Form 10-Q
period 1995-03-31
WARWICK VALLEY TELEPHONE CO
filed 1995-05-12
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
                                   Washington D.C.  20549


                                          FORM 10-Q


     __X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934


     For the quarterly period ended ____March 31, 1995____

                                             OR

     _____ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934


     For the transition period from ___________________ to ___________________


                        Commission file number 0-11174


     __________________WARWICK VALLEY TELEPHONE COMPANY_________________________

            (Exact name of registrant as specified in its charter)


__________________New York______________________________14-1160510______________
 (State or other jurisdiction of incorporation or     (I.R.S. Employer
  or organization)                                      Identification No.)


__47-49 Main Street, Warwick, New York________________________10990____________
 (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code _____(914) 986-1101_________

_______________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.


    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes __X__    No _____


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


    613,463 common shares, no par value, outstanding at March 31, 1995.




                                          PART I - FINANCIAL INFORMATION
Ite 1.  Financial Statements

                                              WARWICK VALLEY TELEPHONE COMPANY

                                                        BALANCE SHEET

                                                              March 31,        December 31,
                                                                1995              1994
                                                             (Unaudited)         (Audited)

CURRENT ASSETS:
  Cash                                                      $    471,884      $    422,037
  Telecommunications accounts receivable, less accounts        2,136,299         1,682,568
    receivable allowance 1995-$69,634; 1994-$65,155
  Refundable income tax                                                0            42,034
  Other accounts receivable                                      230,274           964,485
  Materials and supplies                                       1,482,570         1,293,091
  Prepaid expenses                                               531,468           285,819

TOTAL CURRENT ASSETS                                           4,852,495         4,690,034


NON-CURRENT ASSETS
  Unamortized debt issuance expense                               39,545            41,686
  Other deferred charges                                         168,390           162,616
  Investment in affiiliated company                                5,043                 0
  Investment in non-affiliated company                           788,564           779,806

TOTAL NON-CURRENT ASSETS                                       1,001,542           984,108


TELEPHONE PLANT, AT COST:
  Land, buildings and equipment
    In service                                                31,025,497        30,666,549
    Under construction                                           751,295           839,392

                                                              31,776,792        31,505,941
       Less:  Accumulated depreciation                         9,988,193         9,522,504



TOTAL PLANT                                                   21,788,599        21,983,437

     TOTAL ASSETS                                           $ 27,642,636      $ 27,657,579

The accompanying notes to financial statements are an integral part of these statements.

Item 1.  Financial Statements (Continued)


                                        WARWICK VALLEY TELEPHONE COMPANY

                                                  BALANCE SHEET

                                                               March 31,        December 31,
  STOCKHOLDERS' EQUITY AND LIABILITIES                           1995              1994
                                                             (Unaudited)         (Audited)
CURRENT LIABILITIES:
  Current maturities of long-term debt                      $    120,000      $    120,000
  Accounts payable                                             1,647,514         1,766,777
  Notes payable                                                  700,000           900,000
  Advance billing and payments                                    45,585           202,358
  Customer deposits                                              286,415           257,226
  Accrued taxes                                                  134,924            31,426
  Other accrued liabilities                                      351,028           523,866

TOTAL CURRENT LIABILITIES                                      3,285,466         3,801,653

LONG TERM DEBT:
  Funded debt                                                  7,342,500         7,370,000

TOTAL LONG TERM DEBT                                           7,342,500         7,370,000


OTHER LIABILITIES & DEFERRED CREDITS:
  Unamortized operating investment tax credit - net              341,677           354,427
  Unamortized non-operating investment tax credit - net           18,179            18,179
  Net non-current deferred operating income tax                2,472,571         1,973,117
  Other deferred credits                                         385,279           640,961

TOTAL OTHER LIABILITIES & DEFERRED CREDITS                     3,217,706         2,986,684


STOCKHOLDERS' EQUITY
  Preferred stock - 5% cumulative, $100 par value;
    7,500 shares authorized
    5,000 shares issued and outstanding                          500,000           500,000
  Common stock, without par value;
    720,000 shares authorized;
     Issued and outstanding:639,263 shares at 3/31/95
      and 639,263 shares at 12/31/94                           2,089,642         2,089,642
  Retained earnings                                           11,982,522        11,684,800

                                                              14,572,164        14,274,442

  Less:  Treasury stock 25,800 shares at cost for 1995
           and 1994                                              775,200           775,200

TOTAL STOCKHOLDERS' EQUITY                                    13,796,964        13,499,242


TOTAL LIABILITIES                                           $ 27,642,636      $ 27,657,579

The accompanying notes to financial statements are an integral part of these statements.

                                WARWICK VALLEY TELEPHONE COMPANY
                                      STATEMENT OF INCOME

                                          (UNAUDITED)


                                                                           Three Months Ended
                                                                               March 31,

                                                                       1995                  1994

Operating Revenues:
   Local network service                                          $    801,960          $    766,233
   Network access and long distance network service                  2,202,029             2,071,104
   Miscellaneous                                                       277,250               249,536
                                                                     3,281,239             3,086,873
  Less:  Provisions for uncollectibles                                   7,200                 7,200
  Operating revenues
                                                                     3,274,039             3,079,673

Operating Expenses:
  Plant specific                                                       562,189               474,279
  Plant non-specific                                                   657,237               613,800
  Customer operating expense                                           668,447               652,385
  Corporate operations                                                 417,260               433,733

  Operating expenses                                                 2,305,133             2,174,197


Operating Taxes:
  Federal income taxes                                                 164,901               156,361
  Other operating taxes                                                258,735               249,009

  Operating taxes                                                      423,636               405,370

  Income from Operations                                               545,270               500,106

Non-Operating Income & Expenses, Net (Note 2)                          127,459                91,156


  Income before fixed charges                                          672,729               591,262


Interest & Related Items:
  Interest on funded debt                                              149,183               167,027
  Other Interest Deductions                                        (     9,550)                1,657
  Amortization of debt issuance expense                                  2,141                 2,141

  Total interest & related items                                       141,774               170,825

  Net income all sources                                               530,955               420,437


PREFERRED DIVIDENDS                                                      6,250                 6,250

  INCOME APPLICABLE TO COMMON STOCK                               $    524,705        $      414,187

NET INCOME PER AVERAGE SHARE OF
    OUTSTANDING  COMMON STOCK                                     $       0.86        $         0.68

CASH DIVIDENDS PAID PER SHARE                                     $       0.37        $         0.37

AVERAGE SHARES OF COMMON STOCK OUTSTANDING                             613,463               608,604

The accompanying note to financial statements are an integral part of these statements.

                                    WARWICK VALLEY TELEPHONE COMPANY
                                        STATEMENT OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED MARCH 30, 1995 AND 1994
                                              (Unaudited)

                                                                  1995                1994
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                               $       530,955      $      811,925
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                    503,674             715,736
  Non-current deferred income taxes-dr.                                  0            (235,129)
  Deferred income tax and investment tax credit                    231,022             212,422
  Interest charged to construction                                ( 14,914)           ( 31,458)

CHANGE IN ASSETS AND LIABILITIES:
  (Increase) Decrease in accounts receivable                       280,480             155,789
  (Increase) Decrease in materials and supplies                   (189,479)           (306,931)
  (Increase) Decrease in refundable income tax                      42,034              23,716
  (Increase) Decrease in prepaid expenses                         (245,649)           (108,485)
  (Increase) Decrease in deferred charges                         (  5,774)             22,568
  Increase (Decrease) in accounts payable                         (119,263)           (256,553)
  Increase (Decrease) in customers' deposits                        29,189            (  1,304)
  Increase (Decrease) in accrued expenses                         ( 53,274)           (311,141)
  Increase (Decrease) in other liabilities                        (172,838)            122,639

Net Cash provided by operating activities                          816,163             813,794

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                       (306,698)           (872,418)
  Interest charged to construction                                  14,914              31,458
  Change in other investment                                      ( 13,801)           ( 95,311)

Net Cash used in investing activities                             (305,585)           (936,271)

CASH FLOW FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Notes Payable                            (200,000)           (125,000)
  Reduction of long term debt                                     ( 27,500)             26,215
  Dividends                                                       (233,231)           (436,698)
  Sale of common stock                                                   0             155,116

Net Cash used by financing activities                             (460,731)           (380,367)

Increase (Decrease) in cash and cash equivalents                    49,847            (502,844)

Cash and cash equivalents at beginning of year                     422,037             753,385

Cash and cash equivalents at end of the period             $       471,884      $      250,541

The accompanying notes to financial statements are an integral part of these statements.

                       WARWICK VALLEY TELEPHONE COMPANY

                        NOTES TO FINANCIAL STATEMENTS


 1. In the opinion of the management of the Warwick Valley Telephone Company, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) present fairly the Company's financial position as of March 31, 1995 and December 31, 1994, its income for the three-month periods ended March 31, 1995 and 1994 and its cash flow for the three-month periods ended March 31, 1995 and 1994.

     These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


 2. Non-operating income and expenses for the three-month periods ended March 31, 1995 and 1994 were as follows:



                                                        Three Months Ended
                                                             March 31,
                                                        1995          1994

     Interest income                                  $    121     $  5,019
     Interest during construction                       14,914        3,357
     G/L disposition certain property                   13,508       10,048
     Special charges                                   (   709)     (   959)
     Other non-operating income                         16,900       70,000
     Equity in earnings of affiliated company           82,725        3,691

                                                      $127,459      $91,156

                         WARWICK VALLEY TELEPHONE COMPANY
                                 ________________


Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations



RESULTS OF OPERATIONS - Three Months Ended March 31, 1995 - The Company's net income from all sources increased $110,518 (or 26.3%) to $530,955 for the three-month period ended March 31, 1995, as compared to the same period in 1994. Operating revenues increased by $194,366 (or 6.3%) after provision for uncollectibles, to $3,274,039 for the three-month period ended March 31, 1995 as compared to $3,079,673 for the corresponding period of 1994. The increase in operating revenues was primarily the result of network access revenues which increased $129,543 (or 10.1%), largely because of increased interstate access rates effective July 1, 1994.


    Operating expenses increased by $130,936 (or 6.0%) to $2,305,133 for the three-month period ended March 31, 1995 as compared to the same period in 1994, mainly due to increased costs of salaries and benefits ($72,838) and increased depreciation ($68,162). A number of other increases and decreases occurred, the most significant being a reduction in supervision payroll of $37,138, resulting from personnel changes which took place during the quarter.


    Non-operating income and expenses increased by $36,303 from $91,156 in the three-month period ended March 31, 1994 to $127,459 in the same period of 1995, largely as a result of the profit of $97,420 earned by Warwick Valley Long Distance during the 1995 period, compared to $515 during the 1994 period. This was offset by a reduction in the Company's share of Orange-Poughkeepsie Cellular Partnership income from $70,000 in the 1994 period to $16,900 in the 1995 period and a loss of $14,696 for Warwick Valley Mobile during the 1995 period compared to a profit of $3,175 during the 1994 period. Both of these adverse changes were the result of fraud losses, a serious problem facing the industry. The Company expects such losses to decrease as a result of security measures put into place near year-end 1994 and also expects to be reimbursed for some of the losses through its operating agreement with the cellular partnership.



LIQUIDITY AND CAPITAL RESOURCES - The Company's working capital decreased from $2,128,887 at March 31, 1994 to $1,567,029 at March 31, 1995. This
difference is primarily due to a reduction in cash from the 1994 balance which included part of the proceeds of the Series J Bond issue in December 1993.


    The Company issued 5,553 shares of its common stock on April 1, 1995 to employees participating in its retirement savings plans at a price of $34.94 per share, realizing $194,021.82. The sale price was discounted 15% from the price at which the stock was valued by an independent appraisal firm just prior to the transaction. Additional sales to employees are anticipated in 1996 and subsequent years.


    Pursuant to a NYSPSC order, the tax savings due to the general reduction in income tax liability of the Company made possible by the Tax Reform Act of 1986 attributable to New York State operations have been deferred. These tax savings were applied during 1994, and will continue to be applied in subsequent years, as an offset against the costs of funding retiree health benefits. Reduced rates to reflect the tax savings were ordered in New Jersey beginning July 1, 1987.

                       WARWICK VALLEY TELEPHONE COMPANY
                               ________________


    The Company holds a 7.5% limited partnership interest in the cellular mobile telephone partnership which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. Since the inception of the partnership, the Company has made capital contributions of $249,750. No further capital contributions are currently scheduled. A wholly-owned subsidiary of the Company, Warwick Valley Mobile Telephone Company (WVMT), resells cellular telephone service to the Company's subscribers as well as to others. WVMT also sells and installs cellular telephone sets. The Company has invested approximately $365,000 in WVMT since its operations began on April 1, 1989.

    A second wholly-owned subsidiary, Warwick Valley Long Distance Company, Inc. (WVLD), began business in December 1993 in New Jersey and in May 1994 in New York. WVLD resells toll service to customers of Warwick Valley Telephone. WVLD achieved positive retained earnings prior to the end of 1994.

    An additional wholly-owned subsidiary, Warwick Valley Networks, Inc.
(WVN), was established during 1994. WVN is a partner in the New York State Independent Network (NYNSINET), which was created by the independent telephone companies of New York to build and operate its own data connections network. NYSINET will make it unnecessary for its member companies to rely on outside companies for these services and may also offer services to companies who are not members, creating a potential source of additional revenue. The NYSINET network is expected to be in operation before the end of 1995.


                          PART II - OTHER INFORMATION

Items 1 (Legal Proceedings), 2 (Changes in Securities), and 3 (Defaults Upon Senior
Securities) are inapplicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - At the Company's 1995 Annual Meeting of Common Shareholders held on April 28, 1995, Wisner H. Buckbee, Joseph E. DeLuca and Fred M. Knipp were elected as directors for three-year terms and Corinna S. Lewis was elected as a director for one year to fill the unexpired term of John W. Sanford, Jr.
The terms of Earl V. Barry, Howard Conklin, Jr., Philip S. Demarest, Victor
J. Marotta and Henry L. Nielsen, Jr. continued after the meeting.

    Matters voted on at the meeting and the results of each vote are as follows:


                                                                   Broker
                                         For     Against  Abstain  Non-Votes


1.  Set the number of directors at     27,552     2,036        6      95,292
     nine until the next annual
     meeting

                                                                   Broker
                                        For     Against  Withheld  Non-Votes

2.  Election of directors-
            Wisner H. Buckbee         429,180       270      144      95,292
            Joesph E. DeLuca          403,016    26,434      144      95,292
            Fred M. Knipp             429,450         0      144      95,292
            Corinna S. Lewis          423,652     5,798      144      95,292

                                                                   Broker
                                        For     Against  Abstain   Non-Votes

3.  Ratify the appointment of
     Bush and Germain as the
     independent public accountants
     of the Company                   429,558         0       36      95,292

                       WARWICK VALLEY TELEPHONE COMPANY
                               ________________



Item 5.  Other Information

    At its reorganizational meeting on April 28, 1995, the Board of Directors elected the following persons to the postions set forth opposite their names:

         Howard Conklin, Jr.     -        Chairman of the Board
         Henry L. Nielsen, Jr.   -        Vice Chairman of the Board
         Fred M. Knipp           -        President
         Philip S. Demarest      -        Vice President, Secretary and
                                           Treasurer
         John P. Nye             -        Vice President
         Herbert Gareiss, Jr.    -        Vice President, Assistant
                                           Secretary and Assistant Treasurer



Item 6.  Exhibits And Reports On Form 8-K

    a)  Exhibits - Not applicable
    b)  Reports on Form 8-K - Not applicable

                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Warwick Valley Telephone Company
                                             Registrant



Date_May 12, 1995__             _________Herbert Gareiss, Jr.__________
                                             Herbert Gareiss, Jr., Vice
                                              President
                                         (Duly Authorized Officer)


Date __May 12, 1995__           _________Philip S. Demarest____________
                                      Philip S. Demarest, Vice-President
                                         Secretary and Treasurer
                                         (Principal Financial and Chief
                                           Accounting Officer)