Form 10-Q
period 1995-06-30
WARWICK VALLEY TELEPHONE CO
filed 1995-08-14
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549


                                    FORM 10-Q


       X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended   __June 30, 1995 __

                                      OR

     _____ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ________________ to________________


                        Commission file number 0-11174


    __________________ WARWICK VALLEY TELEPHONE COMPANY_________________
            (Exact name of registrant as specified in its charter)


__________________New York____________________________14-1160510__________
 (State or other jurisdiction of incorporation       (I.R.S. Employer
  or organization)                                     Identification No.)


__47-49 Main Street, Warwick, New York___________________10990____________
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code _____(914) 986-1101____


__________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.


    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes__X__    No _____


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


    619,016 common shares, no par value, outstanding at June 30, 1995.





                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                          WARWICK VALLEY TELEPHONE COMPANY

                                   BALANCE SHEET

                                                               June 30,        December 31,
                                                                 1995              1994

                                                             (Unaudited)        (Audited)

CURRENT ASSETS:
  Cash                                                      $    533,993      $    422,037
  Telecommunications accounts receivable, less accounts        2,176,514         1,682,568
  ?f  receivable allowance 1995-$68,170;? 1994-$65,155
  Refundable income tax                                                0            42,034
  Other accounts receivable                                      417,553           964,485
  Materials and supplies                                       1,411,629         1,293,091
  Prepaid expenses                                               554,175           285,819

TOTAL CURRENT ASSETS                                           5,093,864         4,690,034


NON-CURRENT ASSETS
  Unamortized debt issuance expense                               82,093            41,686
  Other deferred charges                                         121,559           162,616
  Investment in affiliated company                                 5,087                 0
  Investment in non-affiliated company                           842,764           779,806

TOTAL NON-CURRENT ASSETS                                       1,051,503           984,108


TELEPHONE PLANT, AT COST:
  Land, buildings and equipment
    In service                                                31,152,622        30,666,549
    Under construction                                         1,347,868           839,392

                                                              32,500,490        31,505,941
       Less:  Accumulated depreciation                        10,404,736         9,522,504

TOTAL PLANT                                                   22,095,754        21,983,437


     TOTAL ASSETS                                           $ 28,241,121      $ 27,657,579

The accompanying notes to financial statements are an integral part of these statements.



                                           -2-




Item 1.  Financial Statements (Continued)


                          WARWICK VALLEY TELEPHONE COMPANY

                                    BALANCE SHEET

                                                               June 30,        December 31,
  STOCKHOLDERS' EQUITY AND LIABILITIES                           1995              1994

                                                             (Unaudited)         (Audited)
CURRENT LIABILITIES:
  Current maturities of long-term debt                      $    120,000      $    120,000
  Accounts payable                                             1,574,881         1,766,777
  Notes payable                                                  950,000           900,000
  Advance billing and payments                                   246,216           202,358
  Customer deposits                                              179,320           257,226
  Accrued taxes                                                   99,458            31,426
  Other accrued liabilities                                      237,673           523,866

TOTAL CURRENT LIABILITIES                                      3,407,548         3,801,653


LONG TERM DEBT:
  Funded debt                                                  7,315,000         7,370,000

TOTAL LONG TERM DEBT                                           7,315,000         7,370,000


OTHER LIABILITIES & DEFERRED CREDITS:
  Unamortized operating investment tax credit - net              328,927           354,427
  Unamortized non-operating investment tax credit - net           18,179            18,179
  Net non-current deferred operating income tax                2,534,730         1,973,117
  Other deferred credits                                         362,804           640,961

TOTAL OTHER LIABILITIES & DEFERRED CREDITS                     3,244,640         2,986,684


STOCKHOLDERS' EQUITY
  Preferred stock - 5% cumulative, $100 par value;
    7,500 shares authorized
    5,000 shares issued and outstanding                          500,000           500,000
  Common stock, without par value;
    720,000 shares authorized;
     Issued and outstanding:  644,816 shares at 6/30/95
      and 639,263 shares at 12/31/94                           2,283,665         2,089,642
  Retained earnings                                           12,265,468        11,684,800

                                                              15,049,133        14,274,442

 Less:  Treasury stock 25,800 shares at cost for 1995
           and 1994                                              775,200           775,200


TOTAL STOCKHOLDERS' EQUITY                                    14,273,933        13,499,242


TOTAL LIABILITIES                                           $ 28,241,121      $ 27,657,579

The accompanying notes to financial statements are an integral part of these statements.
                                           -3-




Item 1. Financial Statements (Continued)

                   WARWICK VALLEY TELEPHONE COMPANY
                         STATEMENTS OF INCOME
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                             (Unaudited)

                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                      1995           1994                  1995           1994
Operating revenues:
  Local network service                           $   763,504    $  700,213              $1,565,464    $1,466,446
  Network access and long distance
    network service                                 2,223,147     1,968,553               4,425,176     4,039,657
  Miscellaneous                                       227,022       225,033                 504,272       474,569
                                                    3,213,673     2,893,799               6,494,912     5,980,672
  Less: Provisions for uncollectibles                   7,200         7,200                  14,400        14,400

    Operating revenues                              3,206,473     2,886,599               6,480,512     5,966,272

Operating expenses:
  Plant specific                                      415,911       506,059                 978,100       980,338
  Plant non-specific                                  658,262       607,324               1,315,499     1,221,124
  Customer operations                                 703,048       654,353               1,371,495     1,306,738
  Corporate operations                                439,849       505,017                 857,109       938,750

    Operating expenses                              2,217,070     2,272,753               4,522,203     4,446,950

Operating taxes:
  Federal income taxes                                158,346        50,644                 323,247       207,005
  Operating other taxes                               261,074       235,279                 519,809       484,288

    Operating taxes                                   419,420       285,923                 843,056       691,293

    Income from operations                            569,983       327,923               1,115,253       828,029

Non-operating income & expenses -
  net (Note 2)                                        118,278       171,485                 245,737       262,641

    Income before fixed charges                       688,261       499,408               1,360,990     1,090,670

Interest & related items:
  Interest on funded debt                             148,898       150,758                 298,081       317,785
  Other interest deductions                              (844)         (709)                  1,297           948
  Amortization of debt issuance expense                21,977         2,140                  12,427         4,281

  Total interest & related items                      170,031       152,189                 311,805       323,014

  Net income all sources                              518,230       347,219               1,049,185       767,656

PREFERRED DIVIDENDS                                     6,250         6,250                  12,500        12,500

  INCOME APPLICABLE TO COMMON STOCK               $   511,980    $  340,969              $1,036,685    $  755,156

  NET INCOME PER AVERAGE SHARE
    OF OUTSTANDING COMMON STOCK                          0.83          0.56                    1.69          1.24

  CASH DIVIDENDS PAID PER SHARE                          0.37          0.37                    0.74          0.74

  AVERAGE SHARES OF COMMON STOCK
    OUTSTANDING                                       616,240       611,034                 614,851       609,819

The accompanying notes to financial statements are an integral part of these statements.
                                                      - 4 -




                                       WARWICK VALLEY TELEPHONE COMPANY
                                           STATEMENT OF CASH FLOWS
                               FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                                 (Unaudited)

                                                                       1995                1994
    CASH FLOW FROM OPERATING ACTIVITIES:
      Net Income                                               $     1,049,185      $      767,656
      Adjustments to reconcile net income to net cash
       provided by operating activities:
      Depreciation and amortization                                  1,023,334             873,847
      Non-current deferred income taxes-dr.                                  0                   0
      Deferred income tax and investment tax credit                    257,956             158,626
      Interest charged to construction                                 (24,841)            (49,326)

    CHANGE IN ASSETS AND LIABILITIES:
      (Increase) Decrease in accounts receivable                        52,986             130,040
      (Increase) Decrease in materials and supplies                   (118,538)           (264,589)
      (Increase) Decrease in refundable income tax                      42,034                   0
      (Increase) Decrease in prepaid expenses                         (268,356)           (201,887)
      (Increase) Decrease in deferred charges                           41,057             (19,290)
      Increase (Decrease) in accounts payable                         (191,896)            887,222
      Increase (Decrease) in customers' deposits                       (77,906)             (3,679)
      Increase (Decrease) in accrued expenses                          111,891            (255,297)
      Increase (Decrease) in other liabilities                        (286,193)             (7,598)

    Net Cash provided by operating activities                        1,610,713           2,015,725

    CASH FLOW FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment                     (1,123,224)         (2,692,139)
      Interest charged to construction                                  24,841              49,326
      Change in unamortized debt issuance expense                      (52,835)                  0
      Change in other investment                                       (68,045)             42,580

    Net Cash used in investing activities                           (1,219,263)         (2,600,233)

    CASH FLOW FROM FINANCING ACTIVITIES:
      Increase (Decrease) in Notes Payable                              50,000                   0
      Reduction of long term debt                                      (55,000)            (55,000)
      Dividends                                                       (468,517)           (464,665)
      Sale of common stock                                             194,023             167,295

    Net Cash used by financing activities                             (279,494)           (352,370)

    Increase (Decrease) in cash and cash equivalents                   111,956            (936,878)

    Cash and cash equivalents at beginning of year                     422,037           1,529,483

    Cash and cash equivalents at end of the period             $       533,993      $      592,605


    The accompanying notes to financial statements are an integral part of these statements.
                                                     -5-




Item 1.  Financial Statements (Continued)




                          WARWICK VALLEY TELEPHONE COMPANY

                            NOTES TO FINANCIAL STATEMENTS


 1. In the opinion of the management of the Warwick Valley Telephone Company, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1995 and December 31, 1994, its income for the three-month and six-month periods ended June 30, 1995 and 1994 and its cash flow for the six-month periods ended June 30, 1995 and 1994.

 These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

 The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


 2. Non-operating income and expenses for the three-month and six-month periods ended June 30, 1995 and 1994 were as follows:

                                                             Three Months Ended    Six Months Ended
                                                                   June 30,            June 30,
                                                              1995       1994       1995       1994

      Interest income                                          $135    $11,527       $256    $16,546
      Interest during construction                            9,927     45,969     24,841     49,326
      G/L disposition certain property                       (2,598)     5,427     10,910     15,475
      Special charges                                       (21,579)   (20,650)   (22,288)   (21,609)
      Other non-operating income                             54,200     99,000     71,100    169,000
      Equity in earnings of affiliated company               78,193     30,212    160,918     33,903

                                                           $118,278   $171,485   $245,737   $262,641

                          WARWICK VALLEY TELEPHONE COMPANY
                                  ________________


Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations


RESULTS OF OPERATIONS - Six Months Ended June 30, 1995 - The Company's net income from all sources increased $281,529 (or 36.7%) to $1,049,185 for the six-month period ended June 30, 1995, as compared to the same period in 1994. Operating revenues increased by $514,240 (or 8.6%) after provision for uncollectibles, to $6,480,512 for the six-month period ended June 30, 1995 as compared to $5,966,272 for the corresponding period of 1994. The increase in operating revenues was caused mainly by increases in network access and toll revenues, which increased $385,519 in the aggregate during the period, as compared to the same six months of 1994.

    Operating expenses increased by $75,253 (or 1.7%) to $4,522,203 for the six-month period ended June 30, 1995 as compared to the same period in 1994. Increased costs of salaries and benefits (approximately $108,000) and depreciation ($141,000) were offset by reductions in areas such as materials for repairs ($31,000), computer costs ($46,000), tariff filing costs ($36,000) and directory costs ($18,000).

    Non-operating income and expenses decreased by $16,904 from $262,641 in the six-month period ended June 30, 1994 to $245,737 in the same period of 1995. A decrease of $117,123 in cellular income from the Company's subsidiary and the Company's share of the Orange-Poughkeepsie Cellular Partnership occurred primarily as a result of roamer fraud losses.
At the same time, Warwick Valley Long Distance, the Company's toll subsidiary, had improved earnings of $146,238, compared to the 1994 period, when the business was in its start-up phase. Reduced interest during construction ($24,485) and interest income ($16,290) also contributed to the change.
See Liquidity and Capital Resources below.


RESULTS OF OPERATIONS - Three Months Ended June 30, 1995 - The Company's net income from all sources increased $171,011 (or 49.3%) to $518,230 for the three-month period ended June 30, 1995, as compared to $347,219 for the same period in 1994. Operating revenues increased by $319,874 (or 11.1%) after provision for uncollectibles, to $3,206,473 for the three-month period ended June 30, 1995 as compared to $2,886,599 for the corresponding period of 1994. The increase in operating revenues was caused mainly by increases in access and toll revenues over the 1994 period.

    Operating expenses decreased by $55,683 (or 2.5%) to $2,217,070 for the three-month period ended June 30, 1995 as compared to the same period in 1994. Increased costs of salaries, benefits and depreciation were offset as noted in Results of Operations - Six Months Ended June 30, 1995.

    Non-operating income and expenses decreased by $53,207 from $171,485 in the three-month period ended June 30, 1994 to $118,278 in the same period of 1995, largely as a result of the factors listed above under Results of Operations - Six Months Ended June 30, 1995. See Liquidity and Capital Resources below.


LIQUIDITY AND CAPITAL RESOURCES - The Company's working capital increased to $1,686,316 at June 30, 1995 from $1,440,094 at June 30,
1994, largely as a result of a higher level of receivables and a larger inventory of materials and supplies at June 30, 1995.

                          WARWICK VALLEY TELEPHONE COMPANY
                                  ________________


    The Company holds a 7.5% limited partnership interest in the cellular mobile telephone partnership which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. Since the inception of the partnership, the Company has made capital contributions of $249,750. No further capital contributions are currently scheduled. A wholly-owned subsidiary of the Company, Warwick Valley Mobile Telephone Company (WVMT), resells cellular telephone service to the Company's subscribers as well as to others. WVMT also sells and installs cellular telephone sets. The Company has invested approximately $355,000 in WVMT since its operations began on April 1, 1989.

    A second wholly-owned subsidiary, Warwick Valley Long Distance Company, Inc. (WVLD), began business in December 1993 in New Jersey and in May 1994 in New York. WVLD resells toll service to customers of Warwick Valley Telephone. WVLD achieved positive retained earnings prior to the end of 1994.

    An additional wholly-owned subsidiary, Warwick Valley Networks, Inc. (WVN), was established during 1994. WVN is a partner in the New York State Independent Network (NYSINET), which was created by the independent telephone companies of New York to build and operate its own data connections network. NYSINET will make it unnecessary for its member companies to rely on outside companies for these services and may also offer services to companies who are not members, creating a potential source of additional revenue. The NYSINET network is expected to be in operation before the end of 1995.

    Potential major changes in legislation and degree of regulation/competition are pending in Congress and the Federal and State regulatory agencies which have jurisdiction over the Company. Although final decisions are probably months away, it would appear that local and regional toll competition will be allowed, starting in 1996. Until the rules governing such competition have been established, it is difficult to estimate the effect on the Company in the different markets in which it will compete. The most predictable markets currently are the regional toll areas in both New York and New Jersey. Such competition in each state is expected to have the effect of reducing Warwick's revenues to an extent which cannot yet be determined. The Company has urged in the ongoing proceeding that it be allowed to realign its local, toll and access rates in New Jersey to prevent a significant shortfall. However, a decision will not be reached in that proceeding for several months. The New York rules on regional toll competition are to be implemented in 1996, but only a small revenue loss is anticipated.


                         PART II - OTHER INFORMATION


Items 1 (Legal Proceedings), 2 (Changes in Securities), 3 (Defaults
Upon Senior Securities) and 4 (Submission of Matters to a Vote of Securities Holders) are inapplicable.

Item 5.  Other Information

    On March 10, 1995, the Company reached agreement with Local 503 of the International Brotherhood of Electrical Workers on a three-year contract, effective May 1, 1995, regarding wages and working conditions. Local 503 represents non-management plant employees. The Warwick Valley Telephone Company Employees Association (WVTEA) represents non-management employees in the office and operator departments. The Company's contract with WVTEA expires on November 1, 1995.

    Effective June 30, 1995, John P. Nye, Vice President, retired from the Company. No successor has been named.

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

                                   Warwick Valley Telephone Company
                                             Registrant



Date________________               ________________________________________
                                     Herbert Gareiss, Jr., Vice President
                                          (Duly Authorized Officer)


Date _______________               ________________________________________
                                        Philip S. Demarest, Vice-President
                                        Secretary and Treasurer
                                       (Principal Financial and Chief
                                        Accounting Officer)