Form 10-Q
period 1995-09-30
WARWICK VALLEY TELEPHONE CO
filed 1995-11-14
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549


                                   FORM 10-Q


       X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended   __September 30, 1995 __

                                     OR

     _____ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


    For the transition period from ___________________ to_________________


                       Commission file number 0-11174


    __________________ WARWICK VALLEY TELEPHONE COMPANY___________________
            (Exact name of registrant as specified in its charter)


_________________New York_____________________________14-1160510__________
 (State or other jurisdiction of incorporation       (I.R.S.Employer
  or organization)                                     Identification No.)

__47-49 Main Street, Warwick, New York___________________10990____________
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code ______(914)986-1101____


__________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.


    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   Yes
Yes__X__    No _____


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


    619,016 common shares, no par value, outstanding at September 30, 1995.





                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                              WARWICK VALLEY TELEPHONE COMPANY

                                                          BALANCE SHEET

                                                             September 30,     December 31,
                                                                 1995              1994

                                                             (Unaudited)        (Audited)

CURRENT ASSETS:
  Cash                                                      $    455,177      $    422,037
  Telecommunications accounts receivable, less accounts        2,431,279         1,682,568
    receivable allowance 1995-$68,013; 1994-$65,155
  Refundable income tax                                                0            42,034
  Other accounts receivable                                      489,808           964,485
  Materials and supplies                                       1,435,541         1,293,091
  Prepaid expenses                                               434,798           285,819

TOTAL CURRENT ASSETS                                           5,246,603         4,690,034


NON-CURRENT ASSETS
  Unamortized debt issuance expense                               78,631            41,686
  Other deferred charges                                         130,394           162,616
  Investment in affiliated company                                 5,086                 0
  Investment in non-affiliated company                           920,914           779,806

TOTAL NON-CURRENT ASSETS                                       1,135,025           984,108


TELEPHONE PLANT, AT COST:
  Land, buildings and equipment
    In service                                                31,608,158        30,666,549
    Under construction                                         1,394,607           839,392

                                                              33,002,765        31,505,941
       Less:  Accumulated depreciation                        10,806,875         9,522,504



TOTAL PLANT                                                   22,195,890        21,983,437

     TOTAL ASSETS                                           $ 28,577,518      $ 27,657,579

The accompanying notes to financial statements are an integral part of these statements.

                                        WARWICK VALLEY TELEPHONE COMPANY

                                                  BALANCE SHEET

                                                            September 30,     December 31,
  STOCKHOLDERS' EQUITY AND LIABILITIES                           1995              1994

                                                             (Unaudited)         (Audited)
CURRENT LIABILITIES:
  Current maturities of long-term debt                      $    120,000      $    120,000
  Accounts payable                                             1,755,799         1,766,777
  Notes payable                                                  550,000           900,000
  Advance billing and payments                                   186,037           202,358
  Customer deposits                                              186,696           257,226
  Accrued taxes                                                  195,824            31,426
  Other accrued liabilities                                      665,610           523,866

TOTAL CURRENT LIABILITIES                                      3,659,966         3,801,653

LONG TERM DEBT:
  Funded debt                                                  7,277,500         7,370,000

TOTAL LONG TERM DEBT                                           7,277,500         7,370,000


OTHER LIABILITIES & DEFERRED CREDITS:

  Unamortized operating investment tax credit - net              316,177           354,427
  Unamortized non-operating investment tax credit - net           18,179            18,179
  Net non-current deferred operating income tax                2,296,272         1,973,117
  Other deferred credits                                         340,439           640,961

TOTAL OTHER LIABILITIES & DEFERRED CREDITS                     2,971,067         2,986,684


STOCKHOLDERS' EQUITY
  Preferred stock - 5% cumulative, $100 par value;
    7,500 shares authorized
    5,000 shares issued and outstanding                          500,000           500,000
  Common stock, without par value;
    720,000 shares authorized;
     Issued and outstanding:  644,816 shares at 9/30/95
      and 639,263 shares at 12/31/94                           2,283,665         2,089,642
  Retained earnings                                           12,660,520        11,684,800

                                                              15,444,185        14,274,442


  Less:  Treasury stock 25,800 shares at cost                    775,200           775,200

TOTAL STOCKHOLDERS' EQUITY                                    14,668,985        13,499,242


TOTAL LIABILITIES                                           $ 28,577,518      $ 27,657,579

The accompanying notes to financial statements are an integral part of these statements.

                             WARWICK VALLEY TELEPHONE COMPANY
                                   STATEMENTS OF INCOME
              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                      (Unaudited)

                                                       Three Months Ended                     Nine Months Ended
                                                          September 30,                          September 30,

                                                      1995           1994                   1995          1994
Operating revenues:
  Local network service                           $   816,580    $  709,895              $2,382,044    $2,176,341
  Network access and long distance
    network service                                 2,391,255     2,217,896               6,816,431     6,257,553
  Miscellaneous                                       280,127       270,751                 784,399       745,320
                                                    3,487,962     3,198,542               9,982,874     9,179,214
  Less: Provisions for uncollectibles                   7,200         7,200                  21,600        21,600

    Operating revenues                              3,480,762     3,191,342               9,961,274     9,157,614

Operating expenses:
  Plant specific                                      560,428       442,156               1,538,528     1,422,494
  Plant non-specific                                  644,160       632,809               1,959,659     1,853,933
  Customer operations                                 698,141       696,776               2,069,636     2,003,514
  Corporate operations                                442,276       366,793               1,299,385     1,305,543

    Operating expenses                              2,345,005     2,138,534               6,867,208     6,585,484

Operating taxes:
  Federal income taxes                                225,665       189,726                 548,912       396,731
  Operating other taxes                               272,572       269,069                 792,381       753,357

    Operating taxes                                   498,237       458,795               1,341,293     1,150,088

    Income from operations                            637,520       594,013               1,752,773     1,422,042

Non-operating income & expenses -
  net (Note 2)                                        176,526       111,460                 422,263       374,103

    Income before fixed charges                       814,046       705,473               2,175,036     1,796,145

Interest & related items:
  Interest on funded debt                             148,218       150,941                 446,299       468,726
  Other interest deductions                            13,458         1,189                  14,755         2,136
  Amortization of debt issuance expense                 3,461         2,140                  15,888         6,422

  Total interest & related items                      165,137       154,270                 476,942       477,284

  Net income all sources                              648,909       551,203               1,698,094     1,318,861

PREFERRED DIVIDENDS                                     6,250         6,250                  18,750        18,750

  INCOME APPLICABLE TO COMMON STOCK               $   642,659    $  544,953              $1,679,344    $1,300,111

  NET INCOME PER AVERAGE SHARE
    OF OUTSTANDING COMMON STOCK                          1.04          0.89                    2.73          2.13

  CASH DIVIDENDS PAID PER SHARE                          0.37          0.37                    1.11          1.11

  AVERAGE SHARES OF COMMON STOCK
    OUTSTANDING                                       619,016       613,463                 616,240       611,034

The accompanying notes to financial statements are an integral part of these statements.

                                 WARWICK VALLEY TELEPHONE COMPANY
                                     STATEMENT OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                           (Unaudited)

                                                                      1995                1994
    CASH FLOW FROM OPERATING ACTIVITIES:
      Net Income                                               $     1,698,094      $    1,318,861
      Adjustments to reconcile net income to net cash
       provided by operating activities:
      Depreciation and amortization                                  1,533,758           1,321,603
      Non-current deferred income taxes-dr.                                  0                   0
      Deferred income tax and investment tax credit                    (15,617)            273,646
      Interest charged to construction                                 (29,897)           (109,481)

    CHANGE IN ASSETS AND LIABILITIES:
      (Increase) Decrease in accounts receivable                      (274,034)            (78,493)
      (Increase) Decrease in materials and supplies                   (142,450)           (330,931)
      (Increase) Decrease in refundable income tax                      42,034                   0
      (Increase) Decrease in prepaid expenses                         (148,979)           (108,792)
      (Increase) Decrease in deferred charges                           32,222             (24,028)
      Increase (Decrease) in accounts payable                          (10,978)            160,462
      Increase (Decrease) in customers' deposits                       (70,530)             (4,056)
      Increase (Decrease) in accrued expenses                          148,078            (208,365)
      Increase (Decrease) in other liabilities                         141,744             125,021


    Net Cash provided by operating activities                        2,903,445           2,335,447

    CASH FLOW FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment                     (1,730,323)         (3,549,757)
      Interest charged to construction                                  29,897             109,481
      Change in unamortized debt issuance expense                      (52,834)                  0
      Change in other investment                                      (146,194)            (44,213)

    Net Cash used in investing activities                           (1,899,454)         (3,484,489)

    CASH FLOW FROM FINANCING ACTIVITIES:
      Increase (Decrease) in Notes Payable                            (350,000)            750,000
      Reduction of long term debt                                      (92,500)            (92,500)
      Dividends                                                       (722,374)           (697,896)
      Sale of common stock                                             194,023             167,295

    Net Cash used by financing activities                             (970,851)            126,899

    Increase (Decrease) in cash and cash equivalents                    33,140          (1,022,143)

    Cash and cash equivalents at beginning of year                     422,037           1,529,483

    Cash and cash equivalents at end of the period             $       455,177      $      507,340


    The accompanying notes to financial statements are an integral part of these statements.

                                   WARWICK VALLEY TELEPHONE COMPANY

                                     NOTES TO FINANCIAL STATEMENTS


 1. In the opinion of the management of the Warwick Valley Telephone Company, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1995 and December 31, 1994, its income for the three-month and nine-month periods ended September 30, 1995 and 1994 and its cash flow for the nine-month periods ended September 30, 1995 and 1994.

     These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


 2. Non-operating income and expenses for the three-month and nine-month periods ended September 30, 1995 and 1994 were as follows:

                                                             Three Months Ended    Nine Months Ended
                                                                September 30,        September 30,
                                                              1995       1994       1995       1994

      Interest income                                          $129       $428       $385    $16,974
      Interest during construction                            5,056     60,155     29,897    109,481
      G/L disposition certain property                        4,938      6,326     15,848     21,803
      Special charges                                        (2,524)    (9,403)   (24,812)   (31,012)
      Other non-operating income                             78,150     86,100    149,250    255,100
      Equity in earnings of affiliated company               90,777    (32,146)   251,695      1,757

                                                           $176,526   $111,460   $422,263   $374,103

                         WARWICK VALLEY TELEPHONE COMPANY
                                 ________________


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations


RESULTS OF OPERATIONS - Nine Months Ended September 30, 1995 - The Company's net income from all sources increased $379,233 (or 28.8%) to $1,698,094 for the nine-month period ended September 30, 1995, as compared to the same period in 1994. Operating revenues increased by $803,660 (or 8.8%) after provision for uncollectibles, to $9,961,274 for the nine-month period ended September 30, 1995 as compared to $9,157,614 for the corresponding period of 1994. The increase in operating revenues was caused mainly by increases in network access and toll revenues, which increased $558,878 in the aggregate during the period, as compared to the same nine months of 1994.


    Operating expenses increased by $281,724 (or 4.3%) to $6,867,208 for the nine-month period ended September 30, 1995 as compared to the same period in 1994. Increased costs of salaries and benefits (approximately $169,000) and depreciation ($203,000) were offset by reductions in areas such as materials for repairs ($20,000), tariff filing costs ($42,000) and directory costs ($20,000).



    Non-operating income and expenses increased by $48,160 from $374,103 in the nine-month period ended September 30, 1994 to $422,263 in the same period of 1995. A decrease of $108,197 in cellular income from the Company's subsidiary and the Company's share of the Orange-Poughkeepsie Cellular Partnership occurred primarily as a result of roamer fraud losses. At the same time, Warwick Valley Long Distance, the Company's toll subsidiary, had an increase in earnings of $252,285, to $248,674 for the 1995 period from a loss of $3,611 during 1994 when the business was in its start-up phase. Reductions in interest during construction of $79,584 and in interest income of $16,589 offset part ot the increase. See Liquidity and Capital Resources below.


RESULTS OF OPERATIONS - Three Months Ended September 30, 1995 - The Company's net income from all sources increased $97,706 (or 17.7%) to $648,909 for the three-month period ended September 30, 1995, as compared to $551,203 for the same period in 1994. Operating revenues increased by $289,420 (or 9.1%) after provision for uncollectibles, to $3,480,762 for the three-month period ended September 30, 1995 as compared to $3,191,342 for the corresponding period of 1994. The increase in operating revenues was caused mainly by increases in access, toll and local revenues over the 1994 period.


    Operating expenses increased by $206,471 (or 9.7%) to $2,345,005 for the three-month period ended September 30, 1995 as compared to the same period in 1994. Increased costs of salaries, benefits and depreciation were offset as noted in Results of Operations - Nine
Months Ended September 30, 1995.


    Non-operating income and expenses increased by $65,066 from $111,460 in the three-month period ended September 30, 1994 to $176,526 in the same period of 1995, largely as a result of the factors listed above under Results of Operations - Nine Months Ended September 30, 1995. See Liquidity and Capital Resources below.


LIQUIDITY AND CAPITAL RESOURCES - The Company's working capital increased to $1,586,637 at September 30, 1995 from $1,334,195 at September 30, 1994, largely as a result of a higher level of receivables and a lower level of notes payable, offset by a higher level of other accrued liabilities at September 30, 1995.

                  WARWICK VALLEY TELEPHONE COMPANY
                           _______________

    The Company holds a 7.5% limited partnership interest in the cellular mobile telephone partnership which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. Since the inception of the partnership, the Company has made capital contributions of $249,750. No further capital contributions are currently scheduled. A wholly-owned subsidiary of the Company, Warwick Valley Mobile Telephone Company (WVMT), resells cellular telephone service to the Company's subscribers as well as to others. WVMT also sells and installs cellular telephone sets. The Company has invested approximately $347,000 in WVMT since its operations began on April 1, 1989.

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

    Another wholly-owned subsidiary, Hometown Online, Inc. (Online) was created during 1995. Online is the corporate entity through which WVTC provides connectivity to the Internet as well as local and regional information services to personal computer users. Service is offered within WVTC's service area as well as in nearby areas in New York, New Jersey and Pennsylvania. Online first began offering services in July, 1995. WVTC has invested approximately $200,000 in Online since its inception.

    Potential major changes in legislation and regulation that affect the structure of future regulation and competition are pending in Congress and the Federal and State regulatory agencies which have jurisdiction over the Company. Although final decisions are probably months away, it would appear that local and regional toll competition will be allowed, starting in 1996. Until the rules governing such competition have been established, it is difficult to estimate the effect on the Company in the different markets in which it will compete. The markets most likely to be affected first are the regional toll areas in both New York and New
Jersey. The competition in those regional toll areas is expected to have the effect of reducing Warwick's revenues. The extent of such reduction cannot yet be determined but is expected to be small in New
York where carrier access is the main revenue source. The New York regional toll rules are expected to be implemented in 1996. The Company has urged in the ongoing New Jersey proceeding that it be allowed to realign its local, toll and access rates to prevent a shortfall which could result from the loss of a significant portion of the regional toll market. Currently the Company's market share is estimated to be in excess of 90%. A decision will not be reached in that proceeding for several months.

                      PART II - OTHER INFORMATION

Items 1 (Legal Proceedings), 2 (Changes in Securities), 3 (Defaults Upon Senior Securities) and 4 (Submission of Matters to a Vote of Securities Holders) are inapplicable.

Item 5.  Other Information

                   On October 25, 1995, the Company reached agreement with The Warwick Valley Telephone Company Employees' Association (WVTEA) on a three-year contract, effective November 6, 1995, regarding wages and working conditions. WVTEA represents non-management clerical and operator employees. Local 503 of the International Brotherhood of Electrical Workers represents non-management employees in the plant department. The Company's contract with Local 503 expires on May 1, 1998.

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

                                     Warwick Valley Telephone Company
                                               Registrant



Date________________               _________________________________________
                                     Herbert Gareiss, Jr., Vice President
                                          (Duly Authorized Officer)


Date ________________              _________________________________________
                                     Philip S. Demarest, Vice-President
                                      Secretary and Treasurer
                                      (Principal Financial and Chief
                                       Accounting Officer)