Form 10-K
period 1995-12-31
WARWICK VALLEY TELEPHONE CO
filed 1996-03-29
CIK 104777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     -------

                                    FORM 10-K


   X            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1995

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the transition period from ____to____

                           Commission File No. 0-11174

                        WARWICK VALLEY TELEPHONE COMPANY
             (Exact name of registrant as specified in its charter)

                  New York                             14-1160510
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

 47-49 Main Street, Warwick, New York                    10990
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (914) 986-1101

Securities registered pursuant to Section 12(b) of the Act: None

                        Common Stock (Without Par Value)
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ____ NO _____


Aggregate market value of voting stock held by non-affiliates as of March 20, 1996 - (no organized market exists)

Common shares outstanding, March 20, 1996 - 618,957

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Name                                     Incorporated Into

Annual Report to Shareholders for the year
ended December 31, 1995                                     Parts II and IV

Proxy statement for the 1996 Annual Meeting
of Shareholders                                                 Part III

The Exhibit Index for this report is located on page 11. The total number of pages contained in this report is 110.

Part 1.

Item 1. BUSINESS.

         Warwick Valley Telephone Company (the "Company") was incorporated in New York on January 16, 1902 and is qualified to do business as a foreign corporation in New Jersey. The Company's executive offices are located at 47-49 Main Street, Warwick, New York 10990 (Tel. No. 914-986-8080).

         The Company is an independent telephone company with 13,506 access lines in New York State and 8,286 in New Jersey at December 31, 1995. It provides telephone service to customers in the contiguous towns of Warwick and Goshen, New York, and the townships of West Milford and Vernon, New Jersey. The Company operates exchanges in Warwick (9,207 access lines), Florida (2,960 access lines) and Pine Island (1,341 access lines), New York and Vernon (5,846 access lines) and Upper Greenwood Lake (2,446 access lines), New Jersey. The Company's service area is primarily rural and has an estimated population of 50,000.

         In 1995, 19,817,962 toll calls were made on the Company's system, representing an increase of 7.2% from 18,482,545 in 1994. Business customers represent 21.1% of total access lines, and no single customer's annual billings represent a significant portion of the Company's gross revenues.

         The Company has installed advanced digital switching equipment in all of its exchanges and fiber optic routes between central offices and to most neighboring telephone companies, and is currently constructing fiber optic routes in certain other locations.

         The Company sells, as well as leases, telephone equipment both within its territory and with the territories of other telephone companies. Residential telephone equipment sales are made through the Company's retail stores, which are located in the Company's main office in Warwick, New York and at Route 515 and Guthrie Drive in Vernon, New Jersey. The Company also sells and leases business telephone systems both in its own territory and elsewhere. At present, the sale of telephone and other equipment does not constitute a material part of the Company's business.

         The Company holds a 7.5% limited partnership interest in a cellular mobile telephone partnership which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. The general partner is New York Cellular Geographic Service Area, Inc. (An affiliate of Bell Atlantic NYNEX Mobile), and the other limited partners are Highland Telephone Company, Sylvan Lake Telephone Company and Taconic Telephone Corporation. Since the inception of the partnership, the Company has made capital contributions of $249,750; no further capital contributions are expected to be required in 1995. The partnership began offering cellular service in both counties in February 1988. The partnership's pre-tax income for the year ended December 31, 1995 was $3,970,000, and the Company's share of that pre-tax income was $297,750.

         The Company has four wholly-owned subsidiaries. Warwick Valley Mobile Telephone Company, Inc. ("WVMT") resells cellular telephone service to the Company's subscribers as well as to others. WVMT also sells and installs cellular telephone sets. For the year ended December 31, 1995, WVMT had a pre-tax profit of $19,927. Warwick Valley Long Distance Company, Inc. ("WVLD") resells toll telephone service to the Company's subscribers. WVLD commenced operation in New Jersey in December, 1993 and in New York in May, 1994. WVLD had a pre-tax profit in 1995 of $315,216. Warwick Valley Networks, Inc. ("WVN") was established during 1994 and is a partner in the New York State Independent Network ("NYSINET"), which was created by the independent telephone companies of New York to build and operate a data connections network. NYSINET will make it unnecessary for its member companies to rely on outside companies for these services and may also offer services to companies who are not members, creating a potential source of additional revenue. The NYSINET network is expected to be in operation during 1996. Hometown Online,

Inc.("Online") was established during 1995. It is the entity through which WVTC offers connectivity to the Internet as well as local and regional information services to personal computer users. Service is offered within WVTC's service area as well as in nearby areas in New York, New Jersey and Pennsylvania. Online, which began business in July, 1995, had a pre-tax loss of $200,003 in 1995.

COMPETITION

         Residential customers can purchase telephone sets (including cellular sets) and equipment compatible and operational with the Company's telephone and cellular systems at other retail outlets inside and outside the Company's territory and not affiliated with the Company. Such outlets include other telephone company telephone stores, department stores, discount stores and mail-order services. Businesses in the Company's service area are also allowed to purchase equipment compatible and operational with the Company's system from other telephone and "interconnect" companies. The Company's territory is surrounded by the territories of NYNEX, Bell Atlantic, Citizens Utilities, Sprint-United Telephone and Frontier Telephone, all of which offer residential and business telephone equipment. There are also several interconnect companies located within a 30-mile radius of Warwick, New York.

         The Telecommunications Act of 1996 (the "Act"), which recently became law, creates a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. Because the states are responsible for implementing many of the Act's provisions, the impact on WVTC will be dependent primarily on proceedings currently underway in New York and New Jersey. The markets most likely to be affected first are the regional toll areas in both states. The competition in these areas is expected to have the effect of reducing Warwick's revenues. The extent of such reductions cannot yet be determined, but is expected to be small in New York, where carrier access is the main revenue source. In the ongoing New Jersey proceeding, the Company has urged that it be allowed to realign its local, toll and access rates to prevent a shortfall which could result from the loss of a significant portion of the regional toll market. Currently the Company's revenues from toll and access in the intrastate New Jersey market approximate $2,300,000. The effects of competition will be felt both in market share retained by the Company and the level of its toll rates required in order to remain competitive. Although any loss of toll revenue will be partially offset by increased access revenue, the current level of access rates will also be reduced. It is expected that regional toll competition in both states will be implemented before the end of 1996. The Company anticipates that local competition, as permitted by the Act, will occur first in major cities. It is impossible, at this time, to determine the extent, or the timing, of the advent of competition in the Company's service area, which is defined as rural under provisions of the Act. There are special provisions in the Act governing competition in rural areas but it is the responsibility of the States to implement them. To prepare for competition, which is expected to arise eventually, the Company is taking steps such as establishing subsidiaries as listed in this section, to compete in various markets, reengineering its processes, establishing a local business office in New Jersey and planning for cooperation with providers of personal communications services.

         The cellular partnership referred to above is in competition with two non-wire-line licensees, one of which is currently operating a cellular system in Dutchess County, New York, and the other in Orange County, New York.


         WVMT competes against Bell Atlantic-NYNEX Mobile Communication Retail Company, Orange County Cellular Telephone Corporation and others offering either cellular service or the sale and installation of cellular equipment.

         The Company currently provides access to the national and international calling markets as well as a significant portion of the intrastate calling markets through all interested inter-exchange carriers, including WVLD. Equal access ("one-plus") service to all toll carriers has been available to the Company's customers since August 1, 1991. Access to the remainder of the intrastate calling markets is provided through NYNEX and Bell Atlantic. WVLD, as an inter-exchange carrier, competes against all such other carriers, providing full toll services to its customers at discounted rates.

         Online has numerous competitors whose services are available to customers throughout our marketing area. The Company competes both on the basis of service and price. Despite the presence of many competitors, it is experiencing a level of growth which exceeds Management's expectations. If customer growth continues and current levels of pricing can be maintained, profitability is anticipated during 1996. Whether growth and pricing levels can be maintained depends, in part, on the actions of existing competitors and on the possible entry into the market of new competitors, such as AT&T or cable TV companies.

         Should NYSINET offer services to non-members, WVN will indirectly be competing against NYNEX and others.

STATE AND FEDERAL REGULATION

         The Company's New York telephone service operations are subject to the jurisdiction of the New York State Public Service Commission (the "NYSPSC"); its New Jersey telephone service operations, to the jurisdiction of the New Jersey Board of Public Utilities (the "NJBPU"). These two bodies have regulatory authority over the Company with respect to rates, facilities, services, reports, issuance of securities and other matters. Interstate toll and access services are subject to the jurisdiction of the FCC.

         The Company, like many other telephone companies of its size, depends heavily for its revenues on inter-and intrastate toll usage, receiving approximately 68.7% of its revenues from these sources.

         With regard to interstate toll calls, the Company receives reimbursement from toll carriers in the form of charges for providing toll carriers access to and from the Company's local network.

         Pursuant to FCC requirements, the Company is obligated to make contributions to a long-term support fund of the National Exchange Carrier Association. During 1995, the Company paid approximately $54,000 to that fund. The Company's contributions to the fund are expected to be approximately $75,000 in 1996. Such fund contributions are considered as part of the Company's cost of providing access services and are recoverable from inter-exchange carriers that use the Company's network.

         The Company also receives access charges from toll carriers for all intrastate/interLATA toll usage. In New York State, the Company also provides access to NYNEX; the Company is obligated to make contributions to the New York State Access Settlement Pool (the "NYSASP") but does not pool its toll or access revenues therein. The NYSASP began operations on October 1, 1992 and supports the operations of certain telephone companies other than the Company. The Company is obligated to contribute approximately $220,000 to the NYSASP during the period January 1 to September 30. A current proceeding before the NYSPSC will determine the future of the NYSASP and the Company's obligation after that date.

         In the Company's two New Jersey exchanges, intrastate/interLATA toll revenues are retained by toll carriers and the associated access charges are retained by the Company. New Jersey intrastate/intraLATA toll revenues are generally retained by the filing company; those of such revenues resulting from traffic between the Company and Bell Atlantic are, however, adjusted by charges payable to each company for terminating traffic. It is anticipated that in late 1996, the intrastate/intraLATA relationships just described will be replaced by competition. The impact of such a change on the Company was discussed in the previous section on Competition.

         In addition to charging for access to and from the Company's local network, the Company bills and collects charges for most inter- and intrastate toll messages carried on its facilities. Interstate billing and collection services provided by the Company are not regulated. They are provided under contract by the Company. Intrastate billing and collection remain regulated, and are provided under tariff. Some carriers provide their own billing and collection services.

         The Tax Reform Act of 1986, while reducing the potential liability of the Company for income taxes, also affects the rates the Company is permitted to charge to customers. The NJBPU has ruled that any reduction of tax liability must be passed on to the Company's subscribers in the form of reduced rates. Rate reductions in the New Jersey exchanges commenced July 1, 1987 and approximate $180,000 on an annual basis. The NYSPSC has taken the position that all benefits realized from such reduction in tax liability should be deferred. The Company's deferred tax savings were applied during 1994, and will continue to be applied in subsequent years, as an offset against the amount the NYSPSC requires the Company to contribute to a fund for the payment of post-retirement health benefits for the Company's employees.

         For further information concerning compensation for toll usage see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders filed as an exhibit hereto.

EMPLOYEES

         The Company has 95 full-time and part-time employees, including 73 non-management employees. Forty of the non-management employees (primarily the office staff and operators) are represented by the Warwick Valley Telephone Company Employees' Association ("WVTEA"). The current three-year agreement between the Company and WVTEA expires November 5, 1998.

         Twenty-eight (28) non-management employees (primarily plant employees) are represented by Local 503 of the International Brotherhood of Electrical Workers (IBEW). The current three-year contract between the Company and Local 503 expires on April 30, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                   Age          Position and Period Served

Fred M. Knipp          65           President since 1988

Philip S. Demarest     59           Vice President since 1989; Vice President-
                                    Finance and Administration 1977-1989;
                                    Secretary since 1972; Treasurer since 1989;
                                    Assistant Treasurer 1982-1989

Herbert Gareiss, Jr.   50           Vice President since 1989; Treasurer 1982-
                                    1989; Assistant Treasurer since 1989;
                                    Assistant Secretary since 1980

John P. Nye, Vice President of the Company retired on October 1, 1995.

         There are no arrangements between any officer and any other person pursuant to which he was selected an officer.

Item 2. PROPERTIES

         The Company owns an approximately 22,000 square-foot building in Warwick, New York, which houses its general offices, operators, data processing equipment and the central office switch for the Warwick exchange. In addition, the Company owns several smaller buildings which serve as workshops, storage space or garages or which house switching equipment at the Company's other exchanges. Of the Company's investment in telephone plant in service, central office equipment represents approximately 44.1%; connecting lines and related equipment, 36.7%; telephone instruments and related equipment, 3.5%; land and buildings, 6.7%; and other telephone plant, 9.0%. A substantial portion of the Company's properties is subject to the lien of the Company's Indenture or Mortgage.

Part II.

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS. (1)

Item 6.   SELECTED FINANCIAL DATA. (1)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (1)

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. (1)

Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               Not applicable.


Part III.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. (2)

Item 11.  EXECUTIVE COMPENSATION. (2)

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. (2)

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (2)






1 The material called for by Items 5, 6, 7, and 8 is included on the Company's Annual Report to its Shareholders for the year ended December 31, 1995, which pages have been incorporated.

2 With the exception of the identification of executive officers as listed on page 4, the material called for by Items 10-13 is included in the Company's definitive proxy statement, incorporated by reference herein, for its 1996 Annual Meeting of Shareholders, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934.

Part IV.

Item 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

                (a)  The following documents are filed as part of this report:

1. Financial Statements: The following financial statements of the Company, included in the Annual Report of the Company to its Shareholders for the year ended December 31, 1995, are incorporated herein by reference:

                                                               Reference Pages
                                                                Annual Report
                                                                On Form 10-K

Consolidated Statement of Income - Years
Ended December 31, 1995, 1994 and 1993                              96

Consolidated Balance Sheet - December 31,                          94-95
1995 and 1994

Consolidated Statement of Stockholders'                             97
Equity - Years Ended December 31, 1995,
1994 and 1993

Consolidated Statement of Cash Flows - Years                        98
Ended December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements                        99-107

2.       Financial Statement Schedules:

Report of Independent Certified                                      9
 Public Accountants on Financial
 Statement Schedules

Schedules:

VIII.    Valuation and Qualifying Accounts                          10

3.  Exhibits:

   Exhibit No.   Description of Exhibit                   Reference

      3(a)       Articles of Incorporation,       Incorporated by reference
                 as amended                       to Exhibit 3(a) to the
                                                  Company's Annual Report of
                                                  Form 10-K for 1990

      3(b)       By-Laws                          Incorporated by reference to
                                                  Exhibit 3(b) to the Company's
                                                  Annual Report on Form 10-K
                                                  for 1993

      4(a)       Form of Common Stock             Incorporated by reference to
                 Certificate                      Exhibit 4(a) to the Company's
                                                  Annual Report on Form 10-K
                                                  for 1990

      4(b)       Loan Agreement, dated            Incorporated by reference to
                 June 1,1976, with Stromberg-     Exhibit 4(c) to the Company's
                 Carlson Corporation              Registration Statement on
                                                  Form 10 (File No. 0-11174),
                                                  dated April 29, 1983

      4(c)       Indenture of Mortgage, dated     Incorporated by reference to
                 November 1, 1952, and all        Exhibit 4(d) to the Company's
                 indentures supplemental          Registration Statement on
                 thereto, except the Eighth       Form 10 (File No. 0-11174),
                 Supplemental Indenture           dated April 29, 1983

      4(d)       Eighth Supplemental              Incorporated by reference to
                 Indenture, dated as of           Exhibit 4(d) to the Company's
                 May 1, 1990, to the              Annual Report on Form 10-K
                 Indenture of Mortgage,           for 1990
                 dated November 1, 1952,
                 including form of 9.05%
                 First Mortgage Bond,
                 Series I, Due May 1, 2000

      4(e)       Ninth Supplemental               Incorporated by reference
                 Indenture, dated as of           Exhibit 4(e) to the Company's
                 October 1, 1993, to the          Annual Report on Form 10-K
                 Indenture of Mortgage,           for 1993
                 dated November 1, 1952,
                 including form of 7.05%
                 First Mortgage Bond,
                 Series J, Due October
                 1, 2003

      13         Annual Report to Share-          Filed herewith
                 holders for the year ended
                 December 31, 1995, together
                 with separate manually
                 executed Independent
                 Auditor's Report.

      23         Consent of Independent           Filed herewith
                 Auditor

                (b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1995.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           WARWICK VALLEY TELEPHONE COMPANY



Dated: March ____, 1996                    By______________________________
                                                    Fred M. Knipp
                                                      President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the ____ day of March, 1996.


            Signature                                        Title



_______________________________________               President and Director
            Fred M. Knipp                         (Principal Executive Officer)



_______________________________________               Vice President, Treasurer,
            Philip S. Demarest                        Secretary and Director
                                                     (Principal Financial
                                                      and Accounting Officer)

_______________________________________               Director
            Earl V. Barry



_______________________________________               Director
            Wisner H. Buckbee



_______________________________________               Director
            Howard Conklin, Jr.



_______________________________________               Director
            Joseph E. DeLuca



_______________________________________               Director
            Corinna S. Lewis



_______________________________________               Director
            Victor J. Marotta



_______________________________________               Director
            Henry L. Nielsen, Jr.

                               BUSH & GERMAIN, PC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                 901 LODI STREET
                            SYRACUSE, NEW YORK 13203

                              PHONE: (315) 424-1145





                         CONSENT OF INDEPENDENT AUDITORS





February 8, 1996



We consent to the incorporation by reference in this Annual Report (Form 10-K) for the year ended December 31, 1995 of Warwick Valley Telephone Company of our report dated February 8, 1996, included in the 1995 Annual Report to Shareholders of Warwick Valley Telephone Company.

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-46836) pertaining to the Warwick Valley Telephone Company of our report dated February 8, 1996 with respect to the consolidated financial statements of Warwick Valley Telephone Company incorporated herein by reference and our report dated February 8, 1996 with respect to schedules of Warwick Valley Telephone Company included in this Annual Report (Form 10-K) for the year ended December 31, 1995.





Bush & Germain, P.C.
Syracuse, New York


/26

                        WARWICK VALLEY TELEPHONE COMPANY

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1995, 1994 and 1993



  Col. A            Col. B            Col. C           Col. D         Col. E

                                     Additions

                  Balance at   Charged to Charged to                 Balance at
                  Beginning     Costs and   Other                        End
Description       of Period     Expenses   Accounts   Deductions     of Period

                                (Note a)   (Note b)    (Note c)

Allowance for
 uncollectibles:

Year 1995          $65,155       $59,956   $18,509      $78,466        $65,154

Year 1994          $65,155       $25,144   $10,262      $35,406        $65,155

Year 1993          $65,638       $28,718   $15,440      $44,641        $65,155



(a)  Provision for uncollectibles as stated in statements of income.

(b) Amounts previously written off which were credited directly to this account when recovered.

(c)  Amounts written off as uncollectible.

                                  EXHIBIT INDEX

Exhibit No.         Description of Exhibit                         Page

   3 (a)            Articles of Incorporation, as amended           12

   4 (a)            Form of Common Stock Certificate                80

   4 (d)            Eighth Supplemental Indenture, dated as of
                    May 1, 1990, to the Indenture of Mortgage,
                    dated November 1, 1952, including form of
                    9.05% First Mortgage Bond, Series I,
                    Due May 1, 2000                                 81

  13                Annual Report to Shareholders for the year
                    ended December 31, 1995                         89


Exhibit 3(b) is incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988. Exhibits 4(b) and 4(c) are incorporated by reference to Exhibits 4(b) and 4(c), respectively, to the Company's Registration Statement on Form 10 (File No. 0-11174), dated April 29, 1983. Exhibit 10 is incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.