Form 10-K/A
period 1995-12-31
WARWICK VALLEY TELEPHONE CO
filed 1996-04-01
CIK 104777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     -------

                                    FORM 10-K/A


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [X]   NO [ ]


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



                                           WARWICK VALLEY TELEPHONE COMPANY



Dated: March 29, 1996                    By /s/ FRED M. KNIPP
                                            -------------------------------
                                                    Fred M. Knipp
                                                      President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the 29th day of March, 1996.


            Signature                                        Title



/s/ FRED M. KNIPP                                   President and Director
- ---------------------------------------          (Principal Executive Officer)
            Fred M. Knipp



/s/ PHILIP S. DEMAREST                                Vice President, Treasurer,
- ---------------------------------------               Secretary and Director
            Philip S. Demarest                        (Principal Financial
                                                      and Accounting Officer)

/s/ EARL V. BARRY                                     Director
- ---------------------------------------
            Earl V. Barry



/s/ WISNER H. BUCKBEE                                 Director
- ---------------------------------------
            Wisner H. Buckbee



/s/ HOWARD CONKLIN, JR.                               Director
- ---------------------------------------
            Howard Conklin, Jr.



/s/ JOSEPH E. DELUCA                                  Director
- ---------------------------------------
            Joseph E. DeLuca



                                                      Director
- ---------------------------------------
            Corinna S. Lewis



                                                      Director
- ---------------------------------------
            Victor J. Marotta



/s/ HENRY L. NIELSEN, JR.                             Director
- ---------------------------------------
            Henry L. Nielsen, Jr.

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