Form 10-Q
period 1996-03-31
WARWICK VALLEY TELEPHONE CO
filed 1996-05-10
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C. 20549



                               FORM 10-Q


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1996

                                   OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            To

     Commission file number 0-11174


                    WARWICK VALLEY TELEPHONE COMPANY
         (Exact name of registrant as specified in its charter)

            New York                                      14-1160510
(State or other jurisdiction of incorporation    (IRS Employer Identification
   or organization)                                No.)

47-49 Main Street, Warwick, New York                               10990
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code    (914) 986-1101



Former name, former address and former fiscal year, if changed since last report.


     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X     No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     618,957 common shares, no par value, outstanding at March 31, 1996.
















                                  PART I - FINANCIAL INFORMATION

ITEM1.  FINANCIAL STATEMENTS

                         WARWICK VALLEY TELEPHONE COMPANY

                                  BALANCE SHEET


                                                March 31,        December 31,
                                                  1996              1995
                                               (Unaudited)        (Audited)

CURRENT ASSETS:
  Cash                                      $    540,112      $    482,049
  Telecommunications accounts receivable,      2,559,652         2,694,390
   less accounts receivable allowance
    1996-$65,557; 1995 $68,013
  Other accounts receivable                      170,075           965,600
  Materials and supplies                       1,629,654         1,516,358
  Prepaid expenses                               542,514           317,085

TOTAL CURRENT ASSETS                           5,442,007         5,975,482


NON-CURRENT ASSETS
  Unamortized debt issuance expense               71,708            75,170
  Other deferred charges                         148,977           140,327
  Investment in non-affiliated company         1,225,195         1,286,646

TOTAL NON-CURRENT ASSETS                       1,445,880         1,502,143


TELEPHONE PLANT, AT COST:
  Land, buildings and equipment
    In service                                32,780,692        32,131,186
    Under construction                           985,961         1,032,206

                                              33,766,653        33,163,392
       Less:  Accumulated depreciation        11,678,939        11,222,994



TOTAL PLANT                                   22,087,714        21,940,398

     TOTAL ASSETS                           $ 28,975,601      $ 29,418,023


The accompanying notes to financial statements are an integral part of these statements.



                                   -2-





ITEM 1.  FINANCIAL STATEMENTS (Continued)

                         WARWICK VALLEY TELEPHONE COMPANY

                                   BALANCE SHEET


                                                March 31,        December 31,
STOCKHOLDERS' EQUITY AND LIABILITIES              1996               1995
                                               (Unaudited)         (Audited)

CURRENT LIABILITIES:
  Current maturities of long-term debt       $    342,500      $    370,000
  Accounts payable                              2,030,093         2,359,341
  Notes payable                                         0           950,000
  Advance billing and payments                     49,591           206,986
  Customer deposits                               173,289           173,717
  Accrued taxes                                   407,829           108,409
  Other accrued liabilities                       593,092           551,788

TOTAL CURRENT LIABILITIES                       3,596,394         4,720,241

LONG TERM DEBT:
  Funded debt                                   7,000,000         7,000,000

TOTAL LONG TERM DEBT                            7,000,000         7,000,000

OTHER LIABILITIES & DEFERRED CREDITS:
  Unamortized operating investment
   tax credit - net                               290,677           303,427
  Unamortized non-operating investment
   tax credit - net                                 9,090             9,090
  Net non-current deferred operating income
   tax                                          2,384,104         2,250,073
  Other deferred credits                          269,432           390,989

TOTAL OTHER LIABILITIES & DEFERRED CREDITS      2,953,303         2,953,579


STOCKHOLDERS' EQUITY
  Preferred stock - 5% cumulative, $100 par value;
    7,500 shares authorized
    5,000 shares issued and outstanding           500,000           500,000
  Common stock, without par value;
    720,000 shares authorized;
     Issued and outstanding: 644,757 shares
      at 3/31/96 and 644,757 shares at
      12/31/95                                  2,281,241         2,281,238
  Retained earnings                            13,419,863        12,738,174

                                               16,201,104        15,519,412

  Less:  Treasury stock 25,800 shares at cost     775,200           775,200

TOTAL STOCKHOLDERS' EQUITY                     15,425,904        14,744,212


TOTAL LIABILITIES                            $ 28,975,601      $ 29,418,032


The accompanying notes to financial statements are an integral part of these statements.

- -3-
                     WARWICK VALLEY TELEPHONE COMPANY

                           STATEMENT OF INCOME
                               (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,

                                                 1996                  1995
Operating Revenues:

 Local network service                     $    907,094          $    801,960
 Network access and long distance
  network service                             2,764,832             2,202,029
 Miscellaneous                                  289,040               277,250
                                              3,960,966             3,281,239
 Less:  Provisions for uncollectibles             7,800                 7,200

 Operating revenues                           3,953,166             3,274,039

Operating Expenses:
 Plant specific                                 620,274               562,189
 Plant non-specific                             670,224               657,237
 Customer operating expense                     693,813               668,447
 Corporate operations                           391,101               417,260

 Operating expenses                           2,375,412             2,305,133

Operating Taxes:
 Federal income taxes                           422,571               164,901
 Other operating taxes                          228,593               258,735

 Operating taxes                                651,164               423,636

 Income from Operations                         926,590               545,270

Non-Operating Income & Expenses, Net (Note 2)   170,796               127,459

 Income before fixed charges                  1,097,386               672,729

Interest & Related Items:
 Interest on funded debt                        146,856               149,183
 Other interest deductions                       11,543                (9,550)
 Amortization of debt issuance expense            3,461                 2,141

 Total interest & related items                 161,860               141,774

 Net income all sources                         935,526               530,955

PREFERRED DIVIDENDS                               6,250                 6,250

 INCOME APPLICABLE TO COMMON STOCK         $    929,276        $      524,705

NET INCOME PER AVERAGE SHARE OF
 OUTSTANDING COMMON STOCK                  $       1.50        $         0.86

CASH DIVIDENDS PAID PER SHARE              $       0.40        $         0.37

AVERAGE SHARES OF COMMON STOCK OUTSTANDING      618,957               613,463

The accompanying note to financial statements are an integral part of these statements.

                      -4-
                        WARWICK VALLEY TELEPHONE COMPANY
                             STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (Unaudited)


                                                   1996                1995
CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income                               $       935,526      $     530,955
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization                    531,931            503,674
 Deferred income tax and investment tax credit       (276)           231,022
 Interest charged to construction                  (6,904)           (14,914)

CHANGE IN ASSETS AND LIABILITIES:
 (Increase) Decrease in accounts receivable       930,263            280,480
 (Increase) Decrease in materials and supplies   (113,296)          (189,479)
 Refundable income tax                                  0             42,034
 (Increase) Decrease in prepaid expenses         (225,429)          (245,649)
 (Increase) Decrease in deferred charges           (8,650)            (5,774)
 Increase (Decrease) in accounts payable         (329,248)          (119,263)
 Increase (Decrease) in customers' deposits          (428)            29,189
 Increase (Decrease) in accrued expenses          142,026            (53,274)
 Increase (Decrease) in other liabilities          41,304           (172,838)

Net Cash provided by operating activities       1,896,819            816,163

CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment       (679,240)          (306,698)
 Interest charged to construction                   6,904             14,914
 Change in unamortized debt issuance expense        3,462                  0
 Change in other investment                        61,451            (13,801)

Net Cash used in investing activities            (607,423)          (305,585)

CASH FLOW FROM FINANCING ACTIVITIES:
 Increase (Decrease) in notes payable            (950,000)          (200,000)
 Reduction of long term debt                      (27,500)           (27,500)
 Dividends                                       (253,833)          (233,231)

Net Cash used by financing activities          (1,231,333)          (460,731)

Increase (Decrease) in cash and cash
 equivalents                                       58,063             49,847

Cash and cash equivalents at beginning of year    482,049            422,037

Cash and cash equivalents at end of the
 period                                    $      540,112      $     471,884


The accompanying notes to financial statements are an integral part of these statements.


                                  -5-









ITEM 1.  FINANCIAL STATEMENTS (Continued)



                            WARWICK VALLEY TELEPHONE COMPANY

                             NOTES TO FINANCIAL STATEMENTS



1. In the opinion of the management of the Warwick Valley Telephone Company, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1996 and December 31, 1995, its income for the three-month periods ended March 31, 1996 and 1995 and its cash flow for the three-month periods ended March 31, 1996 and 1995.

   These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report on form 10-K for the year ended December 31, 1995.

   The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


2. Non-operating income and expenses for the three-month periods ended March 31, 1996 and 1995 were as follows:



                                                     Three Months Ended
                                                          March 31,
                                                      1996        1995

        Interest income                               $117         $121
        Interest during construction                 6,904       14,914
        G/L disposition certain property            49,396       13,508
        Special charges                             (1,445)        (709)
        Other non-operating income                 148,200       16,900
        Equity in earnings of affiliated           (32,376)      82,725
         company

                                                  $170,796     $127,459



















                                  -6-
                           WARWICK VALLEY TELEPHONE COMPANY



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996 - The Company's net income from all sources increased $404,571 (or 76.2%)to $935,526 for the three-month period ended March 31, 1996, as compared to the same period in 1995. Operating revenues increased by $679,127 (or 20.7%) after provision for uncollectibles, to $3,953,166 for the three-month period ended March 31, 1996 as compared to $3,274,039 for the corresponding period of 1995. The increase in operating revenues was primarily the result of network access revenues, which increased $562,803 (or 25.6%), largely because of increased state and interstate access volumes during the 1996 period.

     Operating expenses increased by $70,279 (or 3.1%) to $2,375,412 for the three-month period ended March 31, 1996 as compared to the same period in 1995, due to a number of increases and decreases. Increased depreciation ($26,937) and a decrease in executive department payroll and benefits ($28,822), due to the retirement of an officer who was not replaced, were the most significant changes.

     Non-operating income and expenses increased by $43,337 from $127,459 in the three-month period ended March 31, 1995 to $170,796 in the same period of 1996, largely as a result of the increase in earnings from the Company's share of Orange-Poughkeepsie Cellular Partnership income from $16,900 in the 1995 period to $148,200 in the 1996 period. This increase was partially offset by the net loss ($100,653) of Hometown Online during the 1996 period. The net loss was the result of strong growth in customers since Online's inception in July, 1995 causing revenues to lag behind costs during the startup period. (See Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES - The Company's working capital increased to $1,845,613 at March 31, 1996 from $1,567,029 at March 31, 1995. An increase in accounts receivable and a reduction in notes payable were partially offset by increases in current maturities of long term debt and accrued taxes.

     The Company issued 4,471 shares of its common stock on April 1, 1996 to employees participating in its retirement savings plans at a price of $42.84 per share, realizing $191,537.64. The sale price was discounted 15% from the price at which the stock was valued by an independent appraisal firm just prior to the transaction. Additional sales to employees are anticipated in 1997 and subsequent years.

     The Company holds a 7.5% limited partnership interest in the cellular mobile telephone partnership which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. Since the inception of the partnership, the Company has made capital contributions of $249,750.
No further capital contributions are currently scheduled. A wholly-owned subsidiary of the Company, Warwick Valley Mobile Telephone Company (WVMT), resells cellular telephone service to the Company's subscribers as well as to others. WVMT also sells and installs cellular telephone sets. The Company has invested approximately $334,000 in WVMT since its operations began on April 1, 1989.

     A second wholly-owned subsidiary, Warwick Valley Long Distance Company, Inc. (WVLD), began business in December 1993 in New Jersey and in May 1994 in New York. WVLD resells toll service to customers of Warwick Valley Telephone. WVLD achieved positive retained earnings prior to the end of 1994.


                                  -7-
     An additional wholly-owned subsidiary, Warwick Valley Networks, Inc.
(WVN), was established during 1994. WVN is a partner in the New York State Independent Network (NYSINET), which was created by the independent telephone companies of New York to build and operate its own data connections network. NYSINET will make it unnecessary for its member companies to rely on outside companies for these services and may also offer services to companies who are not members, creating a potential source of additional revenue. The NYSINET network is expected to begin operations during the second quarter of 1996.

     Another wholly-owned subsidiary, Hometown Online, Inc. (ONLINE) was organized during 1995. ONLINE is the corporate entity through which WVTC provides personal computer users connectivity to the Internet as well as local and regional information services. Service is offered within WVTC's service area as well as in nearby areas of New York, New Jersey and Pennsylvania. ONLINE began service in July 1995. WVTC has invested approximately $547,000 in ONLINE since its inception, of which $68,000 was invested in the first quarter of 1996.

     The Telecommunications Act of 1996 (the Act'), which recently became law, creates a nationwide structure in which competition is allowed and encouraged between local exchange carriers and other entities. Because the states are responsible for implementing many of the Act's provisions, the impact on WVTC will be dependent primarily on proceedings currently underway in New York and New Jersey. The markets most likely to be affected first are the regional toll areas in both states. The competition in these areas is expected to have the effect of reducing Warwick's revenues. The extent of such reductions cannot yet be determined, but is expected to be small in New York, where carrier access is the main revenue source. Currently the Company's revenues from toll and access in the intrastate New Jersey market approximate $2,300,000. The effects of competition will be felt both in market share retained by the Company and the level of its toll rates required in order to remain competitive. It is expected that regional toll competition in both states will be implemented before the end of 1996. The Company anticipates that local competition, as permitted by the Act, will occur first in major cities. It is impossible, at this time, to determine the extent, or the timing, of the advent of competition in the Company's service area, which is defined as rural under provisions of the Act.

ITEMS 1 (Legal Proceedings), 2 (Changes in Securities), and 3 (Defaults Upon Senior Securities) are inapplicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - At the Company's 1996 Annual Meeting of Common Shareholders held on April 26, 1996, Earl V. Barry, Philip S. Demarest and Corinna S. Lewis were elected as directors for three-year terms. The terms of Wisner H. Buckbee, Howard Conklin, Jr., Joseph E. DeLuca, Fred M. Knipp, Victor J. Marotta and Henry L. Nielsen, Jr. continued after the meeting.


     Matters voted on at the meeting and the results of each vote are as follows:


                                                                  Broker
                                   For   Against  Abstain   Non-Votes

1. Set the number of directors at  370,610     300          38    96,526
   nine until the next annual
   meeting

                    WARWICK VALLEY TELEPHONE COMPANY




                                                        Broker
                                   For   Against  Withheld  Non-Votes

2. Election of directors -
          Earl V. Barry          369,293       0      1,655      96,526
          Philip S. Demarest     369,293       0      1,655      96,526
          Corinna S. Lewis       366,627   2,666      1,655      96,526


                                                                  Broker
                                   For   Against  Abstain   Non-Votes

3. Ratify the appointment of       369,380      60      1,508      96,526
   Bush and Germain as the
   independent public accountants
   of the Company


ITEM 5.  OTHER INFORMATION

     At its reorganizational meeting on April 26, 1996, the Board of Directors elected the following persons to the positions set forth opposite their names:

     Howard Conklin, Jr. -    Chairman of the Board
     Henry L. Nielsen, Jr.    -    Vice Chairman of the Board
     Fred M. Knipp       -    President
     Philip S. Demarest  -    Vice President, Secretary and Treasurer
     Herbert Gareiss, Jr.     -    Vice President, Assistant Secretary
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


                         Warwick Valley Telephone Company
                                   Registrant



Date   May 13, 1996
                         Herbert Gareiss, Jr., Vice President
                              (Duly Authorized Officer)



Date    May 13, 1996
                         Philip S. Demarest, Vice President
                           Secretary and Treasurer
                             (Principal Financial and Chief
                              Accounting Officer)