Form 10-Q
period 1996-06-30
WARWICK VALLEY TELEPHONE CO
filed 1996-08-09
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C. 20549



                           FORM 10-Q


    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1996

                               OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        To

     Commission file number 0-11174


                WARWICK VALLEY TELEPHONE COMPANY
     (Exact name of registrant as specified in its charter)

            New York                                       14-1160510
 (State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

          47-49 Main Street, Warwick, New York                      10990
        (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code    (914) 986-1101



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

     623,419 common shares, no par value, outstanding at June 30, 1996.

I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         WARWICK VALLEY TELEPHONE COMPANY


                                  BALANCE SHEET



                                               June 30,        December 31,
                                                 1996              1995
                                             (Unaudited)        (Audited)

CURRENT ASSETS:
  Cash                                     $    347,459      $    482,049
  Telecommunications accounts receivable,     2,702,032         2,694,390
   less accounts receivable allowance
    1996-$66,689; 1995-$68,013
  Other accounts receivable                      52,310           965,600
  Materials and supplies                      2,000,646         1,516,358
  Prepaid expenses                              536,044           317,085

TOTAL CURRENT ASSETS                          5,638,491         5,975,482


NON-CURRENT ASSETS
  Unamortized debt issuance expense              68,247            75,170
  Other deferred charges                        169,579           140,327
  Investment in non-affiliated company        1,388,495         1,286,646

TOTAL NON-CURRENT ASSETS                      1,626,321         1,502,143


TELEPHONE PLANT, AT COST:
  Land, buildings and equipment
    In service                               33,367,800        32,131,186
    Under construction                        1,172,425         1,032,206

                                             34,540,225        33,163,392
       Less:  Accumulated depreciation       12,201,730        11,222,994



TOTAL PLANT                                  22,338,495        21,940,398

     TOTAL ASSETS                          $ 29,603,307      $ 29,418,023


The accompanying notes to financial statements are an integral part of these statements.



                                      -2-









Item 1.  Financial Statements (Continued)


                            WARWICK VALLEY TELEPHONE COMPANY

                                      BALANCE SHEET

                                               June 30,        December 31,
  STOCKHOLDERS' EQUITY AND LIABILITIES           1996             1995
                                              (Unaudited)       (Audited)

CURRENT LIABILITIES:
  Current maturities of long-term debt      $    315,000      $    370,000
  Accounts payable                             1,883,389         2,359,341
  Notes payable                                  500,000           950,000
  Advance billing and payments                   (26,710)          206,986
  Customer deposits                              165,042           173,717
  Accrued taxes                                  226,845           108,409
  Other accrued liabilities                      519,917           551,788

TOTAL CURRENT LIABILITIES                      3,583,483         4,720,241

LONG TERM DEBT:
  Funded debt                                  7,000,000         7,000,000

TOTAL LONG TERM DEBT                           7,000,000         7,000,000


OTHER LIABILITIES & DEFERRED CREDITS:
  Unamortized operating investment
   tax credit - net                              277,927           303,427
  Unamortized non-operating investment
   tax credit - net                                9,090             9,090
  Net non-current deferred operating income
   tax                                         2,419,475         2,250,073
  Other deferred credits                         246,786           390,989

TOTAL OTHER LIABILITIES & DEFERRED CREDITS     2,953,278         2,953,579


STOCKHOLDERS' EQUITY
  Preferred stock - 5% cumulative, $100 par value;
    7,500 shares authorized
    5,000 shares issued and outstanding          500,000           500,000
  Common stock, without par value;
    720,000 shares authorized;
     Issued and outstanding:649,219 shares
      At 6/30/96 and 644,757 shares at
      12/31/95                                 2,472,325         2,281,238
  Retained earnings                           13,869,421        12,738,174

                                              16,841,746        15,519,412


 Less: Treasury stock 25,800 shares at cost     775,200           775,200

TOTAL STOCKHOLDERS' EQUITY                    16,066,546        14,744,212


TOTAL LIABILITIES                           $ 29,603,307      $ 29,418,032

The accompanying notes to financial statements are an integral part of these statements.

                           WARWICK VALLEY TELEPHONE COMPANY
                                STATEMENTS OF INCOME
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 and 1995
                                    (Unaudited)

                                 Three Months Ended        Six Months Ended
                                       June 30,                June 30,
                                  1996        1995         1996         1995
Operating revenues:
  Local network service      $  868,989    $  763,504  $1,776,083    $1,565,464
  Network access and long
   distance network service   2,576,566     2,223,147   5,341,398     4,425,176
  Miscellaneous                 295,744       227,022     584,784       504,272
                              3,741,299     3,213,673   7,702,265     6,494,912
  Less: Provisions for
   uncollectibles                 7,800         7,200      15,600        14,400

    Operating revenues        3,733,499     3,206,473   7,686,665     6,480,512

Operating expenses:
  Plant specific                541,623       415,911   1,161,897       978,100
  Plant non-specific            675,036       658,262   1,345,260     1,315,499
  Customer operations           708,052       703,048   1,401,865     1,371,495
  Corporate operations          433,902       439,849     825,003       857,109

    Operating expenses        2,358,613     2,217,070   4,734,025     4,522,203

Operating taxes:
  Federal income taxes          337,766       158,346     760,337       323,247
  Operating other taxes         222,666       261,074     451,259       519,809

    Operating taxes             560,432       419,420   1,211,596       843,056

    Income from operations      814,454       569,983   1,741,044     1,115,253

Non-operating income &
 expense - net (Note 2)          85,103       118,278     255,899       245,737

    Income before fixed charges 899,557       688,261   1,996,943     1,360,990

Interest & related items:
  Interest on funded debt       146,255       148,898     293,111       298,081
  Other interest deductions      (4,620)         (844)      6,923         1,297
  Amortization of debt issuance
   expense                       21,576        21,977      25,037        12,427

  Total interest & related
   items                        163,211       170,031     325,071       311,805

  Net income all sources        736,346       518,230   1,671,872     1,049,185

PREFERRED DIVIDENDS               6,250         6,250      12,500        12,500

  INCOME APPLICABLE TO COMMON
   STOCK                    $   730,096    $  511,980  $1,659,372    $1,036,685

  NET INCOME PER AVERAGE SHARE
    OF OUTSTANDING COMMON STOCK    1.18          0.83        2.66          1.69

  CASH DIVIDENDS PAID PER SHARE    0.45          0.37        0.85          0.74

  AVERAGE SHARES OF COMMON STOCK
    OUTSTANDING                 621,188       616,240     620,073       614,851

The accompanying notes to financial statements are an integral part of these statements.
                                        - 4 -

                       WARWICK VALLEY TELEPHONE COMPANY
                             STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)



                                                    1996               1995
CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income                                $     1,671,872     $    1,049,185
 Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                   1,087,150          1,023,334
 Deferred income tax and investment tax credit        (301)           257,956
 Interest charged to construction                  (11,088)           (24,841)

CHANGE IN ASSETS AND LIABILITIES:
 (Increase) Decrease in accounts receivable        905,648             52,986
 (Increase) Decrease in materials and supplies    (484,288)          (118,538)
 Refundable income tax                                   0             42,034
 (Increase) Decrease in prepaid expenses          (218,959)          (268,356)
 (Increase) Decrease in deferred charges           (29,252)            41,057
 Increase (Decrease) in accounts payable          (475,952)          (191,896)
 Increase (Decrease) in customers' deposits         (8,675)           (77,906)
 Increase (Decrease) in accrued expenses          (115,259)           111,891
 Increase (Decrease) in other liabilities          (31,871)          (286,193)

Net Cash provided by operating activities        2,289,025          1,610,713

CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment      (1,485,243)        (1,123,224)
 Interest charged to construction                   11,088             24,841
 Change in unamortized debt issuance expense         6,923            (52,835)
 Change in other investment                       (101,849)           (68,045)

Net Cash used in investing activities           (1,569,081)        (1,219,263)

CASH FLOW FROM FINANCING ACTIVITIES:
 Increase (Decrease) in notes payable             (450,000)            50,000
 Reduction of long term debt                       (55,000)           (55,000)
 Dividends                                        (540,621)          (468,517)
 Sale of common stock                              191,087            194,023

Net Cash used by financing activities             (854,534)          (279,494)

Increase (Decrease) in cash and cash equivalents  (134,590)           111,956

Cash and cash equivalents at beginning of year     482,049            422,037

Cash and cash equivalents at end of the    $       347,459     $      533,993
 period


The accompanying notes to financial statements are an integral part of these statements.

                            WARWICK VALLEY TELEPHONE COMPANY

                             NOTES TO FINANCIAL STATEMENTS


1. In the opinion of the management of the Warwick Valley Telephone Company, the accompanying finance statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1996 and December 31, 1995, Its income for the three-month and six-month periods ended June 30, 1996 and 1995 and its cash flow for the six-month periods ended June 30, 1996 and 1995.

   These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

   The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


2. Non-operating income and expenses for the three-month and six-month periods ended June 30, 1996 and 1995 were as follows:



                                Three Months Ended      Six Months Ended
                                      June 30,              June 30,
                                  1996       1995        1996       1995

  Interest income              $   115    $    135    $    232   $    256
  Interest during construction   4,184       9,927      11,088     24,841
  G/L disposition certain
   property                      9,646      (2,598)     59,042     10,910
  Special charges              (21,207)    (21,579)    (22,652)   (22,288)
  Other non-operating income   159,300      54,200     307,500     71,100
  Equity in earnings of
   affiliated company          (66,935)     78,193     (99,311)   160,918

                              $ 85,103    $118,278    $255,899   $245,737
















                                      - 6 -










WARWICK VALLEY TELEPHONE COMPANY

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 - The Company's net income from all sources increased $622,687 (or 59.3%) to $1,671,872 for the six-month period ended June 30, 1996, as compared to the same period in 1995. Operating revenues increased by $1,206,153 (or 18.6%) after provision for uncollectibles, to $7,686,665 for the six-month period ended June 30, 1996 as compared to $6,480,512 for the corresponding period of 1995. The increase on operating revenues was caused mainly by increases in network access and toll revenues, which increased $916,222 (or 20.7%) in the aggregate during the period, as compared to the same six months of 1995.

     Operating expenses increased by $211,822 (or 4.7%) to $4,734,025 for the six-month period ended June 30, 1996 as compared to the same period in 1995. Increased costs of salaries and benefits (approximately $309,000) and depreciation ($51,000) were offset by decreases in costs for education ($14,000), pole rentals ($14,000), insurance ($29,000), stationery and printing ($9,000) and directory assistance ($8,000).

     Non-operating income and expenses increased by $10,162 from $245,737 in the six-month period ended June 30, 1995 to $255,899 in the same period of 1996. An increase of $236,400 in cellular income from the Company's share of the Orange-Poughkeepsie Cellular Partnership and a loss of $214,651 of the Company's recently started internet access subsidiary were the principal factors in the change. See Liquidity and Capital Resources below.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 - The Company's net income from all sources increased $218,116 (or 42.1%) to $736,346 for the three-month period ended June 30, 1996, as compared to $518,230 for the same period in 1995. Operating revenues increased by $527,026 (or 16.4%) after provision for uncollectibles, to $3,733,499 for the three-month period ended June 30, 1996 as compared to $3,206,473 for the corresponding period of 1995. The increase in operating revenues was caused mainly by increases in access and toll revenues over the 1995 period.

     Operating expenses increased by $141,543 (or 6.4%) to $2,358,613 for the three-month period ended June 30, 1996 as compared to the same period in 1995. Increased costs of salaries, benefits and depreciation were offset as noted in Results of Operations - Six Months Ended June 30, 1996.

     Non-operating income and expenses decreased by $33,175 from $118,278 in the three-month period ended June 30, 1995 to $85,103 in the same period of 1996, principally as a result of the factors listed agove under Results of Operations - Six Months Ended June 30, 1996. See Liquidity and Capital Resources below.

LIQUIDITY AND CAPITAL RESOURCES - The Company's working capital increased to $2,055,008 at June 30, 1996 from $1,686,316 at June 30, 1995. Increases in materials and supplies and accounts receivable and a reduction in notes payable were partially offset by an increase in accounts payable.

     The Company holds a 7.5% limited partnership interest in the cellular mobile telephone partnership which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. Since the inception of the partnership, the Company has made capital contributions of $249,750. No further capital contributions are currently scheduled. A wholly-owned subsidiary of the Company, Warwick Valley Mobile Telephone Company (WVMT), resells cellular telephone service to the Company's subscribers as well as to others. WVMT also sells and installs cellular telephone sets. The Company has invested approximately $337,000 in WVMT since its operations began on April 1, 1989.
                              -7-













     A second wholly-owned subsidiary, Warwick Valley Long Distance Company, Inc. (WVLD), began business in December 1993 in New Jersey and in May 1994 in New York. WVLD resells toll service to customers of Warwick Valley Telephone. WVLD achieved positive retained earnings prior to the end of 1994.

     An additional wholly-owned subsidiary, Warwick Valley Networks, Inc.
(WVN), was established during 1994. WVN is a partner in the New York State Independent Network (NYSINET), which was created by the independent telephone companies of New York to build and operate its own data connections network. NYSINET will make it unnecessary for its member companies to rely on outside companies for these services and may also offer services to companies who are not members, creating a potential source of additional revenue. The NYSINET network is expected to begin operations during the third quarter of 1996.

     Another wholly-owned subsidiary, Hometown Online, Inc. (ONLINE) was organized during 1995. ONLINE is the corporate entity through which WVTC provides personal computer users connectivity to the Internet as well as local and regional information services. Service is offered within WVTC's service area as well as in nearby areas of New York, New Jersey and Pennsylvania. ONLINE began service in July 1995. WVTC has invested approximately $929,000 in ONLINE since its inception, of which $450,000 has been invested in the first six months of 1996. These investments primarily reflect costs of installing network hub equipment outside the Company's service area and costs of promotion as expansion occurs into new areas. Management is unable to determine at this time when ONLINE will become profitable.

     The Telecommunications Act of 1996 (the Act.), which recently became law, creates a nationwide structure in which competition is allowed and encouraged between local exchange carriers and other entities. Because the states are responsible for implementing many of the Act's provisions, the impact on WVTC will be dependent primarily on proceedings currently underway in New York and New Jersey. These proceedings will be affected by rulings of the Federal Communications Commission. The markets most likely to be affected first are the regional toll areas in both states. The competition in these areas is expected to have the effect of reducing Warwick's revenues. The extent of such reductions cannot yet be determined, but is expected to be small in New York, where carrier access is the main revenue source. Currently the Company's revenues from toll and access in the intrastate New Jersey market approximate $2,300,000. The effects of competition will be felt both in market share retained by the Company and the level of its toll rates required in order to remain competitive. It is expected that regional toll competition in both states will be implemented during 1997. The Company anticipates that local competition, as permitted by the Act, will occur first in major cities where concentrations of high usage customers are located. No such high usage concentrations exist in the Company's service area. It is impossible, at this time, to determine the extent, or the timing, of the advent of competition in the Company's service area, which is defined as rural under provisions of the Act.

     ITEMS 1. (Legal Proceedings), 2 (Changes in Securities), and 3 (Defaults Upon Senior Securities) are inapplicable.












                              -8-















                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Warwick Valley Telephone Company
                                   Registrant



DATE  August 9, 1996
                            Herbert Gareiss, Jr., Vice President
                                (Duly Authorized Officer)



DATE  August 9, 1996

                            Philip S. Demarest, Vice President
                                Secretary and Treasurer
                             (Principal Financial and Chief
                                  Accounting Officer)