Form 10-Q
period 1996-09-30
WARWICK VALLEY TELEPHONE CO
filed 1996-11-13
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C. 20549



                           FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1996

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

     621,771 common shares, no par value, outstanding at September 30, 1996.















                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         WARWICK VALLEY TELEPHONE COMPANY

                                   BALANCE SHEET



                                              September 30,     December 31,
                                                  1996              1995
                                               (Unaudited)        (Audited)

CURRENT ASSETS:
  Cash                                       $    598,337      $    482,049
  Telecommunications accounts receivable,       2,597,637         2,694,390
   less receivable allowance
    1996-$65,569; 1995-$68,013
  Other accounts receivable                       (91,435)          965,600
  Materials and supplies                        1,793,759         1,516,358
  Prepaid expenses                                629,347           317,085

TOTAL CURRENT ASSETS                            5,527,645         5,975,482


NON-CURRENT ASSETS
  Unamortized debt issuance expense                64,785            75,170
  Other deferred charges                          184,389           140,327
  Investment in non-affiliated company          1,564,904         1,286,646

TOTAL NON-CURRENT ASSETS                        1,814,078         1,502,143


TELEPHONE PLANT, AT COST:
 Land, buildings and equipment
  in service                                   34,020,245        32,131,186
 Under construction                             1,273,917         1,032,206

                                               35,294,162        33,163,392
  Less:  Accumulated depreciation              12,681,383        11,222,994



TOTAL PLANT                                    22,612,779        21,940,398

     TOTAL ASSETS                            $ 29,954,502      $ 29,418,023


The accompanying notes to financial statements are an integral part of these statements.



                                           -2-






Item 1.  Financial Statements (Continued)


                         WARWICK VALLEY TELEPHONE COMPANY

                                   BALANCE SHEET

                                             September 30,     December 31,
  STOCKHOLDERS' EQUITY AND LIABILITIES           1996              1995
                                              (Unaudited)       (Audited)
CURRENT LIABILITIES:
  Current maturities of long-term debt      $     27,500      $    370,000
  Accounts payable                             1,301,206         2,359,341
  Notes payable                                1,300,000           950,000
  Advance billing and payments                  (106,842)          206,986
  Customer deposits                              164,849           173,717
  Accrued taxes                                  192,812           108,409
  Other accrued liabilities                      673,346           551,788

TOTAL CURRENT LIABILITIES                      3,552,871         4,720,241

LONG TERM DEBT:
  Funded debt                                  7,000,000         7,000,000

TOTAL LONG TERM DEBT                           7,000,000         7,000,000


OTHER LIABILITIES & DEFERRED CREDITS:
  Unamortized operating investment
   tax credit - net                              265,177           303,427
  Unamortized non-operating investment
   tax credit - net                                9,090             9,090
  Net non-current deferred operating income
   tax                                         2,454,847         2,250,073
  Other deferred credits                         224,407           390,989

TOTAL OTHER LIABILITIES & DEFERRED CREDITS     2,953,521         2,953,579


STOCKHOLDERS' EQUITY
  Preferred stock - 5% cumulative, $100 par value;
   7,500 shares authorized
   5,000 shares issued and outstanding           500,000           500,000
  Common stock, without par value;
   720,000 shares authorized;
   Issued and outstanding: 648,571 shares
    at 9/30/96 and 644,757 shares at
    12/31/95                                   2,439,666         2,281,238
  Retained earnings                           14,333,644        12,738,174

                                              17,273,310        15,519,412


  Less: Treasury stock, at cost,
   26,800 and 25,800 shares                      825,200           775,200

TOTAL STOCKHOLDERS' EQUITY                    16,448,110        14,744,212


TOTAL LIABILITIES                           $ 29,954,502      $ 29,418,032

The accompanying notes to financial statements are an integral part of these statements.
                                           -3-








Item 1. Financial Statements (Continued)

                          WARWICK VALLEY TELEPHONE COMPANY
                               STATEMENTS OF INCOME
              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)

                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                                 1996        1995         1996        1995
Operating revenues:
  Local network service    $   868,851    $  816,580  $2,644,934   $2,382,044
  Network access and long
   distance network service  2,642,329     2,391,255   7,983,728    6,816,431
  Miscellaneous                256,707       280,127     841,490      784,399
                             3,767,887     3,487,962  11,470,152    9,982,874
  Less: Provisions for
   uncollectibles                7,800         7,200      23,400       21,600

   Operating revenues        3,760,087     3,480,762  11,446,752    9,961,274

Operating expenses:
  Plant specific               552,073       560,428   1,713,970    1,538,528
  Plant non-specific           698,712       644,160   2,043,972    1,959,659
  Customer operations          778,697       698,141   2,180,562    2,069,636
  Corporate operations         419,085       442,276   1,244,088    1,299,385

   Operating expenses        2,448,567     2,345,005   7,182,592    6,867,208

Operating taxes:
  Federal income taxes         314,376       225,665   1,074,713      548,912
  Operating other taxes        252,207       272,572     703,466      792,381

   Operating taxes             566,583       498,237   1,778,179    1,341,293

   Income from operations      744,937       637,520   2,485,981    1,752,773

Non-operating income &
 expenses - net (Note 2)       200,010       176,526     455,909      422,263

   Income before fixed charges 944,947       814,046   2,941,890    2,175,036

Interest & related items:
  Interest on funded debt      143,595       148,218     436,705      446,299
  Other interest deductions     16,034        13,458      41,071       14,755
  Amortization of debt issuance
   expense                       3,461         3,461      10,385       15,888

  Total interest & related
   items                       163,090       165,137     488,161      476,942

  Net income all sources       781,857       648,909   2,453,729    1,698,094

PREFERRED DIVIDENDS              6,250         6,250      18,750       18,750

  INCOME APPLICABLE TO COMMON
   STOCK                   $   775,607    $  642,659  $2,434,979   $1,679,344

  NET INCOME PER AVERAGE SHARE
   OF OUTSTANDING COMMON STOCK    1.25          1.04        3.91         2.73
CASH DIVIDENDS PAID PER SHARE     0.50          0.37        1.35         1.11

AVERAGE SHARES OF COMMON STOCK
 OUTSTANDING                   622,914       619,016     621,020      616,240

The accompanying notes to financial statements are an integral part of these statements.
                                     - 4 -




                          WARWICK VALLEY TELEPHONE COMPANY
                               STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                    (Unaudited)

                                                     1996             1995
CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income                                   $  2,453,729     $  1,698,094
 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization                   1,613,654        1,533,758
 Deferred income tax and investment tax credit         (58)         (15,617)
 Interest charged to construction                  (16,449)         (29,897)

CHANGE IN ASSETS AND LIABILITIES:
 (Increase) Decrease in accounts receivable      1,153,788         (274,034)
 (Increase) Decrease in materials and supplies    (277,401)        (142,450)
 Refundable income tax                                   0           42,034
 (Increase) Decrease in prepaid expenses          (312,262)        (148,979)
 (Increase) Decrease in deferred charges           (44,062)          32,222
 Increase (Decrease) in accounts payable        (1,058,135)         (10,978)
 Increase (Decrease) in customers' deposits         (8,868)         (70,530)
 Increase (Decrease) in accrued expenses          (229,424)         148,078
 Increase (Decrease) in other liabilities          121,558          141,744

Net Cash provided by operating activities        3,396,070        2,903,445

CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment      (2,286,029)      (1,730,323)
 Interest charged to construction                   16,449           29,897
 Change in unamortized debt issuance expense        10,385          (52,834)
 Change in other investment                       (278,258)        (146,194)

Net Cash used in investing activities           (2,537,453)      (1,899,454)

CASH FLOW FROM FINANCING ACTIVITIES:
 Increase (Decrease) in notes payable              350,000         (350,000)
 Reduction of long term debt                      (342,500)         (92,500)
 Dividends                                        (858,257)        (722,374)
 Purchase of treasury stock                        (50,000)               0
 Sale of common stock                              158,428          194,023

Net Cash used by financing activities             (742,329)        (970,851)

Increase (Decrease) in cash and cash equivalents   116,288           33,140

Cash and cash equivalents at beginning of year     482,049          422,037

Cash and cash equivalents at end of the period $   598,337     $    455,177


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

     Company's financial position as of September 30, 1996 and December 31,

     1995, its income for the three-month and nine-month periods ended

     September 30, 1996 and 1995 and its cash flow for the nine-month periods ended September 30, 1996 and 1995.

     These financial statements should be read in conjunction with the financial statements and the note included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The results of operations for any interim period are not necessarily indicative of the results of for a full year.


 2.  Non-operating income and expenses for the three-month and nine-month periods ended September 30, 1996 and 1995 were as follows:


                                     Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                      1996        1995       1996         1995

      Interest income                 $117        $129       $348         $385
      Interest during construction   5,361       5,056     16,449       29,897
      G/L disposition certain
       property                     (3,825)      4,938     55,217       15,848
      Special charges               (2,022)     (2,524)   (24,673)
(24,812)
      Other non-operating income   176,400      78,150    483,900      149,250
      Equity in earnings of
       affiliated companies         23,979      90,777    (75,332)     251,695

                                  $200,010    $176,526   $455,909     $422,263
















                                  - 6 -












Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations


Results of Operations - Nine Months Ended September 30, 1996 - The Company's
net
income from all sources increased $755,635 (or 44.5%) to $2,453,729 for the nine-month period ended September 30, 1996, as compared to the same period in 1995.
Operating revenues increased by $1,485,478 (or 14.9%) after provision for uncollectibles, to $11,446,752 for the nine-month period ended September 30, 1996 as compared to $9,961,274 for the corresponding period of 1995. The increase in operating revenues was caused mainly by increases in network access and toll revenues, which increased $1,167,297 (or 17.1%) in the aggregate during the period, as compared to the same nine months of 1995.

     Operating expenses increased by $315,384 (or 4.6%) to $7,182,592 for the nine-month period ended September 30, 1996 as compared to the same period in 1995. Increased costs included salaries and benefits (approximately $85,000), depreciation ($85,000), directory expenses ($47,000), computer costs ($26,000), toll studies ($22,000), legal fees ($21,000) and tariff filings ($19,000).

     Non-operating income and expenses increased by $33,646 from $422,263 in the nine-month period ended September 30, 1995 to $455,909 in the same period of 1996. An increase of $334,650 in cellular income from the Company's share of the
Orange-Poughkeepsie Cellular Partnership and a loss of $267,533 in the Company's internet access subsidiary were the principal factors in the change. See Liquidity and Capital Resources below.

Results of Operations - Three Months Ended September 30, 1996 - The Company's net income from all sources increased $132,948 (or 20.5%) to $781,857 for the three-month period ended September 30, 1996, as compared to $648,909 for the same period in 1995. Operating revenues increased by $279,325 (or 8.0%) after provision for uncollectibles, to $3,760,087 for the three-month period ended September 30, 1996 as compared to $3,489,762 for the corresponding period of 1995. The increase in operating revenues was caused mainly by increases in access and toll revenues over the 1995 period.

     Operating expenses increased by $103,562 (or 4.4%) to $2,448,567 for the three-month period ended September 30, 1996 as compared to the same period in 1995. Increases in costs of salaries, benefits, depreciation, directory expenses, computer costs and legal fees were the primary causes.

     Non-operating income and expenses increased by $23,484 from $176,526 in the three-month period ended September 30, 1996 to $200,010 in the same period of 1996, principally as a result of the factors listed above under Results of Operations - Nine Months Ended September 30,1996. See Liquidity and Capital Resources below.

Liquidity and Capital Resources - The Company's working capital increased to $1,974,774 at September 30, 1996 from $1,586,637 at September 30, 1995.
Increases in materials and supplies and prepaid expenses and reductions in accounts payable and advance billing and payments were partially offset by an increase in notes payable and a decrease in receivables.

     The Company holds a 7.5% limited partnership interest in the cellular mobile telephone partnership which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. Since the inception of the partnership, the Company has made capital contributions of $249,750. No further capital contributions are currently scheduled. A wholly-owned subsidiary of the Company, Warwick Valley Mobile Telephone Company (WVMT), resells cellular telephone service to the Company's subscribers as well as to others. WVMT also sells and installs cellular telephone sets. The Company has invested approximately $325,000 in WVMT since its operations began on April 1, 1989. WVMT has been marginally profitable since 1995.










Liquidity and Capital Resources (Cont'd)


     A second wholly-owned subsidiary, Warwick Valley Long Distance Company, Inc. (WVLD), began business in December 1993 in New Jersey and in May 1994 in New
York. WVLD resells toll service to customers of Warwick Valley Telephone. WVLD has been profitable since prior to the end of 1994.

     An additional wholly-owned subsidiary, Warwick Valley Networks, Inc.
(WVN),
was established during 1994.  WVN is a partner in the New York State
Independent
Network (NYSINET), which was created by the independent telephone companies of New York to build and operate its own data connections network. NYSINET will make it unnecessary for its member companies to rely on outside companies for these services and may also offer services to companies who are not members, creating a potential source of additional revenue. The NYSINET network began operations during the third quarter of 1996. A small number of the member companies have begun using the network while others including the Company will be connecting to it in the coming months. The connection to the NYSINET Network is not expected to have a material impact on the Company's profitability.

     Another wholly-owned subsidiary, Hometown Online, Inc. (ONLINE) was organized during 1995. ONLINE is the corporate entity through which WVTC provides personal computer users connectivity to the Internet as well as local and regional information services. Service is offered within WVTC's service area as well as in nearby areas of New York, New Jersey and Pennsylvania. ONLINE began service in July 1995. WVTC has invested approximately $1,200,000 in ONLINE since its inception, of which $730,000 was invested in the first nine months of
1996. These investments primarily reflect costs of installing network hub equipment outside the Company's service area and costs of promotion as expansion occurs into new areas. Management expects the current level of investments to be reduced significantly, resulting in ONLINE reaching a current positive cash flow before the end of 1996.

     The Telecommunications Act of 1996 (the Act), which recently became law, created a nationwide structure in which competition is allowed and encouraged between local exchange carriers and other entities. Because the states are responsible for implementing many of the Act's provisions, the impact on WVTC will be dependent primarily on proceedings currently underway in New York and New
Jersey. These proceedings will be affected by ruling of the Federal Communications Commission. The markets most likely to be affected first are the regional toll markets where competition in both states will be implemented during
1997.  The competition is these areas is expected to have the effect of reducing
Warwick's revenues.  The extent of such reductions cannot yet be determined, but
is expected to be small in New York, where carrier access is the main revenue source, but potentially larger in New Jersey where the Company retains toll revenue. Currently the Company's revenues from toll and access in the intrastate
New Jersey market approximate $2,300,000. The effects of competition will be felt both in market share retained by the Company and the level of its toll rates
required in order to remain competitive.   The Company anticipates that local
competition, as permitted by the Act, will occur first in major cities where concentrations exist in the Company's service area. It is impossible, at this time, to determine the extent, or the timing, of the advent of competition in the
Company's service area, which is defined as rural under provisions of the Act.

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


                         Warwick Valley Telephone Company
                                   Registrant



Date
                            Herbert Gareiss, Jr., Vice President
                                (Duly Authorized Officer)



Date
                            Philip S. Demarest, Vice President
                                Secretary and Treasurer
                             (Principal Financial and Chief
                                  Accounting Officer)