Form 10-K
period 1996-12-31
WARWICK VALLEY TELEPHONE CO
filed 1997-03-31
CIK 104777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     -------

                                    FORM 10-K

               X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1996

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

                        Common Stock (Without Par Value)
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

Aggregate market value of voting stock held by non-affiliates as of March 20, 1996 - (no organized market exists)

Common shares outstanding, March 20, 1997 -     621,771

                       DOCUMENTS INCORPORATED BY REFERENCE

            Name                                      Incorporated Into

Annual Report to Shareholders for the year
ended December 31, 1996                                Parts II and IV

Proxy statement for the 1997 Annual Meeting
of Shareholders                                            Part III

The Exhibit Index for this report is located on page 11.
The total number of pages contained in this report is 28.

Part 1.

Item 1. BUSINESS

      Warwick Valley Telephone Company (the "Company") was incorporated in New York on January 16, 1902 and is qualified to do business as a foreign corporation in New Jersey. The Company's executive offices are located at 47 Main Street, Warwick, New York 10990 (Tel. No. 914-986-8080).

      The Company is an independent telephone company with 14,634 access lines in New York State and 8,739 in New Jersey at December 31, 1996. It provides telephone service to customers in the contiguous towns of Warwick and Goshen, New York, and the townships of West Milford and Vernon, New Jersey. The Company operates exchanges in Warwick (10,082 access lines), Florida (3,135 access lines) and Pine Island (1,417 access lines), New York and Vernon (6,178 access lines) and Upper Greenwood Lake (2,561 access lines), New Jersey. The Company's service area is primarily rural and has an estimated population of 50,000.

      In 1996, 22,297,227 toll calls were made on the Company's system, representing an increase of 12.5% from 19,817,462 in 1995. Business customers represent 21.8% of total access lines, and no single customer's annual billings represent a significant portion of the Company's gross revenues.

      The Company has installed advanced digital switching equipment in all of its exchanges and fiber optic routes between central offices and to most neighboring telephone companies, and is currently constructing fiber optic routes in certain other locations.

      The Company sells, as well as leases, telephone equipment both within its territory and within the territories of other telephone companies. Residential telephone equipment sales are made through the Company's retail stores, which are located in the Company's main office in Warwick, New York and at Route 515 and Guthrie Drive in Vernon, New Jersey. The Company also sells and leases business telephone systems both in its own territory and elsewhere. At present, the sale of telephone and other equipment does not constitute a material part of the Company's business.

      The Company holds a 7.5% limited partnership interest in a cellular mobile telephone partnership which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. The general partner is New York Cellular Geographic Service Area, Inc. (An affiliate of Bell Atlantic NYNEX Mobile), and the other limited partners are Highland Telephone Company, Sylvan Lake Telephone Company and Taconic Telephone Corporation. Since the inception of the partnership, the Company has made capital contributions of $249,750; no further capital contributions are expected to be required in 1997. The partnership began offering cellular service in both counties in February 1988. The partnership's pre-tax income for the year ended December 31, 1996 was $8,885,000, and the Company's share of that pre-tax income was $666,375.

      The Company has four wholly-owned subsidiaries. Warwick Valley Mobile Telephone Company, Inc. ("WVMT") resells cellular telephone service to the Company's subscribers as well as to others. WVMT also sells and installs cellular telephone sets. For the year ended December 31, 1996, WVMT had a pre-tax profit of $16,417. Warwick Valley Long Distance Company, Inc. ("WVLD") resells toll telephone service to the Company's subscribers. WVLD commenced operation in New Jersey in December, 1993 and in New York in May, 1994. WVLD had a pre-tax profit in 1996 of $376,585. Warwick Valley Networks, Inc. ("WVN") was established during 1994 and is a partner in the New York State Independent Network ("NYSINET"), which was created by the independent telephone companies of New York to build and operate a data connections network. NYSINET will make it unnecessary for its member companies to rely on outside companies for these services and may also offer services to companies who are not members, creating a potential source of additional revenue. The NYSINET network began partial operations during 1996 and is expected to be fully in operation in 1997. Hometown Online, Inc. ("Online") was established during 1995. It is the entity through which WVTC offers connectivity to the Internet as well as local and regional information services to personal computer users. Service is offered within WVTC's service area as well as in nearby areas in New York, New Jersey and Pennsylvania. Online, which began business in July, 1995, had a pre-tax loss of $380,008 in 1996.

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

      The Telecommunications Act of 1996 (the "Act")creates a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. Because the states are responsible for implementing many of the Act's provisions, the impact on WVTC will be dependent primarily on proceedings currently underway in New York and New Jersey. The markets affected first are the regional toll areas in both states. Regional toll competition was implemented in New York on January 1, 1997 and is expected to be implemented in New Jersey in May 1997. The competition in these areas is expected to have the effect of reducing Warwick's revenues. The extent of such reductions cannot yet be determined, but is expected to be small in New York, where carrier access is the main revenue source. In the ongoing New Jersey proceeding, the Company has urged that it be allowed to realign its local, toll and access rates to prevent a shortfall which could result from the loss of a significant portion of the regional toll market. Currently the Company's revenues from toll and access in the intrastate New Jersey market approximate $2,100,000. The effects of competition will be felt both in market share retained by the Company and the level of its toll rates required in order to remain competitive. Although any loss of toll revenue will be partially offset by increased access revenue, the current level of access rates will also be reduced. The Company anticipates that local competition, as permitted by the Act, will occur first in major cities. It is impossible, at this time, to determine the extent, or the timing, of the advent of competition in the Company's service area, which is defined as rural under provisions of the Act. There are special provisions in the Act governing competition in rural areas but it is the responsibility of the States to implement them. To prepare for competition, which is expected to arise eventually, the Company has taken steps such as establishing subsidiaries as listed in this section, to compete in various markets, reengineering its processes, establishing a local business office in New Jersey and planning for cooperation with providers of personal communications services.

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

      Online has numerous competitors whose services are available to customers throughout our marketing area. The Company competes both on the basis of service and price. Despite the presence of many competitors, it is experiencing a level of growth which exceeds Management's expectations. If customer growth continues and current levels of pricing can be maintained, profitability is anticipated during 1997. Whether growth and pricing levels can be maintained depends, in part, on the actions of existing competitors and on the possible entry into the market of new competitors.

      Should NYSINET offer services to non-members, WVN will indirectly be competing against NYNEX and others.

STATE AND FEDERAL REGULATIONS

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

      The Company, like many other telephone companies of its size, depends heavily for its revenues on inter-and intrastate toll usage, receiving approximately 69.5% of its revenues from these sources.

      With regard to interstate toll calls, the Company receives reimbursement from toll carriers in the form of charges for providing toll carriers access to and from the Company's local network.

      Pursuant to FCC requirements, the Company is obligated to make contributions to a long-term support fund of the National Exchange Carrier Association. During 1996, the Company paid approximately $61,000 to that fund. The Company's contributions to the fund are expected to be approximately $65,000 in 1997. Such fund contributions are considered as part of the Company's cost of providing access services and are recoverable from inter-exchange carriers that use the Company's network.

      The Company also receives access charges from toll carriers for all intrastate toll usage. The Company is obligated to make contributions to the New York State Access Settlement Pool (the "NYSASP") but does not pool its toll or access revenues therein. The NYSASP began operations on October 1, 1992 and supports the operations of certain telephone companies other than the Company. The Company is obligated to contribute approximately $285,000 to the NYSASP on an annual basis. A current proceeding before the NYSPSC will determine the future of the NYSASP and the Company's obligation to make further contributions.

      In the Company's two New Jersey exchanges, intrastate toll revenues are retained by toll carriers of which the Company will be one in May, 1997 when regional toll competition is implemented. The associated access charges are retained by the Company. Revenues resulting from traffic between the Company and Bell Atlantic and United Telephone are adjusted by charges payable to each company for terminating traffic.

      In addition to charging for access to and from the Company's local network, the Company bills and collects charges for most inter- and intrastate toll messages carried on its facilities. Interstate billing and collection services provided by the Company are not regulated. They are provided under contract by the Company. Intrastate billing and collection remain partly regulated in New York and fully regulated in New Jersey. The regulated services are provided under tariff. Some carriers provide their own billing and collection services.

      The Tax Reform Act of 1986, while reducing the potential liability of the Company for income taxes, also affects the rates the Company is permitted to charge to customers. The NJBPU ruled that any reduction of tax liability must be passed on to the Company's subscribers in the form of reduced rates. Rate reductions in the New Jersey exchanges commenced July 1, 1987 and approximate $180,000 on an annual basis. The NYSPSC took the position that all benefits realized from such reduction is tax liability should be deferred. The Company's deferred tax savings were applied during 1994 through 1996, and will be completed during 1997. These applications were used as an offset against amounts the NYSPSC requires the Company to contribute to a fund for the payment of post-retirement health benefits for the Company's employees.

      For further information concerning compensation for toll usage see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders filed as an exhibit hereto.

EMPLOYEES

      The Company has 106 full-time and part-time employees, including 83 non-management employees. Forty-two (42) of the non-management employees (primarily the office staff and operators) are represented by the Warwick Valley Telephone Company Employees' Association ("WVTEA"). The current three-year agreement between the Company and WVTEA expires November 5, 1998.

      Twenty-eight (28) non-management employees (primarily plant employees) are represented by Local 503 of the International Brotherhood of Electrical Workers
(IBEW). The current three-year contract between the Company and Local 503 expires on April 30, 1998.

      Twelve Online help desk technicians are not classified as being represented by either union at this time. Their status was the subject of a unit clarification hearing held before a hearing officer of the National Labor Relations Board in December, 1996. Both unions participated as did the Company. A decision in the matter is expected in the near future.

EXECUTIVE OFFICERS AND REGISTRANT

Name                  Age     Position and Period Served

Fred M. Knipp         66      President since 1988

Philip S. Demarest    60      Vice President since 1989; Vice President-
                              Finance and Administration 1977-1989;
                              Secretary since 1972; Treasurer since 1989;
                              Assistant Treasurer 1982-1989

Herbert Gareiss, Jr.  51      Vice President since 1989; Treasurer 1982-
                              1989; Assistant Treasurer since 1989;
                              Assistant Secretary since 1980

      There are no arrangements between any officer and any other person pursuant to which he was selected an officer.

Item 2. PROPERTIES

      The Company owns an approximately 22,000 square-foot building in Warwick, New York, which houses its general offices, operators, data processing equipment and the central office switch for the Warwick exchange. In addition, the Company owns several smaller buildings which serve as workshops, storage space or garages or which house switching equipment at the

Company's other exchanges. Of the Company's investment in telephone plan in service, central office equipment represents approximately 44.0%; connecting lines and related equipment, 36.7%; telephone instruments and related equipment, 3.7%; land and buildings, 6.3%; and other telephone plant, 9.3%. A substantial portion of the Company's properties is subject to the lien of the Company's Indenture or Mortgage.

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

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. (2)

Item 11.  EXECUTIVE COMPENSATION. (2)

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. (2)

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (2)




1 The material called for by Items 5, 6, 7, and 8 is included on the Company's Annual Report to its Shareholders for the year ended December 31, 1996, which pages have been incorporated.

2 With the exception of the identification of executive officers as listed on page 4, the material called for by Items 10-13 is included in the Company's definitive proxy statement, incorporated by reference herein, for its 1997 Annual Meeting of Shareholders, to be filed pursuant to
      Section 14(a) of the Securities Exchange Act of 1934.

Part IV.

Item 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

            (a)   The following documents are filed as part of this report:

1. Financial Statements: The following financial statements of the Company, included in the Annual Report of the Company to its Shareholders for the year ended December 31, 1996, are incorporated herein by reference:

                                                               Reference Pages
                                                                 Annual Report
                                                                  On Form 10-K

Consolidated Statement of Income - Years
Ended December 31, 1996, 1995 and 1994                                 16

Consolidated Balance Sheet - December 31,
1996 and 1995                                                          15

Consolidated Statement of Stockholders'
Equity - Years Ended December 31, 1996,
1995 and 1994                                                          17

Consolidated Statement of Cash Flows - Years
Ended December 31, 1996, 1995 and 1994                                 18

Notes to Consolidated Financial Statements

2.    Financial Statement Schedules:                                  19-26

Report of Independent Certified
 Public Accountants on Financial
 Statement Schedules                                                   24

Schedules:

VIII. Valuation and Qualifying Accounts                                 8

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

      13          Annual Report to Share-       Filed herewith
                  holders for the year ended
                  December 31, 1996, together
                  with separate manually
                  executed Independent
                  Auditor's Report.

      23          Consent of Independent        Filed herewith
                  Auditor

            (b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        WARWICK VALLEY TELEPHONE COMPANY

Dated: March 26, 1997                   By /s/ FRED M. KNIPP
                                             ----------------------------------
                                                    Fred M. Knipp

                                                      President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the 26th day of March, 1997.

            Signature                                       Title

        /s/ FRED M. KNIPP
_______________________________________         President and Director
            Fred M. Knipp                     (Principal Executive Officer)

        /s/ PHILIP S. DEMAREST
_______________________________________         Vice President, Treasurer,
            Philip S. Demarest                  Secretary and Director
                                               (Principal Financial
                                                and Accounting Officer)
        /s/ EARL V. BARRY
_______________________________________         Director
            Earl V. Barry

        /s/ WISNER H. BUCKBEE
_______________________________________         Director
            Wisner H. Buckbee

        /s/ HOWARD CONKLIN, JR.
_______________________________________         Director
            Howard Conklin, Jr.

        /s/ JOSEPH E. DELUCA
_______________________________________         Director
            Joseph E. DeLuca


_______________________________________         Director
            Corinna S. Lewis


_______________________________________         Director
            Victor J. Marotta

        /s/ HENRY L. NIELSEN, JR.
_______________________________________         Director
            Henry L. Nielsen, Jr.

                              BUSH & GERMAIN, PC
                         CERTIFIED PUBLIC ACCOUNTANTS
                               901 LODI STREET
                           SYRACUSE, NEW YORK 13203

                            PHONE: (315) 424-1145

                       CONSENT OF INDEPENDENT AUDITORS

February 8, 1997

We consent to the incorporation by reference in this Annual Report (Form 10-K) for the year ended December 31, 1996 of Warwick Valley Telephone Company of our report dated February 8, 1997, included in the 1996 Annual Report to Shareholders of Warwick Valley Telephone Company.

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-46836) pertaining to the Warwick Valley Telephone Company of our report dated February 8, 1997 with respect to the consolidated financial statements of Warwick Valley Telephone Company incorporated herein by reference and our report dated February 8, 1997 with respect to schedules of Warwick Valley Telephone Company included in this Annual Report (Form 10-K) for the year ended December 31, 1996.

Bush & Germain, P.C.
Syracuse, New York

/26

                       WARWICK VALLEY TELEPHONE COMPANY

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                 Years Ended December 31, 1996, 1995 and 1994

  Col. A            Col. B            Col. C           Col. D         Col. E

                                     Additions

                  Balance at   Charged to Charged to                Balance at
                  Beginning     Costs and   Other                        End
Description       of Period     Expenses   Accounts   Deductions     of Period

                                (Note a)   (Note b)    (Note c)

Allowance for
 uncollectibles:

Year 1996         $65,154       $35,085   $15,695      $50,780       $65,154

Year 1995         $65,155       $59,956   $18,509      $78,466       $65,154

Year 1994         $65,155       $25,144   $10,262      $35,406       $65,155



(a)  Provision for uncollectibles as stated in statements of income.

(b) Amounts previously written off which were credited directly to this account when recovered.

(c)  Amounts written off as uncollectible.

                                  EXHIBIT INDEX

Exhibit No.        Description of Exhibit                         Page

  13               Annual Report to Shareholders for the
                   year ended December 31, 1996 together
                   with separate manually executed Independent
                   Auditor's Report.

  23               Consent of Independent Auditor

Exhibit 3(a) is incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Exhibit 3(b) is incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Exhibit 4(a) is incorporated by reference to Exhibit 4(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Exhibits 4(b) and 4(c) are incorporated by reference to Exhibits 4(b) and 4(c), respectively, to the Company's Registration Statement on Form 10 (File No. 0-11174), dated April 29, 1983. Exhibit 4(d) is incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Exhibit 4(e) is incorporated by reference to Exhibit 4(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.