Form 10-Q
period 1997-03-31
WARWICK VALLEY TELEPHONE CO
filed 1997-05-14
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                   FORM 10-Q


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

   For the quarterly period ended       March  31, 1997

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

     621,771 common shares, no par value, outstanding at March 31, 1997.

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         WARWICK VALLEY TELEPHONE COMPANY

                                   BALANCE SHEET


                                                March 31,        December 31,
                                                  1997              1996
                                               (Unaudited)        (Audited)

CURRENT ASSETS:
  Cash                                       $    860,403      $    728,520
  Telecommunications accounts receivable,       2,546,889         3,290,714
   less receivable allowance
    1997-$68,619; 1996-$65,569;
  Other accounts receivable                       231,570                 0
  Materials and supplies                        1,755,159         1,451,858
  Prepaid expenses                                651,157           306,532

TOTAL CURRENT ASSETS                            6,045,178         5,777,624


NON-CURRENT ASSETS
  Unamortized debt issuance expense                58,211            61,378
  Other deferred charges                          214,008           227,699
  Investment in non-affiliated company          1,492,811         1,354,390

TOTAL NON-CURRENT ASSETS                        1,765,030         1,643,467


TELEPHONE PLANT, AT COST:
  Land, buildings and equipment
    In service                                 35,266,517        34,578,033
    Under construction                          1,404,215         1,444,982

                                               36,670,732        36,023,015
     Less:  Accumulated depreciation           13,792,283        13,200,526



TOTAL PLANT                                    22,878,449        22,822,489

     TOTAL ASSETS                            $ 30,688,657      $ 30,243,580


The accompanying notes to financial statements are an integral part of these statements.



                             - 2 -










Item 1.  Financial Statements (Continued)


                         WARWICK VALLEY TELEPHONE COMPANY

                                   BALANCE SHEET

                                               March 31,        December 31,
  STOCKHOLDERS' EQUITY AND LIABILITIES           1997              1996

                                              (Unaudited)         (Audited)
CURRENT LIABILITIES:
  Accounts payable                             1,741,477         1,600,944
  Notes payable                                  600,000           850,000
  Advance billing and payments                    53,421           188,865
  Customer deposits                              160,211           153,143
  Accrued taxes                                  425,920           275,241
  Other accrued liabilities                      746,273           655,498

TOTAL CURRENT LIABILITIES                      3,727,302         3,723,691

LONG TERM DEBT:
  Funded debt                                  7,000,000         7,000,000

TOTAL LONG TERM DEBT                           7,000,000         7,000,000


OTHER LIABILITIES & DEFERRED CREDITS:
  Unamortized operating investment
   tax credit - net                              239,677           252,427
  Net non-current deferred operating income
   tax                                         2,379,827         2,313,224
  Other deferred credits                         164,505           243,690

TOTAL OTHER LIABILITIES & DEFERRED CREDITS     2,784,009         2,809,341


STOCKHOLDERS' EQUITY
  Preferred stock - 5% cumulative, $100 par value;
   7,500 shares authorized
   5,000 shares issued and outstanding           500,000           500,000
  Common stock, without par value;
   720,000 shares authorized;
   Issued and outstanding: 648,571 shares
    at 3/31/97 and 648,571 shares at
    12/31/96                                   2,439,663         2,439,663
  Retained earnings                           15,062,883        14,596,085

                                              18,002,546        17,535,748


  Less:  Treasury stock, at cost,
   26,800 and 26,800 shares                      825,200           825,200

TOTAL STOCKHOLDERS' EQUITY                    17,177,346        16,710,548


TOTAL LIABILITIES                           $ 30,688,657      $ 30,243,580


The accompanying notes to financial statements are an integral part of these statements.

                             - 3 -

                          WARWICK VALLEY TELEPHONE COMPANY

                                 STATEMENT OF INCOME
                                     (UNAUDITED)


                                                    Three Months Ended
                                                         March 31,
                                                1997                  1996

Operating Revenues:
  Local network service                  $    962,125          $    907,094
  Network access and long distance
   network service                          2,692,570             2,764,832
  Miscellaneous                               318,288               289,040
                                            3,972,983             3,960,966
  Less:  Provisions for uncollectibles          8,700                 7,800

  Operating revenues                        3,964,283             3,953,166

Operating Expenses:
  Plant specific                              535,836               620,274
  Plant non-specific                          711,637               670,224
  Customer operating expense                  779,555               693,813
  Corporate operations                        417,954               391,101

  Operating expenses                        2,444,982             2,375,412

Operating Taxes:
  Federal income taxes                        371,053               422,571
  Other operating taxes                       325,781               228,593

  Operating taxes                             696,834               651,164

  Income from Operations                      822,467               926,590

Non-Operating Income & Expenses,Net (Note 2)  175,361               170,796

  Income before fixed charges                 997,828             1,097,386

Interest & Related Items:
  Interest on funded debt                     138,375               146,856
  Other interest deductions                    10,176                11,543
  Amortization of debt issuance expense         3,167                 3,461

  Total interest & related items              151,718               161,860

  Net income all sources                      846,110               935,526


PREFERRED DIVIDENDS                             6,250                 6,250

  INCOME APPLICABLE TO COMMON STOCK      $    839,860        $      929,276

NET INCOME PER AVERAGE SHARE OF
    OUTSTANDING  COMMON STOCK            $       1.35        $         1.50

CASH DIVIDENDS PAID PER SHARE            $       0.40        $         0.40

AVERAGE SHARES OF COMMON STOCK OUTSTANDING    621,771               618,957

The accompanying note to financial statements are an integral part of these statements.
                             - 4 -
                        WARWICK VALLEY TELEPHONE COMPANY
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)


                                                    1997                1996
CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income                               $       846,110      $      935,526
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization                    581,483             531,931
 Deferred income tax and investment tax credit    (25,332)               (276)
 Interest charged to construction                 (13,203)             (6,904)

CHANGE IN ASSETS AND LIABILITIES:
 (Increase) Decrease in accounts receivable       512,255             930,263
 (Increase) Decrease in materials and supplies   (303,301)           (113,296)
 (Increase) Decrease in prepaid expenses         (344,625)           (225,429)
 (Increase) Decrease in deferred charges           13,691              (8,650)
 Increase (Decrease) in accounts payable          140,533            (329,248)
 Increase (Decrease) in customers' deposits         7,068                (428)
 Increase (Decrease) in accrued expenses           15,236             142,026
 Increase (Decrease) in other liabilities          90,775              41,304

Net Cash provided by operating activities       1,520,690           1,896,819

CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment       (637,443)           (679,240)
 Interest charged to construction                  13,203               6,904
 Change in unamortized debt issuance expense        3,167               3,462
 Change in other investment                      (138,421)             61,451

Net Cash used in investing activities            (759,494)           (607,423)

CASH FLOW FROM FINANCING ACTIVITIES:
 Increase (Decrease) in notes payable            (250,000)           (950,000)
 Reduction of long term debt                            0             (27,500)
 Dividends                                       (379,313)           (253,833)

Net Cash used by financing activities            (629,313)         (1,231,333)

Increase (Decrease) in cash and cash
 equivalents                                      131,883              58,063

Cash and cash equivalents at beginning of year    728,520             482,049

Cash and cash equivalents at end of the
 period                                     $     860,403      $      540,112






The accompanying notes to financial statements are an integral part of these statements.






                             - 5 -
Item 1.  Financial Statements (Continued)


                             WARWICK VALLEY TELEPHONE COMPANY

                              NOTES TO FINANCIAL STATEMENTS


 1. In the opinion of the management of the Warwick Valley Telephone Company, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1997 and December 31, 1996, its income for the three-month periods ended March 31, 1997 and 1996 and its cash flow for the three-month periods ended March 31, 1997 and 1996.

     These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


 2. Non-operating income and expenses for the three-month periods ended March 31, 1997 and 1996 were as follows:


                                                     Three Months Ended
                                                          March 31,
                                                       1997        1996

       Interest income                            $    131     $    117
       Interest during construction                 13,203        6,904
       G/L disposition certain property             15,711       49,396
       Special charges                             (12,088)      (1,445)
       Other non-operating income                  132,486      148,200
       Equity in earnings of affiliated company     25,918      (32,376)

                                                   $175,361     $170,796
















                             - 6 -
                    WARWICK VALLEY TELEPHONE COMPANY



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Three Months Ended March 31, 1997 - The Company's net income from all sources decreased $89,416 (or 9.56%) to $846,110 for the three-month period ended March 31, 1997, as compared to the same period in 1996. Operating revenues increased by $11,117 (or 0.3%) after provision for uncollectibles, to $3,964,283 for the three-month period ended March 31, 1997 as compared to $3,953,166 for the corresponding period of 1996. The change in operating revenues was primarily the result of a reduction in network access and long distance revenues, which decreased $72,262 (or 2.6%), largely because several winter storms took place during the 1996 period generating heavy state and interstate volumes. This was offset by increases of $55,031 (or 6.1%)in local network service and $29,248 (or 10.1%) in miscellaneous revenues.

Operating expenses increased by $69,570 (or 2.9%) to $2,444,982 for the three-month period ended March 31, 1997 as compared to the same period in 1996. Increased depreciation ($42,837) and payroll and benefits ($100,915), were offset by reductions in returned and repaired items ($16,847), Labor other than company ($5,459), travel and business related expenses ($10,862), and cost studies ($13,017).

Non-operating income and expenses increased by $4,565 from $170,796 in the three-month period ended March 31, 1996 to $175,361 in the same period of 1997 largely as a result of improved earnings in the Company's Cellular and Online subsidiaries offset by reduced earnings in the sale of business communications equipment. (See Liquidity and Capital Resources).


LIQUIDITY AND CAPITAL RESOURCES - The Company's working capital increased to $2,317,876 at March 31, 1997 from $1,845,613 at March 31, 1996. An increase in cash and a reduction in current maturities of long term debt and accounts payable were partially offset by an increase in notes payable.

The Company issued 8,694 shares of its common stock on April 1, 1997 to employees participating in its retirement savings plans at a price of $53.64 per share, realizing $466,346.16. The sale price was discounted 15% from the price at which the stock was valued by an independent appraisal firm just prior to the transaction. Additional sales to employees are anticipated in 1998 and subsequent years.

The Company holds a 7.5% limited partnership interest in the cellular mobile telephone partnership which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. Since the inception of the partnership, the Company has made capital contributions of $249,750. No further capital contributions are currently scheduled. A wholly-owned subsidiary of the Company, Warwick Valley Mobile Telephone Company (WVMT), resells cellular telephone service to the Company's subscribers as well as to others. WVMT also sells and installs cellular telephone sets. The Company has invested approximately $308,000 in WVMT since its operations began on April 1, 1989.

A second wholly-owned subsidiary, Warwick Valley Long Distance Company, Inc.
(WVLD), began business in December 1993 in New Jersey and in May 1994 in New York. WVLD resells toll service to customers of Warwick Valley Telephone. WVLD achieved positive retained earnings prior to the end of 1994.

An additional wholly-owned subsidiary, Warwick Valley Networks, Inc. (WVN), was established during 1994. WVN is a partner in the New York State Independent Network (NYSINET), which was created by the independent telephone companies of New York to build and operate its own data connections network. NYSINET will make it unnecessary for its member companies to rely on outside companies for these services and may also offer services to companies who are not members, creating a potential source of additional revenue. The NYSINET network began connections to member companies in late 1996 and is expected to be in full operation before the end of 1997.

Another wholly-owned subsidiary, Hometown Online, Inc. (ONLINE) was organized during 1995. ONLINE is the corporate entity through which WVTC provides personal computer users connectivity to the Internet as well as local and regional information services. Service is offered within WVTC's service area as well as in nearby areas of New York, New Jersey and Pennsylvania. ONLINE began service in July 1995. WVTC has invested approximately $1,500,000 in ONLINE since its inception, of which $140,000 was invested in the first quarter of 1997. ONLINE is very close to break-even and is likely to be profitable on a cash-flow basis during 1997.

The Telecommunications Act of 1996 (the Act), creates a nationwide structure in which competition is allowed and encouraged between local exchange carriers and other entities. Because the states are responsible for implementing many of the Act's provisions, the impact on WVTC will be dependent primarily on proceedings currently underway in New York and New Jersey. The markets affected first have been the regional toll areas in both states where competitive service has begun in 1997. The competition in these areas is expected to have the effect of reducing Warwick's revenues. The extent of such reductions cannot yet be determined, but is expected to be small in New York, where carrier access previously was the main revenue source. The effects of competition will be felt both in market share retained by the Company and the level of its toll rates required in order to remain competitive. The Company anticipates that local competition, as permitted by the Act, will occur first in major cities. It is impossible, at this time, to determine the extent, or the timing, of the advent of competition in the Company's service area, which is defined as rural under provisions of the Act.

ITEMS 1. (Legal Proceedings), 2 (Changes in Securities), and 3 (Defaults Upon Senior Securities) are inapplicable.

ITEM 4. Submission of Matters To A Vote of Securities Holders - At the Company's 1997 Annual Meeting of Common Shareholders held on April 25, 1997, Howard Conklin, Jr., Victor J. Marotta and Henry L. Nielsen, Jr. were elected as directors for three-year terms. The terms of Earl V. Barry, Wisner H. Buckbee, Joseph E. DeLuca, Philip S. Demarest, Fred M. Knipp, and Corinna S. Lewis continued after the meeting.

Matters voted on at the meeting and the results of each vote are as follows:

                                                                  Broker
                                   For       Against   Abstain   Non-Votes
1.  Set the number of directors  398,455          0     9,121     97,166
     at nine until the next
     annual meeting

                                                                  Broker
                                   For       Against   Abstain   Non-Votes
2.  Election of directors -
     Howard Conklin, Jr.         405,572          0     2,004     97,166
     Victor J. Marotta           395,851      9,721     2,004     97,166
     Henry L. Nielsen, Jr.       404,372      1,200     2,004     97,166








3. Approval of Amendment to the Certificate of Incorporation increasing the number of authorized common shares from 720,000 to 2,160,000 to allow a 3-for-1 stock split.

                                                                Broker
                                     For   Against   Abstain   Non-Votes

                                  405,841       0     1,735     97,166


                                                                Broker
                                    For    Against   Abstain   Non-Votes

4.  Ratify the appointment of    398,492        0     9,084     97,166
    Bush and Germain as the
    independent public account-
    ants of the Company

ITEM 5.  Other Information

At its reorganizational meeting on April 25, 1997, the Board of Directors elected the following persons to the positions set forth opposite their names:

     Howard Conklin, Jr.  -    Chairman of the Board
     Henry L. Nielsen, Jr.-    Vice Chairman of the Board
     Fred M. Knipp        -    President
     Philip S. Demarest   -    Vice President, Secretary and Treasurer
     Herbert Gareiss, Jr. -    Vice President
     Barbara Barber       -    Assistant Secretary
     Robert A. Sieczek    -    Assistant Treasurer

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