Form 10-Q
period 1997-06-30
WARWICK VALLEY TELEPHONE CO
filed 1997-08-14
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                    FORM 10-Q


    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                         OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            To

     Commission file number 0-11174


                        WARWICK VALLEY TELEPHONE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              New York                                  14-1160510
   -------------------------------                  -------------------
   (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                  Identification No.)


                47-49 Main Street, Warwick, New York       10990
              ----------------------------------------  ----------
              (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code    (914) 986-8080


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

     631,256 common shares, no par value, outstanding at June 30, 1997.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       WARWICK VALLEY TELEPHONE COMPANY

                                BALANCE SHEET


                                               June 30,        December 31,
                                                1997              1996
                                             (Unaudited)        (Audited)

CURRENT ASSETS:
  Cash                                     $    771,968      $    728,520
  Telecommunications accounts receivable,     2,713,744         3,290,714
   less accounts receivable allowance
    1997-$64,452; 1996-$65,569;
  Other accounts receivable                     335,900                 0
  Materials and supplies                      1,729,423         1,451,858
  Prepaid expenses                              596,982           306,532

TOTAL CURRENT ASSETS                          6,148,017         5,777,624


NON-CURRENT ASSETS
  Unamortized debt issuance expense              55,044            61,378
  Other deferred charges                        226,404           227,699
  Investment in non-affiliated company        1,665,816         1,354,390

TOTAL NON-CURRENT ASSETS                      1,947,264         1,643,467


TELEPHONE PLANT, AT COST:
  Land, buildings and equipment
    In service                               35,940,716        34,578,033
    Under construction                        1,135,744         1,444,982

                                             37,076,460        36,023,015
     Less:  Accumulated depreciation         14,212,851        13,200,526


TOTAL PLANT                                  22,863,609        22,822,489

     TOTAL ASSETS                          $ 30,958,890      $ 30,243,580


The accompanying notes to financial statements are an integral part of these statements.

                        WARWICK VALLEY TELEPHONE COMPANY

                                  BALANCE SHEET

                                                June 30,        December 31,
  STOCKHOLDERS' EQUITY AND LIABILITIES            1997              1996

                                               (Unaudited)        (Audited)
CURRENT LIABILITIES:
  Accounts payable                              1,267,761         1,600,944
  Notes payable                                   500,000           850,000
  Advance billing and payments                    349,711           188,865
  Customer deposits                               168,063           153,143
  Accrued taxes                                   106,679           275,241
  Other accrued liabilities                       684,300           655,498

TOTAL CURRENT LIABILITIES                       3,076,514         3,723,691

LONG TERM DEBT:
  Funded debt                                   7,000,000         7,000,000

TOTAL LONG TERM DEBT                            7,000,000         7,000,000


OTHER LIABILITIES & DEFERRED CREDITS:
  Unamortized operating investment
   tax credit - net                               226,927           252,427
  Net non-current deferred operating income
   tax                                          2,376,729         2,313,224
  Other deferred credits                          153,338           243,690

TOTAL OTHER LIABILITIES & DEFERRED CREDITS      2,756,994         2,809,341


STOCKHOLDERS' EQUITY
  Preferred stock - 5% cumulative, $100 par value;
    7,500 shares authorized
    5,000 shares issued and outstanding           500,000           500,000
  Common stock, without par value;
    720,000 shares authorized;
    Issued and outstanding: 658,056 shares
     at 6/30/97 and 648,571 shares at
     12/31/96                                   2,948,439         2,439,663
  Retained earnings                            15,502,143        14,596,085

                                               18,950,582        17,535,748


  Less:  Treasury stock, at cost,
   26,800 shares                                  825,200           825,200

TOTAL STOCKHOLDERS' EQUITY                     18,125,382        16,710,548


TOTAL LIABILITIES                            $ 30,958,890      $ 30,243,580


The accompanying notes to financial statements are an integral part of these statements.

                           WARWICK VALLEY TELEPHONE COMPANY
                                STATEMENT OF INCOME
             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 amd 1996
                             (Unaudited)
                                 Three Months Ended       Six Months Ended
                                       June 30,               June 30,

                                  1997         1996       1997         1996
Operating revenues:
  Local network service        $  915,203  $  868,989  $1,877,328   $1,776,083
  Network access and long
  distance network service      2,669,238   2,576,566   5,361,808    5,341,398
  Miscellaneous                   268,115     295,744     586,403      584,784
                                3,852,556   3,741,299   7,825,539    7,702,265
  Less: Provisions for
   uncollectibles                   8,700       7,800      17,400       15,600

    Operating revenues          3,843,856   3,733,499   7,808,139    7,686,665

Operating expenses:
  Plant specific                  553,643     541,623   1,089,479    1,161,897
  Plant non-specific              724,919     675,036   1,436,556    1,345,260
  Customer operations             822,821     708,052   1,602,376    1,401,865
  Corporate operations            428,120     433,902     846,074      825,003

    Operating expenses          2,529,503   2,358,613   4,974,485    4,734,025

Operating taxes:
  Federal income taxes            331,038     337,766     702,091      760,337
  Operating other taxes           280,579     222,666     606,360      451,259

    Operating taxes               611,617     560,432   1,308,451    1,211,596

    Income from operations        702,736     814,454   1,525,203    1,741,044

Non-operating income &
 expenses - net (Note 2)          305,194       85,103    480,555      255,899

   Income before fixed charges  1,007,930      899,557  2,005,758    1,996,943

Interest & related items:
  Interest on funded debt         138,375      146,255    276,750      293,111
  Other interest deductions        10,564       (4,620)    20,739        6,923
  Amortization of debt
   issuance expense                 3,166       21,576      6,334       25,037

  Total interest & related items  152,105      163,211    303,823      325,071

  Net income all sources          855,825      736,346  1,701,935    1,671,872

PREFERRED DIVIDENDS                 6,250        6,250     12,500       12,500

  INCOME APPLICABLE TO COMMON
   STOCK                       $  849,575   $  730,096 $1,689,435   $1,659,372

  NET INCOME PER AVERAGE SHARE
    OF OUTSTANDING COMMON STOCK      1.36         1.18       2.71         2.68

  CASH DIVIDENDS PAID PER SHARE      0.65          0.45      1.25         0.85
AVERAGE SHARES OF COMMON STOCK
    OUTSTANDING                   626,514       621,188   624,142      620,073

The accompanying notes to financial statements are an integral part of these statements.
                                      - 4 -

                       WARWICK VALLEY TELEPHONE COMPANY
                            STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)


                                                  1997               1996
CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income                                    $ 1,701,935        $ 1,671,872
 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization                   1,152,362          1,087,150
 Deferred income tax and investment tax credit     (52,347)              (301)
 Interest charged to construction                  (24,610)           (11,088)

CHANGE IN ASSETS AND LIABILITIES:
 (Increase) Decrease in accounts receivable        241,070            905,648
 (Increase) Decrease in materials and supplies    (277,565)          (484,288)
 (Increase) Decrease in prepaid expenses          (290,450)          (218,959)
 (Increase) Decrease in deferred charges             1,295            (29,252)
 Increase (Decrease) in accounts payable          (333,183)          (475,952)
 Increase (Decrease) in customers' deposits         14,920             (8,675)
 Increase (Decrease) in accrued expenses            (7,715)          (115,259)
 Increase (Decrease) in other liabilities           28,802            (31,871)

Net Cash provided by operating activities        2,154,514          2,289,025

CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment      (1,193,481)        (1,485,243)
 Interest charged to construction                   24,610             11,088
 Change in unamortized debt issuance expense         6,334              6,923
 Change in other investment                       (311,426)          (101,849)

Net cash used in investing activities           (1,473,963)        (1,569,081)

CASH FLOW FROM FINANCING ACTIVITIES:
 Increase (Decrease) in notes payable             (350,000)          (450,000)
 Reduction of long term debt                             0            (55,000)
 Dividends                                        (795,879)          (540,621)
 Sale of common stock                              508,776            191,087

Net cash used by financing activities             (637,103)          (854,534)

Increase (Decrease) in cash and cash equivalents    43,448           (134,590)

Cash and cash equivalents at beginning of year     728,520            482,049

Cash and cash equivalents at end of the
 period                                        $   771,968        $   347,459


The accompanying notes to financial statements are an integral part of these statements.

                      WARWICK VALLEY TELEPHONE COMPANY

                       NOTES TO FINANCIAL STATEMENTS


 1. In the opinion of the management of the Warwick Valley Telephone Company, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1997 and December 31,1996, its income for the three-month and six-month periods ended June 30, 1997 and 1996 and its cash flow for the six-month periods ended June 30, 1997 and 1996.

     These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


 2. Non-operating income and expenses for the three-month and six-month periods ended June 30, 1997 and 1996 were as follows:


                                      Three Months Ended      Six Months Ended
                                            June 30,             June 30,
                                        1997       1996       1997       1996

      Interest income                   $112       $115       $243       $232
      Interest during construction    11,407      4,184     24,610     11,088
      G/L disposition certain
       property                        8,950      9,646     24,661     59,042
      Special charges                 (1,592)   (21,207)   (13,680)   (22,652)
      Other non-operating income     173,005    159,300    305,491    307,500
      Equity in earnings of
       affiliated companies          113,312    (66,935)   139,230    (99,311)

                                    $305,194    $85,103   $480,555   $255,899

WARWICK VALLEY TELEPHONE COMPANY


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Six Months Ended June 30, 1997 - The Company's net income from all sources increased $30,063 (or 1.8%) to $1,701,935 for the six-month period ended June 30, 1997, as compared to the same period in 1996. Operating revenues increased by $121,474 (or 1.6%) after provision for uncollectibles, to $7,808,139 for the six-month period ended June 30, 1997 as compared to $7,686,665 for the corresponding period of 1996. The increase in operating revenues was caused mainly by an increase in local network service revenues of $101,245 or (5.7%) during the period, as compared to the same six months of 1996.

      Operating expenses increased by $240,460 (or 5.1%) to $4,974,485 for the six-month period ended June 30, 1997 as compared to the same period in 1996. Increased costs of salaries and benefits (approximately $225,000) and depreciation ($84,000) were offset by decreases in costs for returned and repaired items ($24,000), toll study costs ($22,000), and tariff filing costs ($10,000).

      Net non-operating income and expenses increased by $224,656 from $255,899 in the six-month period ended June 30, 1996 to $480,555 in the same period of 1997. An improvement of $216,000 in net income of Hometown Online, Inc.(Online) the Company's subsidiary which provides personal computer users connectivity to the Internet, was the principal factor in the change. Online experienced a loss of $214,651 during the 1996 period but achieved a profit of $1,333 during the 1997 period. See Liquidity and Capital Resources below.

RESULTS OF OPERATIONS - Three Months Ended June 30, 1997 - The Company's net income from all sources increased $119,479 (or 1.6%) to $855,825 for the three-month period ended June 30, 1997, as compared to $736,346 for the same period in 1996. Operating revenues increased by $110,357 (or 3.0%) after provision for uncollectibles, to $3,843,856 for the three-month period ended June 30, 1997 as compared to $3,733,499 for the corresponding period of 1996. The increase in operating revenues was caused mainly by increases in access and toll revenues over the 1996 period.

      Operating expenses increased by $170,890 (or 7.2%) to $2,529,503 for the three-month period ended June 30, 1997 as compared to the same period in 1996. Increased costs of salaries and benefits ($77,000) and depreciation ($41,000) were largely responsible for the increase.

      Non-operating income and expenses increased by $220,091 from $85,103 in the three-month period ended June 30, 1996 to $305,194 in the same period of 1997, largely as a result of the Online increase referred to above under Results of Operations - Six Months Ended June 30, 1997. See Liquidity and Capital Resources below.

LIQUIDITY AND CAPITAL RESOURCES - The Company's working capital increased to
 $3,071,503 at June 30, 1997 from $2,055,008 at June 30, 1996. An increase in cash and a reduction in accounts payable were the main factors contributing to this increase.

      The Company holds a 7.5% limited partnership interest in the cellular mobile telephone partnership which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. Since the inception of the partnership, the Company has made capital contributions of $249,750.

No further capital contributions are currently scheduled. A wholly-owned subsidiary of the Company, Warwick Valley Mobile Telephone Company (WVMT), resells cellular telephone service to the Company's subscribers as well as to others. WVMT also sells and installs cellular telephone sets. The Company has invested approximately $310,000 in WVMT since its operations began on April 1, 1989.

      A second wholly-owned subsidiary, Warwick Valley Long Distance Company, Inc. (WVLD), began business in December 1993 in New Jersey and in May 1994 in New York. WVLD resells toll service to customers of Warwick Valley Telephone. WVLD achieved positive retained earnings prior to the end of 1994 and has been profitable since then, earning approximately $121,000 during the first six months of 1997, compared to $116,000 for the corresponding 1996 period.

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

      Hometown Online, Inc. (Online) referred to above, was organized during 1995. Online is the corporate entity through which WVTC provides personal computer users connectivity to the Internet as well as local and regional information services. Service is offered within WVTC's service area as well as in nearby areas of New York, New Jersey and Pennsylvania. Online began service in July 1995. WVTC has invested approximately $1,660,000 in Online since its inception, of which $300,000 was invested in the first six months of 1997. Online has reached break-even and should be profitable on a cash-flow basis in 1997.

      The Telecommunications Act of 1996 (the Act), creates a nationwide structure in which competition is allowed and encouraged between local exchange carriers and other entities. Because the states are responsible for implementing many of the Act's provisions, the impact on WVTC will be dependent primarily on proceedings currently underway in New York and New Jersey. The markets affected first have been the regional toll areas in both states, where competitive service began in 1997. The competition in these areas is expected to have the effect of reducing Warwick's revenues. The extent of such reductions cannot yet be determined, but is expected to be small in New York, where carrier access previously was the main revenue source. The effects of competition in New Jersey will be felt both in market share retained by the Company and the level of its toll rates required in order to remain competitive. Early results indicate that market share losses have been moderate, although it is too soon to predict the long term impact. The Company anticipates that local competition, as permitted by the Act, will occur first in major cities. It is impossible, at this time, to determine the extent, or the timing, of the advent of competition in the Company's service area, which is defined as rural under provisions of the Act.

ITEMS 1.  (Legal Proceedings), 2 (Changes in Securities), and 3 (Defaults Upon
 Senior Securities) are inapplicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Warwick Valley Telephone Company
                                         Registrant


                             /s/ HERBERT GAREISS, JR.
Date: August __, 1997       ------------------------------------
                            Herbert Gareiss, Jr., Vice President
                                  (Duly Authorized Officer)


                             /s/ PHILIP S. DEMAREST
Date: August __, 1997       ------------------------------------
                             Philip S. Demarest, Vice President
                                   Secretary and Treasurer
                               (Principal Financial and Chief
                                     Accounting Officer)