Form 10-Q
period 1997-09-30
WARWICK VALLEY TELEPHONE CO
filed 1997-11-14
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549



                                  FORM 10-Q


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1997

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

     600,272 common shares, no par value, outstanding at September 30, 1997.





















                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       WARWICK VALLEY TELEPHONE COMPANY

                                 BALANCE SHEET


                                             September 30,     December 31,
                                                 1997             1996
                                             (Unaudited)        (Audited)

CURRENT ASSETS:
 Cash                                      $    633,889      $    728,520
 Telecommunications accounts receivable,      2,705,999         3,290,714
  less accounts receivable allowance
   1997-$62,504; 1996-$65,569;
 Other accounts receivable                      316,836                 0
 Materials and supplies                       1,896,116         1,451,858
 Prepaid expenses                               723,232           306,532

TOTAL CURRENT ASSETS                          6,276,072         5,777,624


NON-CURRENT ASSETS
 Unamortized debt issuance expense               51,877            61,378
 Other deferred charges                         180,056           227,699
 Investment in non-affiliated company         1,843,480         1,354,390

TOTAL NON-CURRENT ASSETS                      2,075,413         1,643,467


TELEPHONE PLANT, AT COST:
 Land, buildings and equipment
  In service                                 36,177,684        34,578,033
  Under construction                          1,413,288         1,444,982

                                             37,590,972        36,023,015
  Less:  Accumulated depreciation            14,837,537        13,200,526



TOTAL PLANT                                  22,753,435        22,822,489

     TOTAL ASSETS                          $ 31,104,920      $ 30,243,580


The accompanying notes to financial statements are an integral part of these statements.



                                     -2-

















Item 1.  Financial Statements (Continued)


                        WARWICK VALLEY TELEPHONE COMPANY

                                  BALANCE SHEET

                                              September 30,     December 31,
 STOCKHOLDERS' EQUITY AND LIABILITIES             1997             1996
                                              (Unaudited)        (Audited)
CURRENT LIABILITIES:
 Accounts payable                              1,201,931         1,600,944
 Notes payable                                 1,900,000           850,000
 Advance billing and payments                    254,335           188,865
 Customer deposits                               173,489           153,143
 Accrued taxes                                   288,043           275,241
 Other accrued liabilities                       728,987           655,498

TOTAL CURRENT LIABILITIES                      4,546,785         3,723,691

LONG TERM DEBT:
 Funded debt                                   7,000,000         7,000,000

TOTAL LONG TERM DEBT                           7,000,000         7,000,000


OTHER LIABILITIES & DEFERRED CREDITS:
 Unamortized operating investment
  tax credit - net                               214,177           252,427
 Net non-current deferred operating income
 tax                                           2,372,857         2,313,224
 Other deferred credits                          142,007           243,690

TOTAL OTHER LIABILITIES & DEFERRED CREDITS     2,729,041         2,809,341


STOCKHOLDERS' EQUITY
Preferred stock - 5% cumulative,
 $100 par value;
 7,500 shares authorized
 5,000 shares issued and outstanding             500,000           500,000
Common stock, without par value;
 720,000 shares authorized;
 Issued and outstanding: 658,056 shares
  at 9/30/97 and 648,571 shares at
  12/31/96                                     2,948,439         2,439,663
Retained earnings                             16,160,945        14,596,085

                                              19,609,384        17,535,748

Less:  Treasury stock, at cost,
 57,784 shares at 9/30/97 and 26,800 shares
 at 12/31/96                                   2,780,290           825,200

TOTAL STOCKHOLDERS' EQUITY                    16,829,094        16,710,548


TOTAL LIABILITIES                           $ 31,104,920      $ 30,243,580


The accompanying notes to financial statements are an integral part of these statements.

                                    -3-







Item 1. Financial Statements (Continued)

                       WARWICK VALLEY TELEPHONE COMPANY
                             STATEMENTS OF INCOME
       FOR THE THREE AND NINE MONTHS ENDED September 30, 1997 AND 1996
                                  (Unaudited)



                                 Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                                  1997       1996          1997        1996
Operating revenues:
 Local network service      $   964,337  $  868,851  $ 2,841,665  $ 2,644,934
 Network access and long
  distance network service    2,823,929   2,642,329    8,185,737    7,983,728
 Miscellaneous                  334,940     256,707      921,343      841,490
                              4,123,206   3,767,887   11,948,745   11,470,152
 Less: Provisions for
  uncollectibles                  8,700       7,800       26,100       23,400

  Operating revenues          4,114,506   3,760,087   11,922,645   11,446,752

Operating expenses:
 Plant specific                 509,299     552,073    1,598,778    1,713,970
 Plant non-specific             728,658     698,712    2,165,214    2,043,972
 Customer operations            747,563     778,697    2,349,939    2,180,562
 Corporate operations           405,945     419,085    1,252,019    1,244,088

  Operating expenses          2,391,465   2,448,567    7,365,950    7,182,592

Operating taxes:
 Federal income taxes           459,928     314,376    1,162,019    1,074,713
 Operating other taxes          288,673     252,207      895,033      703,466

  Operating taxes               748,601     566,583    2,057,052    1,778,179

  Income from operations        974,440     744,937    2,499,643    2,485,981

Non-operating income &
 expenses - net (Note 2)        310,194     200,010      790,749      455,909

  Income before fixed charges 1,284,634     944,947    3,290,392    2,941,890

Interest & related items:
 Interest on funded debt        138,375     143,595      415,125      436,705
 Other interest deductions        9,826      16,034       30,564       41,071
 Amortization of debt issuance
  expense                         3,166       3,461        9,501       10,385

 Total interest & related items 151,367     163,090      455,190      488,161

 Net income all sources       1,133,267     781,857    2,835,202    2,453,729

PREFERRED DIVIDENDS               6,250       6,250       18,750       18,750

 INCOME APPLICABLE TO
  COMMON STOCK             $  1,127,017   $ 775,607  $ 2,816,452   $2,434,979

 NET INCOME PER AVERAGE SHARE
  OF OUTSTANDING COMMON STOCK      1.80        1.25         4.51         3.91

 CASH DIVIDENDS PAID PER SHARE     0.78        0.50         2.03         1.35

AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING                   626,092      622,914      624,792     621,020

The accompanying notes to financial statements are an integral part of these statements.
                                     - 4 -

                   WARWICK VALLEY TELEPHONE COMPANY
                         STATEMENT OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (Unaudited)

                                                    1997           1996
CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income                                    $ 2,835,202    $ 2,453,729
 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization                   1,736,195      1,613,654
 Deferred income tax and investment tax credit     (80,300)           (58)
 Interest charged to construction                  (37,270)       (16,449)

CHANGE IN ASSETS AND LIABILITIES:
 (Increase) Decrease in accounts receivable        267,879      1,153,788
 (Increase) Decrease in materials and supplies    (444,258)      (277,401)
 (Increase) Decrease in prepaid expenses          (416,700)      (312,262)
 (Increase) Decrease in deferred charges            47,643        (44,062)
 Increase (Decrease) in accounts payable          (399,013)    (1,058,135)
 Increase (Decrease) in customers' deposits         20,346         (8,868)
 Increase (Decrease) in accrued expenses            78,273       (229,424)
 Increase (Decrease) in other liabilities           73,489        121,558

Net Cash provided by operating activities        3,681,486      3,396,070

CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment      (1,667,143)     (2,286,029)
 Interest charged to construction                   37,270          16,449
 Change in unamortized debt issuance expense         9,501          10,385
 Change in other investment                       (489,090)       (278,258)

Net cash used in investing activities           (2,109,462)     (2,537,453)

CASH FLOW FROM FINANCING ACTIVITIES:
 Increase (Decrease) in notes payable            1,050,000         350,000
 Reduction of long term debt                             0        (342,500)
 Dividends                                      (1,270,341)       (858,257)
 Purchase of treasury stock                     (1,955,090)        (50,000)
 Sale of common stock                              508,776         158,428

Net Cash used by financing activities           (1,666,655)       (742,329)

Increase (Decrease) in cash and cash
 equivalents                                       (94,631)        116,288

Cash and cash equivalents at beginning of year     728,520         482,049

Cash and cash equivalents at end of the period  $  633,889      $  598,337




The accompanying notes to financial statements are an integral part of these statements.




                                    -5-












Item 1.  Financial Statements (Continued)

                      WARWICK VALLEY TELEPHONE COMPANY
                       NOTES TO FINANCIAL STATEMENTS


 1. In the opinion of the management of the Warwick Valley Telephone Company, the accompanying financialstatements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1997 and December 31, 1996, its income for the three-month and nine-month periods ended September 30, 1997 and 1996 and its cash flow for the nine-month periods ended September 30, 1997 and 1996.

     These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


 2. Non-operating income and expenses for the three-month and nine-month periods ended September 30, 1997 and 1996 were as follows:


                                     Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                      1997       1996      1997       1996

      Interest income              $    116   $    117   $    359   $    348
      Interest during construction   12,660      5,361     37,270     16,449
      G/L disposition certain
       property                     (15,856)    (3,825)     8,805     55,217
      Special charges                (1,895)    (2,022)   (15,575)   (24,673)
      Other non-operating income    174,616    176,400    480,107    483,900
      Equity in earnings of
       affiliated companies         140,553     23,979    279,783    (75,332)

                                   $310,194   $200,010   $790,749   $455,909
















                                     - 6 -















ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 - The Company's net income from all sources increased $381,473 (or 15.5%) to $2,835,202 for the nine-month period ended September 30, 1997, as compared to the same period in 1996. Operating revenues increased by $475,893 (or 4.2%) after provision for uncollectibles, to $11,922,645 for the nine-month period ended September 30, 1997 as compared to $11,446,752 for the corresponding period of 1996. The increase in operating revenues was caused mainly by increases in local network service revenues of $196,731 (or 7.4%) and network access and long distance revenue of $202,009 (or 2.5%) during the period, as compared to the same nine months of 1996.


 Operating expenses increased by $183,358 (or 2.6%) to $7,365,950 for the nine-month period ended September 30, 1997 as compared to the same period in 1996. Increased costs of salaries and benefits (approximately $175,000) and depreciation ($123,000) were offset by decreases in costs for returned and repaired items ($18,000), toll study ($25,000), and tariff filing ($12,000).

 Net non-operating income and expenses increased by $334,840 from $455,909 in the nine-month period ended September 30, 1996 to $790,749 in the same period of 1997. An improvement of $328,000 in net income of Hometown Online, Inc.(Online), the Company's subsidiary which provides personal computer users connectivity to the Internet, was the principal factor in the change. Online experienced a loss of $267,533 during the 1996 period but achieved a profit of $60,904 during the 1997 period. See Liquidity and Capital Resources below.


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 - The Company's net income from all sources increased $351,410 (or 44.9%) to $1,133,267 for the three-month period ended September 30, 1997, as compared to $781,857 for the same period in 1996. Operating revenues increased by $354,419 (or 9.4%) after provision for uncollectibles, to $4,114,506 for the three-month period ended September 30, 1997 as compared to $3,760,087 for the corresponding period of 1996. The increase in operating revenues was caused mainly by increases in access and toll revenues over the 1996 period.

 Operating expenses decreased by $57,102 (or 2.3%) to $2,391,465 for the three-month period ended September 30, 1997 as compared to the same period in 1996, primarily because of decreased costs for salaries and benefits ($49,000).

 Non-operating income and expenses increased by $110,184 or (55.0%) from 200,010 in the three-month period ended September 30, 1996 to $310,194 in the same period of 1997, largely as a result of the Online increase referred to above under Results of Operations - Nine Months Ended September 30, 1997.
 See Liquidity and Capital Resources below.


LIQUIDITY AND CAPITAL RESOURCES - The Company's working capital decreased to $1,729,287 at September 30, 1997 from $1,974,774 at September 30, 1996. An increase in notes payable and an offsetting increase in accounts receivable were the main factors contributing to this decrease.

 During September 1997, the Company purchased 30,984 shares of its common stock from three shareholders for the treasury. No additional purchases are planned at this time.

 The three-for-one stock split approved by the shareholders at the 1997 Annual Meeting has received all necessary regulatory approvals and will occur during November, 1997.







LIQUIDITY AND CAPITAL RESOURCES(Cont'd)

 The Company holds a 7.5% limited partnership interest in the cellular mobile telephone partnership which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. Since the inception of the partnership, the Company has made capital contributions of $249,750.

No further capital contributions are currently scheduled.

 A wholly-owned subsidiary of the Company, Warwick Valley Mobile Telephone Company (WVMT), resells cellular telephone service to the Company's subscribers as well as to others. WVMT also sells and installs cellular telephone sets. The Company has invested approximately $290,000 in WVMT since its operations began on April 1, 1989.

 A second wholly-owned subsidiary, Warwick Valley Long Distance Company,
Inc. (WVLD), began business in December 1993 in New Jersey and in May 1994 in New York. WVLD resells toll service to customers of Warwick Valley Telephone. WVLD achieved positive retained earnings prior to the end of 1994 and has been profitable since then, earning approximately $185,000 during the first nine months of 1997, compared to $180,000 for the corresponding 1996 period.

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

 Hometown Online, Inc. (Online), referred to above, was organized during 1995. Online is the corporate entity through which WVTC provides personal computer users connectivity to the Internet as well as local and regional information services. Service is offered within WVTC's service area as well as in nearby areas of New York, New Jersey and Pennsylvania. Online began service in July 1995. WVTC has invested approximately $1,300,000 in Online since its inception. Online has been profitable since mid 1997.

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












ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable


PART II - OTHER INFORMATION

ITEMS 1. (Legal Proceedings), 2 (Changes in Securities), 3 (Defaults Upon Senior Securities), 4 (Submission of Matters to a Vote of Security Holders), 5 (Other Information), and 6 (Exhibits and Reports on Form 8-K) are inapplicable.






























































                           SIGNATURES

Pursuant to the requirements of the Securitites Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WARWICK VALLEY TELEHONE COMPANY
                                                 Registrant


                                      /s/ FRED M. KNIPP
Date: November 10, 1997               Fred M. Knipp (President)
                                      (Duly authorized officer)



                                      /s/PHILIP S. DEMAREST
Date: November 10, 1997               Philip S. Demarest(Vice President)
                                        Secretary and Treasurer
                                      (Principal Financial and Chief
                                           Accounting Officer)