Form 10-K
period 1997-12-31
WARWICK VALLEY TELEPHONE CO
filed 1998-03-31
CIK 104777

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     -------

                                    FORM 10-K

           |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the transition period from ____to____

                           Commission File No. 0-11174

                        WARWICK VALLEY TELEPHONE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                              14-1160510
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  47-49 Main Street, Warwick, New York                               10990
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (914) 986-1101

Securities registered pursuant to Section 12(b) of the Act: None

                        Common Stock (Without Par Value)
                        --------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ____ NO _____

Aggregate market value of voting stock held by non-affiliates as of March 20, 1998 - (no organized market exists)

Common shares outstanding, March 20, 1998 - 1,800,816

                       DOCUMENTS INCORPORATED BY REFERENCE

            Name                                        Incorporated Into

Annual Report to Shareholders for the year
  ended December 31, 1998                                Parts II and IV

Proxy statement for the 1998 Annual Meeting
  of Shareholders                                            Part III

The Exhibit Index for this report is located on page 11.
The total number of pages contained in this report is 117.

================================================================================

Part 1.

Item 1. BUSINESS.

     Warwick Valley Telephone Company (the 'Company') was incorporated in New York on January 16, 1902 and is qualified to do business as a foreign corporation in New Jersey. The Company's executive offices are located at 47 Main Street, Warwick, New York 10990 (Tel. No. 914-986-8080).

     The Company is an independent telephone company with 15,568 access lines in New York State and 9,219 in New Jersey at December 31, 1997. It provides telephone service to customers in the contiguous towns of Warwick and Goshen, New York, and the townships of West Milford and Vernon, New Jersey. The Company operates exchanges in Warwick (10,737 access lines), Florida (3,331 access lines) and Pine Island (1,500 access lines), New York and Vernon (6,490 access lines) and Upper Greenwood Lake (2,729 access lines), New Jersey. The Company's service area is primarily rural and has an estimated population of 50,000.

     In 1997, 23,429,091 toll calls were made on the Company's system, representing an increase of 5.1% from 22,297,227 in 1996. Business customers represent 21.4% of total access lines, and no single customer's annual billings represent a significant portion of the Company's gross revenues.

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

     The Company holds a 7.5% limited partnership interest in a cellular mobile telephone partnership which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. The general partner is New York Cellular Geographic Service Area, Inc. (an affiliate of Bell Atlantic Mobile), and the other limited partners are Frontier Telephone Company and Taconic Telephone Corporation. Since the inception of the partnership, the Company has made capital contributions of $249,750; no further capital contributions are expected to be required in 1998. The partnership began offering cellular service in both counties in February 1988. The partnership's pre-tax income for the year ended December 31, 1997 was $8,637,000, and the Company's share of that pre-tax income was $647,775.

     The Company has four wholly-owned subsidiaries. Warwick Valley Mobile Telephone Company, Inc. ('WVMT') resells cellular telephone service to the Company's subscribers as well as to others. WVMT also sells and installs cellular telephone sets. For the year ended December 31, 1997, WVMT had a pre-tax profit of $63,296. Warwick Valley Long Distance Company, Inc. ('WVLD') resells toll telephone service to the Company's subscribers. WVLD commenced operation in New Jersey in December, 1993 and in New York in May, 1994. WVLD had a pre-tax profit in 1997 of $373,679. Warwick Valley Networks, Inc. ('WVN') was established during 1994 and is a partner in the New York State Independent Network ('NYSINET'), which was created by the independent telephone companies of New York to build and operate a data connections network. NYSINET makes it unnecessary for its member companies to rely on outside companies for these services and may also offer services to companies who are not members, creating a potential source of additional revenue. The NYSINET network was in operation during 1997 although not all members have become part of the system to date. NYSINET had a net loss of $306,000 during 1997, of which Warwick Valley Networks' share was $12,590.

Hometown Online, Inc. ('Online') was established during 1995. It is the entity through which WVTC offers connectivity to the Internet as well as local and regional information services to personal computer users. Service is offered within WVTC's service area as well as in nearby areas in New York, New Jersey and Pennsylvania. Online, which began business in July, 1995, had a pre-tax profit of $389,009 in 1997.

     The Company has recently filed an application to have its Common Stock listed on the NASDAQ National Stock Market. The application is pending currently. Approval and listing are anticipated during the second quarter of 1998.

     The Company expects to incur costs during 1998 and 1999 to address the impact of the so-called Year 2000 problem on its information systems. The Year 2000 problem, which affects most corporations to varying degrees, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. This inability results largely from the use in earlier software of two, rather than four digits to identify years. The Company has completed an assessment of its systems and has developed a specific work plan to address this issue. The Company currently believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations.

     In addition, the Company has communicated with others, such as switching manufacturers, software vendors, credit card processors and security system companies, with whom it does significant business, to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

COMPETITION

     Residential customers can purchase telephone sets (including cellular sets) and equipment compatible and operational with the Company's telephone and cellular systems at other retail outlets inside and outside the Company's territory and not affiliated with the Company. Such outlets include other telephone company telephone stores, department stores, discount stores and mail-order services. Businesses in the Company's service area are also allowed to purchase equipment compatible and operational with the Company's system from other telephone and 'interconnect' companies. The Company's territory is surrounded by the territories of Bell Atlantic, Citizens Utilities, Sprint-United Telephone and Frontier Telephone, all of which offer residential and business telephone equipment. There are also several interconnect companies located within a 30-mile radius of Warwick, New York. WVMT competes against Bell Atlantic Mobile Communication Retail Company, Orange County Cellular Telephone Corporation and others offering either cellular service or the sale and installation of cellular equipment.

     The Telecommunications Act of 1996 (the 'Act')creates a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. Because the states are responsible for implementing many of the Act's provisions, the impact on WVTC will be dependent primarily on proceedings currently underway in New York and New Jersey. The markets affected first have been the regional toll areas in both states. Regional toll competition was implemented in New York on January 1,

1997 and in New Jersey in May 1997. The competition in these areas has had the effect of reducing Warwick's revenues. The extent of such reductions has been relatively small. The Company anticipates that local competition, as permitted by the Act, will occur first in major cities. It is impossible, at this time, to determine the extent, or the timing, of the advent of competition in the Company's service area, which is defined as rural under provisions of the Act. There are special provisions in the Act governing competition in rural areas but it is the responsibility of the States to implement them. To prepare for competition, which is expected to arise eventually, the Company has taken steps such as establishing subsidiaries described above, reengineering its processes, establishing a local business office in New Jersey and planning for cooperation with providers of personal communications services.

     The cellular partnership referred to above is in competition with two non-wire-line licensees, one of which is currently operating a cellular system in Dutchess County, New York, and the other in Orange County, New York.

     The Company currently provides access to the national and international calling markets as well as a significant portion of the intrastate calling markets through all interested inter-exchange carriers, including WVLD. Equal access ('one-plus') service to all toll carriers has been available to the Company's customers since August 1, 1991. Access to the remainder of the intrastate calling markets is provided through Bell Atlantic. WVLD, as an inter-exchange carrier, competes against all such other carriers, providing full toll services to its customers at discounted rates.

     Online has numerous competitors whose services are available to customers throughout our marketing area. The Company competes both on the basis of service and price. Despite the presence of many competitors, it is experiencing rapid growth. Whether growth and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the level of demand for services.

     Should NYSINET offer services to non-members, WVN will indirectly be competing against Bell Atlantic and others.

STATE AND FEDERAL REGULATION

     The Company's New York telephone service operations are subject to the jurisdiction of the New York State Public Service Commission (the 'NYSPSC'); its New Jersey telephone service operations, to the jurisdiction of the New Jersey Board of Public Utilities (the 'NJBPU'). These two bodies have regulatory authority over the Company with respect to rates, facilities, services, reports, issuance of securities and other matters. Interstate toll and access services are subject to the jurisdiction of the FCC.

     The Company, like many other telephone companies of its size, depends heavily for its revenues on inter- and intrastate toll usage, receiving approximately 62.8% of its revenues from these sources.

     With regard to interstate toll calls, the Company receives reimbursement from toll carriers in the form of charges for providing toll carriers access to and from the Company's local network.

     Pursuant to FCC requirements, the Company was obligated to make contributions to a long-term support fund of the National Exchange Carrier Association. During 1997, the Company paid approximately $68,000 to that fund. Beginning January 1, 1998, a new funding mechanism has begun, whereby all carriers contribute to a Universal Service Fund established by the FCC to cover high cost areas, low income customers, schools, libraries and rural health care providers. The Company's obligation to this fund is approximately $46,000 in the first six months of 1998. Updated information will result in a recalculation of required contributions for the remainder of 1998. Management does not currently expect that the amount contributed by the Company will change significantly.

     Also as of January 1, 1998, the Company began receiving substantial funds from the Universal Service Fund. As a result of the FCC order establishing the Fund, all local exchange carriers were required to reduce access charges billed to toll carriers. To offset this revenue reduction, the high cost portion of the Universal Service Fund provides payments monthly to carriers satisfying the characteristics set forth in the order. At the current level of support, the Company will receive approximately $2.3 million during 1998.

     The Company also receives access charges from toll carriers for all intrastate toll usage. The Company is obligated to make contributions to the New York State Access Settlement Pool (the 'NYSASP') but does not pool its toll or access revenues therein. The NYSASP began operations on October 1, 1992 and supports the operations of certain telephone companies other than the Company. The Company is obligated to contribute approximately $285,000 to the NYSASP on an annual basis. A current proceeding before the NYSPSC will determine the future of the NYSASP and the Company's obligation to make further contributions.

     In the Company's two New Jersey exchanges, intrastate toll revenues are retained by 33 toll carriers of which the Company is one. The associated access charges are retained by the Company. Revenues resulting from traffic between the Company and Bell Atlantic and United Telephone are adjusted by charges payable to each company for terminating traffic.

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

EMPLOYEES

     The Company has 109 full-time and part-time employees, including 87 non-management employees. Sixty (60) of the non-management employees (primarily the office staff and operators) are represented by the Warwick Valley Telephone Company Employees' Association ('WVTEA'). The current three-year agreement between the Company and WVTEA expires November 5, 1998.

     Twenty-seven (27) non-management employees (primarily plant employees) are represented by Local 503 of the International Brotherhood of Electrical Workers
(IBEW). A new five-year contract between the Company and Local 503 effective May 1, 1998 has been agreed to and signed. The agreement provides increases in wages, benefits and for certain changes in working conditions.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                  Age     Position and Period Served

Fred M. Knipp         67      President since 1988

Philip S. Demarest    61      Vice President since 1989;
                              Secretary since 1972; Treasurer since 1989

Herbert Gareiss, Jr.  52      Vice President since 1989;
                              Assistant Treasurer 1989-1997;
                              Assistant Secretary 1980-1997

Barbara Barber        55      Assistant Secretary since 1997

Robert A. Sieczek     54      Assistant Treasurer since 1997

     There are no arrangements between any officer and any other person pursuant to which he was selected an officer.

Item 2. PROPERTIES.

     The Company owns an approximately 22,000 square-foot building in Warwick, New York, which houses its general offices, operators, data processing equipment and the central office switch for the Warwick exchange. In addition, the Company owns several smaller buildings which serve as workshops, storage space or garages or which house switching equipment at the Company's other exchanges. Of the Company's investment in telephone plant in service, central office equipment represents approximately 44.6%; connecting lines and related equipment, 37.2%; telephone instruments and related equipment, 3.3%; land and buildings, 6.0%; and other telephone plant, 8.9%. A substantial portion of the Company's properties is subject to the lien of the Company's Indenture or Mortgage.

Item 3.  LEGAL PROCEEDINGS

     Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

Part II.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.  (1)

Item 6.  SELECTED FINANCIAL DATA. (1)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (1)

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. (1)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable

Part III.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. (2)

Item 11.  EXECUTIVE COMPENSATION. (2)

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.(2)

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (2)

1 The material called for by Items 5, 6, 7, and 8 is included on the Company's Annual Report to its Shareholders for the year ended December 31, 1997, the relevant pages of which are incorporated by reference herein.

2 With the exception of the identification of executive officers as listed on page 4, the material called for by Items 10-13 is included in the Company's definitive proxy statement, incorporated by reference herein, for its 1998 Annual Meeting of Shareholders, to be filed pursuant to
      Section 14(a) of the Securities Exchange Act of 1934.

Part IV.

Item 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

1. Financial Statements: The following financial statements of the Company, included in the Annual Report of the Company to its Shareholders for the year ended December 31, 1997, are incorporated herein by reference:

                                                                 Reference Pages
                                                                   Annual Report
                                                                    On Form 10-K

Consolidated Statement of Income - Years
Ended December 31, 1997, 1996 and 1995                                    105

Consolidated Balance Sheet - December 31,
1997 and 1996                                                             104

Consolidated Statement of Stockholders'
Equity - Years Ended December 31, 1997,
1996 and 1995                                                             106

Consolidated Statement of Cash Flows - Years
Ended December 31, 1997, 1996 and 1995                                    107

Notes to Consolidated Financial Statements                            108 - 113

2. Financial Statement Schedules:

Report of Independent Certified
 Public Accountants on Financial
 Statement Schedules                                                       114

Schedules:

VIII. Valuation and Qualifying Accounts                                    10

3.  Exhibits:

   Exhibit No.    Description of Exhibit                Reference

      3(a)        Articles of Incorporation,      Filed herewith
                  as amended

      3(b)        By-Laws                         Filed herewith

      4(a)        Form of Common Stock            Filed herewith
                  Certificate, as amended

      4(c)        Indenture of Mortgage, dated    Incorporated by reference to
                  November 1, 1952, and all       Exhibit 4(d) to the Company's
                  indentures supplemental         Registration Statement on
                  thereto, except the Eighth      Form 10 (File No. 0-11174),
                  Supplemental Indenture          dated April 29, 1983

      4(d)        Eighth Supplemental             Incorporated by reference to
                  Indenture, dated as of          Exhibit 4(d) to the Company's
                  May 1, 1990, to the             Annual Report on Form 10-K
                  Indenture of Mortgage,          for 1995
                  dated November 1, 1952,
                  including form of 9.05%
                  First Mortgage Bond,
                  Series I, Due May 1, 2000

      4(e)        Ninth Supplemental              Filed herewith
                  Indenture, dated as of
                  October 1, 1993, to the
                  Indenture of Mortgage,
                  dated November 1, 1952,
                  including form of 7.05%
                  First Mortgage Bond,
                  Series J, Due October
                  1, 2003

      13          Annual Report to Share-         Filed herewith
                  holders for the year ended
                  December 31, 1996, together
                  with separate manually
                  executed Independent
                  Auditor's Report.

      23          Consent of Independent          Filed herewith
                  Auditor

     (b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WARWICK VALLEY TELEPHONE COMPANY

Dated: March ____, 1998                   By: /s/ FRED M. KNIPP
                                              ----------------------------
                                              Fred M. Knipp
                                              President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the ____ day of March, 1998.

            Signature                                    Title

        /s/ FRED M. KNIPP
---------------------------------------         President and Director
            Fred M. Knipp                       (Principal Executive Officer)

        /s/ PHILIP S. DEMAREST
---------------------------------------         Vice President, Treasurer,
            Philip S. Demarest                  Secretary and Director
                                                (Principal Financial
                                                and Accounting Officer)
        /s/ EARL V. BARRY
---------------------------------------         Director
            Earl V. Barry

        /s/ WISNER H. BUCKBEE
---------------------------------------         Director
            Wisner H. Buckbee

        /s/ HOWARD CONKLIN, JR.
---------------------------------------         Director
            Howard Conklin, Jr.

        /s/ JOSEPH E. DELUCA
---------------------------------------         Director
            Joseph E. DeLuca

        /s/ CORINNA S. LEWIS
---------------------------------------         Director
            Corinna S. Lewis

        /s/ VICTOR J. MAROTTA
---------------------------------------         Director
            Victor J. Marotta

        /s/ HENRY L. NIELSEN, JR.
---------------------------------------         Director
            Henry L. Nielsen, Jr.

                        WARWICK VALLEY TELEPHONE COMPANY

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1997, 1996 and 1995

  Col. A            Col. B            Col. C           Col. D         Col. E

                                    Additions

                  Balance at   Charged to Charged to                Balance at
                  Beginning     Costs and   Other                        End
Description       of Period     Expenses   Accounts   Deductions     of Period

                                (Note a)   (Note b)    (Note c)

Allowance for
 uncollectibles:

Year 1997         $65,154       $46,289   $53,124      $99,412       $65,155

Year 1996         $65,154       $35,085   $15,695      $50,780       $65,154

Year 1995         $65,155       $59,956   $18,509      $79,466       $65,154



(a)  Provision for uncollectibles as stated in statements of income.

(b) Amounts previously written off which were credited directly to this account when recovered.

(c)  Amounts written off as uncollectible.

                                  EXHIBIT INDEX

Exhibit No.         Description of Exhibit                           Page

   3 (a)            Articles of Incorporation, as amended             12

   3 (b)            By-Laws                                           82

   4 (a)            Form of Common Stock Certificate,
                    as amended                                        91

   4 (c)            Indenture of Mortgage, dated November 1,
                    1952, and all indentures supplemental
                    thereto, except the Eighth Supplemental
                    Indenture

   4 (d) Eighth Supplemental Indenture, dated as of May 1, 1990, to the Indenture of Mortgage, dated November 1, 1952, including form of 9.05% First Mortgage Bond, Series I,
                    Due May 1, 2000

   4 (e)            Ninth Supplemental Indenture, dated as of
                    October 1, 1993, to the Indenture of Mortgage,
                    dated November 1, 1952, including form of
                    7.05% First Mortgage Bond, Series J, Due
                    October 1, 2003.                                  92

  13                Annual Report to Shareholders for the year
                    ended December 31, 1997                           99

  23                Consent of Independent Auditor

  27                Financial Data Schedule

Exhibit 4(c) is incorporated by reference to Exhibit 4(c) to the Company's Registration Statement on Form 10 (File No. 0-11174), dated April 29, 1983.
Exhibit 4(d) is incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Exhibit 10 is incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.