Form 10-Q
period 1998-03-31
WARWICK VALLEY TELEPHONE CO
filed 1998-05-15
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549



                                   FORM 10-Q


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

          For the quarterly period ended       March  31, 1998

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

     1,800,816 common shares, no par value, outstanding at March 31, 1998.



















                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         WARWICK VALLEY TELEPHONE COMPANY

                                  BALANCE SHEET

                                             March 31,        December 31,
                                               1998              1997
                                            (Unaudited)        (Audited)

CURRENT ASSETS:
  Cash                                    $    424,880      $    482,534
  Telecommunications accounts receivable,    2,407,743         3,544,562
   less accounts receivable allowance
    1998-$66,549; 1997-$65,155;
  Other accounts receivable                    494,251           420,798
  Materials and supplies                     1,246,289         1,133,637
  Prepaid expenses                             456,549           338,417

TOTAL CURRENT ASSETS                         5,029,712         5,919,948



NON-CURRENT ASSETS
  Unamortized debt issuance expense             45,543            48,710
  Other deferred charges                       165,565           217,575
  Investment in non-affiliated company       1,850,874         1,664,582

TOTAL NON-CURRENT ASSETS                     2,061,982         1,930,867


TELEPHONE PLANT, AT COST:
  Land, buildings and equipment
    In service                              37,974,527        37,374,440
    Under construction                       1,201,853           824,595

                                            39,176,380        38,199,035
       Less:  Accumulated depreciation      15,290,981        14,661,854



TOTAL PLANT                                 23,885,399        23,537,181

     TOTAL ASSETS                         $ 30,977,093      $ 31,387,996


The accompanying notes to financial statements are an integral part of these statements.



                                    -2-



Item 1.  Financial Statements (Continued)


                       WARWICK VALLEY TELEPHONE COMPANY

                                  BALANCE SHEET

                                             March 31,        December 31,
STOCKHOLDERS' EQUITY AND LIABILITIES           1998              1997
                                            (Unaudited)        (Audited)
CURRENT LIABILITIES:
 Accounts payable                            1,125,923         1,751,739
 Notes payable                                 800,000         1,600,000
 Advance billing and payments                   63,584           163,882
 Customer deposits                             169,328           168,465
 Accrued taxes                                 563,680           126,864
 Other accrued liabilities                     733,280           691,832

TOTAL CURRENT LIABILITIES                    3,455,795         4,502,782

LONG TERM DEBT:
 Funded debt                                 7,000,000         7,000,000

TOTAL LONG TERM DEBT                         7,000,000         7,000,000


OTHER LIABILITIES & DEFERRED CREDITS:
 Unamortized operating investment
  tax credit - net                             188,677           201,427
 Net non-current deferred operating income   2,380,701         2,301,418
  tax
 Other deferred credits                        104,908           179,230

TOTAL OTHER LIABILITIES & DEFERRED CREDITS   2,674,286         2,682,075


STOCKHOLDERS' EQUITY
 Preferred stock - 5% cumulative,
  $100 par value;
  7,500 shares authorized
  5,000 shares issued and outstanding          500,000           500,000
 Common stock, without par value;
  2,160,000 shares authorized;
  Issued and outstanding: 1,974,168 shares
   at 3/31/98 and 1,974,168 shares at
   12/31/97                                  2,948,438         2,948,438
 Retained earnings                          17,178,864        16,534,991

                                            20,627,302        19,983,429

Less:  Treasury stock, at cost,
 173,352 shares at 3/31/98 and 173,352
 shares at 12/31/97                          2,780,290         2,780,290

TOTAL STOCKHOLDERS' EQUITY                  17,847,012        17,203,139


TOTAL LIABILITIES                         $ 30,977,093      $ 31,387,996

The accompanying notes to financial statements are an integral part of these statements.

                                      -3-




                   WARWICK VALLEY TELEPHONE COMPANY
                          STATEMENT OF INCOME

                             (UNAUDITED)

                                                  Three Months Ended
                                                      March 31,
                                              1998                  1997

Operating Revenues:
 Local network service                  $  1,020,366          $    962,125
 Network access and long distance
  network service                          2,768,177             2,692,570
 Miscellaneous                               344,100               318,288
                                           4,132,643             3,972,983
 Less:  Provisions for uncollectibles         10,000                 8,700

Operating revenues                         4,122,643             3,964,283

Operating Expenses:
 Plant specific                              526,271               535,836
 Plant non-specific                          753,890               711,637
 Customer operating expense                  816,960               779,555
 Corporate operations                        396,907               417,954

Operating expenses                         2,494,028             2,444,982

Operating Taxes:
 Federal income taxes                        482,899               371,053
 Other operating taxes                       220,428               325,781

Operating taxes                              703,327               696,834

Income from Operations                       925,288               822,467

Non-Operating Income & Expenses,
 Net (Note 2)                                354,359               175,361

Income before fixed charges                1,279,647               997,828

Interest & Related Items:
 Interest on funded debt                     138,375               138,375
 Other Interest Deductions                    19,770                10,176
 Amortization of debt issuance expense         3,167                 3,167

Total interest & related items               161,312               151,718

Net income all sources                     1,118,335               846,110

PREFERRED DIVIDENDS                            6,250                 6,250

INCOME APPLICABLE TO COMMON STOCK       $  1,112,085        $      839,860

NET INCOME PER AVERAGE SHARE OF
 OUTSTANDING COMMON STOCK               $       0.62        $         0.44

CASH DIVIDENDS PAID PER SHARE           $       0.26        $         0.20

AVERAGE SHARES OF COMMON STOCK
 OUTSTANDING                               1,800,816             1,865,313

The accompanying note to financial statements are an integral part of these statements.
                                    -4-




                           STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

                                                   1998                1997
CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income                                    $1,118,335          $  846,110
 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization                    612,198             581,483
 Deferred income tax and investment tax credit     (7,789)            (25,332)
 Interest charged to construction                 (12,818)            (13,203)

CHANGE IN ASSETS AND LIABILITIES:
 (Increase) Decrease in accounts receivable     1,063,366             512,255
 (Increase) Decrease in materials and supplies   (112,652)           (303,301)
 (Increase) Decrease in prepaid expenses         (118,132)           (344,625)
 (Increase) Decrease in deferred charges           52,010              13,691
 Increase (Decrease) in accounts payable         (625,816)            140,533
 Increase (Decrease) in customers' deposits           863               7,068
 Increase (Decrease) in accrued expenses          336,519              15,236
 Increase (Decrease) in other liabilities          41,448              90,775

Net Cash provided by operating activities       2,347,532           1,520,690

CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment       (960,417)           (637,443)
 Interest charged to construction                  12,818              13,203
 Change in unamortized debt issuance expense        3,167               3,167
 Change in other investment                      (186,292)           (138,421)

Net Cash used in investing activities          (1,130,724)           (759,494)

CASH FLOW FROM FINANCING ACTIVITIES:
 Increase (Decrease) in notes payable            (800,000)           (250,000)
 Dividends                                       (474,462)           (379,313)

Net Cash used by financing activities          (1,274,462)           (629,313)

Increase (Decrease) in cash and cash
 equivalents                                      (57,654)            131,883

Cash and cash equivalents at beginning of year    482,534             728,520

Cash and cash equivalents at end of the period $  424,880         $   860,403


The accompanying notes to financial statements are an integral part of these statements.

                      WARWICK VALLEY TELEPHONE COMPANY
                       NOTES TO FINANCIAL STATEMENTS


 1. In the opinion of the management of the Warwick Valley Telephone Company, the accompanying financial statements contain all adjustments
     (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1998 and December 31, 1997, its income for the three-month periods ended March 31, 1998 and 1997 and its cash flow for the three-month periods ended March 31, 1998 and 1997.

     These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


 2. Non-operating income and expenses for the three-month periods ended March 31, 1998 and 1997 were as follows:



                                                Three Months Ended
                                                      March 31,
                                                  1998       1997

           Interest income                      $    328     $    131
           Interest during construction           12,818       13,203
           G/L disposition certain property       14,199       15,711
           Special charges                        (2,290)     (12,088)
           Other non-operating income            185,861      132,486
           Equity in earnings of affiliated
            company                              143,443       25,918

                                                $354,359     $175,361

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Three Months Ended March 31, 1998 - The Company's net income from all sources increased $272,225 (or 32.173%) to $1,118,335 for the three-month period ended March 31, 1998, as compared the same period in 1997. Operating revenues increased by $158,359
     (or 3.99%) after provision for uncollectibles, to $4,122,643 for the three-month period ended March 31, 1998 as compared to $3,964,283 for the corresponding period of 1997. The change in operating revenues was primarily the result of increases of $58,241 (or 6.1%)in local network service, $75,608 (or 2.8%) in toll and $25,812 (or 8.1%) in miscellaneous revenues.

     Operating expenses increased by $49,046 (or 2.0%) to $2,494,028 for the three-month period ended March 31, 1998 as compared to the same period in 1997. Increased depreciation ($37,724), payroll and benefits ($35,208), and compute operating costs ($10,256), were offset by reductions in legal fees ($23,448) and postage ($12,427).

     Non-operating income and expenses increased by $178,998 from $175,361 in the three-month period ended March 31, 1997 to $354,359 in the same period of 1998 largely as a result of improved earnings in the Company's Cellular, Long Distance and Online subsidiaries. (See Liquidity and Capital Resources).


LIQUIDITY AND CAPITAL RESOURCES - The Company's working capital decreased to
     $1,573,921 at March 31, 1998 from $2,317,876 at March 31, 1997.
     Decreases in cash and material and supplies, which were offset by a reduction in accounts payable, were the major contributing factors in this decrease.

     The Company issued 16,715 shares of its common stock on April 1, 1998 to employees participating in its retirement savings plans at a price of
      $23.30 per share, realizing $389,459.50. The sale price was discounted 15% from the price at which the stock was valued by an independent appraisal firm just prior to the transaction. Additional sales to employees are anticipated in 1999 and subsequent years.

     The Company holds a 7.5% limited partnership interest in the cellular mobile telephone partnership which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. Since the inception of the partnership, the Company has made capital contributions of $249,750. No further capital contributions are currently scheduled. A wholly-owned subsidiary of the Company, Warwick Valley Mobile Telephone Company (WVMT), resells cellular telephone service to the Company's subscribers as well as to others. WVMT also sells and installs cellular telephone sets. The Company has invested approximately $269,000 in WVMT since its operations began on April 1, 1989.

     A second wholly-owned subsidiary, Warwick Valley Long Distance Company, Inc. (WVLD), began business in December 1993 in New Jersey and in May 1994 in New York. WVLD resells toll service to customers of Warwick Valley Telephone. WVLD achieved positive retained earnings prior to the end of 1994 and has been profitable since then, earning approximately $101,000 during the first three months of 1998, compared to $70,000 for the corresponding 1997 period.

     An additional wholly-owned subsidiary, Warwick Valley Networks, Inc.
     (WVN), was established during 1994. WVN is a partner in the New York State Independent Network (NYSINET), which was created by the independent telephone companies of New York to build and operate its own data connections network. NYSINET will make it unnecessary for its member companies to rely on outside companies for these services and may also offer services to companies who are not members, creating a potential source of additional revenue. The NYSINET network was in operation during 1997 although not all members have been added to the network. WVN invested approximately $40,000 in NYSINET to date. Moderate additional investment requirements are anticipated during 1998.

     Another wholly-owned subsidiary, Hometown Online, Inc. (ONLINE) was organized during 1995. ONLINE is the corporate entity through which WVTC provides personal computer users connectivity to the Internet as well as local and regional information services. Service is offered within WVTC's service area as well as in nearby areas of New York, New Jersey and Pennsylvania. ONLINE began service in July 1995. WVTC has invested approximately $1,520,000 in ONLINE since its inception, of which $210,000 was invested in the first quarter of 1998. ONLINE reached positive cash flow and achieved positive net earnings during 1997.

     The Telecommunications Act of 1996 (the Act), creates a nationwide structure in which competition is allowed and encouraged between local exchange carriers and other entities. Because the states are responsible for implementing many of the Act's provisions, the impact on WVTC will be dependent primarily on proceedings currently underway in New York and New Jersey. The markets affected first have been the regional toll areas in both states where competitive service has begun in 1997. The competition in these areas is expected to have the effect of reducing Warwick's revenues. The extent of such reductions cannot yet be determined, but is expected to be small in New York, where carrier access previously was the main revenue source. The effects of competition has been felt in a form of a modest reduction in market share retained by the Company and may be in the future by the level of its toll rates required in order to remain competitive. The Company anticipates that local competition, as permitted by the Act, will occur first in major cities. It is impossible, at this time, to determine the extent, or the timing, of the advent of competition in the Company's service area, which is defined as rural under provisions of the Act.


ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Not applicable

                          PART II - OTHER INFORMATION

Items 1.  (Legal Proceedings), 2 (Changes in Securities), and 3 (Defaults Upon
       Senior Securities) are inapplicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - At the Company's 1998 Annual Meeting of Common Shareholders held on April 24, 1998, Wisner H. Buckbee, Joseph E. DeLuca and Fred M. Knipp were elected as directors for three-year terms. The terms of Earl V. Barry, Howard Conklin, Jr., Victor J. Marotta, Philip S. Demarest, Henry L. Nielsen, Jr., and Corinna S. Lewis continued after the meeting.

     Matters voted on at the meeting and the results of each vote are as follows:


                                         For      Against   Abstain

1.  Set the number of directors    1,250,418          600       840
     at nine until the next
     annual meeting

                                          For   Against     Abstain
2.  Election of directors -
     Wisner H. Buckbee             1,236,488       200      15,170
     Joseph E. DeLuca              1,178,565    58,123      15,170
     Fred M. Knipp                 1,236,488       200      15,170




                                          For   Against     Abstain

3.  Ratify the appointment of       1,251,173       325         360
     Bush and Germain as the
     independent public account-
     ants of the Company

ITEM 5.  OTHER INFORMATION

     a) Election of Officers

     At its reorganizational meeting on April 24, 1998, the Board of Directors elected the following persons to the positions set forth opposite their names:

     Howard Conklin, Jr.      -    Chairman of the Board
     Henry L. Nielsen, Jr.    -    Vice Chairman of the Board
     Fred M. Knipp            -    President
     Philip S. Demarest       -    Vice President
     Herbert Gareiss, Jr.     -    Vice President
     Barbara Barber           -    Secretary
     Robert A. Sieczek        -    Treasurer
     Bonnie A. Jackowitz      -    Assistant Secretary
     Colleen M. Shannon       -    Assistant Secretary
     Dorinda M. Masker        -    Assistant Treasurer

     b) Beginning Trading on NASDAQ

     The Company's common stock began trading on NASDAQ National Market on April 28, 1998. Trading symbol WWVY.

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


                             Warwick Valley Telephone Company
                                         Registrant



Date   5/15/98              (signed) Herbert Gareiss, Jr.
                            Herbert Gareiss, Jr., Vice President
                                (Duly Authorized Officer)



Date   5/15/98              (signed) Philip S. Demarest
                            Philip S. Demarest, Vice President
                             (Principal Financial and Chief
                                  Accounting Officer)