Form 10-Q
period 1998-06-30
WARWICK VALLEY TELEPHONE CO
filed 1998-08-14
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C. 20549



                           FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1998

                               OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934


For the transition period from            To

     Commission file number 0-11174


                WARWICK VALLEY TELEPHONE COMPANY
     (Exact name of registrant as specified in its charter)

            New York                                       14-1160510
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

          47 Main Street, Warwick, New York                      10990
        (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (914) 986-8080



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

     1,990,581 common shares, no par value, outstanding at June 30, 1998.




















                              PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       WARWICK VALLEY TELEPHONE COMPANY

                                  BALANCE SHEET



                                              June 30,        December 31,
                                               1998              1997
                                            (Unaudited)        (Audited)

CURRENT ASSETS:
  Cash                                    $    668,855      $    482,534
  Telecommunications accounts receivable,
   less accounts receivable allowance        2,386,137         3,544,562
   1998-$64,936; 1997-$65,155;
  Other accounts receivable                    565,163           420,798
  Materials and supplies                     1,770,044         1,133,637
  Prepaid expenses                             546,736           338,417

TOTAL CURRENT ASSETS                         5,936,935         5,919,948


NON-CURRENT ASSETS
  Unamortized debt issuance expense             42,376            48,710
  Other deferred charges                       157,456           217,575
  Investment in non-affiliated company       2,074,504         1,664,582

TOTAL NON-CURRENT ASSETS                     2,274,336         1,930,867


TELEPHONE PLANT, AT COST:
  Land, buildings and equipment
    in service                              38,504,237        37,374,440
  Under construction                         1,133,619           824,595

                                            39,637,856        38,199,035
   Less:  Accumulated depreciation          15,950,191        14,661,854

TOTAL PLANT                                 23,687,665        23,537,181


  TOTAL ASSETS                            $ 31,898,936      $ 31,387,996


The accompanying notes to financial statements are an integral part of these statements.

Item 1.  Financial Statements (Continued)


                         WARWICK VALLEY TELEPHONE COMPANY

                                   BALANCE SHEET

                                              June 30,        December 31,
STOCKHOLDERS' EQUITY AND LIABILITIES            1998              1997
                                            (Unaudited)         (Audited)
CURRENT LIABILITIES:
  Accounts payable                           1,123,973         1,751,739
  Notes payable                              1,400,000         1,600,000
  Advance billing and payments                 310,407           163,882
  Customer deposits                            171,160           168,465
  Accrued taxes                                 57,711           126,864
  Other accrued liabilities                    622,780           691,832

TOTAL CURRENT LIABILITIES                    3,686,031         4,502,782

LONG TERM DEBT:
  Funded debt                                7,000,000         7,000,000

TOTAL LONG TERM DEBT                         7,000,000         7,000,000


OTHER LIABILITIES & DEFERRED CREDITS:
  Unamortized operating investment
   tax credit - net                            175,927           201,427
  Net non-current deferred operating income
   tax                                       2,385,679         2,301,418
  Other deferred credits                       104,943           179,230

TOTAL OTHER LIABILITIES & DEFERRED CREDITS   2,666,549         2,682,075


STOCKHOLDERS' EQUITY
  Preferred stock - 5% cumulative, $100 par value;
    7,500 shares authorized
    5,000 shares issued and outstanding        500,000           500,000
  Common stock, without par value;
    2,160,000 shares authorized;
    Issued and outstanding:  1,990,581 shares
    at 6/30/98 and 1,974,168 shares at
    12/31/97                                 3,330,864         2,948,438
  Retained earnings                         17,495,782        16,534,991

                                            21,326,646        19,983,429

  Less:  Treasury stock, at cost,
    173,352 shares at 6/30/98 and
    173,352 shares at 12/31/97               2,780,290         2,780,290

TOTAL STOCKHOLDERS' EQUITY                  18,546,356        17,203,139


TOTAL LIABILITIES                         $ 31,898,936      $ 31,387,996


The accompanying notes to financial statements are an integral part of these statements.

Item 1. Financial Statements (Continued)

                           WARWICK VALLEY TELEPHONE COMPANY
                                 STATEMENTS OF INCOME
             FOR THE THREE AND SIX MONTHS ENDED June 30, 1998 AND 1997
                                    (Unaudited)

                               Three Months Ended         Six Months Ended
                                     June 30,                 June 30,

                                1998          1997        1998         1997
Operating revenues:
  Local network service      $  984,786   $  915,203   $2,005,152   $1,877,328
  Network access and long
   distance network service   2,764,151    2,669,238    5,532,328    5,361,808
  Miscellaneous                 277,109      268,115      621,209      586,403
                              4,026,046    3,852,556    8,158,689    7,825,539
  Less: Provisions for
   uncollectibles                10,000        8,700       20,000       17,400

   Operating revenues         4,016,046    3,843,856    8,138,689    7,808,139

Operating expenses:
  Plant specific                641,944      553,643    1,168,215    1,089,479
  Plant non-specific            777,281      724,919    1,531,171    1,436,556
  Customer operations           856,068      822,821    1,673,028    1,602,376
  Corporate operations          540,113      428,120      937,020      846,074

   Operating expenses         2,815,406    2,529,503    5,309,434    4,974,485

Operating taxes:
  Federal income taxes          284,323      331,038      767,222      702,091
  Operating other taxes         385,400      280,579      605,828      606,360

   Operating taxes              669,723      611,617    1,373,050    1,308,451

   Income from operations       530,917      702,736    1,456,205    1,525,203

Non-operating income &
 expenses - net (Note 2)        460,591      305,194      814,950      480,555

   Income before fixed charges  991,508    1,007,930    2,271,155    2,005,758

Interest & related items:
  Interest on funded debt       138,375      138,375      276,750      276,750
  Other interest deductions      17,891       10,564       37,660       20,739
  Amortization of debt
   issuance expense               3,166        3,166        6,334        6,334

 Total interest & related items 159,432      152,105      320,744      303,823

 Net income all sources         832,076      855,825    1,950,411    1,701,935

PREFERRED DIVIDENDS               6,250        6,250       12,500       12,500

 INCOME APPLICABLE TO COMMON
  STOCK                      $  825,826   $  849,575   $1,937,911   $1,689,435

 NET INCOME PER AVERAGE SHARE
  OF OUTSTANDING COMMON STOCK      0.46         0.45         1.07         0.90

 CASH DIVIDENDS PAID PER SHARE     0.28         0.20         0.54         0.42

 AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING                 1,809,123    1,879,541    1,804,970    1,872,427

The accompanying notes to financial statements are an integral part of these statements.

                           WARWICK VALLEY TELEPHONE COMPANY
                               STATEMENT OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (Unaudited)

                                                     1998              1997
CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income                                      $1,950,411        $1,701,935
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                   1,230,722         1,152,362
  Deferred income tax and investment tax credit     (15,526)          (52,347)
  Interest charged to construction                  (13,485)          (24,610)

CHANGE IN ASSETS AND LIABILITIES:
 (Increase) Decrease in accounts receivable       1,014,060           241,070
 (Increase) Decrease in materials and supplies     (636,407)         (277,565)
 (Increase) Decrease in prepaid expenses           (208,319)         (290,450)
 (Increase) Decrease in deferred charges             60,119             1,295
 Increase (Decrease) in accounts payable           (627,766)         (333,183)
 Increase (Decrease) in customers' deposits           2,695            14,920
 Increase (Decrease) in accrued expenses             77,373            (7,715)
 Increase (Decrease) in other liabilities           (69,052)           28,802

Net Cash provided by operating activities         2,764,825         2,154,514

CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment       (1,381,206)       (1,193,481)
 Interest charged to construction                    13,485            24,610
 Change in unamortized debt issuance expense          6,334             6,334
 Change in other investment                        (409,922)         (311,426)

Net Cash used in investing activities            (1,771,309)       (1,473,963)

CASH FLOW FROM FINANCING ACTIVITIES:
 Increase (Decrease) in notes payable              (200,000)         (350,000)
 Dividends                                         (989,621)         (795,879)
 Sale of common stock                               382,426           508,776

Net Cash used by financing activities              (807,195)         (637,103)

Increase (Decrease) in cash and cash
 equivalents                                        186,321            43,448

Cash and cash equivalents at beginning of year      482,534           728,520

Cash and cash equivalents at end of the period   $  668,855        $  771,968



    The accompanying notes to financial statements are an integral part of these statements.

Item 1.  Financial Statements (Continued)


                      WARWICK VALLEY TELEPHONE COMPANY
                       NOTES TO FINANCIAL STATEMENTS


 1. In the opinion of the management of the Warwick Valley Telephone Company, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1998 and December 31, 1997, its income for the three-month and six-month periods ended June 30, 1998 and 1997 and its cash flow for the six-month periods ended June 30, 1998 and 1997.

    These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

    The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


 2. Non-operating income and expenses for the three-month and six-month periods ended June 30, 1998 and 1997 were as follows:


                                   Three Months Ended     Six Months Ended
                                         June 30,             June 30,
                                     1998       1997        1998       1997

      Interest income            $     330  $     112    $    658   $     243
      Interest during construction     667     11,407      13,485      24,610
      G/L disposition certain
       property                        311      8,950      14,510      24,661
      Special charges               (7,002)    (1,592)     (9,292)    (13,680)
      Other non-operating income   223,630    173,005     409,491     305,491
      Equity in earnings of
       affiliated companies        242,655    113,312     386,098     139,230

                                  $460,591   $305,194    $814,950    $480,555

                WARWICK VALLEY TELEPHONE COMPANY


Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 - The Company's net income from all sources increased $248,476 (or 14.6%) to $1,950,411 for the six-month period ended June 30, 1998, as compared to the same period in 1997. Operating revenues increased by $330,550 (or 4.2%) after provision for uncollectibles, to $8,138,689 for the six-month period ended June 30, 1998 as compared to $7,808,139 for the corresponding period of 1997. The change in operating revenues was primarily the result of increases in local network service revenues of $127,824 (or 6.8%) and toll revenues of $170,520 (or 3.2%) during the period, as compared to the same six months of 1997.

   Operating expenses increased by $334,949 (or 6.7%) to $5,309,434 for the six-month period ended June 30, 1998 as compared to the same period in 1997. Increased costs of salaries and benefits (approximately $147,000), depreciation ($78,000), employee recruiting ($47,000), regulatory agency expense ($46,000), computer operating costs ($20,000) and pole attachments ($18,000) were partially offset by decreases in costs for legal fees ($34,000) and directory reprints ($25,000).

   Non-operating income and expenses increased by $334,395 to $814,950 in the six-month period ended June 30, 1998 as compared to the same period of 1997. Increased earnings of the Company's subsidiaries of $141,817, in Hometown Online, $88,418 in Warwick Valley Long Distance and $101,625 in Orange County Poughkeepsie Limited Partnership were the major factors in the change.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 - The Company's net income from all sources decreased $23,749 (or 2.8%) to $832,076 for the three-month period ended June 30, 1998, as compared to $855,825 for the same period in 1997 due largely to the increase in operating taxes described below. Operating revenues increased by $172,190 (or 4.5%) after provision for uncollectibles, to $4,016,046 for the three-month period ended June 30, 1998 as compared to $3,843,856 for the corresponding period of 1997. The increase in operating revenues was caused mainly by increases in access and toll revenues over the 1997 period.

   Operating expenses increased by $285,903 (or 11.3%) to $2,815,406 for the three-month period ended June 30, 1998 as compared to the same period in 1997. Increased costs of salaries and benefits ($94,000), depreciation ($41,000),regulatory agency expense ($47,000), employee recruiting ($39,000) and material ($28,000) were largely responsible for the increase.

   Operating taxes increased by $58,000. The increase of $105,000 in operating other taxes resulted largely from a one-time transitional tax adjustment in the amount of $136,000 due to the initial application to the Company of the New Jersey corporation business tax rather than the New Jersey franchise tax. This was partially offset by a decrease in federal income taxes of $47,000.

   Non-operating income and expenses increased by $155,397 to $460,591 in the three month period ended June 30, 1998 as compared to the same period of 1997, largely as a result of the increases in net income of subsidiaries











                              -7-
referred to above under Results of Operations - Six Months ended June 30, 1998. (See Liquidity and Capital Resources below.)

LIQUIDITY AND CAPITAL RESOURCES - The Company's working capital decreased to $2,250,904 at June 30, 1998 from $3,071,503 at June 30, 1997. A decrease in cash and accounts receivable and an increase in notes payable were the main factors contributing to this decrease.

   The Company holds a 7.5% limited partnership interest in the cellular mobile telephone partnership which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. Since the inception of the partnership, the Company has made capital contributions of $249,750. No further capital contributions are currently scheduled. The Company's share in the partnership's earnings was approximately $416,000 during the first six months of 1998, compared to $314,000 for the corresponding 1997 period.

   A wholly-owned subsidiary of the Company, Warwick Valley Mobile
Telephone Company (WVMT), resells cellular telephone service to the Company's subscribers as well as to others. WVMT also sells and installs cellular telephone sets. The Company has invested approximately $251,000 in WVMT since its operations began on April 1, 1989. WVMT earned approximately $33,000 during the first six months of 1998, compared to $16,000 for the corresponding 1997 period.

   A second wholly-owned subsidiary, Warwick Valley Long Distance Company, Inc. (WVLD), began business in December 1993 in New Jersey and in May 1994 in New York. WVLD resells toll service to customers of Warwick Valley Telephone. WVLD achieved positive retained earnings prior to the end of 1994 and has been profitable since then, earning approximately $210,000 during the first six months of 1998, compared to $121,000 for the corresponding 1997 period.

   An additional wholly-owned subsidiary, Warwick Valley Networks, Inc.
(WVN), was established during 1994. WVN is a partner in the New York State Independent Network (NYSINET), which was created by the independent telephone companies of New York to build and operate its own data connections network. NYSINET will make it unnecessary for its member companies to rely on outside companies for these services and may also offer services to companies who are not members, creating a potential source of additional revenue. The NYSINET network was in operation during 1997 although not all members have been added to the network. WVN has invested approximately $40,000 in NYSINET to date. Moderate additional investment requirements are anticipated during 1998.

   Another wholly-owned subsidiary, Hometown Online, Inc. (ONLINE) was organized during 1995. ONLINE is the corporate entity through which WVTC provides personal computer users connectivity to the Internet as well as local and regional information services. Service is offered within WVTC's service area as well as in nearby areas of New York, New Jersey and Pennsylvania. ONLINE began service in July 1995. WVTC has invested approximately $1,580,000 in ONLINE since its inception, of which $270,000 was
invested in the first six months of 1998.   ONLINE earned approximately
$143,000 during the first six months of 1998, compared to $1,300 for the corresponding 1997 period.

   The Telecommunications Act of 1996 (the Act) created a nationwide structure in which competition is allowed and encouraged between local exchange carriers and other entities. The markets affected first have been the regional toll areas in New York and New Jersey where competitive service began in 1997. The competition in these areas is expected to have the effect










                              -8-
of reducing Warwick's revenues. The extent of such reductions cannot yet be determined, but is expected to be small in New York, where carrier access
previously was the main revenue source.   Competition has resulted in a
modest reduction in market share retained by the Company and may in the future also affect the level of its toll rates required in order to remain competitive. The Company anticipates that local competition, as permitted by the Act, will occur first in major cities. It is impossible, at this time, to determine the extent, or the timing, of the advent of competition (providing local exchange telephone service) in the Company's service area, which is defined as rural under provisions of the Act.

   Under the Act, Warwick Valley Telephone Company itself can ultimately provide competitive local exchange telephone service in other areas. On July 1, 1998 WVTC filed with the New York Public Service Commission an application for certification as a common carrier in the State of New York, allowing it to negotiate interconnection agreements with incumbent local exchange carriers throughout New York State.

   Upon approval of its application and completion of the necessary negotiations with local exchange carriers the Company will provide competitive local exchange telephone service in specifically selected areas.

   In conjunction with filing this application, the Company has notified Citizens Communications that the Company wishes to begin negotiations for interconnection in Citizens, Middletown, New York service area.

   Providing local service in areas outside the Company's local service area will require additional expenditures in amounts yet to be determined.

DEALING WITH THE IMPACT OF THE YEAR 2000 ON INFORMATION PROCESSING SYSTEMS - As a telephone company and provider of other telecommunications services, the Company depends for its operations on various kinds of hardware and software that may require modification or replacement in order to properly treat certain dates, including dates beginning on January 1, 2000. Since 1994, the Company has been making the necessary modifications in all software that it has generated internally. In 1997, it began a broader program to address the readiness of its systems for Year 2000 date-change issues. In the second quarter of 1997, the Company created a continually updated document that is intended to contain all procedures and plans related to the Company's Year 2000 remediation efforts. The first part of the planning and implementation document to be created was an inventory of all computer applications and a ranking of those applications by potential business impact. The management of the Company reviewed and adopted the inventory and evaluation in the third quarter of 1997. In the fourth quarter of 1997, the Company's Management Information Systems Department began a more detailed analysis of the software and hardware in each of the applications identified in the inventory. This analysis was completed in the second quarter of 1998. In the third quarter of 1998, the Company began making the software modifications identified as being necessary and is replacing all date-dependent computer chips in its personal computers. The management of the Company expects that outside contractors will by the end of the fourth quarter of 1998 finish making all necessary modifications to the software programs for which upgrades will not be purchased from outside suppliers.

   The Company's operations depend largely on two different systems, an IBM AS/400 operating system used for processing orders, billing and accounting, and a NorTel DMS 100/200 telephone switching system, which coordinates all telephone switching operations. The IBM AS/400 software will be upgraded in the fourth quarter of 1998 to a version that IBM has certified as Year 2000 compliant. The NorTel DMS 100/200 software will be upgraded










                              -9-
during the first quarter of 1999 to a version that NorTel has certified as Year 2000 compliant. The Company will be able to test the software of the AS/400 systems for compliance in the program test environment of the system, but it must rely on NorTel's certification with respect to the NorTel DMS 100/200 system, since the Company has no effective means of shutting down its switches for testing. During 1998 the cost of upgrading the Company's personal computers and operating systems have been expensed and have not exceeded $10,000. The additional costs of planning, analysis and program modification for the remainder of 1998 are estimated at approximately $25,000, including the costs of outside consultants. The cost of upgrading the NorTel DMS 100/200, anticipated to total approximately $414,000, will be incurred in 1999 and capitalized. The cost for upgrading the AS/400 software is expected to be insignificant. The Company does plan however, for unrelated reasons, to replace the existing AS/400 within the next eighteen months.

   The Company does not directly interface with third parties in connection with the operations that are run on its AS/400 system. All third-party data utilized on the AS/400 is transmitted in tape form and is in a standard format, for which the Company has plans to make programming adaptations as necessary. The operating systems of the Company's internet and local area network servers have also been represented to be Year 2000 compliant by the systems providers.

   The Company is able to handle partial failures of AS/400 system and would utilize normal back-up procedures in the event of such partial failures. The Company, however, has no contingency plan for the eventuality that its NorTel DMS 100/200 switches could fail, both because management considers the likelihood of such a failure to be very low and because switching equipment is built with totally parallel hardware to deal with hardware, but not software, failure.

   The Company's ability to supply long-distance and internet service to its customers in the future will depend in part on the effectiveness of the Year 2000 remediation efforts of the companies with which it interconnects. The Company has communicated with most of those companies and will continue to communicate with them. In addition, there can be no guarantee that the systems of those other companies will be timely remediated, or that a failure to remediate by another company would not have a material adverse effect on the Company.

Item 3.  Quantative and Qualitative Disclosures About Market Risk
   Not applicable

                  PART II - OTHER INFORMATION

Items 1. (Legal Proceedings), 2 (Changes in Securities), 3 (Defaults Upon Senior Securities) and 4 (Submission of Matters to a Vote of Securities Holders) are inapplicable.

Item 5. Other Information - The Securities and Exchange Commission recently made a change in the proxy rules limiting the circumstances under which the proxy voting card distributed by registered companies to their shareholders may permit those companies to cast the votes represented by the proxy voting cards in their sole discretion. As applied to the Company, the most important limitation is as follows: For proposals to be made by a shareholder at the 1999 annual meeting, that are not properly submitted by the shareholder for inclusion in the Company's own proxy materials, the Company may vote proxies in its discretion about those proposals unless it receives notice from the shareholder by February 25, 1999 at the latest that the shareholder intends to make those proposals at the meeting.

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


                             Warwick Valley Telephone Company
                                   Registrant



Date 8/14/98                (Signed) Herbert Gareiss, Jr.
                            Herbert Gareiss, Jr., Vice President
                                (Duly Authorized Officer)



Date 8/14/98                (Signed) Robert A. Sieczek
                            Robert A. Sieczek, Treasurer
                             (Principal Financial and Chief
                                  Accounting Officer)