Form 10-Q
period 1998-09-30
WARWICK VALLEY TELEPHONE CO
filed 1998-11-13
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C. 20549



                           FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1998

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

     1,990,581 common shares, no par value, outstanding at September 30, 1998.



















PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                WARWICK VALLEY TELEPHONE COMPANY

                         BALANCE SHEET



                                           September 30,     December 31,
                                              1998              1997
                                           (Unaudited)        (Audited)

CURRENT ASSETS:
  Cash                                   $    463,437      $    482,534
  Telecommunications accounts receivable,
   less accounts receivable allowance
    1998-$62,729; 1997-$65,155;             2,475,087         3,544,562
  Other accounts receivable                   580,262           420,798
  Materials and supplies                    1,388,985         1,133,637
  Prepaid expenses                            433,634           338,417

TOTAL CURRENT ASSETS                        5,341,405         5,919,948


NON-CURRENT ASSETS
  Unamortized debt issuance expense            39,209            48,710
  Other deferred charges                      149,347           217,575
  Investment in non-affiliated company      2,423,253         1,664,582

TOTAL NON-CURRENT ASSETS                    2,611,809         1,930,867


TELEPHONE PLANT, AT COST:
  Land, buildings and equipment
    In service                             38,845,170        37,374,440
    Under construction                      2,045,950           824,595

                                           40,891,120        38,199,035
     Less:  Accumulated depreciation       16,742,486        14,661,854


TOTAL PLANT                                24,148,634        23,537,181

  TOTAL ASSETS                           $ 32,101,848      $ 31,387,996


The accompanying notes to financial statements are an integral part of these statements.



                              -2-

















Item 1.  Financial Statements (Continued)



                WARWICK VALLEY TELEPHONE COMPANY

                         BALANCE SHEET

                                       September 30,     December 31,
STOCKHOLDERS' EQUITY AND LIABILITIES            1998             1997
                                            (Unaudited)        (Audited)
CURRENT LIABILITIES:
  Accounts payable                        $    970,283       $ 1,751,739
  Notes payable                                900,000         1,600,000
  Advance billing and payments                 225,750           163,882
  Customer deposits                            175,324           168,465
  Accrued taxes                                148,541           126,864
  Other accrued liabilities                    801,075           691,832

TOTAL CURRENT LIABILITIES                    3,220,973         4,502,782

LONG TERM DEBT:
  Funded debt                                7,000,000         7,000,000

TOTAL LONG TERM DEBT                         7,000,000         7,000,000


OTHER LIABILITIES & DEFERRED CREDITS:
  Unamortized operating investment
   tax credit - net                            163,177           201,427
  Net non-current deferred operating
   income tax                                2,390,655         2,301,418
  Other deferred credits                       105,239           179,230

TOTAL OTHER LIABILITIES & DEFERRED CREDITS   2,659,071         2,682,075


STOCKHOLDERS' EQUITY
  Preferred stock - 5% cumulative, $100 par value;
    7,500 shares authorized
    5,000 shares issued and outstanding        500,000           500,000
  Common stock, without par value;
    2,160,000 shares authorized;
    Issued and outstanding: 1,990,581 shares
     at 9/30/98 and 1,974,168 shares at
     12/31/97                                3,330,864         2,948,438
  Retained earnings                         18,171,230        16,534,991

                                            22,002,094        19,983,429

  Less:  Treasury stock, at cost,
    173,352 shares at 9/30/98 and
    173,352 shares at 12/31/97               2,780,290         2,780,290

TOTAL STOCKHOLDERS' EQUITY                  19,221,804        17,203,139


TOTAL LIABILITIES                         $ 32,101,848      $ 31,387,996


The accompanying notes to financial statements are an integral part of these statements.

                              -3-







Item 1. Financial Statements (Continued)

                WARWICK VALLEY TELEPHONE COMPANY
                      STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED September 30, 1998 and 1997
                          (Unaudited)

                             Three Months Ended           Nine Months Ended
                                September 30,               September 30,
                               1998        1997            1998        1997
Operating revenues:
 Local network service     $ 1,010,809 $  964,337      $ 3,015,961 $ 2,841,665
 Network access and long
  distance network service   2,818,406  2,823,929        8,350,734   8,185,737
 Miscellaneous                 333,153    334,940          954,362     921,343
                             4,162,368  4,123,206       12,321,057  11,948,745
 Less: Provisions for
  uncollectibles                11,500      8,700           31,500      26,100

Operating revenues           4,150,868  4,114,506       12,289,557  11,922,645

Operating expenses:
 Plant specific                588,348    509,299        1,756,563   1,598,778
 Plant non-specific            786,247    728,658        2,317,418   2,165,214
 Customer operations           863,760    747,563        2,536,788   2,349,939
 Corporate operations          553,476    405,945        1,490,496   1,252,019

Operating expenses           2,791,831  2,391,465        8,101,265   7,365,950

Operating taxes:
 Federal income taxes          418,723    459,928        1,185,945   1,162,019
 Operating other taxes         314,050    288,673          919,878     895,033

Operating taxes                732,773    748,601        2,105,823   2,057,052

Income from operations         626,264    974,440        2,082,469   2,499,643

Non-operating income & expenses -
 net (Note 2)                  723,835     310,194       1,538,785     790,749

Income before fixed charges  1,350,099   1,284,634       3,621,254   3,290,392

Interest & related items:
 Interest on funded debt       138,375     138,375         415,125     415,125
 Other interest deductions      18,020       9,826          55,679      30,564
 Amortization of debt issuance
  expense                        3,166       3,166           9,501       9,501

Total interest & related items 159,561     151,367         480,305     455,190

Net income all sources       1,190,538   1,133,267       3,140,949   2,835,202

PREFERRED DIVIDENDS              6,250       6,250          18,750      18,750

INCOME APPLICABLE TO COMMON
 STOCK                    $  1,184,288 $ 1,127,017     $ 3,122,199 $ 2,816,452

NET INCOME PER AVERAGE SHARE
 OF OUTSTANDING COMMON STOCK      0.65        0.60            1.72        1.50

CASH DIVIDENDS PAID PER SHARE     0.28        0.26            0.82        0.68

AVERAGE SHARES OF COMMON STOCK
 OUTSTANDING                 1,817,229    1,878,276      1,812,639   1,874,377

The accompanying notes to financial statements are an integral part of these statements.
                             - 4 -




                WARWICK VALLEY TELEPHONE COMPANY
                    STATEMENT OF CASH FLOWS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                          (Unaudited)



                                                     1998            1997
CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income                                    $ 3,140,949     $ 2,835,202
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                  1,855,460       1,736,195
  Deferred income tax and investment tax credit    (23,004)        (80,300)
  Interest charged to construction                 (32,970)        (37,270)

CHANGE IN ASSETS AND LIABILITIES:
 (Increase) Decrease in accounts receivable         910,011        267,879
 (Increase) Decrease in materials and supplies     (255,348)      (444,258)
 (Increase) Decrease in prepaid expenses            (95,217)      (416,700)
 (Increase) Decrease in deferred charges             68,228         47,643
 Increase (Decrease) in accounts payable           (781,456)      (399,013)
 Increase (Decrease) in customers' deposits           6,859         20,346
 Increase (Decrease) in accrued expenses             83,546         78,273
 Increase (Decrease) in other liabilities           109,243         73,489

Net Cash provided by operating activities         4,986,301      3,681,486

CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment       (2,466,916)    (1,667,143)
 Interest charged to construction                    32,970         37,270
 Change in unamortized debt issuance expense          9,501          9,501
 Change in other investment                        (758,671)      (489,090)

Net Cash used in investing activities            (3,183,116)    (2,109,462)

CASH FLOW FROM FINANCING ACTIVITIES:
 Increase (Decrease) in notes payable              (700,000)     1,050,000
 Dividends                                       (1,504,708)    (1,270,341)
 Purchase of treasury stock                               0     (1,955,090)
 Sale of common stock                               382,426        508,776

Net Cash used by financing activities            (1,822,282)    (1,666,655)

Increase (Decrease) in cash and cash equivalents    (19,097)       (94,631)

Cash and cash equivalents at beginning of year      482,534        728,520

Cash and cash equivalents at end of the period  $   463,437    $   633,889






The accompanying notes to financial statements are an integral part of these statements.

Item 1.  Financial Statements (Continued)


                WARWICK VALLEY TELEPHONE COMPANY

                 NOTES TO FINANCIAL STATEMENTS


 1. In the opinion of the management of the Warwick Valley Telephone Company, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1998 and December 31, 1997, its income for the three-month and nine-month periods ended September 30, 1998 and 1997 and its cash flow for nine-month periods ended September 30, 1998 and 1997.

     These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


 2. Non-operating income and expenses for the three-month and nine-month periods ended September 30, 1998 and 1997 were as follows:




                                   Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                    1998        1997        1998        1997

      Interest income            $  6,154    $    116  $    6,812    $    359
      Interest during construction 19,485      12,660      32,970      37,270
      G/L disposition certain
       property                    28,855     (15,856)     43,365       8,805
      Special charges             (17,396)     (1,895)    (26,688)    (15,575)
      Other non-operating income  346,514     174,616     756,005     480,107
      Equity in earnings of
       affiliated companies       340,223     140,553     726,321     279,783

                                 $723,835    $310,194  $1,538,785    $790,749

                WARWICK VALLEY TELEPHONE COMPANY


Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations


RESULTS OF OPERATIONS - Nine months ended September 30, 1998 - The Company's net income from all sources increased $305,746 (or 10.8%) to $3,140,949 for the nine-month period ended September 30, 1998, as compared to the same period in 1997. Operating revenues increased by $366,911 (or 3.1%) after provision for uncollectibles, to $12,289,555 for the nine-month period ended September 30, 1998 as compared to $11,922,645 for the corresponding period of 1997. The change in operating revenues was primarily the result of increases in local network service revenues of $174,296 (or 6.1%) and toll revenues of $164,997 (or 2.0%) during the period, as compared to the same nine months of 1997.

     Operating expenses increased by $735,315 (or 10.0%) to $8,101,265 for the nine-month period ended September 30, 1998 as compared to the same period in 1997. Increased costs of salaries and benefits (approximately $311,547), depreciation ($119,265), employee recruiting ($64,837), regulatory agency expense ($48,199), computer operating costs ($25,370), labor other than company ($21,112) and pole attachments ($18,747) were partially offset by decreases in costs for legal fees ($10,728) and directory reprints ($28,900).

     Non-operating income and expenses increased by $748,036 to $1,538,785 in the nine-month period ended September 30, 1998 as compared to the same period of 1997. Increased earnings of the Company's subsidiaries of $284,552, in Hometown Online, $148,203 in Warwick Valley Long Distance and $273,600 in Orange County Poughkeepsie Limited Partnership were the major factors in the change.


RESULTS OF OPERATIONS -THREE MONTHS ENDED September 30, 1998 - The Company's net income from all sources increased $57,271 (or 5.1%) to $1,190,538 for the three-month period ended September 30, 1998, as compared to $1,133,267 for the same period in 1997. Operating revenues increased by $36,362 (or 0.9%) after provision for uncollectibles, to $4,150,868 for the three-month period ended September 30, 1998 as compared to 4,114,506 for the corresponding period of 1997. The increase in operating revenues was caused mainly by the increases in local network service revenues over the 1997 period.

     Operating expenses increased by $400,366 (or 16.7%) to $2,791,831 for the three-month period ended September 30, 1998 as compared to the same period in 1997. Increased costs of salaries and benefits ($205,177), depreciation ($40,905), school expense ($29,031), computer operating costs ($11,707) employee recruiting ($17,575) and legal fees ($11,787) were largely responsible for the increase.

     Non-operating income and expenses increased by $413,641 to $723,835 in the three month period ended September 30, 1998 as compared to the same period of 1997, largely as a result of the increases in net income of subsidiaries referred to above under Results of Operations - Nine months ended September 30, 1998. (See Liquidity and Capital Resources below.)

LIQUIDITY AND CAPITAL RESOURCES - The Company's working capital increased to $2,120,432 at September 30, 1998 from $1,729,287 at September 30, 1997.
Decreases in material and supplies and prepaid expenses offset by larger decreases in notes payable and accounts payable were the main factors contributing to this increase.

     The Company holds a 7.5% limited partnership interest in the cellular mobile telephone partnership which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. Since the inception of the partnership, the Company has made capital contributions of $249,750.
No further capital contributions are currently scheduled. The Company's share in the partnership's earnings was approximately $764,000 during the first nine months of 1998, compared to $491,000 for the corresponding 1997 period.

     A wholly-owned subsidiary of the Company, Warwick Valley Mobile
Telephone Company (WVMT), resells cellular telephone service to the Company's subscribers as well as to others. WVMT also sells and installs cellular telephone sets. The Company has invested approximately $237,000 in WVMT since its operations began on April 1, 1989. WVMT earned approximately
$47,000 during the first nine months of 1998, compared to $33,000 for the corresponding 1997 period.

     A second wholly-owned subsidiary, Warwick Valley Long Distance Company, Inc. (WVLD), began business in December 1993 in New Jersey and in May 1994 in New York. WVLD resells toll service to customers of Warwick Valley Telephone. WVLD achieved positive retained earnings prior to the end of 1994 and has been profitable since then, earning approximately $334,000 during the first nine months of 1998, compared to $185,000 for the corresponding 1997 period.

     An additional wholly-owned subsidiary, Warwick Valley Networks, Inc.
(WVN), was established during 1994. WVN is a partner in the New York State Independent Network (NYSINET), which was created by the independent telephone companies of New York to build and operate its own data connections network. NYSINET will make it unnecessary for its member companies to rely on outside companies for these services and may also offer services to companies who are not members, creating a potential source of additional revenue. The NYSINET network was in operation during 1997 with Warwick Valley Telephone Company connecting in July of that year. To this date not all members have been added to the network. WVN has invested approximately $43,000 in NYSINET to date.

     Another wholly-owned subsidiary, Hometown Online, Inc. (ONLINE) was organized during 1995. ONLINE is the corporate entity through which WVTC provides personal computer users connectivity to the Internet as well as local and regional information services. Service is offered within WVTC's service area as well as in nearby areas of New York, New Jersey and Pennsylvania. ONLINE began service in July 1995. WVTC has invested approximately $1,206,000 in ONLINE since its inception. ONLINE earned approximately $345,000 during the first nine months of 1998, compared to $61,000 for the corresponding 1997 period.

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

     Under the Act, Warwick Valley Telephone Company itself can ultimately provide competitive local exchange telephone service in other areas. On July 1, 1998 WVTC filed with the New York Public Service Commission and on September 23, 1998 with the New Jersey Board of Public Utilities applications for certification as a common carrier in the States of New York and New Jersey, allowing it to negotiate interconnection agreements with incumbent local exchange carriers throughout both states. Upon approval of its application and completion of the necessary negotiations with local exchange carriers the Company will provide competitive local exchange telephone service in specifically selected areas. In conjunction with filing this application, the Company entered negotiations for interconnection with Citizens Communications in their, Middletown, New York service area. The negotiations regarding interconnection rates have not been successful. The New York Public Service Commission is resolving this issue in a current proceeding. Providing local service in areas outside the Company's local service area will require additional expenditures in an amount yet to be determined.

DEALING WITH THE IMPACT OF THE YEAR 2000 ON INFORMATION PROCESSING SYSTEMS - As a telephone company and provider of other telecommunications services, the Company depends for its operations on various kinds of hardware and software that may require modification or replacement in order to properly treat certain dates, including dates beginning on January 1, 2000. Since 1994, the Company has been making the necessary modifications in all software that it has generated internally. In 1997, it began a broader program to address the readiness of its systems for Year 2000 date-change issues. In the second quarter of 1997, the Company created a continually updated document that is intended to contain all procedures and plans related to the Company's Year 2000 remediation efforts. The first part of the planning and implementation document to be created was an inventory of all computer applications and a ranking of those applications by potential business impact. The management of the Company reviewed and adopted this document in the third quarter of 1997. In the fourth quarter of 1997, the Company's Management Information Systems Department began a more detailed analysis of the software and hardware in each of the applications identified in the inventory. This analysis was completed in the second quarter of 1998. In the third quarter of 1998, the Company began making the software modifications identified as being necessary and is replacing all date-dependent computer chips in its personal computers. In the fourth quarter of 1998 the management of the Company expects to finish making all necessary modifications to the software programs for which upgrades will not be purchased from outside suppliers.

     The Company's operations depend largely on two different systems, an IBM AS/400 operating system used for processing orders, billing and accounting, and a NorTel DMS 100/200 telephone switching system, which performs all telephone switching operations. The IBM AS/400 operating system software will be upgraded within the next three months to a version that IBM has certified as Year 2000 compliant. The NorTel DMS 100/200 software will be upgraded during the first quarter of 1999 to a version that NorTel has certified as Year 2000 compliant. The Company will be able to test the software of the AS/400 systems for compliance in the program test environment of the system, but it must rely on NorTel's certification with respect to the NorTel DMS 100/200 system, since the Company has no effective means of shutting down its switches for testing. During 1998 the cost of upgrading the Company's personal computers and operating systems has been expensed and has not exceeded $10,000. The additional costs of planning, analysis and program modification for the remainder of 1998 are estimated at approximately $8,000. The cost of upgrading the NorTel DMS 100/200, anticipated to total approximately $414,000, will be incurred in 1999 and capitalized. The cost for upgrading the AS/400 software is expected to be insignificant.

     The Company does not directly interface with third parties in connection with the operations that are run on its AS/400 system. All third-party data utilized on the AS/400 is transmitted in tape form and is in a standard format, for which the Company has plans to make programming adaptations as necessary. The operating systems of the Company's internet and local area network servers have also been represented to be Year 2000 compliant by the systems providers.
                              -9-

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

Item 5.  Other Information - Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     a) Exhibits - Not applicable
     b) Reports on Form 8-K - Not applicable






































                              -10-










                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Warwick Valley Telephone Company
                                     Registrant



Date 11/13/98                (Signed) Herbert Gareiss, Jr.
                            Herbert Gareiss, Jr., Vice President
                                (Duly Authorized Officer)



Date 11/13/98                (Signed) Robert A. Sieczek
                            Robert A. Sieczek, Treasurer
                             (Principal Financial and Chief
                                  Accounting Officer)






































                              -11-