Form 10-K
period 1998-12-31
WARWICK VALLEY TELEPHONE CO
filed 1999-04-01
CIK 104777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     -------

                                    FORM 10-K


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the transition period from ____to____

                           Commission File No. 0-11174

                        WARWICK VALLEY TELEPHONE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     New York                        14-1160510
             -------------------------------       ----------------
             (State or other jurisdiction of       (I.R.S. Employer
             incorporation or organization)      Identification No.)

               47-49 Main Street, Warwick, New York        10990
             ----------------------------------------    ----------
             (Address of principal executive offices)    (Zip Code)

      Registrant's telephone number, including area code: (914) 986-8080
                                                          --------------
      Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock (Without Par Value)
                        --------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [X]   NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates as of March 30, 1999. [72,690,960]

Common shares outstanding, March 30, 1999 - 1,817,274

                       DOCUMENTS INCORPORATED BY REFERENCE

                         Name                           Incorporated Into
                         ----                           -----------------
      Annual Report to Shareholders for the year
      ended December 31, 1998                               Parts II

      Proxy statement for the 1999 Annual Meeting
      of Shareholders                                       Part III

      The Exhibit Index for this report is located on page 11.
                                                           --

      The total number of pages contained in this report is 35.
                                                            --

PART 1.

Item 1.   BUSINESS.

        Warwick Valley Telephone Company (the 'Company') was incorporated in New York on January 16, 1902 and is qualified to do business as a foreign corporation in New Jersey. The Company's executive offices are located at 47 Main Street, Warwick, New York 10990 (Tel. No. 914-986-8080).

        The Company is an independent telephone company with 16,908 access lines in New York State and 9,878 in New Jersey at December 31, 1998. The Company manages its operations as two business segments, telephone service (including local, long distance and cellular) and internet service. Financial information regarding the Company's two business segments is found in Note 16 to the Consolidated Financial Statements incorporated in Part II hereof by reference. The Company provides telephone service to customers in the contiguous towns of Warwick and Goshen, New York, and the townships of West Milford and Vernon, New Jersey. The Company operates exchanges in Warwick (11,767 access lines), Florida (3,569 access lines) and Pine Island (1,572 access lines), New York and Vernon (6,900 access lines) and Upper Greenwood Lake (2,978 access lines), New Jersey. On February 10, 1999 the Company activated its new switch in Middletown, New York where it intends to provide extended local service beginning March 31, 1999. The Company's service area is primarily rural and has an estimated population of 50,000.

        In 1998, 25,059,702 toll calls were made on the Company's system, representing an increase of 6.7% from 23,429,227 in 1997. Business customers represent 21.1% of total access lines, and no single customer's annual billings represent a significant portion of the Company's gross revenues.

        The Company has installed advanced digital switching equipment in all of its exchanges and fiber optic routes between central offices and to most neighboring telephone companies, and is currently constructing fiber optic routes in other specific locations.

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

        The Company holds a 7.5% limited partnership interest in a cellular mobile telephone partnership which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. The general partner is New York Cellular Geographic Service Area, Inc. (an affiliate of Bell Atlantic Mobile), and the other limited partners are Frontier Telephone Company and Taconic Telephone Corporation. Since the inception of the partnership, the Company has made capital contributions of $249,750; no further capital contributions are expected to be required in 1999. The partnership began offering cellular service in both counties in February 1988. The partnership's pre-tax income for the year ended December 31, 1998 was $14,600,000, and the Company's share of that pre-tax income was $1,095,000.

        The Company has four wholly-owned subsidiaries, three of which belong to the telephone segment of its operations. Warwick Valley Mobile Telephone Company, Inc. ('WVMT') resells cellular telephone service to the Company's subscribers as well as to others. WVMT also sells and installs cellular telephone sets. For the year ended December 31, 1998, WVMT had a pre-tax profit of $97,344. Warwick Valley Long Distance Company, Inc. ('WVLD') resells toll telephone service to the Company's subscribers. WVLD commenced operation in New Jersey in December, 1993 and in New York in May, 1994. WVLD had a pre-tax profit in 1998 of $658,470. Warwick Valley Networks, Inc. ('WVN') was established during 1994 and is a partner in the New York State Independent Network ('NYSINET'), which was created by the independent telephone companies of New York to build and operate a data connections network. NYSINET makes it unnecessary for its member companies to rely on outside companies for these services and may also offer services to companies who are not members, creating a potential source of additional revenue. The NYSINET network was in operation during 1997 although not all members have become part of the system to date. NYSINET had a net loss of $191,840 during 1998, of which Warwick Valley Networks' (WVN) share was $7,890.

        The Company's fourth subsidiary, Hometown Online, Inc. ('Online'), was established to provide connectivity to the Internet as well as local and regional information services to personal computer users. All of the activities of the Company's internet service segment are conducted through Online. Service is offered within WVTC's service area as well as in nearby areas in New York, New Jersey and Pennsylvania. Online, which began business in July, 1995, had a pre-tax profit of $923,240 in 1998 and has approximately 16,000 customers.

        In 1998 the Company filed an application to have its Common Stock listed on the NASDAQ National Market. On April 28, 1998 the Company stock began trading under the symbol WWVY.

        The Company incurred costs during 1998 and expects to incur additional costs during 1999 addressing the impact of the Year 2000 problem on its information systems. The Year 2000 problem, which affects most corporations to varying degrees, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. This inability results largely from the use in earlier software of two, rather than four digits to identify years. The Company has completed an assessment of its systems and has developed a specific work plan to address this issue. The Company currently believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations. If it cannot, the Company could, in the worst case, have inaccurate dating of its telephone toll records or be unable to provide internet service.

        As a telephone company and provider of other telecommunications services, the Company depends for its operations on various kinds of hardware and software that may require modification or replacement in order to properly treat certain dates, including dates beginning on January 1, 2000. Since 1994, the Company has been making the necessary modifications in all software that it has generated internally. In 1997, it began a broader program to address the readiness of its systems for Year 2000 date-change issues. In the second quarter of 1997, the Company created a continually updated document that is intended to contain all procedures and plans related to the Company's Year 2000 remediation efforts. The first part of the planning and implementation document to be created was an inventory of all computer applications and a ranking of those applications by potential business impact. The management of the Company reviewed and adopted this document in the third quarter of 1997. In the fourth quarter of 1997, the Company's Management Information Systems Department began a more detailed analysis of the software and hardware in each of the applications identified in the inventory. This analysis was completed in the second quarter of 1998. In the third quarter of 1998, the Company began making the software modifications identified as being necessary and is replacing all date-dependent computer chips in its personal computers. In the first quarter of 1999 the management of the Company expects to finish making all necessary modifications to the software programs for which upgrades will not be purchased from outside suppliers.

        The Company's operations depend largely on two different main computer systems, an IBM AS/400 operating system used for processing orders, billing and accounting, and a NorTel DMS 100/200 telephone switching system, which performs all telephone switching operations. The IBM AS/400 operating system software has been upgraded to a version that IBM has certified as Year 2000 compliant. The NorTel DMS 100/200 software will be upgraded during the second quarter of 1999 to a version that NorTel has certified as Year 2000 compliant. The Company will be able to test the software of the AS/400 systems for compliance in the program test environment of the system, but it must rely on NorTel's certification with respect to the NorTel DMS 100/200 system, since the Company has no effective means of shutting down its switches for testing. During 1998 the cost of upgrading the Company's personal computers and operating systems has been expensed and has not exceeded $18,000. The cost of upgrading the NorTel DMS 100/200, anticipated to total approximately $660,000, will be incurred in 1999 and capitalized. The cost for upgrading the AS/400 software was included with the price of the new AS/400 system installed in the first quarter of 1999.

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

        The Company's ability to supply long-distance and internet service to its customers in the future will depend in part on the effectiveness of the Year 2000 remediation efforts of the companies with which it interconnects. The Company has communicated with most of those companies and will continue to communicate with them. In addition, there can be no guarantee that the systems of those other companies will be timely corrected, or that a failure to correct by another company would not have a material adverse effect on the Company.

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

        The Telecommunications Act of 1996 (the 'Act') creates a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The markets affected first have been the regional toll areas in both states. Regional toll competition was implemented in New York on January 1, 1997 and in New Jersey in May 1997. The competition in these areas has had the effect of reducing Warwick's revenues. The reduction in regional toll revenues for 1998 was 5.7% in New York and 11.0% in New Jersey. Under the Act the Company itself can provide competitive local exchange telephone service outside its franchised territory. Certification as a common carrier in the State of New York was received on October 2, 1998 and in the State of New Jersey on March 3, 1999. As a result, the Company has negotiated agreements for local wireline network interconnection with Citizens Telecommunications of New York, Inc. in the Middletown, New York area. The New York State Public Service Commission ("NYSPSC") approved the Company's application on December 23, 1998. Based upon this agreement the Company installed a central office at 24 John Street in Middletown, New York on February 10, 1999 where it intends to provide extended local service beginning March 31, 1999. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey.

        The cellular partnership referred to above is in competition with two non-wire-line licensees, one of which is currently operating a cellular system in Dutchess County, New York, and the other in Orange County, New York and with personal communication service (PCS) providers.

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

        There are numerous competitors throughout Online's market area whose services are available to customers. Online competes both on the basis of service and price. Despite the presence of many competitors, it is experiencing rapid growth. Whether growth and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the level of demand for services.

        Should NYSINET offer services to non-members, WVN will indirectly be competing against Bell Atlantic and others.

STATE AND FEDERAL REGULATION

        The Company's New York telephone service operations are subject to the jurisdiction of the NYSPSC; its New Jersey telephone service operations, to the jurisdiction of the New Jersey Board of Public Utilities (the 'NJBPU'). These two bodies have regulatory authority over the Company with respect to rates, facilities, services, reports, issuance of securities and other matters. Interstate toll and access services are subject to the jurisdiction of the FCC.

        The Company, like many other telephone companies of its size, depends heavily for its revenues on inter- and intrastate toll usage, receiving approximately 62.6% of its revenues from these sources.

        With regard to interstate toll calls, the Company receives reimbursement from toll carriers in the form of charges for providing toll carriers access to and from the Company's local network.

        Pursuant to FCC requirements, the Company was obligated to make contributions to a long-term support fund of the National Exchange Carrier Association. On January 1, 1998, a new funding mechanism went into effect, pursuant to which all carriers contribute to a Universal Service Fund established by the FCC to cover high cost areas, low income customers, schools, libraries and rural health care providers. The Company's obligation to this fund for 1998 was $88,823 and for 1999 will be approximately $86,000. Quarterly updates modify the amounts contributed. Management does not currently expect that the amount contributed by the Company will change significantly.

        Also as of January 1, 1998, the Company began receiving substantial funds from the Universal Service Fund. As a result of the FCC order establishing the Fund, all local exchange carriers were required to reduce access charges billed to toll carriers. To offset this revenue reduction, the high cost portion of the Universal Service Fund provides payments monthly to carriers satisfying the characteristics set forth in the order. At the current level of support, the Company received $2.6 million in 1998 and expects to receive $2.7 million in 1999.

        The Company also receives access charges from toll carriers for all intrastate toll usage. The Company is obligated to make contributions to the New York State Access Settlement Pool (the 'NYSASP') but does not pool its toll or access revenues therein. The NYSASP began operations on October 1,1992 and supports the operations of certain telephone companies other than the Company. The Company contributed approximately $286,000 to the NYSASP for 1998 and is expected to contribute approximately $230,000 for 1999.

        In October 1998, the NYSPSC implemented the Targeted Accessibility Fund ("TAF") of New York to provide universal service in rural, high costs areas of the state. The Company's contribution to the TAF for 1998 was $7,200 and is expected to be approximately $22,000 for 1999.

        In the Company's two New Jersey exchanges, intrastate toll revenues are retained by toll carriers, of which the Company is one. The associated access charges are retained by the Company. Revenues resulting from traffic between the Company and Bell Atlantic and United Telephone are adjusted by charges payable to each company for terminating traffic.

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

EMPLOYEES

        The Company has 120 full-time and part-time employees, including 93 non-management employees. Sixty of the non-management employees (primarily the office staff and operators) are represented by the Warwick Valley Telephone Company Employees' Association ('WVTEA'). A new three-year contract between the Company and WVTEA went into effect on November 2, 1998. The agreement provides for increases in wages, benefits and certain changes in working conditions.

        Twenty-eight non-management employees (primarily plant employees) are represented by Local 503 of the International Brotherhood of Electrical Workers
(IBEW). The current five-year agreement between the Company and IBEW Local 503 expires April 30, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                     Age        Position and Period Served
----                     ---        --------------------------

Fred M. Knipp            68         President since 1988

Philip S. Demarest       62         Vice President 1989 - October 1998
                                    Secretary 1972 - April 1998;
                                    Treasurer 1989 - April 1998

Herbert Gareiss, Jr.     53         Vice President since 1989;
                                    Assistant Treasurer 1989-1997;
                                    Assistant Secretary 1980-1997;

Larry D. Drake           55         Vice President since August 1998;

Barbara Barber           56         Secretary since April 1998
                                    Assistant Secretary 1997-1998;

Robert A. Sieczek        55         Treasurer since April 1998
                                    Assistant Treasurer 1997-1998;

Bonnie A. Jackowitz      52         Assistant Secretary since 1998;

Colleen Shannon          42         Assistant Secretary since 1998;

Dorinda M. Masker        47         Assistant Treasurer since 1998;

        There are no arrangements between any officer and any other person pursuant to which he was selected an officer.

Item 2.   PROPERTIES.

        The Company owns an approximately 22,000 square-foot building in Warwick, New York, which houses its general offices, operators, data processing equipment and the central office switch for the Warwick exchange. In addition, the Company owns several smaller buildings which serve as workshops, storage space or garages or which house switching equipment at the Company's other exchanges. The Company purchased a building at 24 John Street in Middletown, New York in order to support its expanded dial tone operations in its Middletown exchange. Of the Company's investment in telephone plant in service, central office equipment represents approximately 42.1%; connecting lines and related equipment, 35.8%; telephone instruments and related equipment, 3.0%; land and buildings, 5.4%; and other plant equipment, 13.7%. A substantial portion of the Company's properties is subject to the lien of the Company's Indenture of Mortgage.

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

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS. (1)

Item 6.  SELECTED FINANCIAL DATA. (1)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (1)

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company does not hold or issue derivatives instruments for any purposes or other financial instruments for trading purposes. The Company's only asset exposed to market risk is its interest bearing bank accounts, into which the Company deposits its excess operating funds on a daily basis. The Company's mortgage liabilities currently bear interest at fixed rates. If the Company refinances its liabilities when they mature the nature and amount of the applicable interest rate or rates will be determined at that time. The Company also has a line of credit which accrues interest at 1.0% below prime rate.

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

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. (2)

Item 11. EXECUTIVE COMPENSATION. (2)

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. (2)

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (2)

    1 The material called for by Items 5, 6, 7, and 8 is included on the Company's Annual Report to its Shareholders for the year ended December 31, 1998, the relevant pages of which are incorporated by reference herein.

    2 With the exception of the identification of executive officers as listed on page 5, the material called for by Items 10-13 is included in the Company's definitive proxy statement, incorporated by reference herein, for its 1999 Annual Meeting of Shareholders, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934.

PART IV.

Item 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

          (a) The following documents are filed as part of this report:

1. Financial Statements: The following financial statements of the Company, included in the Annual Report of the Company to its Shareholders for the year ended December 31, 1998, are included in Exhibit Number 3, filed herewith:

                                                              Reference Pages
                                                               Annual Report
                                                               On Form 10-K

     Consolidated Statement of Income - Years
     Ended December 31, 1998, 1997 and 1996

     Consolidated Balance Sheet - December 31,
     1998 and 1997

     Consolidated Statement of Stockholders'
     Equity - Years Ended December 31, 1998,
     1997 and 1996

     Consolidated Statement of Cash Flows -
     Years Ended December 31, 1998, 1997
     and 1996

     Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

     Report of Independent Certified
     Public Accountants on Financial
     Statement Schedules

Schedules:

     VIII. Valuation and Qualifying Accounts

3.  Exhibits:

    EXHIBIT NO.  DESCRIPTION OF EXHIBIT                    REFERENCE
    ----------   ----------------------                    ---------
       3(a)      Articles of Incorporation,       Incorporated by reference to
                  as amended                       Exhibit 3(a) to the Company's
                                                   Annual Report on Form 10-K
                                                   for 1997

      3(b)       By-Laws                          Incorporated by reference to
                  as amended                       Exhibit 3(b) to the Company's
                                                   Annual Report on Form 10-K
                                                   for 1997

      4(a)       Form of Common Stock             Incorporated by reference to
                  Certificate, as amended          Exhibit 4(a) to the Company's
                                                   Annual Report on Form 10-K
                                                   for 1997

      4(b)       Indenture of Mortgage, dated     Incorporated by reference to
                  November 1, 1952, and all        Exhibit 4(d) to the Company's
                  indentures supplemental          Registration Statement on
                  thereto, except the Eighth       Form 10 (File No. 0-11174),
                  Supplemental Indenture           dated April 29, 1983

      4(c)       Eighth Supplemental              Incorporated by reference to
                  Indenture, dated as of           Exhibit 4(d) to the Company's
                  May 1, 1990, to the              Annual Report on Form 10-K
                  Indenture of Mortgage,           for 1995
                  dated November 1, 1952,
                  including form of 9.05%
                  First Mortgage Bond,
                  Series I, Due May 1, 2000

      4(d)       Ninth Supplemental               Incorporated by reference to
                  Indenture, dated as of           Exhibit 4(e) to the Company's
                  October 1, 1993, to the          Annual Report on Form 10-K
                  Indenture of Mortgage,           for 1997
                  dated November 1, 1952,
                  including form of 7.05%
                  First Mortgage Bond,
                  Series J, Due October 1, 2003

      13         Annual Report to Share-          Filed herewith
                  holders for the year ended
                  December 31, 1998, together
                  with separate manually
                  executed Independent
                  Auditor's Report.

      23         Consent of Independent           Filed herewith
                  Auditor

          (b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WARWICK VALLEY TELEPHONE COMPANY

Dated: March  30, 1999                By /S/ FRED M. KNIPP
                                          -----------------------------
                                              Fred M. Knipp
                                                 President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the 30th day of March, 1999.

           SIGNATURE                                      TITLE
           ---------                                      -----
     /s/ FRED M. KNIPP                             President and Director
   --------------------------                   (Principal Executive Officer)
         Fred M. Knipp

    /S/ ROBERT A. SIECZEK                               Treasurer
   --------------------------                (Principal Financial and Accounting
       Robert A. Sieczek                                 Officer)


                                                       Director
   --------------------------
        Earl V. Barry

    /S/ WISNER H. BUCKBEE                              Director
   --------------------------
       Wisner H. Buckbee

    /S/ HOWARD CONKLIN, JR.                            Director
   --------------------------
      Howard Conklin, Jr.

    /S/ JOSEPH E. DELUCA                               Director
   --------------------------
       Joseph E. DeLuca

    /S/ PHILIP S. DEMAREST                             Director
   --------------------------
       Philip S. Demarest

    /S/ ROBERT J. DEVALENTINO                          Director
   --------------------------
     Robert J. DeValentino

                                                       Director
   --------------------------
       Corinna S. Lewis

    /S/ HENRY L. NIELSEN, JR.                          Director
   --------------------------
     Henry L. Nielsen, Jr.


                        WARWICK VALLEY TELEPHONE COMPANY

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1998, 1997 and 1996


                       Col. A          Col. B         Col. C          Col. D           Col. E
                       ------          ------         ------          ------           ------
                                             Additions
                                      ------------------------
                      Balance at      Charged to    Charged to                        Balance at
                      Beginning       Costs and        Other                             End
Description           of Period        Expenses      Accounts       Deductions        of Period
-----------           ---------        --------      --------        --------         ----------
                                       (Note a)      (Note b)        (Note c)
Allowance for
 uncollectibles:
Year 1998              $65,155         $44,309        $58,780         $103,089          $65,155

Year 1997              $65,154         $46,289        $53,124         $ 99,412          $65,155

Year 1996              $65,154         $35,085        $15,695         $ 50,780          $65,154


----------
(a)  Provision for uncollectibles as stated in statements of income.

(b) Amounts previously written-off which were credited directly to this account when recovered.

(c)  Amounts written off as uncollectible.

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION OF EXHIBIT                                 PAGE
-----------       ----------------------                                 ----
  13              Annual Report to Shareholders for the year
                  ended December 31, 1998

  23              Consent of Independent Auditors

  27              Financial Data Schedule

Exhibits 3(a), 3(b), 4(a) and 4(d) are incorporated by reference to Exhibits 3(a), 3(b), 4(a) and 4(e), respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Exhibit 4(b) is incorporated by reference to Exhibit 4(d) to the Company's Registration Statement on Form 10 (File No. 0-11174), dated April 29, 1983. Exhibit 4(c) is incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-k for the years ended December 31, 1995.