Form 10-Q
period 1999-03-31
WARWICK VALLEY TELEPHONE CO
filed 1999-05-14
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549



                                   FORM 10-Q


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

         For the quarterly period ended       March  31, 1999

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

     1,817,274 common shares, no par value, outstanding at March 31, 1999.











                       PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      WARWICK VALLEY TELEPHONE COMPANY

                         CONSOLIDATED BALANCE SHEET


                                                March 31,    December 31,
                                                  1999          1998
                                              (Unaudited)     (Audited)

CURRENT ASSETS:
 Cash                                         $   766,039  $   593,867
 Accounts receivable, less accounts
  receivable allowance 1999 -$68,423;
  1998- $65,155;                                3,344,670    3,709,447
 Materials and supplies                         1,174,905    1,598,443
 Prepaid expenses                                 469,876      353,598

                                                5,755,490    6,255,355


NONCURRENT ASSETS:
 Unamortized debt issuance expense                 32,875       36,042
 Other deferred charges                           120,625      180,606
 Investments                                    2,678,531    2,302,747



                                                2,832,032    2,519,395


PROPERTY, PLANT & EQUIPMENT:
 Plant in service                              41,184,333   40,188,147
 Plant under construction                       1,982,598    1,205,922


                                               43,166,931   41,394,069
  Less:  Accumulated depreciation              17,503,172   16,927,427



                                               25,663,759   24,466,642










TOTAL ASSETS                                  $34,251,281  $33,241,392







1.  FINANCIAL STATEMENTS (Continued)

                  WARWICK VALLEY TELEPHONE COMPANY

                     CONSOLIDATED BALANCE SHEET




                                                 March 31,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY               1999          1998
                                               (Unaudited)     (Audited)

CURRENT LIABILITIES:
 Notes payable                                 $ 1,100,000  $   400,000
 Accounts payable                                1,848,037    2,620,858
 Advance billing and payments                       56,438      100,146
 Customer deposits                                 137,115      133,433
 Accrued taxes                                     586,901       87,183
 Accrued interest                                   74,085       74,085
 Accrued pension                                   360,250      310,232
 Other accrued expenses                            295,993      342,428

                                                 4,458,818    4,068,365

LONG-TERM DEBT                                   7,000,000    7,000,000


DEFERRED CREDITS:
 Accumulated deferred federal income taxes      2,288,930     2,283,976
 Unamortized investment tax credits               148,397       158,447
 Other deferred credits                           162,613       158,685

                                                2,599,940     2,601,108


STOCKHOLDERS' EQUITY:
 Preferred stock - 5% cumulative; $100 par value;
  Authorized 7,500 shares;
  Issued and outstanding 5,000 shares             500,000       500,000
 Common stock - no par value;
  Authorized shares 2,160,000
  Issued 1,990,626 for 3/31/99 and
  12/31/98, respectively                        3,330,861     3,330,861
 Retained earnings                             19,141,951    18,521,348

                                               22,972,812    22,352,209

  Less:  Treasury stock at cost,
   173,352 shares 3/31/99 and
   12/31/98,  respectively                      2,780,290     2,780,290


                                               20,192,522    19,571,919




TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $34,251,281   $33,241,392

The accompanying notes are an integral part of the financial statements.




Item 1. FINANCIAL STATEMENTS (Continued)

                      WARWICK VALLEY TELEPHONE COMPANY
                      CONSOLIDATED STATEMENT OF INCOME
             FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (Unaudited)


                                                  1999         1998

OPERATING REVENUES:
 Local network service                       $   849,575  $   751,399
 Network access and long distance
  network service                              2,463,725    2,282,720
 Other services and sales                      2,364,719    2,081,871
                                               5,678,019    5,115,990
 Less: Provision for uncollectibles              (11,250)     (10,000)

  Total operating revenues                     5,666,769    5,105,990

OPERATING EXPENSES:
 Plant specific                                  547,943      526,272
 Plant non-specific:
  Depreciation                                   788,503      696,039
  Other                                          152,795      144,858
 Customer operations                           1,248,500      992,684
 Corporate operations                            478,242      396,907
 Cost of services and sales                      508,771      431,265
 Total operating expenses                      3,724,754    3,188,025

OPERATING TAXES:
 Federal income taxes                            597,910      556,794
 Property, revenue and payroll                   395,489      293,397

  Total operating taxes                          993,400      850,191
  Operating income                               948,616    1,067,774

NONOPERATING INCOME (EXPENSES)-NET:              391,618      211,873

  Income available for fixed charges           1,340,233    1,279,646

FIXED CHARGES:
 Interest on funded debt                         138,375      138,375
 Other interest charges                            8,484       19,770
 Amortization                                      3,167        3,167
 Total fixed charges                             150,026      161,312

 NET INCOME                                    1,190,208    1,118,335

PREFERRED DIVIDENDS                                6,250        6,250

 INCOME APPLICABLE TO COMMON STOCK           $ 1,183,958  $ 1,112,085

  NET INCOME PER AVERAGE SHARE OF
   OUTSTANDING COMMON STOCK                  $      0.65  $      0.62

  CASH DIVIDENDS PAID PER SHARE              $      0.31  $      0.26

  AVERAGE SHARES OF COMMON STOCK
   OUTSTANDING                                 1,817,274    1,800,816

The accompanying notes are an integral part of the financial statements.




Item 1. FINANCIAL STATEMENTS (Continued)

                      WARWICK VALLEY TELEPHONE COMPANY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH  31, 1999 AND 1998
                                 (Unaudited)



                                               1999         1998

CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income                                $ 1,190,208  $ 1,118,335
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization               791,670      751,913
   Deferred income tax and investment
    tax credit                                  (1,168)      (7,789)
   Interest charged to construction            (26,004)     (12,818)

Change in assets and liabilities:
 (Increase) Decrease in accounts receivable    364,777    1,063,366
 (Increase) Decrease in materials and
  supplies                                     423,538     (112,652)
 (Increase) Decrease in prepaid expenses      (116,278)    (118,132)
 (Increase) Decrease in deferred charges        59,981       52,010
 Increase (Decrease) in accounts payable      (772,821)    (625,816)
 Increase (Decrease) in customers' deposits      3,682          863
 Increase (Decrease) in advance billing
  and payment                                  (43,708)    (100,298)
 Increase (Decrease) in accrued expenses       549,736      436,817
 Increase (Decrease) in other liabilities      (46,435)      41,448

Net cash provided by operating activities    2,377,176    2,487,247

CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment  (1,985,620)  (1,096,965)
 Interest charged to construction               26,004       12,818
 Changes in other investments                 (375,784)    (186,292)

Net cash used in investing activities       (2,335,399)  (1,270,439)

CASH FLOW FROM FINANCING ACTIVITIES:
 Increase (Decrease) in notes payable          700,000     (800,000)
 Dividends                                    (569,605)    (474,462)
Net cash provided by (used in) financing
  activities                                   130,395   (1,274,462)

Increase (Decrease) in cash and cash
  equivalents                                  172,172      (57,654)

Cash and cash equivalents at beginning
  of year                                      593,867      482,534

Cash and cash equivalents at end of year   $   766,039  $   424,880

The accompanying notes are an integral part of the financial statements.







Item 1. FINANCIAL STATEMENTS (Continued)

                      WARWICK VALLEY TELEPHONE COMPANY

                       NOTES TO FINANCIAL STATEMENTS

   1. In the opinion of the management of the Warwick Valley Telephone Company, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the company's financial position as of March 31, 1999 and December 31, 1998, its income for the three-month periods ended March 31, 1999 and 1998 and its cash flow for the three-month periods ended March 31, 1999 and 1998.

      These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      The results of operations for any interim period are not necessarily indicative of the results for a full year.

   2. Non-operating income and expenses for the three-month periods ended March 31, 1999 and 1998 were as follows:

                                                  Three Months Ended
                                                        March 31,
                                                   1999           1998

            Interest income                  $     3,480    $     1,291
            Interest during construction          26,004         12,818
            G/L disposition certain
             property                                885         14,199
            Special charges                       (4,865)        (2,298)
            Other non-operating income           366,114        185,863

                                             $   391,618    $   211,873





























ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Three Months Ended March 31, 1999 - The Company's net income from all sources increased $71,873 (or 6.4%) to $1,190,208 for the three-month period ended March 31, 1999, as compared to the same period in 1998. Operating revenues increased by $560,779 (or 11.0%) after provision for uncollectibles, to $5,666,769 for the three-month period ended March 31, 1999 as compared to $5,105,990 for the corresponding period of 1998. The change in operating revenues was primarily the result of increases of $98,176 (or 13.1%)in local network service, $181,005 (or 7.9%) in toll and $282,848 (or 13.6%) in other services and sales.

     Operating expenses increased by $536,729 (or 16.8%) to $3,724,754 for the three-month period ended March 31, 1999 as compared to the same period in 1998. Increases in payroll and benefits ($178,534), trunkline agreements ($119,939), depreciation ($92,464), legal fees ($33,204), product advertising ($27,293) and regulatory agency expenses ($14,719) contributed to this increase.

     Non-operating income and expenses increased by $179,745 from $211,873 in the three-month period ended March 31, 1998 to $391,618 in the same period of 1999 largely as a result of improved earnings in the Company's cellular partnership. (See Liquidity and Capital Resources).


LIQUIDITY AND CAPITAL RESOURCES - The Company's working capital decreased to $1,296,672 at March 31, 1999 from $1,573,917 at March 31, 1998. Increases in cash and accounts receivables offset by larger increases in notes payable and accounts payable were the main factors contributing to this decrease.

     The Company holds a 7.5% limited partnership interest in the cellular mobile telephone partnership which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. Since the inception of the partnership, the Company has made capital contributions of $249,750.
No further capital contributions are currently scheduled. The Company's share in the partnership's earnings was approximately $367,500 during the first three months of 1999, compared to $188,700 for the corresponding 1998 period.

     A wholly-owned subsidiary of the Company, Warwick Valley Mobile
Telephone Company (WVMT), resells cellular telephone service to the Company's subscribers as well as to others. WVMT also sells and installs cellular telephone sets. The Company has invested approximately $198,000 in WVMT since its operations began on April 1, 1989. WVMT earned approximately
$22,000 during the first three months of 1999, compared to $16,000 for the corresponding 1998 period.

     A second wholly-owned subsidiary, Warwick Valley Long Distance Company, Inc. (WVLD), began business in December 1993 in New Jersey and in May 1994 in New York. WVLD resells toll service to customers of Warwick Valley Telephone. WVLD achieved positive retained earnings prior to the end of 1994 and has been profitable since then, earning approximately $103,000 during the first three months of 1999, compared to $101,000 for the corresponding 1998 period.

     An additional wholly-owned subsidiary, Warwick Valley Networks, Inc.
(WVN), was established during 1994. WVN is a partner in the New York State Independent Network (NYSINET), which was created by the independent telephone companies of New York to build and operate its own data connections network. NYSINET will make it unnecessary for its member companies to rely on outside companies for these services and may also offer services to companies who are not members, creating a potential source of additional revenue. The NYSINET network was in operation during 1997 with Warwick Valley Telephone Company connecting in July of that year. To this date not all members have been added to the network. WVN has invested approximately $52,000 in NYSINET to date.

     Another wholly-owned subsidiary, Hometown Online, Inc. (ONLINE) was organized during 1995. ONLINE is the corporate entity through which WVTC provides personal computer users connectivity to the Internet as well as local and regional information services. Service is offered within WVTC's service area as well as in nearby areas of New York, New Jersey and Pennsylvania. ONLINE began service in July 1995. WVTC has invested approximately $1,042,000 in ONLINE since its inception. ONLINE earned approximately $34,000 during the first three months of 1999, compared to $26,000 for the corresponding 1998 period.

     The Telecommunications Act of 1996 (the Act') creates a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The Company itself can provide competitive local exchange telephone service outside its franchised territory. Certification as a common carrier in the State of New York was received on October 2, 1998 and in the State of New Jersey on March 3, 1999. As a result, the Company has negotiated agreements for local wireline network interconnection with Citizens Telecommunications of New York, Inc. in the Middletown, New York area. On December 23, 1998 The New York State Public Service Commission ( NYPSC') issued an order requiring Citizens Telecommunications of New York, Inc. to provide local wireline network interconnection to the Company by March 31, 1999. This date was subsequently postponed by the NYPSC to May 31, 1999. Based upon the above agreement the Company installed a central office at 24 John Street in Middletown, New York on February 10, 1999, where it intends to provide extended local service beginning May 31, 1999. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey.

DEALING WITH THE IMPACT OF YEAR 2000 ON INFORMATION PROCESSING SYSTEMS - The Company incurred costs during 1998 and expects to incur additional costs during 1999 addressing the impact of the Year 2000 problem on its information systems. The Year 2000 problem, which affects most corporations to varying degrees, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. This inability results largely from the use in earlier software of two, rather than four digits to identify years. The Company has completed an assessment of its systems and has developed a specific work plan to address this issue. The Company currently believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations. If it cannot, the Company could, in the worst case, have inaccurate dating of its telephone toll records or be unable to provide internet service.

      As a telephone company and provider of other telecommunications services, the Company depends for its operations on various kinds of hardware and software that may require modification or replacement in order to properly treat certain dates, including dates beginning on January 1, 2000. Since 1994, the Company has been making the necessary modifications in all software that it has generated internally. In 1997, it began a broader program to address the readiness of its systems for Year 2000 date-change issues. In the second quarter of 1997, the Company created a continually updated document that is intended to contain all procedures and plans related to the Company's Year 2000 remediation efforts. The first part of the planning and implementation document to be created was an inventory of all computer applications and a ranking of those applications by potential business impact. The management of the Company reviewed and adopted this document in the third quarter of 1997. In the fourth quarter of 1997, the Company's Management Information Systems Department began a more detailed analysis of the software and hardware in each of the applications identified in the inventory. This analysis was completed in the second quarter of 1998. In the third quarter of 1998, the Company began making the software modifications identified as being necessary and is replacing all date-dependent computer chips in its personal computers. In the second quarter of 1999 the Company finished making all necessary modifications to the software programs for which upgrades will not be purchased from outside suppliers.

     The Company's operations depend largely on two different main computer systems, an IBM AS/400 operating system used for processing orders, billing and accounting, and a NorTel DMS 100/200 telephone switching system, which performs all telephone switching operations. The IBM AS/400 operating system software has been upgraded to a version that IBM has certified as Year 2000 compliant. The NorTel DMS 100/200 software will be upgraded during the second quarter of 1999 to a version that NorTel has certified as Year 2000 compliant. The Company was able to test the software of the AS/400 systems for compliance in the program test environment of the system, but it must rely on NorTel's certification with respect to the NorTel DMS 100/200 system, since the Company has no effective means of shutting down its switches for testing. During 1998 the cost of upgrading the Company's personal computers and operating systems has been expensed and did not exceed $18,000. The cost of upgrading the NorTel DMS 100/200, anticipated to total approximately $660,000, will be incurred in 1999 and capitalized. The cost for upgrading the AS/400 software was included with the price of the new AS/400 system installed in the first quarter of 1999.

     The Company does not directly interface with third parties in connection with the operations that are run on its AS/400 system. All third -party data utilized on the AS/400 is transmitted in tape form and is in a standard format, for which the Company has plans to make programming adaptations as necessary. The operating systems of the Company's internet and local area network servers have also been represented to be Year 2000 compliant by the systems providers.

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

     The Company's ability to supply long-distance and internet service to its customers in the future will depend in part on the effectiveness of the Year 2000 remediation efforts of the companies with which it interconnects. The Company has communicated with those companies and will continue to communicate with them. In addition, there can be no guarantee that the systems of those other companies will be timely corrected, or that a failure to correct by another company would not have a material adverse effect on the Company.

CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements. Certain prior year amounts have been reclassified to conform with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - The Company does not hold or issue derivatives instruments for any purposes or other financial instruments for trading purposes. The Company's only assets exposed to market risk are its interest bearing bank accounts, into which the Company deposits its excess operating funds on a daily basis. The Company's mortgage liabilities currently bear interest at a fixed rates. If the Company refinances its liabilities when they mature the nature and amount of the applicable interest rate or rates will be determined at that time. The Company also has a line of credit which accrues interest at 1.0% below prime rate.


                  PART II - OTHER INFORMATION

ITEMS 1. (Legal Proceedings), 2 (Changes in Securities), and 3 (Defaults Upon Senior Securities) are inapplicable.




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - At the Company's 1999 Annual Meeting of Common Shareholders held on April 30, 1999, Philip S. Demarest, Robert J. DeValentino, Herbert Gareiss, Jr. and Corinna S. Lewis were elected as directors for three-year terms. The terms of Fred M. Knipp, Howard Conklin, Jr., Henry L. Nielsen, Jr., Wisner H. Buckbee and Joseph E. DeLuca continued after the meeting.

     Matters voted on at the meeting and the results of each vote are as follows:


                                              For        Against     Abstain
1.  Set the number of directors            1,043,664       860           0
    at nine until the next
    annual meeting

                                              For        Against     Abstain
2.  Election of directors -
     Philip S. Demarest                    1,044,029         0         495
     Robert J. DeValentino                 1,043,526       503         495
     Herbert Gareiss, Jr.                  1,044,026         3         495
     Corinna S. Lewis                      1,037,626     6,403         495


                                              For        Against     Abstain
3.  Ratify the appointment of              1,043,594       300         630
    Bush and Germain as the
    independent public account-
    ants of the Company

Item 5.  Other Information

     a) Election of Officers


     At its reorganizational meeting on April 30, 1999, the Board of Directors elected the following persons to the positions set forth opposite their names:

     Howard Conklin, Jr.    -           Chairman of the Board
     Henry L. Nielsen, Jr.  -           Vice Chairman of the Board
     Fred M. Knipp          -           President
     Herbert Gareiss, Jr.   -           Vice President
     Larry Drake            -           Vice President
     Barbara Barber         -           Secretary
     Robert A. Sieczek      -           Treasurer
     Bonnie A. Jackowitz    -           Assistant Secretary
     Colleen M. Shannon     -           Assistant Secretary
     Dorinda M. Masker      -           Assistant Treasurer



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


                             Warwick Valley Telephone Company
                                        Registrant



Date 5/14/99                /S/ Herbert Gareiss, Jr.
                            Herbert Gareiss, Jr., Vice President
                                (Duly Authorized Officer)



Date 5/14/99                /S/ Robert A. Sieczek
                            Robert A. Siezcek, Treasurer
                            (Principal Financial and Chief
                                Accounting Officer)