Form 10-Q
period 1999-06-30
WARWICK VALLEY TELEPHONE CO
filed 1999-08-13
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C. 20549



                           FORM 10-Q


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

    For the quarterly period ended       June 30, 1999

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

     1,817,274 common shares, no par value, outstanding at June 30, 1999.


 PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                         WARWICK VALLEY TELEPHONE COMPANY

                            CONSOLIDATED BALANCE SHEET


                                           June 30,     December 31,
                                                      1999           1998
                                                   (Unaudited)     (Audited)
CURRENT ASSETS:
 Cash                                    $   564,703  $   593,867
 Accounts receivable, less accounts
  receivable allowance 1999 -$71,782;
   1998- $65,155;                          4,299,510    3,709,447
 Materials and supplies                    1,734,276    1,598,443
 Prepaid expenses                            594,967      353,598

                                           7,193,456    6,255,355

NONCURRENT ASSETS:
 Unamortized debt issuance expense            29,708       36,042
 Other deferred charges                      124,727      180,606
 Investments                               2,164,662    2,302,747

                                           2,319,097    2,519,395


PROPERTY, PLANT & EQUIPMENT:
 Plant in service                         42,446,606   40,188,147
 Plant under construction                  2,015,793    1,205,922

                                          44,462,399   41,394,069
 Less:  Accumulated depreciation          18,200,971   16,927,427


TOTAL PLANT                               26,261,428   24,466,642


TOTAL ASSETS                             $35,773,981  $33,241,392













Item 1. Financial Statements (Continued)

                           WARWICK VALLEY TELEPHONE COMPANY

                              CONSOLIDATED BALANCE SHEET

                                                    June 30,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1999           1998
                                                  (Unaudited)     (Audited)
CURRENT LIABILITIES:
 Current maturities-long term debt          $ 3,000,000      $         0
 Notes payable                                  600,000          400,000
 Accounts payable                             3,510,028        2,620,858
 Advance billing and payments                    79,606          100,146
 Customer deposits                              136,374          133,433
 Accrued taxes                                  198,025           87,183
 Accrued interest                                     0           74,085
 Accrued pension                                410,268          310,232
 Other accrued expenses                         246,607          342,428

                                              8,180,908        4,068,365

LONG-TERM DEBT                                4,000,000        7,000,000


DEFERRED CREDITS:
 Accumulated deferred federal income taxes    2,293,884        2,283,976
 Unamortized investment tax credits             138,347          158,447
 Other deferred credits                         168,053          158,685

                                              2,600,284        2,601,108


STOCKHOLDERS' EQUITY:
 Preferred stock - 5% cumulative; $100 par value;
  Authorized 7,500 shares;
  Issued and outstanding 5,000 shares           500,000         500,000
 Common stock - no par value;
  Authorized shares 2,160,000
  Issued 1,990,626 for 6/30/99 and
  12/31/98, respectively                      3,330,861       3,330,861
 Retained earnings                           19,942,218      18,521,348

                                             23,773,079      22,352,209

  Less:  Treasury stock at cost,
   173,352 shares 6/30/99 and
   12/31/98, respectively                     2,780,290       2,780,290

                                             20,992,789      19,571,919

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $35,773,981     $33,241,392


      The accompanying notes are an integral part of the financial statements.










Item 1. Financial Statements (Continued)
                        WARWICK VALLEY TELEPHONE COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
          FOR THE THREE AND SIX MONTHS  ENDED June 30, 1999  AND 1998
                                  (Unaudited)
                              Three Months Ended         Six Months Ended
                                   June 30,                   June 30,
                                1999       1998          1999          1998
OPERATING REVENUES:
 Local network service     $   907,880  $  734,289  $ 1,757,455    $ 1,485,688
 Network access and long
  distance network service   2,098,159   2,274,574    4,561,884      4,557,294
 Other services and sales    2,693,300   2,170,699    5,058,519      4,252,570
                             5,699,339   5,179,562   11,377,858     10,295,552
 Less: Provision for
  uncollectibles               (10,150)    (10,000)     (21,400)       (20,000)
 Total operating revenues    5,689,189   5,169,562   11,356,458     10,275,552

OPERATING EXPENSES:
 Plant specific                619,045     641,943    1,166,988      1,168,215
 Plant non-specific:
  Depreciation                 810,785     712,363    1,599,288      1,408,402
  Other                        145,177     161,924      297,972        306,782
  Customer operations        1,118,990   1,079,164    2,367,490      2,071,848
  Corporate operations         525,556     540,113    1,003,798        937,020
  Cost of services and sales   431,850     431,529      940,621        862,794

  Total operating expenses   3,651,403   3,567,036    7,376,157      6,755,061

OPERATING TAXES:
 Federal income taxes          690,465     409,326    1,288,375        966,120
 Property, revenue and
  payroll                      383,272     419,982      778,761        713,379
 Total operating taxes       1,073,737     829,308    2,067,136      1,679,499
 Operating income              964,049     773,218    1,913,165      1,840,992

NONOPERATING INCOME
  (EXPENSES)-NET:              555,177     218,316     946,795         430,189

 Income available for
  fixed charges              1,519,226     991,534   2,859,960       2,271,181

FIXED CHARGES:
 Interest on funded debt       138,375     138,375     276,750         276,750
 Other interest charges          8,312      17,916      16,796          37,686
 Amortization                    3,167       3,167       6,334           6,334
 Total fixed charges           149,854     159,458     299,880         320,770

 NET INCOME                  1,369,372     832,076   2,560,080       1,950,411

PREFERRED DIVIDENDS              6,250       6,250      12,500          12,500

INCOME APPLICABLE TO
 COMMON STOCK               $1,363,122  $  825,826 $ 2,547,580     $ 1,937,911

NET INCOME PER AVERAGE SHARE OF
 OUTSTANDING COMMON STOCK   $     0.75  $     0.46 $      1.40    $       1.07

CASH DIVIDENDS PAID
PER SHARE                   $     0.31  $     0.28 $      0.62     $      0.54

AVERAGE SHARES OF COMMON
 STOCK OUTSTANDING           1,817,274   1,809,123   1,817,274       1,804,970
The accompanying notes are an integral part of the financial statements.

1. Financial Statements (Continued)

                    WARWICK VALLEY TELEPHONE COMPANY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                               (Unaudited)


                                                    1999          1998

CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income                                    $ 2,560,080     $ 1,950,411
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                 1,605,622       1,414,736
   Deferred income tax and investment
    tax credit                                        (824)        (15,526)
   Interest charged to construction                (72,537)        (13,485)

Change in assets and liabilities:
 (Increase) Decrease in accounts receivable       (590,063)      1,014,060
 (Increase) Decrease in materials and supplies    (135,833)       (636,407)
 (Increase) Decrease in prepaid expenses          (241,369)       (208,319)
 (Increase) Decrease in deferred charges            55,879          60,119
 Increase (Decrease) in accounts payable           889,170        (627,766)
 Increase (Decrease) in customers' deposits          2,941           2,695
 Increase (Decrease) in advance billing and
  payment                                          (20,540)              0
 Increase (Decrease) in accrued expenses           136,793          77,373
 Increase (Decrease) in other liabilities          (95,821)        (69,052)

Net cash provided by operating activities        4,093,498       2,948,839

CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment      (3,394,074)     (1,558,886)
 Interest charged to construction                   72,537          13,485
 Changes in other investments                      138,085        (409,922)

Net cash used in investing activities           (3,183,452)     (1,955,323)

CASH FLOW FROM FINANCING ACTIVITIES:
 Increase (Decrease) in notes payable              200,000        (200,000)
 Dividends                                      (1,139,210)       (989,621)
 Sale of common stock                                    0          382,426

Net cash provided by (used in) financing
 activities                                       (939,210)        (807,195)

Increase (Decrease) in cash and cash
 equivalents                                       (29,164)         186,321

Cash and cash equivalents at beginning of year     593,867          482,534

Cash and cash equivalents at end of year       $   564,703      $   668,855


The accompanying notes are an integral part of the financial statements.








Item 1. Financial Statements (Continued)

                         WARWICK VALLEY TELEPHONE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

1.In the opinion of the management of the Warwick Valley Telephone Company, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the company's financial position as of June 30, 1999 and December 31, 1998, its income for the three-month and six-month periods ended June 30, 1999 and 1998 and its cash flow for the six periods ended June 30, 1999 and 1998.

  These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

  The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2.Non-operating income and expenses for the three-month and six-month periods ended June 30, 1999 and 1998 were as follows:

                                     Three Months Ended       Six Months Ended
                                           June 30,               June 30,
                                     1999         1998        1999        1998

    Interest income               $  3,537    $    703     $  7,017   $  1,994
    Interest during construction    46,533         667       72,537     13,485
    G/L disposition certain
      property                      52,606         311       53,491     14,510
    Special charges                 (6,966)     (6,994)     (11,831)    (9,292)
    Other non-operating income     459,467     223,629      825,581    409,492

                                  $555,177    $218,316     $946,795   $430,189































                    WARWICK VALLEY TELEPHONE COMPANY



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS -SIX MONTHS ENDED JUNE 30, 1999 - The Company's net income from all sources increased $609,669 (or 31.3%) to $2,560,080 for the six-month period ended June 30, 1999, as compared to the same period in 1998. Operating revenues increased by $1,080,906 (or 10.5%) after provision for uncollectibles, to $11,356,458 for the six-month period ended June 30, 1999 as compared to $10,275,552 for the corresponding period of 1998. The change in operating revenues was primarily the result of increases in local network service of $271,767 (or 18.3%) and other services and sales of $805,949 (or 18.9%) during the period as compared to the same six month period of 1998.

  Operating expenses increased by $621,096 (or 9.2%) to $7,376,157 for the six-month period ended June 30, 1999 as compared to the same period in 1998. Increased costs of salaries and benefits (approximately $195,000), depreciation ($191,000), legal fees ($76,000) and trunkline agreements ($264,000) were partially offset by decreases in costs for employee recruiting ($34,000), regulatory agency expense ($31,000), directory commissions ($21,000) and stationery and printing ($22,000).

  Non-operating income and expenses increased by $516,606 from $430,189 in the six-month period ended June 30, 1998 to $946,795 in the same period of 1999 largely as a result ofimproved earnings in the Company's cellular partnership. (See Liquidity and Capital Resources).

RESULTS OF OPERATIONS -THREE MONTHS ENDED JUNE 30, 1999 -The Company's net income from all sources increased $537,296 (or 64.5%) to $1,369,372 for the three-month period ended June 30, 1999, as compared to $832,076 for the same period in 1998. Operating revenues increased by $519,627 (or 10.1%) after provisions for uncollectibles, to $5,689,189 for the three-month period ended June 30, 1999 as compared to $5,169,562 for the corresponding period of 1998.
 The increase in operating revenues was caused mainly by the increase in other services and sales over the 1998 period.

  Operating expenses increased by $84,367 (or 2.4%) to $3,651,403 for the three-month period ended June 30, 1999 as compared to the same period in 1998. Increased costs of trunk line agreements ($139,000) and depreciation ($98,500) were offset by decreases in costs for regulatory agency expense ($45,700), employee recruiting ($34,000), material ($12,000), directory commissions ($21,000), stationery and printing ($22,000) and repairs and maintenance to vehicles ($15,600).

  Non-operating income and expenses increased by $336,861 to $555,177 in the three month period ended June 30, 1999 as compared to the same period of 1998 largely as a result of increased earnings in our cellular partnership referred to above under Results of Operations - Six Months ended June 30, 1999. (See Liquidity and Capital Resources below.)






LIQUIDITY AND CAPITAL RESOURCES - The Company's working capital decreased to ($987,452) at June 30, 1999 from $2,250,904 at June 30, 1998. Increases in current maturities-long term debt,accounts payable and notes payable were the main factors contributing to this decrease.

  The Company holds a 7.5% limited partnership interest in the cellular mobile telephone partnership which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. Since the inception of the partnership, the Company has made capital contributions of $249,750.
No further capital contributions are currently scheduled. The Company's share in the partnership's earnings was approximately $828,000 during the first six months of 1999, compared to $416,000 for the corresponding 1998 period.

  A wholly-owned subsidiary of the Company, Warwick Valley Mobile Telephone Company (WVMT), resells cellular telephone service to the Company's subscribers as well as to others. WVMT also sells and installs cellular telephone sets. The Company has invested approximately $182,000 in WVMT since its operations began on April 1, 1989. WVMT earned approximately $38,000 during the first six months of 1999, compared to $33,000 for the corresponding 1998 period.

  A second wholly-owned subsidiary, Warwick Valley Long Distance Company, Inc.
 (WVLD), began business in December 1993 in New Jersey and in May 1994 in New York. WVLD resells toll service to customers of Warwick Valley Telephone. WVLD achieved positive retained earnings prior to the end of 1994 and has been profitable since then, earning approximately $201,000 during the first six months of 1999, compared to $210,000 for the corresponding 1998 period.

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

  Another wholly-owned subsidiary, Hometown Online, Inc. (ONLINE) was organized during 1995. ONLINE is the corporate entity through which WVTC provides personal computer users connectivity to the Internet as well as local and regional information services. Service is offered within WVTC's service area as well as in nearby areas of New York, New Jersey and Pennsylvania. ONLINE began service in July 1995. WVTC has invested approximately $1,059,000 in ONLINE since its inception. ONLINE earned approximately $249,000 during the first six months of 1999, compared to $143,000 for the corresponding 1998 period.

  The Telecommunications Act of 1996 (the Act') creates a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The Company itself can provide competitive local exchange telephone service outside its franchised territory. Certification as a common carrier in the State of New York was received on October 2, 1998 and in the State of New Jersey on March 3, 1999. As a result, the Company has negotiated agreements for local wireline network interconnection with Citizens Telecommunications of New York, Inc. in the Middletown, New York area. On December 23, 1998 The New York State Public Service Commission ( NYPSC') issued an order requiring Citizens Telecommunications of New York, Inc. to provide local wireline network interconnection to the Company by March 31, 1999. This date was subsequently postponed by the NYPSC to June 7, 1999. Based upon the above agreement the Company installed a central office at 24 John Street in Middletown, New York on February 10, 1999, where it has provided extended local service since June 10, 1999. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey.

DEALING WITH THE IMPACT OF YEAR 2000 ON INFORMATION PROCESSING SYSTEMS - The Company incurred costs during 1998 and has incurred additional costs during 1999 addressing the impact of the Year 2000 problem on its information systems. The Year 2000 problem, which affects most corporations to varying degrees, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. This inability results largely from the use in earlier software of two, rather than four digits to identify years. The Company has completed an assessment of its systems and has developed a specific work plan to address this issue. The Company currently believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations. If it cannot, the Company could, in the worst case, have inaccurate dating of its telephone toll records or be unable to provide internet service.

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

  The Company's operations depend largely on two different main computer systems, an IBM AS/400 operating system used for processing orders, billing and accounting, and a NorTel DMS 100/200 telephone switching system, which performs all telephone switching operations. The IBM AS/400 operating system software has been upgraded to a version that IBM has certified as Year 2000 compliant. The NorTel DMS 100/200 software has been upgraded to a version that NorTel has certified as Year 2000 compliant. The Company was able to test the software of the AS/400 systems for compliance in the program test environment of the system, but it must rely on NorTel's certification with respect to the NorTel DMS 100/200 system, since the Company has no effective means of shutting down its switches for testing. During 1998 the cost of upgrading the Company's personal computers and operating systems was expensed and did not exceed $18,000. The cost of upgrading the NorTel DMS 100/200, anticipated to total approximately $660,000, was incurred during the second quarter of 1999 and capitalized. The cost for upgrading the AS/400 software was included with the price of the new AS/400 system installed in the first quarter of 1999.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - The Company does not hold or issue derivatives instruments for any purposes or other financial instruments for trading purposes. The Company's only assets exposed to market risk are its interest bearing bank accounts, into which the Company deposits its excess operating funds on a daily basis. The Company's mortgage liabilities currently bear interest at a fixed rates. If the Company refinances its liabilities when they mature the nature and amount of the applicable interest rate or rates will be determined at that time. The Company also has a line of credit which accrues interest at 0.75% below prime rate.


                       PART II - OTHER INFORMATION

ITEMS 1. (Legal Proceedings), 2 (Changes in Securities), and 3 (Defaults Upon Senior Securities), 4 (Submission of Matters to a Vote of Securities Holders) and 5 (Other Information) are inapplicable.








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


                            Warwick Valley Telephone Company
                                     Registrant



Date August 13, 1999           /S/
                               Herbert Gareiss, Jr., Vice President
                                    (Duly Authorized Officer)


Date August 13, 1999           /S/
                               Robert A. Sieczek, Treasurer
                                (Principal Financial and Chief
                                     Accounting Officer)