Form 10-Q
period 1999-09-30
WARWICK VALLEY TELEPHONE CO
filed 1999-11-15
CIK 104777

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

1,817,604 common shares, no par value, outstanding at September 30, 1999.

Part 1 Financial Information

Item 1. Financial Statements

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	1999	1998
	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash	$547,833	$593,867
Accounts receivable, less accounts
receivable allowance 1999 -$65,800; 1998- $65,155;	4,361,421	3,709,447
Materials and supplies	1,333,107	1,598,443
Prepaid expenses	552,857	353,598

	6,795,218	6,255,355

NONCURRENT ASSETS:
Unamortized debt issuance expense	26,541	36,042
Other deferred charges	128,829	180,606
Investments	2,670,360	2,302,747

	2,825,730	2,519,395

PROPERTY, PLANT & EQUIPMENT:
Plant in service	43,209,199	40,188,147
Plant under construction	2,193,255	1,205,922

	45,402,454	41,394,069
Less: Accumulated depreciation	18,551,961	16,927,427

TOTAL PLANT	26,850,493	24,466,642

TOTAL ASSETS	$36,471,441	$33,241,392

Item 1. Financial Statements

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED BALANCE SHEET
		September 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY		1999	1998
		(Unaudited)	(Audited)
CURRENT LIABILITIES:
Current maturities-long term debt		$3,000,000	$0
Notes payable		1,400,000	400,000
Accounts payable		2,327,064	2,620,858
Advance billing and payments		57,896	100,146
Customer deposits		134,412	133,433
Accrued taxes		224,862	87,183
Accrued interest		0	74,085
Accrued pension		460,286	310,232
Other accrued expenses		387,448	342,428
		7,991,968	4,068,365

LONG-TERM DEBT		4,000,000	7,000,000

DEFERRED CREDITS:
Accumulated deferred federal income taxes		2,298,845	2,283,976
Unamortized investment tax credits		128,297	158,447
Other deferred credits		173,319	158,685
		2,600,461	2,601,108

STOCKHOLDERS' EQUITY:
Preferred stock - 5% cumulative; $100 par value;
Authorized 7,500 shares;
Issued and outstanding 5,000 shares		500,000	500,000
Common stock no par value;
Authorized shares:	2,160,000
Issued 1,990,956 for 9/30/99 and 1,990,626 for12/31/98		3,345,216	3,330,861
Retained earnings		20,814,087	18,521,348
		24,659,303	22,352,209

Less: Treasury stock at cost, 173,352 shares 9/30/99 and 12/31/98, respectively		2,780,290	2,780,290

		21,879,013	19,571,919

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$36,471,442	$33,241,392

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENT OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	1999	1998	1999	1998
OPERATING REVENUES:
Local network service	$921,447	$768,943	$2,678,902	$2,254,631
Network access and long distance
Network service	2,988,115	2,851,839	7,549,999	7,409,133
Other services and sales	2,787,044	2,315,499	7,845,563	6,568,069
	6,696,606	5,936,281	18,074,464	16,231,833
Less: Provision for uncollectibles	(7,950)	(11,500)	(29,350)	(31,500)

Total operating revenues	6,688,656	5,924,781	18,045,114	16,200,333

OPERATING EXPENSES:
Plant specific	649,449	588,347	1,816,437	1,756,562
Plant non-specific:
Depreciation	847,485	736,076	2,446,774	2,144,478
Other	147,214	164,678	445,186	471,460
Customer operations	1,365,868	1,080,543	3,733,358	3,152,391
Corporate operations	496,999	553,476	1,500,797	1,490,496
Cost of services and sales	938,095	897,264	1,878,716	1,760,058
Total operating expenses	4,445,110	4,020,384	11,821,267	10,775,445

OPERATING TAXES:
Federal income taxes	764,856	593,990	2,053,231	1,560,110
Property, revenue and payroll	390,766	348,546	1,169,527	1,061,925

Total operating taxes	1,155,622	942,536	3,222,758	2,622,035
Operating income	1,087,924	961,861	3,001,089	2,802,853

NONOPERATING INCOME (EXPENSES)-NET:	584,618	388,254	1,531,413	818,443

Income available for fixed charges	1,672,542	1,350,115	4,532,502	3,621,296

FIXED CHARGES:
Interest on funded debt	138,375	138,375	415,125	415,125
Other interest charges	16,719	18,036	33,515	55,722
Amortization	3,167	3,167	9,501	9,501
Total fixed charges	158,261	159,578	458,141	480,348

NET INCOME	1,514,281	1,190,537	4,074,361	3,140,948

PREFERRED DIVIDENDS	6,250	6,250	18,750	18,750

INCOME APPLICABLE TO COMMON STOCK	$1,508,031	$1,184,287	$4,055,611	$3,122,198
NET INCOME PER AVERAGE SHARE OF
OUTSTANDING COMMON STOCK	$0.83	$0.65	$2.23	$1.72

CASH DIVIDENDS PAID PER SHARE	$0.35	$0.28	$0.97	$0.82

AVERAGE SHARES OF COMMON STOCK
OUTSTANDING	1,817,549	1,817,229	1,817,366	1,812,639
The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

(Unaudited)
	1999	1998

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$4,074,361	$3,140,948
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	2,456,275	1,414,736
Deferred income tax and investment tax credit	(647)	(15,526)
Interest charged to construction	(116,632)	(13,485)

Change in assets and liabilities:
(Increase) Decrease in accounts receivable	(651,974)	1,014,060
(Increase) Decrease in materials and supplies	265,336	(636,407)
(Increase) Decrease in prepaid expenses	(199,259)	(208,319)
(Increase) Decrease in deferred charges	51,777	60,119
Increase (Decrease) in accounts payable	(293,794)	(627,766)
Increase (Decrease) in customers' deposits	979	2,695
Increase (Decrease) in advance billing and payment	(42,250)	0
Increase (Decrease) in accrued expenses	213,648	77,373
Increase (Decrease) in other liabilities	45,020	(69,052)

Net cash provided by operating activities	5,802,840	4,139,376

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,830,627)	(1,558,886)
Interest charged to construction	116,632	13,485
Changes in other investments	(367,613)	(409,922)

Net cash used in investing activities	(5,081,608)	(1,955,323)

CASH FLOW FROM FINANCING ACTIVITIES:
Increase (Decrease) in notes payable	1,000,000	(200,000)
Dividends	(1,781,621)	(989,621)
Sale of common stock	14,355	382,426

Net cash provided by (used in) financing activities	(767,266)	(807,195)

Increase (Decrease) in cash and cash equivalents	(46,034)	1,376,858

Cash and cash equivalents at beginning of year	593,867	482,534

Cash and cash equivalents at end of year	$547,833	$1,859,392

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO FINANCIAL STATEMENTS

    In the opinion of the management of the Warwick Valley Telephone Company, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the company^s financial position as of September 30, 1999 and 1998, its income for the three-month and nine-month periods ended September 30, 1999 and 1998 and its cash f

  These financial statements should be read in conjunction with the financial statements and the notes included in the Company s Annual Report on Form 10-k for the year ended December 31, 1998.

  The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

  2. Non-operating Income and expenses for the three-month and nine-month periods ended September 30, 1999 and 1998 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	1999	1998	1999	1998
Interest income	$4,850	$10,797	$11,867	$12,791
Interest during construction	44,095	19,485	116,632	32,970
G/L disposition certain property	(18,811)	28,855	34,680	43,365
Special charges	(19,181)	(17,396)	(31,012)	(26,688)
Other non-operating income	573,665	346,513	1,399,246	756,005

	$584,618	$388,254	$1,531,413	$818,443

  WARWICK VALLEY TELEPHONE COMPANY

  Item 2. Management's Discussion and Analysis of

  Financial Condition and Results of Operations

  RESULTS OF OPERATIONS -NINE MONTHS ENDED September 30, 1999 - The Company's net income from all sources increased $933,413(or 29.7%) to $4,074,361 for the nine-month period ended September 30, 1999, as compared to the same period in 1998. Operating revenues increased by $1,844,781 (or 11.4%) after provision for uncollectibles, to $18,045,114 for the nine-month period ended September 30, 1999 as compared to $16,200,333 for the corresponding period of 1998. The change in operating revenues was primarily the result of increases in local network service of $424,271 (or 18.8%) and other services and sales of $1,277,494 (or 19.5%) during the period as compared to the same nine month period of 1998.

  Operating expenses increased by $1,045,822 (or 9.7%) to $11,821,267 for the nine-month period ended September 30, 1999 as compared to the same period in 1998. Increased costs of salaries and benefits (approximately $398,000), depreciation ($302,000), legal fees ($50,000), trunkline agreements ($374,000), advertising ($56,000) and material ($59,000) were partially offset by decreases in costs for employee recruiting ($24,000), regulatory agency expense ($27,000), directory commissions ($87,000), servicing machines ($29,000) and filing tariffs ($29,000).

  Non-operating income and expenses increased by $712,970 from $818,443 in the nine-month period ended September 30, 1998 to $1,531,413 in the same period of 1999 largely as a result of improved earnings in the Company's cellular partnership. (See Liquidity and Capital Resources).

  RESULTS OF OPERATIONS -THREE MONTHS ENDED September 30, 1999 -The Company's net income from all sources increased $323,744 (or 27.2%) to $1,514,281 for the three-month period ended September 30, 1999, as compared to $1,190,537 for the same period in 1998. Operating revenues increased by $763,875 (or 12.9%) after provisions for uncollectibles, to $6,688,656 for the three-month period ended September 30, 1999 as compared to $5,924,781 for the corresponding period of 1998. The increase in operating revenues was caused mainly by the increase in other services and sales over the 1998 period.

  Operating expenses increased by $424,726 (or 10.6%) to $4,445,110 for the three-month period ended September 30, 1999 as compared to the same period in 1998. Increased costs of trunk line agreements ($122,000), depreciation ($113,000), salaries and benefits ($97,000), repairs and maintenance to vehicles ($21,000), insurance ($15,000), material ($14,000), and employee recruiting ($10,000) were slightly offset by a decrease in costs for directory commissions ($63,000).

  Non-operating income and expenses increased by $196,364 to $584,618 in the three month period ended September 30, 1999 as compared to the same period of 1998, largely as a result of increased earnings in our cellular partnership referred to above under Results of Operations - Nine Months ended September 30, 1999. (See Liquidity and Capital Resources below.)

  LIQUIDITY AND CAPITAL RESOURCES - The Company's working capital decreased to ($1,196,750) at September 30, 1999 from $2,120,870 at September 30, 1998. Increases in accounts receivable and prepaid expenses were offset by larger increases in current maturities-long term debt(current mortgage bond matures May 1, 2000), accounts payable and notes payable.

  The Company holds a 7.5% limited partnership interest in the cellular mobile telephone partnership which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. Since the inception of the partnership, the Company has made capital contributions of $249,750. No further capital contributions are currently scheduled. The Company's share in the partnership's earnings was approximately $1,401,000 during the first nine months of 1999, compared to $764,000 for the corresponding 1998 period.

  A wholly-owned subsidiary of the Company, Warwick Valley Mobile Telephone Company (WVMT), resells cellular telephone service to the Company's subscribers as well as to others. WVMT also sells and installs cellular telephone sets. The Company has invested approximately $164,000 in WVMT since its operations began on April 1, 1989. WVMT earned approximately $56,000 during the first nine months of 1999, compared to $47,000 for the corresponding 1998 period.

  A second wholly-owned subsidiary, Warwick Valley Long Distance Company, Inc. (WVLD), began business in December 1993 in New Jersey and in May 1994 in New York. WVLD resells toll service to customers of Warwick Valley Telephone. WVLD achieved positive retained earnings prior to the end of 1994 and has been profitable since then, earning approximately $313,000 during the first nine months of 1999, compared to $334,000 for the corresponding 1998 period.

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

  Another wholly-owned subsidiary, Hometown Online, Inc. (ONLINE) was organized during 1995. ONLINE is the corporate entity through which WVTC provides personal computer users connectivity to the Internet as well as local and regional information services. Service is offered within WVTC's service area as well as in nearby areas of New York, New Jersey and Pennsylvania. ONLINE began service in July 1995. WVTC has invested approximately $867,000 in ONLINE since its inception. ONLINE earned approximately $544,000 during the first nine months of 1999, compared to $345,000 for the corresponding 1998 period.

  The Telecommunications Act of 1996 (the"Act") creates a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The Company itself can provide competitive local exchange telephone service outside its franchised territory. Certification as a common carrier in the State of New York was received on October 2, 1998 and in the State of New Jersey on March 3, 1999. As a result, the Company has negotiated agreements for local wireline network interconnection with Citizens Telecommunications of New York, Inc. in the Middletown, New York area. On December 23, 1998 The New York State Public Service Commission ("NYPSC") issued an order requiring Citizens Telecommunications of New York, Inc. to provide local wireline network interconnection to the Company by March 31, 1999. This date was subsequently postponed by the NYPSC to June 7, 1999. Based upon the above agreement the Company installed a central office at 24 John Street in Middletown, New York on February 10, 1999, where it has provided extended local service since June 10, 1999. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey.

  DEALING WITH THE IMPACT OF YEAR 2000 ON INFORMATION PROCESSING SYSTEMS - The Company incurred costs during 1998 and has incurred additional costs during 1999 addressing the impact of the Year 2000 problem on its information systems. The Year 2000 problem, which affects most corporations to varying degrees, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. This inability results largely from the use in earlier software of two, rather than four digits to identify years. The Company has completed an assessment of its systems and has completed a specific work plan to address this issue. The Company currently believes it has been able to modify or replace its affected systems to minimize any detrimental effects on operations.

  As a telephone company and provider of other telecommunications services, the Company depends for its operations on various kinds of hardware and software that may require modification or replacement in order to properly treat certain dates, including dates beginning on January 1, 2000. Since 1994, the Company has been making the necessary modifications in all software that it has generated internally. In 1997, it began a broader program to address the readiness of its systems for Year 2000 date-change issues. In the second quarter of 1997, the Company created a continually updated document that is intended to contain all procedures and plans related to the Company's Year 2000 remediation efforts. The first part of the planning and implementation document to be created was an inventory of all computer applications and a ranking of those applications by potential business impact. The management of the Company reviewed and adopted this document in the third quarter of 1997. In the fourth quarter of 1997, the Company's Management Information Systems Department began a more detailed analysis of the software and hardware in each of the applications identified in the inventory. This analysis was completed in the second quarter of 1998. In the third quarter of 1998, the Company began making the software modifications identified as being necessary and has since replaced all date-dependent computer chips in its personal computers. In the second quarter of 1999 the Company finished making all necessary modifications to the software programs for which upgrades will not be purchased from outside suppliers.

  The Company's operations depend largely on two different main computer systems, an IBM AS/400 operating system used for processing orders, billing and accounting, and a NorTel DMS 100/200 telephone switching system, which performs all telephone switching operations. The IBM AS/400 operating system software has been upgraded to a version that IBM has certified as Year 2000 compliant. The NorTel DMS 100/200 software has been upgraded to a version that NorTel has certified as Year 2000 compliant. The Company was able to test the software of the AS/400 systems for compliance in the program test environment of the system, but it must rely on NorTel's certification with respect to the NorTel DMS 100/200 system, since the Company has no effective means of shutting down its switches for testing. During 1998 the cost of upgrading the Company's personal computers and operating systems was expensed and did not exceed $18,000. The cost of upgrading the NorTel DMS 100/200, totaled approximately $660,000, was incurred during the second quarter of 1999 and was capitalized. The cost for upgrading the AS/400 software was included with the price of the new AS/400 system installed in the first quarter of 1999.

  The Company does not directly interface with third parties in connection with the operations that are run on its AS/400 system. All third-party data utilized on the AS/400 are transmitted in tape form and are in a standard format, for which the Company has plans to make programming adaptations as necessary. The operating systems of the Company's internet and local area network servers have also been represented to be Year 2000 compliant by the systems providers.

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

  PART II - OTHER INFORMATION

  Items 1. (Legal Proceedings), 2 (Changes in Securities), 3 (Defaults Upon Senior Securities), 4 (Submission of Matters to a Vote of Securities Holders) and 5 (Other Information) are inapplicable .

  Item 6. Exhibits and Reports on Form 8-K

  a) Exhibits - Not applicable

  b) Reports on Form 8-K - Not applicable

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Warwick Valley Telephone Company

  Registrant

  Date 11/12/99

  Herbert Gareiss, Jr., Vice President

  (Duly Authorized Officer)

  Date 11/12/99

  Robert A. Sieczek, Treasurer

  (Principal Financial and Chief

  Accounting Officer)