Form 10-Q/A
period 1999-09-30
WARWICK VALLEY TELEPHONE CO
filed 1999-12-15
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from _____ To _____

                         Commission file number 0-11174

                        WARWICK VALLEY TELEPHONE COMPANY
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New York                                14-1160510
   ------------------------------           ------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)


           47 Main Street, Warwick, New York                 10990
         --------------------------------------          -------------
        (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code (914) 986-8080
                                                          --------------


              ---------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

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

                         PART 1 - FINANCIAL INFORMATION



Item 1. Financial Statements
----------------------------

                        WARWICK VALLEY TELEPHONE COMPANY

                           CONSOLIDATED BALANCE SHEET


                                                         SEPTEMBER 30,    DECEMBER 31,
                                                             1999           1998
                                                        --------------   ------------
                                                          (Unaudited)     (Audited)
CURRENT ASSETS:
  Cash ................................................   $   547,833   $   593,867
  Accounts receivable, less accounts receivable
     allowance 1999--$65,800; 1998--$65,155;                4,361,421     3,709,447
  Materials and supplies ..............................     1,333,107     1,598,443
  Prepaid expenses ....................................       552,857       353,598
                                                          -----------   -----------
                                                            6,795,218     6,255,355
                                                          -----------   -----------

NONCURRENT ASSETS:
  Unamortized debt issuance expense ...................        26,541        36,042
  Other deferred charges ..............................       128,829       180,606
  Investments .........................................     2,670,360     2,302,747
                                                          -----------   -----------

                                                            2,825,730     2,519,395
                                                          -----------   -----------

PROPERTY, PLANT & EQUIPMENT:
  Plant in service ....................................    43,209,199    40,188,147
  Plant under construction ............................     2,193,256     1,205,922
                                                          -----------   -----------

                                                           45,402,455    41,394,069
     Less:  Accumulated depreciation ..................    18,551,961    16,927,427
                                                          -----------   -----------

TOTAL PLANT ...........................................    26,850,494    24,466,642
                                                          -----------   -----------

     TOTAL ASSETS .....................................   $36,471,442   $33,241,392
                                                          ===========   ===========


Item 1.  Financial Statements

                        WARWICK VALLEY TELEPHONE COMPANY

                           CONSOLIDATED BALANCE SHEET


                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1999          1998
                                                                -------------  ------------
                                                                 (Unaudited)     (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities-long term debt ..........................   $ 3,000,000   $         0
  Notes payable ..............................................     1,400,000       400,000
  Accounts payable ...........................................     2,327,064     2,620,858
  Advance billing and payments ...............................        57,896       100,146
  Customer deposits ..........................................       134,412       133,433
  Accrued taxes ..............................................       224,862        87,183
  Accrued interest ...........................................             0        74,085
  Accrued pension ............................................       460,286       310,232
  Other accrued expenses .....................................       387,448       342,428
                                                                 -----------   -----------
                                                                   7,991,968     4,068,365
                                                                 -----------   -----------

LONG-TERM DEBT ...............................................     4,000,000     7,000,000
                                                                 -----------   -----------

DEFERRED CREDITS:
  Accumulated deferred federal income taxes ..................     2,298,845     2,283,976
  Unamortized investment tax credits .........................       128,297       158,447
  Other deferred credits .....................................       173,319       158,685
                                                                 -----------   -----------
                                                                   2,600,461     2,601,108
                                                                 -----------   -----------

STOCKHOLDERS' EQUITY:
  Preferred stock - 5% cumulative; $100 par value;
    Authorized 7,500 shares;
    Issued and outstanding 5,000 shares ......................       500,000       500,000
  Common stock - no par value;
    Authorized shares: 2,160,000
    Issued 1,990,956 for 9/30/99 and 1,990,626 for 12/31/98 ..     3,345,216     3,330,861
  Retained earnings ..........................................    20,814,087    18,521,348
                                                                 -----------   -----------
                                                                  24,659,303    22,352,209

    Less:  Treasury stock at cost, 173,352 shares 9/30/99
            and 12/31/98, respectively .......................     2,780,290     2,780,290
                                                                 -----------   -----------
                                                                  21,879,013    19,571,919
                                                                 -----------   -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............   $36,471,442   $33,241,392
                                                                 ===========   ===========



    The accompanying notes are an integral part of the financial statements.

Item 1.  Financial Statements


                        WARWICK VALLEY TELEPHONE COMPANY
                        CONSOLIDATED STATEMENT OF INCOME

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


                                                                   Three Months Ended                    Nine Months Ended
                                                                      September 30,                        September 30,
                                                           --------------------------------        ---------------------------------
                                                                1999              1998                1999                 1998
                                                           ------------        ------------        ------------        -------------
OPERATING REVENUES:
   Local network service ...........................       $    921,447        $    768,943        $  2,678,902        $  2,254,631
   Network access and long distance
     Network service ...............................          2,988,115           2,851,839           7,549,999           7,409,133
   Other services and sales ........................          2,787,044           2,315,499           7,845,563           6,568,069
                                                           ------------        ------------        ------------        ------------
                                                              6,696,606           5,936,281          18,074,464          16,231,833
   Less: Provision for uncollectibles ..............             (7,950)            (11,500)            (29,350)            (31,500)
                                                           ------------        ------------        ------------        ------------
    Total operating revenues .......................          6,688,656           5,924,781          18,045,114          16,200,333
                                                           ------------        ------------        ------------        ------------

OPERATING EXPENSES:
   Plant specific ..................................            649,449             588,347           1,816,437           1,756,562
   Plant non-specific:
     Depreciation ..................................            847,485             736,076           2,446,774           2,144,478
     Other .........................................            147,214             164,678             445,186             471,460
   Customer operations .............................          1,365,868           1,080,543           3,733,358           3,152,391
   Corporate operations ............................            496,999             553,476           1,500,797           1,490,496
   Cost of services and sales ......................            938,095             897,264           1,878,716           1,760,058
                                                           ------------        ------------        ------------        ------------
    Total operating expenses .......................          4,445,110           4,020,384          11,821,267          10,775,445
                                                           ------------        ------------        ------------        ------------

OPERATING TAXES:
   Federal income taxes ............................            764,856             593,990           2,053,231           1,560,110
   Property, revenue and payroll ...................            390,766             348,546           1,169,527           1,061,925
                                                           ------------        ------------        ------------        ------------
     Total operating taxes .........................          1,155,622             942,536           3,222,758           2,622,035
                                                           ------------        ------------        ------------        ------------
     Operating income ..............................          1,087,924             961,861           3,001,089           2,802,853

NONOPERATING INCOME (EXPENSES)-NET: ................            584,618             388,254           1,531,413             818,443
                                                           ------------        ------------        ------------        ------------
     Income available for fixed charges ............          1,672,542           1,350,115           4,532,502           3,621,296
                                                           ------------        ------------        ------------        ------------

FIXED CHARGES:
   Interest on funded debt .........................            138,375             138,375             415,125             415,125
   Other interest charges ..........................             16,719              18,036              33,515              55,722
   Amortization ....................................              3,167               3,167               9,501               9,501
                                                           ------------        ------------        ------------        ------------
     Total fixed charges ...........................            158,261             159,578             458,141             480,348
                                                           ------------        ------------        ------------        ------------
     NET INCOME ....................................          1,514,281           1,190,537           4,074,361           3,140,948

PREFERRED DIVIDENDS ................................              6,250               6,250              18,750              18,750
                                                           ------------        ------------        ------------        ------------
  INCOME APPLICABLE TO COMMON STOCK ................       $  1,508,031        $  1,184,287        $  4,055,611        $  3,122,198
                                                           ============        ============        ============        ============
   NET INCOME PER AVERAGE SHARE OF
    OUTSTANDING COMMON STOCK .......................       $       0.83        $       0.65        $       2.23        $       1.72
                                                           ============        ============        ============        ============
   CASH DIVIDENDS PAID PER SHARE ...................       $       0.35        $       0.28        $       0.97        $       0.82
                                                           ============        ============        ============        ============
  AVERAGE SHARES OF COMMON STOCK
    OUTSTANDING ....................................          1,817,549           1,817,229           1,817,366           1,812,639
                                                           ============        ============        ============        ============



    The accompanying notes are an integral part of the financial statements.

Item 1.  Financial Statements

                        WARWICK VALLEY TELEPHONE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


                                                                                                  1999                      1998
                                                                                               -----------              -----------
CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income ................................................................             $ 4,074,361              $ 3,140,948
       Adjustments to reconcile net income to net cash
        Provided by operating activities:
         Depreciation and amortization ...........................................               2,456,275                2,153,979
         Deferred income tax and investment tax credit ...........................                    (647)                 (22,561)
         Interest charged to construction ........................................                (116,632)                 (32,970)

Change in assets and liabilities:
       (Increase) Decrease in accounts receivable ................................                (651,974)                  83,453
       (Increase) Decrease in materials and supplies .............................                 265,336                 (255,348)
       (Increase) Decrease in prepaid expenses ...................................                (199,259)                 (95,217)
       (Increase) Decrease in deferred charges ...................................                  51,777                   67,785
       Increase (Decrease) in accounts payable ...................................                (293,794)                  45,104
       Increase (Decrease) in customers' deposits ................................                     979                    6,859
       Increase (Decrease) in advance billing and payment ........................                 (42,250)                  61,868
       Increase (Decrease) in accrued expenses ...................................                 213,648                    9,631
       Increase (Decrease) in other liabilities ..................................                  45,020                  121,291
                                                                                               -----------              -----------
Net cash provided by operating activities ........................................               5,802,840                5,284,822
                                                                                               -----------              -----------

CASH FLOW FROM INVESTING ACTIVITIES:
       Purchase of property, plant and equipment .................................              (4,830,627)              (2,755,936)
       Interest charged to construction ..........................................                 116,632                   32,970
       Changes in other investments ..............................................                (367,613)                (758,671)
                                                                                               -----------              -----------
Net cash used in investing activities ............................................              (5,081,608)              (3,481,637)
                                                                                               -----------              -----------

CASH FLOW FROM FINANCING ACTIVITIES:
       Increase (Decrease) in notes payable ......................................               1,000,000                 (700,000)
       Dividends .................................................................              (1,781,621)              (1,504,708)
       Sale of common stock ......................................................                  14,355                  382,426
                                                                                               -----------              -----------
Net cash provided by (used in) financing activities ..............................                (767,266)              (1,822,282)
                                                                                               -----------              -----------
Increase (Decrease) in cash and cash equivalents .................................                 (46,034)                 (19,097)
Cash and cash equivalents at beginning of year ...................................                 593,867                  482,534
                                                                                               -----------              -----------
Cash and cash equivalents at end of year .........................................             $   547,833              $   463,437
                                                                                               ===========              ===========


    The accompanying notes are an integral part of the financial statements.

Item 1.  Financial Statements

                        WARWICK VALLEY TELEPHONE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

 1. In the opinion of the management of the Warwick Valley Telephone Company, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the company's financial position as of September 30, 1999 and 1998, its income for the three-month and nine-month periods ended September 30, 1999 and 1998 and its cash flow for the nine-month periods ended September 30, 1999 and 1998.

          These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-k for the year ended December 31, 1998.

          The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

 2. Non-operating Income and expenses for the three-month and nine-month periods ended September 30, 1999 and 1998 were as follows:



                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                            ----------------------         ------------------------
                                                               1999        1998               1999         1998
                                                            ----------   ---------         ----------    ----------
          Interest income ...........................       $   4,850    $  10,797         $   11,867    $  12,791
          Interest during construction ..............          44,095       19,485            116,632       32,970
          G/L disposition certain property ..........         (18,811)      28,855             34,680       43,365
          Special charges ...........................         (19,181)     (17,396)           (31,012)     (26,688)
          Other non-operating income ................         573,665      346,513          1,399,246      756,005
                                                            ----------   ----------        ----------    ----------
                                                            $ 584,618    $ 388,254         $1,531,413    $ 818,443
                                                            ==========   ==========        ==========    ==========

