Form 10-K
period 1999-12-31
WARWICK VALLEY TELEPHONE CO
filed 2000-03-30
CIK 104777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     -------

                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1999

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the transition period from ____to____

                           Commission File No. 0-11174

                        WARWICK VALLEY TELEPHONE COMPANY
                        --------------------------------
             (Exact name of registrant as specified in its charter)

               New York                                          14-1160510
--------------------------------------------------------------------------------
     (State or other jurisdiction                             (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

  47-49 Main Street, Warwick, New York                             10990
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (914) 986-1101
                                                   ---------------
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock (Without Par Value)
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any ammendment to this form 10-K. |X|

Aggregate market value of voting stock held by non-affiliates as of March 20, 2000 - $81,814,950.

Common shares outstanding, March 20, 2000 - 1,818,110

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Name                                    Incorporated Into

Annual Report to Shareholders for the year
ended December 31, 1999                                       Parts II
Proxy statement for the 2000 Annual Meeting
of Shareholders                                               Part III

The Exhibit Index for this report is located on page 11. The total number of pages contained in this report is 34.

Part 1.

Item 1.   BUSINESS.

     Warwick Valley Telephone Company (the 'Company') was incorporated in New York on January 16, 1902 and is qualified to do business as a foreign corporation in New Jersey. The Company's executive offices are located at 47 Main Street, Warwick, New York 10990 (Tel. No. 914-986-8080).

     The Company is an independent telephone company with 18,083 access lines in New York State and 10,424 in New Jersey at December 31, 1999. The Company manages its operations as two business segments, telephone service (including local, long distance and cellular) and internet service. Financial information regarding the Company's two business segments is found in Note 16 to the Consolidated Financial Statements incorporated in Part II hereof by reference. The Company provides telephone service to customers in the contiguous towns of Warwick and Goshen, New York, and the townships of West Milford and Vernon, New Jersey. The Company operates exchanges in Warwick (12,372 access lines), Florida (3,838 access lines) Pine Island (1,651 access lines) and Middletown (222), New York and Vernon (7,272 access lines) and Upper Greenwood Lake (3,152 access lines), New Jersey. On February 10, 1999 the Company activated its new switch in Middletown, New York and began to provide extended local service June 10, 1999. The Company's service area is primarily rural and has an estimated population of 50,000.

     In 1999, 13,275,178 toll calls were made on the Company's system, representing an decrease of 4.8% from 13,947,492 in 1998. Business customers represent 18.9% of total access lines, and no single customer's annual billings represent a significant portion of the Company's gross revenues.

     The Company has installed advanced digital switching equipment in all of its exchanges and fiber optic routes between central offices and to all neighboring telephone companies, and is currently constructing fiber optic routes in other locations.

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

     The Company holds a 7.5% limited partnership interest in a cellular mobile telephone partnership which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. The general partner is New York Cellular Geographic Service Area, Inc. (an affiliate of Bell Atlantic Mobile), and the other limited partners are Frontier Telephone Company and Taconic Telephone Corporation. Since the inception of the partnership, the Company has made capital contributions of $249,750; no further capital contributions are expected to be required in 2000. The partnership began offering cellular service in both counties in February 1988. The partnership's pre-tax income for the year ended December 31, 1999 was $31,184,573, and the Company's share of that pre-tax income was $2,338,843.

     The Company has four wholly-owned subsidiaries, three of which belong to the telephone segment of its operations. Warwick Valley Mobile Telephone Company, Inc. ('WVMT') resells cellular telephone service to the Company's subscribers as well as to others. WVMT also sells and installs cellular telephone sets. For the year ended December 31, 1999, WVMT had a pre-tax profit of $108,035. Warwick Valley Long Distance Company, Inc. ('WVLD') resells toll telephone service to the Company's subscribers. WVLD commenced operation in New Jersey in December, 1993 and in New York in May, 1994. WVLD had a pre-tax profit in 1999 of $648,548 . Warwick Valley Networks, Inc. ('WVN') was established during 1994 and is a partner in the New York State Independent Network
('NYSINET'), which was created by the independent telephone companies of New York to build and operate a data connections network. NYSINET makes it unnecessary for its member companies to rely on outside companies for these services and may also offer services to companies who are not members, creating a potential source of additional revenue. The NYSINET network was in operation during 1997 although not all members have become part of the system to date. NYSINET had a net loss of $32,559 during 1999, of which Warwick Valley Networks' (WVN) share was $1,387 .

     The Company's fourth subsidiary, Hometown Online, Inc.('Online'), was established to provide connectivity to the Internet as well as local and regional information services to personal computer users. All of the activities of the Company's internet service segment are conducted through Online. Service is offered within WVTC's service area as well as in nearby areas in New York, New Jersey and Pennsylvania. Online, which began business in July, 1995, had a pre-tax profit of $1,379,365 in 1999 and has approximately 22,000 customers.

     The Company incurred costs of approximately $700,000 to address the impact of the Year 2000 problem on its information systems, internet service and telephone service.

Since 1994, the Company has been making the necessary modifications in all software that it has generated internally. In 1997, it began a broader program to address the readiness of its systems for Year 2000 date-change issues. In the second quarter of 1997, the Company created a continually updated document that was intended to contain all procedures and plans related to the Company's Year 2000 remediation efforts. The management of the Company reviewed and adopted this document in the third quarter of 1997. In the fourth quarter of 1997, the Company's Management Information Systems Department began a more detailed analysis of the software and hardware in each of the applications identified in the inventory. This analysis was completed in the second quarter of 1998. In the third quarter of 1998, the Company began making the software modifications identified as being necessary and replaced all date-dependent computer chips in its personal computers. In the first quarter of 1999 the Management Information Systems Department finished making all necessary modifications to the software programs for which upgrades were not purchased from outside suppliers. During the second quarter of 1999 the Company updated its Nortel Switching Equipment to Year 2000 compliance. The Company did not experience any service interruptions or operational system failures resulting from the Year 2000.

COMPETITION

     Residential customers can purchase telephone sets (including cellular sets) and equipment compatible and operational with the Company's telephone and cellular systems at other retail outlets inside and outside the Company's territory and not affiliated with the Company. Such outlets include other telephone company telephone stores, department stores, discount stores, mail-order services and internet websites. Businesses in the Company's service area are also allowed to purchase equipment compatible and operational with the Company's system from other telephone and 'interconnect' companies. The Company's territory is surrounded by the territories of Bell Atlantic, Citizens Utilities, Sprint-United Telephone and Frontier Telephone, all of which offer residential and business telephone equipment. There are also several interconnect companies located within a 30-mile radius of Warwick, New York. WVMT competes against Bell Atlantic Mobile Communication Retail Company, Cellular One, Nextel and others offering either cellular service, the sale and installation of cellular equipment or wireless service.

     The Telecommunications Act of 1996 (the 'Act') creates a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The markets affected first have been the regional toll areas in both states. Regional toll competition was implemented in New York on January 1, 1997 and in New Jersey in May 1997. The competition in these areas has had the effect of reducing Warwick's revenues. The reduction in regional toll revenues for 1999 was 11.3% in New York and 10.2% in New Jersey. Under the Act the Company itself can provide competitive local exchange telephone service outside its franchised territory.

Certification as a common carrier in the State of New York was received on October 2, 1998 and in the State of New Jersey on March 3, 1999. As a result, the Company negotiated agreements for local wireline network interconnection with Citizens Telecommunications of New York, Inc. in the Middletown, New York area. The New York State Public Service Commission ("NYSPSC") approved the Company's application on December 23, 1998. Based upon this agreement the Company installed a central office at 24 John Street in Middletown, New York on February 10, 1999, where it began providing extended local service on June 10, 1999. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. There can be no assurances that the Company will implore any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company's franchise territory.

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

STATE AND FEDERAL REGULATION

     The Company's New York telephone service operations are subject to the jurisdiction of the the NYSPSC; its New Jersey telephone service operations, to the jurisdiction of the New Jersey Board of Public Utilities (the 'NJBPU'). These two bodies have regulatory authority over the Company with respect to rates, facilities, services, reports, issuance of securities and other matters. Interstate toll and access services are subject to the jurisdiction of the FCC.

     The Company, like many other telephone companies of its size, depends heavily for its revenues on inter- and intrastate toll usage, receiving approximately 57.1% of its revenues from these sources.

     With regard to interstate toll calls, the Company receives reimbursement from toll carriers in the form of charges for providing toll carriers access to and from the Company's local network.

     Pursuant to FCC requirements, the Company was obligated to make contributions to a long-term support fund of the National Exchange Carrier Association. On January 1, 1998, a new funding mechanism went into effect, pursuant to which all carriers contribute to a Universal Service Fund established by the FCC to cover high cost areas, low income customers, schools, libraries and rural health care providers. The Company's obligation to this fund for 1999 was $78,343 and for 2000 will be approximately $87,000. Quarterly updates modify the amounts contributed. Management does not currently expect that the amount contributed by the Company will change significantly.

     Also as of January 1, 1998, the Company began receiving substantial funds from the Universal Service Fund. As a result of the FCC order establishing the Fund, all local exchange carriers were required to reduce access charges billed to toll carriers. To offset this revenue reduction, the high cost portion of the Universal Service Fund provides payments monthly to carriers satisfying the characteristics set forth in the order. At the current level of support, the Company received $2.3 million in 1999 and expects to receive $2.4 million in 2000.

     The Company also receives access charges from toll carriers for all intrastate toll usage. The Company is obligated to make contributions to the New York State Access Settlement Pool (the 'NYSASP') but does not pool its toll or access revenues therein. The NYSASP began operations on October 1,1992 and supports the operations of certain telephone companies other than the Company. The Company contributed approximately $222,000 to the NYSASP for 1999 and is expected to contribute approximately $191,000 for 2000.

     In October 1998, the NYSPSC implemented the Targeted Accessibility Fund ("TAF") of New York to provide universal service in rural, high costs areas of the state. The Company's contribution to the TAF for 1999 was $16,287 and is expected to be approximately $27,000 for 2000.

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

EMPLOYEES

     The Company has 133 full-time and part-time employees, including 109 non-management employees. Sixty-one of the non-management employees (primarily the office staff and operators) are represented by the Warwick Valley Telephone Company Employees' Association ('WVTEA'). The current three-year contract between the Company and WVTEA expires November 4, 2001.

     Thirty non-management employees (primarily plant employees) are represented by Local 503 of the International Brotherhood of Electrical Workers (IBEW). The current five-year agreement between the Company and IBEW Local 503 expires April 30, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                           Age          Position and Period Served

M. Lynn Pike                    52          President since January 2000

Fred M. Knipp                   69          President 1988 - January 2000

Herbert Gareiss, Jr.            54          Vice President since 1989;
                                             Assistant Treasurer 1989-1997;
                                             Assistant Secretary 1980-1997;

Larry D. Drake                  56          Vice President since August 1998;

Brenda Schadt                   55          Vice President since September 1999

Barbara Barber                  57          Secretary since April 1998
                                             Assistant Secretary 1997-1998;

Robert A. Sieczek               56          Treasurer since April 1998
                                             Assistant Treasurer 1997-1998;

Bonnie A. Jackowitz             53          Assistant Secretary since 1998;

Colleen Shannon                 43          Assistant Secretary since 1998;

Dorinda M. Masker               48          Assistant Treasurer since 1998;

     There are no arrangements between any officer and any other person pursuant to which he was selected an officer.

Item 2.   PROPERTIES.

     The Company owns an approximately 22,000 square-foot building in Warwick, New York, which houses its general offices, operators, data processing equipment and the central office switch for the Warwick exchange. In addition, the Company owns several smaller buildings which serve as workshops, storage space or garages or which house switching equipment at the Company's other exchanges. The Company purchased a building at 24 John Street in Middletown, New York in order to support its expanded dial tone operations in its Middletown exchange. Of the Company's investment in telephone plant in service, central office equipment represents approximately 43.0%; connecting lines and related equipment, 35.3%; telephone instruments and related equipment, 2.9%; land and buildings, 5.1%; and other plant equipment, 13.7%. A substantial portion of the Company's properties is subject to the lien of the Company's Indenture of Mortgage.

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

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. (2)

Item 11.  EXECUTIVE COMPENSATION. (2)

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.(2)

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (2)


1 The material called for by Items 5, 6, 7, and 8 is included on the Company's Annual Report to its Shareholders for the year ended December 31, 1999, the relevant pages of which are incorporated by reference herein.

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

Part IV.

Item 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

          (a)  The following documents are filed as part of this report:

1. Financial Statements: The following financial statements of the Company, included in the Annual Report of the Company to its Shareholders for the year ended December 31, 1999, are included in Exhibit Number 3, filed herewith:

                                                        Reference Pages
                                                         Annual Report
                                                          On Form 10-K

Consolidated Statement of Income - Years
Ended December 31, 1999, 1998 and 1997                          7

Consolidated Balance Sheet - December 31,
1999 and 1998                                                   6

Consolidated Statement of Stockholders'
Equity - Years Ended December 31, 1999,
1998 and 1997                                                   8

Consolidated Statement of Cash Flows - Years                    9
Ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements                    10-19

2.   Financial Statement Schedules:

Report of Independent Certified                                19
 Public Accountants on Financial
 Statement Schedules

Schedules:

VIII. Valuation and Qualifying Accounts                        10



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

    13        Annual Report to Share-            Filed herewith
               holders for the year ended
               December 31, 1999, together
               with separate manually
               executed Independent
               Auditor's Report.

    23        Consent of Independent             Filed herewith
               Auditor

     (b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         WARWICK VALLEY TELEPHONE COMPANY


Dated: March  29,2000                    By  /s/  M. LYNN PIKE
                                             ---------------------------------
                                                  M. Lynn Pike
                                                  President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the 30 day of March, 2000.

            Signature                                  Title
            ---------                                  -----

      /s/ HERBERT GAREISS, JR.              Vice President and Director
---------------------------------------
      Herbert Gareiss, Jr.


      /s/ ROBERT A, SIECZEK                              Treasurer
---------------------------------------
        Robert A. Sieczek                    (Principal Financial and Accounting
                                                          Officer)

        /s/ FRED M. KNIPP                                 Director
---------------------------------------
          Fred M. Knipp


      /s/ WISNER H. BUCKBEE                               Director
---------------------------------------
        Wisner H. Buckbee


     /s/ HOWARD CONKLIN, JR.                              Director
---------------------------------------
       Howard Conklin, Jr.


      /s/ JOSEPH E. DELUCA                                Director
---------------------------------------
        Joseph E. DeLuca


     /s/ PHILIP S. DEMAREST                               Director
---------------------------------------
       Philip S. Demarest


    /s/ ROBERT J. DEVALENTINO                             Director
---------------------------------------
      Robert J. DeValentino

                                                          Director
---------------------------------------
        Corinna S. Lewis


    /s/ HENRY L. NIELSEN, JR.
---------------------------------------
      Henry L. Nielsen, Jr.                               Director

                        WARWICK VALLEY TELEPHONE COMPANY

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1999, 1998 and 1997



   Column A                    Column B                   Column C                   Column D               Column E

                                                          Additions

                              Balance at         Charged to       Charged to                               Balance at
                              Beginning          Costs and          Other                                     End
   Description                of Period           Expenses         Accounts         Deductions             of Period
                                                  (Note a)         (Note b)          (Note c)
Allowance for
 Uncollectibles:

Year 1999                      $65,155            $35,712          $74,325          ($110,037)              $65,155

Year 1998                      $65,155            $44,309          $58,780           $103,089               $65,155

Year 1997                      $65,154            $46,289          $53,124            $99,412               $65,155


(a)  Provision for uncollectibles as stated in statements of income.

(b) Amounts previously written off which were credited directly to this account when recovered.

(c)  Amounts written off as uncollectible.

                                  EXHIBIT INDEX

Exhibit No.        Description of Exhibit                                   Page

  13               Annual Report to Shareholders for the year                12
                   ended December 31, 1999

  23               Consent of Independent Auditors                           22


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