Form 10-Q
period 2000-03-31
WARWICK VALLEY TELEPHONE CO
filed 2000-05-15
CIK 104777

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   ----------

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ To __________

                         Commission file number 0-11174



                        WARWICK VALLEY TELEPHONE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  NEW YORK                                       14-1160510
    -------------------------------                         -------------------
    (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                         Identification No.)



   47 MAIN STREET, WARWICK, NEW YORK                               10990
----------------------------------------                        ----------
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

      1,818,110 common shares, no par value, outstanding at March 31, 2000.

================================================================================

                         PART 1 -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                        WARWICK VALLEY TELEPHONE COMPANY

                           CONSOLIDATED BALANCE SHEET


                                                      March 31,     December 31,
                                                        2000             1999
                                                     -----------     -----------
                                                     (Unaudited)      (Audited)
CURRENT ASSETS:
  Cash .........................................     $   670,478     $   865,521
  Accounts receivable, less accounts
    Receivable allowance 2000 - $69,534;
      1999 - $65,800; ..........................       3,733,047       4,015,673
  Materials and supplies .......................       1,312,993         983,222
  Prepaid expenses .............................         533,525         401,090
                                                     -----------     -----------
                                                       6,250,043       6,256,506
                                                     -----------     -----------
NONCURRENT ASSETS:
  Unamortized debt issuance expense ............          20,207          23,374
  Other deferred charges .......................          96,387         224,845
  Investments ..................................       3,584,710       2,858,301
                                                     -----------     -----------
                                                       3,701,304       3,106,520
                                                     -----------     -----------
PROPERTY, PLANT & EQUIPMENT:
  Plant in service .............................      45,910,054      45,049,356
  Plant under construction .....................       2,102,240       1,718,296
                                                     -----------     -----------
                                                      48,012,294      46,767,652
     Less:  Accumulated depreciation ...........      20,280,708      19,163,148
                                                     -----------     -----------
TOTAL PLANT ....................................      27,731,586      27,604,504
                                                     -----------     -----------
     TOTAL ASSETS ..............................     $37,682,933     $36,976,530
                                                     ===========     ===========

ITEM 1. FINANCIAL STATEMENTS


                        WARWICK VALLEY TELEPHONE COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                                MARCH 31,    DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                              2000           1999
                                                              ------------  ------------
                                                               (Unaudited)    (Audited)

CURRENT LIABILITIES:
  Current maturities-long term debt .......................   $ 3,000,000   $ 3,000,000
  Notes payable ...........................................       700,000       900,000
  Accounts payable ........................................     2,274,009     2,716,427
  Advance billing and payments ............................        13,955             0
  Customer deposits .......................................       131,768       129,660
  Accrued taxes ...........................................       637,737        22,168
  Accrued interest ........................................       207,188        73,067
  Other accrued expenses ..................................       153,954       356,990
                                                              -----------   -----------
                                                                7,118,611     7,198,312
                                                              -----------   -----------
LONG TERM DEBT & DEFERRED CREDITS:
  Long-term debt ..........................................     4,000,000     4,000,000
  Accumulated deferred federal income taxes ...............     2,087,935     2,079,064
  Unamortized investment tax credits ......................       108,647       118,247
  Other deferred credits ..................................        64,965        65,040
  Post retirement benefit obligation ......................       831,056       786,159
                                                              -----------   -----------
                                                                7,092,603     7,048,510
                                                              -----------   -----------
STOCKHOLDERS' EQUITY:
  Preferred stock - 5% cumulative; $100 par value;
    Authorized 7,500 shares;
    Issued and outstanding 5,000 shares ...................       500,000       500,000
  Common stock - no par value;
    Authorized shares: 2,160,000
    Issued 1,991,462 for 3/31/00 and 12/31/99, respectively     3,367,607     3,367,607
  Retained earnings .......................................    22,384,402    21,642,391
                                                              -----------   -----------
                                                               26,252,009    25,509,998
    Less: Treasury stock at cost, 173,352 shares 3/31/00
          and 12/31/99, respectively ......................     2,780,290     2,780,290
                                                              -----------   -----------
                                                               23,471,719    22,729,708
                                                              -----------   -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............   $37,682,933   $36,976,530
                                                              ===========   ===========


ITEM 1.  FINANCIAL STATEMENTS

                        WARWICK VALLEY TELEPHONE COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED March 31, 2000 AND 1999


                                                       2000            1999
                                                   -----------      -----------
OPERATING REVENUES:
   Local network service .....................     $ 1,029,709      $   849,575
   Network access and long distance
     Network service .........................       2,400,051        2,463,725
   Other services and sales ..................       2,822,606        2,364,719
                                                   -----------      -----------
                                                     6,252,366        5,678,019
   Less: Provision for uncollectibles ........         (10,002)         (11,250)
                                                   -----------      -----------
    Total operating revenues .................       6,242,364        5,666,769
                                                   -----------      -----------

OPERATING EXPENSES:
   Plant specific ............................         698,227          547,943
   Plant non-specific:
     Depreciation ............................         900,215          788,503
     Other ...................................         370,295          152,795
   Customer operations .......................       1,084,854        1,248,500
   Corporate operations ......................         801,126          478,242
   Cost of services and sales ................         501,108          508,771
                                                   -----------      -----------
    Total operating expenses .................       4,355,825        3,724,754
                                                   -----------      -----------

OPERATING TAXES:
   Federal income taxes ......................         717,465          597,910
   Property, revenue and payroll .............         375,283          395,489
                                                   -----------      -----------
     Total operating taxes ...................       1,092,748          993,400
                                                   -----------      -----------
     Operating income ........................         793,791          948,615

NONOPERATING INCOME (EXPENSES)-NET: ..........         777,101          391,618
                                                   -----------      -----------
     Income available for fixed charges ......       1,570,892        1,340,233
                                                   -----------      -----------

FIXED CHARGES:
   Interest on funded debt ...................         138,375          138,375
   Other interest charges ....................           8,388            8,484
   Amortization ..............................           3,167            3,167
                                                   -----------      -----------
     Total fixed charges .....................         149,930          150,026
                                                   -----------      -----------
     NET INCOME ..............................       1,420,962        1,190,207

PREFERRED DIVIDENDS ..........................           6,250            6,250
                                                   -----------      -----------
  INCOME APPLICABLE TO COMMON STOCK ..........     $ 1,414,712      $ 1,183,957
                                                   -----------      -----------
   NET INCOME PER AVERAGE SHARE OF
    OUTSTANDING COMMON STOCK .................     $      0.77      $      0.65
                                                   ===========      ===========
   CASH DIVIDENDS PAID PER SHARE .............     $      0.37      $      0.31
                                                   ===========      ===========
  AVERAGE SHARES OF COMMON STOCK
    OUTSTANDING ..............................       1,818,110        1,817,274
                                                   ===========      ===========


    The accompanying notes are an integral part of the financial statements.

ITEM 1. FINANCIAL STATEMENTS

                        WARWICK VALLEY TELEPHONE COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                2000           1999
                                                            -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income .......................................   $ 1,420,962    $ 1,190,208
       Adjustments to reconcile net income to net cash
        Provided by operating activities:
         Depreciation and amortization ..................       903,382        791,670
         Deferred income tax and investment tax credit ..        44,093         (1,168)
         Interest charged to construction ...............       (19,860)       (26,004)

Change in assets and liabilities:
       (Increase) Decrease in accounts receivable .......       282,626        364,777
       (Increase) Decrease in materials and supplies ....      (329,771)       423,538
       (Increase) Decrease in prepaid expenses ..........      (132,435)      (116,278)
       (Increase) Decrease in deferred charges ..........       128,458         59,981
       Increase (Decrease) in accounts payable ..........      (442,420)      (772,821)
       Increase (Decrease) in customers' deposits .......         2,108          3,682
       Increase (Decrease) in advance billing and payment        13,955        (43,708)
       Increase (Decrease) in accrued expenses ..........       749,690        549,736
       Increase (Decrease) in other liabilities .........      (203,036)       (46,435)
                                                            -----------    -----------
Net cash provided by operating activities ...............     2,417,752      2,377,178
                                                            -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
       Purchase of property, plant and equipment ........    (1,027,295)    (1,985,621)
       Interest charged to construction .................        19,860         26,004
       Changes in other investments .....................      (726,409)      (375,784)
                                                            -----------    -----------
Net cash used in investing activities ...................    (1,733,844)    (2,335,401)
                                                            -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
       Increase (Decrease) in notes payable .............      (200,000)       700,000
       Dividends ........................................      (678,951)      (569,605)
                                                            -----------    -----------
Net cash provided by (used in) financing activities .....      (878,951)       130,395
                                                            -----------    -----------
Increase (Decrease) in cash and cash equivalents ........      (195,043)       172,172
Cash and cash equivalents at beginning of year ..........       865,521        593,867
                                                            -----------    -----------
Cash and cash equivalents at end of year ................   $   670,478    $   766,039
                                                            ===========    ===========

       The accompanying notes are an integral part of the financial statements.

ITEM 1. FINANCIAL STATEMENTS

                        WARWICK VALLEY TELEPHONE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

1. In the opinion of the management of the Warwick Valley Telephone Company, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the company's financial position as of March 31, 2000 and 1999, its income for the three-month periods ended March 31, 2000 and 1999 and its cash flow for the three-month periods ended March 31, 2000 and 1999.

     These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. Non-operating Income and expenses for the three-month periods ended March 31, 2000 and 1999 were as follows:

                                                           Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                         2000          1999
                                                        --------     --------
         Interest income ...........................    $  5,183     $  3,480
         Interest during construction ..............      19,860       26,004
         G/L disposition certain property ..........      34,012          885
         Special charges ...........................      (8,284)      (4,865)
         Other non-operating income ................    $726,330     $366,114
                                                        --------     --------
                                                        $777,101     $391,618
                                                        ========     ========

                        WARWICK VALLEY TELEPHONE COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 - The Company's net income from all sources increased $230,754 (or 19.4%) to $1,420,962 for the three-month period ended March 31, 2000, as compared to the same period in 1999. Operating revenues increased by $575,595 (or 10.2%) after provision for uncollectibles, to $6,242,364 for the three-month period ended March 31, 2000 as compared to $5,666,769 for the corresponding period of 1999. The change in operating revenues was primarily the result of increases in local network service of $180,134 (or 21.2%) and other services and sales of $457,887 (or 19.4%) during the period as compared to the same three month period of 1999.

         Operating expenses increased by $631,071 (or 16.9%) to $4,355,825 for the three-month period ended March 31, 2000 as compared to the same period in 1999. Increased costs of salaries and benefits (approximately $261,700), depreciation ($111,700), non-qualified pension expense ($92,000), trunkline agreements ($112,400), financing costs ($20,000), advertising ($17,000) and employment advertising ($55,000) were partially offset by decreases in costs for directory commissions ($52,000), and legal fees ($21,000).

         Non-operating income and expenses increased by $385,483 from $391,618 in the three-month period ended March 31, 1999 to $777,101 in the same period of 2000 largely as a result of improved earnings in the Company's cellular partnership. (See Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES - The Company's working capital decreased to ($868,568) at March 31, 2000 from $1,296,672 at March 31, 1999 largely due to a reclassification of $3,000,000 for the current maturity of the Company's Series I bond due May 1, 2000.

         The Company holds a 7.5% limited partnership interest in the cellular mobile telephone partnership which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. Since the inception of the partnership, the Company has made capital contributions of $249,750. No further capital contributions are currently scheduled. The Company's share in the partnership's earnings was approximately $726,000 during the first three months of 2000, compared to $368,000 for the corresponding 1999 period.

         A wholly-owned subsidiary of the Company, Warwick Valley Mobile Telephone Company (WVMT), resells cellular telephone service to the Company's subscribers as well as to others. WVMT also sells and installs cellular telephone sets. The Company has invested approximately $130,000 in WVMT since its operations began on April 1, 1989. WVMT earned approximately $18,700 during the first three months of 2000, compared to $22,000 for the corresponding 1999 period.

         A second wholly-owned subsidiary, Warwick Valley Long Distance Company, Inc. (WVLD), began business in December 1993 in New Jersey and in May 1994 in New York. WVLD resells toll service to customers of Warwick Valley Telephone. WVLD achieved positive retained earnings prior to the end of 1994 and has been profitable since then, earning approximately $104,700 during the first three months of 2000, compared to $102,700 for the corresponding 1999 period.

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

     Another wholly-owned subsidiary, Hometown Online, Inc. (ONLINE) was organized during 1995. ONLINE is the corporate entity through which WVTC provides personal computer users connectivity to the Internet as well as local and regional information services. Service is offered within WVTC's service area as well as in nearby areas of New York, New Jersey and Pennsylvania. ONLINE began service in July 1995. WVTC has invested approximately $783,000 in ONLINE since its inception. ONLINE earned approximately $92,000 during the first three months of 2000, compared to $34,000 for the corresponding 1999 period.

     The Telecommunications Act of 1996 (the 'Act') creates a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The markets affected first have been the regional toll areas in both states. Regional toll competition was implemented in New York on January 1, 1997 and in New Jersey in May 1997. The competition in these areas has had the effect of reducing Warwick's revenues. The reduction in regional toll revenues for the first three months of 2000 was 9.0% in New York and 16.9% in New Jersey. Under the Act the Company itself can provide competitive local exchange telephone service outside its franchised territory.

     Certification as a common carrier in the State of New York was received on October 2, 1998 and in the State of New Jersey on March 3, 1999. As a result, the Company negotiated agreements for local wireline network interconnection with Citizens Telecommunications of New York, Inc. in the Middletown, New York area. The New York State Public Service Commission ('NYSPSC') approved the Company's application on December 23, 1998. Based upon this agreement the Company installed a central office at 24 John Street in Middletown, New York on February 10, 1999, where it began providing extended local service on June 10, 1999. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. There can be no assurances that the Company will implore any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company's franchise territory.

DEALING WITH THE IMPACT OF YEAR 2000 ON INFORMATION PROCESSING SYSTEMS -The Company incurred costs of approximately $700,000 to address the impact of the Year 2000 problem on its information systems, internet service and telephone service.

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

CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements. Certain prior year amounts have been reclassified to conform with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

PART II -- OTHER INFORMATION

ITEMS 1.  (Legal Proceedings), 2 (Changes in Securities),
                               3 (Defaults Upon Senior Securities),


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - At the Company's 2000 Annual Meeting of Common Shareholders held on April 28, 2000, Howard Conklin, Jr., Robert J. DeValentino, Henry L. Nielsen, Jr. and M. Lynn Pike were elected as directors for three-year terms. The terms of Fred M. Knipp, Herbert Gareiss, Jr., Philip S. Demarest, Corinna S. Lewis, Wisner H. Buckbee and Joseph
E. DeLuca continued after the meeting.

         Matters voted on at the meeting and the results of each vote are as follows:

                                                     FOR        AGAINST  ABSTAIN
                                                     ---        -------  -------
1.  Set the number of directors at                 1,359,885      273     4,478
       ten until the next annual meeting


                                                     FOR        AGAINST  ABSTAIN
                                                     ---        -------  -------
2.  Election of directors --
         Howard Conklin, Jr.                       1,364,153       470      13
         Robert J. DeValentino                     1,360,444     4,179      13
         Henry L. Nielsen, Jr.                     1,359,044     5,579      13
         M. Lynn Pike                              1,358,947     5,676      13


                                                     FOR        AGAINST  ABSTAIN
                                                     ---        -------  -------
3.  Ratify the appointment of                      1,355,419      739     8,478
       Bush and Germain as the
       independent public accountants
       of the Company

ITEM 5. OTHER INFORMATION

     a) Election of Officers

     At its reorganizational meeting on April 28, 2000, the Board of Directors elected the following persons to the positions set forth opposite their names:

         Howard Conklin, Jr.       -      Chairman of the Board
         Henry L. Nielsen, Jr.     -      Vice Chairman of the Board
         M. Lynn Pike              -      President
         Herbert Gareiss, Jr.      -      Vice President
         Larry Drake               -      Vice President
         Brenda A. Schadt          -      Vice President
         Barbara Barber            -      Secretary
         Robert A. Sieczek         -      Treasurer
         Bonnie A. Jackowitz       -      Assistant Secretary
         Colleen M. Shannon        -      Assistant Secretary
         Dorinda M. Masker         -      Assistant Treasurer

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         a) Exhibits -- Not applicable
         b) Reports on Form 8-K - Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      WARWICK VALLEY TELEPHONE COMPANY
                                                Registrant


Date 5/15/00                          /s/ HERBERT GAREISS, JR.
                                      ------------------------------------------
                                          Herbert Gareiss, Jr., Vice President
                                          (Duly Authorized Officer)



Date 5/15/00                          /s/ ROBERT A. SIECZEK
                                      ------------------------------------------
                                          Robert A. Sieczek, Treasurer
                                          (Principal Financial and Chief
                                          Accounting Officer)