Form 10-Q
period 2000-06-30
WARWICK VALLEY TELEPHONE CO
filed 2000-08-15
CIK 104777

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

                  For the quarterly period ended June 30, 2000

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

      1,820,120 common shares, no par value, outstanding at June 30, 2000.

================================================================================

                          PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements

                        WARWICK VALLEY TELEPHONE COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                           JUNE 30,      DECEMBER 31,
                                                             2000          1999
                                                         -----------     -----------
                                                         (Unaudited)     (Audited)

CURRENT ASSETS:
  Cash .............................................     $   298,219     $   865,521
  Accounts receivable, less accounts
    Receivable allowance 2000-$59,877; 1999-$65,800;       4,456,807       4,015,673
  Materials and supplies ...........................       1,137,566         983,222
  Prepaid expenses .................................         624,032         401,090
                                                         -----------     -----------

                                                           6,516,624       6,256,506
                                                         -----------     -----------


NONCURRENT ASSETS:
  Unamortized debt issuance expense ................          18,272          23,374
  Other deferred charges ...........................          59,844         224,845
  Investments ......................................       3,246,495       2,858,301
                                                         -----------     -----------

                                                           3,324,611       3,106,520
                                                         -----------     -----------


PROPERTY, PLANT & EQUIPMENT:
  Plant in service .................................      47,335,037      45,049,356
  Plant under construction .........................       1,751,256       1,718,296
                                                         -----------     -----------

                                                          49,096,293      46,767,652
     Less:  Accumulated depreciation ...............      20,991,870      19,163,148
                                                         -----------     -----------

TOTAL PLANT ........................................      28,104,423      27,604,504
                                                         -----------     -----------


     TOTAL ASSETS ..................................     $37,945,658     $36,976,530
                                                         ===========     ===========

Item 1. Financial Statements


                        WARWICK VALLEY TELEPHONE COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                                            JUNE 30,       DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                         2000            1999
                                                                         ------------     ------------
                                                                          (Unaudited)       (Audited)
CURRENT LIABILITIES:
  Current maturities-long term debt ..................................     $         0     $ 3,000,000
  Notes payable ......................................................       3,000,000         900,000
  Accounts payable ...................................................       2,950,865       2,716,427
  Advance billing and payments .......................................          81,678               0
  Customer deposits ..................................................         133,970         129,660
  Accrued taxes ......................................................          59,621          22,168
  Accrued interest ...................................................          23,683          73,067
  Other accrued expenses .............................................         203,996         356,990
                                                                           -----------     -----------
                                                                             6,453,812       7,198,312
                                                                           -----------     -----------

LONG TERM DEBT & DEFERRED CREDITS:
  Long-term debt .....................................................       4,000,000       4,000,000
  Accumulated deferred federal income taxes ..........................       2,096,807       2,079,064
  Unamortized investment tax credits .................................          99,047         118,247
  Other deferred credits .............................................          65,331          65,040
  Post retirement benefit obligation .................................         868,914         786,159
                                                                           -----------     -----------
                                                                             7,130,099       7,048,510
                                                                           -----------     -----------

STOCKHOLDERS' EQUITY:
  Preferred stock - 5% cumulative; $100 par value;
    Authorized 7,500 shares;
    Issued and outstanding 5,000 shares ..............................         500,000         500,000
  Common stock - no par value;
    Authorized shares:  2,160,000
    Issued 1,993,472 for 6/30/00 and 1,991,462 for 12/31/99 ..........       3,444,992       3,367,607
  Retained earnings ..................................................      23,197,046      21,642,391
                                                                           -----------     -----------
                                                                            27,142,038      25,509,998

    Less: Treasury stock at cost, 173,352 shares 6/30/00 and 12/31/99,
      respectively ...................................................       2,780,290       2,780,290
                                                                           -----------     -----------

                                                                            24,361,747      22,729,708
                                                                           -----------     -----------


    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................     $37,945,658     $36,976,530
                                                                           ===========     ===========


      The accompanying notes are an integral part of the financial statements.

Item 1.  Financial Statements


                        WARWICK VALLEY TELEPHONE COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
            FOR THE THREE and SIX MONTHS ENDED June 30, 2000 AND 1999
                                   (Unaudited)


                                               Three Months Ended               Six Months Ended
                                          -----------------------------   ----------------------------
                                               2000           1999            2000           1999
                                          -----------------------------   ----------------------------
OPERATING REVENUES:
   Local network service ..............   $  1,003,829    $    907,880    $  2,033,538    $  1,757,455
   Network access and long distance
     Network service ..................      2,254,375       2,098,159       4,654,426       4,561,884
   Other services and sales ...........      3,072,225       2,693,800       5,894,831       5,058,519
                                          ------------    ------------    ------------    ------------
                                             6,330,429       5,699,839      12,582,796      11,377,858
   Less: Provision for uncollectibles .        (10,002)        (10,150)        (20,004)        (21,400)
                                          ------------    ------------    ------------    ------------
    Total operating revenues ..........      6,320,427       5,689,689      12,562,792      11,356,458
                                          ------------    ------------    ------------    ------------

OPERATING EXPENSES:
   Plant specific .....................        818,947         621,115       1,517,174       1,173,381
   Plant non-specific:
     Depreciation .....................        909,837         810,785       1,810,053       1,599,288
     Other ............................        365,626         319,631         735,921         663,766
   Customer operations ................        996,126         977,707       2,080,980       2,031,277
   Corporate operations ...............        742,872         532,879       1,543,998       1,017,569
   Cost of services and sales .........        513,958         389,286       1,015,066         890,876
                                          ------------    ------------    ------------    ------------
    Total operating expenses ..........      4,347,366       3,651,403       8,703,191       7,376,157
                                          ------------    ------------    ------------    ------------

OPERATING TAXES:
   Federal income taxes ...............        754,235         690,465       1,471,700       1,288,375
   Property, revenue and payroll ......        424,582         383,272         799,865         778,761
                                          ------------    ------------    ------------    ------------
     Total operating taxes ............      1,178,817       1,073,737       2,271,565       2,067,136
                                          ------------    ------------    ------------    ------------
     Operating income .................        794,244         964,549       1,588,036       1,913,165

NONOPERATING INCOME (EXPENSES)-NET: ...        842,543         555,177       1,619,644         946,795
                                          ------------    ------------    ------------    ------------
     Income available for fixed charges      1,636,788       1,519,726       3,207,680       2,859,960
                                          ------------    ------------    ------------    ------------

FIXED CHARGES:
   Interest on funded debt ............         93,125         138,375         231,500         276,750
   Other interest charges .............         49,390           8,312          57,778          16,796
   Amortization .......................          1,936           3,167           5,103           6,334
                                          ------------    ------------    ------------    ------------
     Total fixed charges ..............        144,451         149,854         294,380         299,880
                                          ------------    ------------    ------------    ------------
     NET INCOME .......................      1,492,337       1,369,872       2,913,300       2,560,080
PREFERRED DIVIDENDS ...................          6,250           6,250          12,500          12,500
                                          ------------    ------------    ------------    ------------
  INCOME APPLICABLE TO COMMON STOCK ...   $  1,486,087    $  1,363,622    $  2,900,800    $  2,547,580
                                          ============    ============    ============    ============

   NET INCOME PER AVERAGE SHARE OF
    OUTSTANDING COMMON STOCK ..........   $       0.83    $       0.75    $       1.59    $       1.40
                                          ============    ============    ============    ============

   CASH DIVIDENDS PAID PER SHARE ......   $       0.37    $       0.31    $       0.74    $       0.62
                                          ============    ============    ============    ============

  AVERAGE SHARES OF COMMON STOCK
    OUTSTANDING .......................      1,819,115       1,817,274       1,818,613       1,817,274
                                          ============    ============    ============    ============


      The accompanying notes are an integral part of the financial statements

Item 1. Financial Statements

                        WARWICK VALLEY TELEPHONE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)


                                                             2000         1999
                                                         -----------   -----------
CASH FLOW FROM OPERATING ACTIVITIES:
      Net Income ....................................   $ 2,913,300    $ 2,560.080
      Adjustments to reconcile net income to net cash
       Provided by operating activities:
        Depreciation and amortization ...............     1,815,156      1,605,622
        Deferred income tax and investment tax
         credit .....................................        81,589           (824)
        Interest charged to construction ............       (39,030)       (72,537)

Change in assets and liabilities:
      (Increase) Decrease in accounts receivable ....      (441,134)      (590,063)
      (Increase) Decrease in materials and supplies .      (154,344)      (135,833)
      (Increase) Decrease in prepaid expenses .......      (222,942)      (241,369)
      (Increase) Decrease in deferred charges .......       165,001         55,879
      Increase (Decrease) in accounts payable .......       234,436        889,170
      Increase (Decrease) in customers' deposits ....         4,310          2,941
      Increase (Decrease) in advance billing and
       payment ......................................        81,678        (20,540)
      Increase (Decrease) in accrued expenses .......       (11,931)       136,793
      Increase (Decrease) in other liabilities ......      (152,994)       (95,821)
                                                        -----------    -----------
Net cash provided by operating activities ...........     4,273,095      4,093,498
                                                        -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment .....    (2,309,973)    (3,394,074)
      Interest charged to construction ..............        39,030         72,537
      Changes in other investments ..................      (388,194)       138,085
                                                        -----------    -----------
Net cash used in investing activities ...............    (2,659,137)    (3,183,452)
                                                        -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
      Increase (Decrease) in notes payable ..........     2,100,000        200,000
      Repayment of long term debt ...................    (3,000,000)             0
      Sale of common stock ..........................        77,835              0
      Dividends .....................................    (1,358,645)    (1,139,210)
                                                        -----------    -----------

Net cash provided by (used in) financing
 activities .........................................    (2,181,260)      (939,210)
                                                        -----------    -----------

Increase (Decrease) in cash and cash equivalents ....      (567,302)       (29,164)

Cash and cash equivalents at beginning of year ......       865,521        593,867
                                                        -----------    -----------

Cash and cash equivalents at end of period ..........   $   298,219    $   564,703
                                                        ===========    ===========



    The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements

                        WARWICK VALLEY TELEPHONE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

1. In the opinion of the management of the Warwick Valley Telephone Company, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the company's financial position as of June 30, 2000 and December 31, 1999, its income for the three-month and six-month periods ended June 30, 2000 and 1999 and its cash flow for the six-month period ended June 30, 2000 and 1999.

    These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. Non-operating income and expenses for the six-month and six-month periods ended June 30, 2000 and 1999 were as follows:

                               Three Months Ended           Six Months Ended
                                    June 30,                    June 30,
                             ----------------------     ------------------------
                               2000         1999           2000          1999
                             ----------   ---------     ----------     ---------
Interest income ..........   $  6,622      $  3,537    $   11,805      $  7,017
Interest during
 construction ............     19,170        46,533        39,030        72,537
G/L disposition certain
 property ................     40,553        52,606        74,565        53,491
Special charges ..........    (10,590)       (6,966)      (18,874)      (11,831)
Other non-operating
 income ..................   $786,788      $459,467    $1,513,118      $825,581
                             --------      --------    ----------      --------
                             $842,543      $555,177    $1,619,644      $946,795
                             ========      ========    ==========      ========

                       WARWICK VALLEY TELEPHONE COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--SIX MONTHS ENDED June 30, 2000 - The Company's net income from all sources increased $353,220 (or 13.8%) to $2,913,300 for the six-month period ended June 30, 2000, as compared to the same period in 1999. Operating revenues increased by $1,206,334 (or 10.6%) after provision for uncollectibles, to $12,562,792 for the six-month period ended June 30, 2000 as compared to $11,356,458 for the corresponding period of 1999. The change in operating revenues was primarily the result of increases in local network service of $276,083 (or 15.7%) and other services and sales of $836,312 (or 16.5%) during the period as compared to the same six-month period of 1999.

      Operating expenses increased by $1,327,034 (or 18.0%) to $8,703,191 for the six-month period ended June 30, 2000 as compared to the same period in 1999 due primarily to increased costs of salaries and benefits (approximately $496,000), depreciation ($211,000), trunkline agreements ($255,100) and non-qualified pension expense ($185,000).

      Non-operating income and expenses increased by $672,849 from $946,795 in the six-month period ended June 30, 1999 to $1,619,644 in the same period of 2000 largely as a result of improved earnings in the Company's cellular partnership. (See Liquidity and Capital Resources).

RESULTS OF OPERATIONS -THREE MONTHS ENDED JUNE 30, 2000 - The Company's net income from all sources increased $122,466 (or 8.9%) to $1,492,337 for the three-month period ended June 30, 2000, as compared to $537,296 for the same period in 1999. Operating revenues increased by $631,238 (or 11.1%) after provisions for uncollectibles, to $6,320,427 for the three-month period ended June 30, 2000 as compared to $5,689,189 for the corresponding period of 1999. The increase in operating revenues was caused mainly by the increase in other services and sales over the 2000 period.

      Operating expenses increased by $695,963 (or 19.1%) to $4,347,366 for the three-month period ended June 30, 2000 as compared to the same period in 1999. The change in operating expenses was primarily the result of increases in salaries and benefits (approximately $236,000), costs of trunk line agreements ($143,000), depreciation ($100,000), non-qualified pension ($93,000) and toll study expense ($24,000).

      Non-operating income and expenses increased by $287,366 to $842,543 in the three month period ended June 30, 2000 as compared to the same period of 1999 largely as a result of increased earnings in our cellular partnership referred to above under Results of Operations - Six Months ended June 30, 2000. (See Liquidity and Capital Resources below.)

LIQUIDITY AND CAPITAL RESOURCES -- The Company's working capital increased to $62,812 at June 30, 2000 from $($987,452) at June 30, 1999 largely due to the payment of the Company's $3,000,000 Series I bond at its maturity on May 1, 2000.

      The Company holds a 7.5% limited partnership interest in the cellular mobile telephone partnership which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. Since the inception of the partnership, the Company has made capital contributions of $249,750. No further capital contributions are currently scheduled. The Company's share in the partnership's earnings was approximately $1,513,000 during the first six months of 2000, compared to $828,000 for the corresponding 1999 period.

      A wholly-owned subsidiary of the Company, Warwick Valley Mobile Telephone Company (WVMT), resells cellular telephone service to the Company's subscribers as well as to others. WVMT also sells and installs cellular telephone sets. The Company has invested approximately $118,000 in WVMT since its operations began on April 1, 1989. WVMT earned approximately $31,000 during the first six months of 2000, compared to $38,000 for the corresponding 1999 period.

      A second wholly-owned subsidiary, Warwick Valley Long Distance Company, Inc. (WVLD), began business in December 1993 in New Jersey and in May 1994 in New York. WVLD resells toll service to customers of Warwick Valley Telephone. WVLD achieved positive retained earnings prior to the end of 1994 and has been profitable since then, earning approximately $166,000 during the first six months of 2000, compared to $201,000 for the corresponding 1999 period.

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

      Another wholly-owned subsidiary, Hometown Online, Inc. (ONLINE) was organized during 1995. ONLINE is the corporate entity through which WVTC provides personal computer users connectivity to the Internet as well as local and regional information services. Service is offered within WVTC's service area as well as in nearby areas of New York, New Jersey and Pennsylvania. ONLINE began service in July 1995. WVTC has invested approximately $623,000 in ONLINE since its inception. ONLINE earned approximately $440,000 during the first six months of 2000, compared to $249,000 for the corresponding 1999 period.

      On July 28, 2000 the Company made purchased 8.9% interest of the outstanding units of a new limited liability corporation called Hudson Valley DataNet, L.L.C. (HVDN) for $1,000,000. HVDN is a competitive telecommunications company that will begin to offer high speed bandwidth throughout the region by the fourth quarter of 2000. No further capital contributions are currently scheduled. The Company may voluntarily increase or be asked to increase its investment from time to time.

      The Telecommunications Act of 1996 (the "Act") creates a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The markets affected first have been the regional toll areas in both states. Regional toll competition was implemented in New York on January 1, 1997 and in New Jersey in May 1997. The competition in these areas has had the effect of reducing Warwick=s revenues. The reduction in regional toll revenues for the first six months of 2000 was 16.3% in New York and 10.4% in New Jersey. Under the Act the Company itself can provide competitive local exchange telephone service outside its franchised territory.

       Certification as a common carrier in the State of New York was received on October 2, 1998 and in the State of New Jersey on March 3, 1999. As a result, the Company negotiated agreements for local wireline network interconnection with Citizens Telecommunications of New York, Inc. in the Middletown, New York area. The New York State Public Service Commission (ANYSPSC@) approved the Company's application on December 23, 1998. Based upon this agreement the Company installed a central office at 24 John Street in Middletown, New York on February 10, 1999, where it began providing extended local service on June 10, 1999. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. There can be no assurances that the Company will implore any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company's franchise territory.

CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements. Certain prior year amounts have been reclassified to conform with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -- The Company does not hold or issue derivatives instruments for any purposes or other financial instruments for trading purposes. The Company's only assets exposed to market risk are its interest bearing bank accounts, into which the Company deposits its excess operating funds on a daily basis. The Company's mortgage liabilities currently bear interest at fixed rates. If the Company refinances its liabilities when they mature the nature and amount of the applicable interest rate or rates will be determined at that time. The Company also has a line of credit which accrues interest at 0.75% below prime rate. On May 1, 2000 the Company repaid its $3,000,000 Series I bond with short-term borrowing. The Company has the option of renewing such short-term borrowing every thirty, sixty or ninety days at prime rate or LIBOR rate plus 1.75%.

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

                                           Warwick Valley Telephone Company
                                           --------------------------------
                                                     Registrant

Date 8/14/00                                  /s/ HERBERT GAREISS, JR.
                                           ---------------------------------
                                           Herbert Gareiss, Jr., Vice President
                                                (Duly Authorized Officer)

Date 8/14/00                                 /s/ ROBERT A. SIECZEK
                                           ---------------------------------
                                              Robert A. Sieczek, Treasurer
                                             (Principal Financial and Chief
                                                  Accounting Officer)