Form 10-Q
period 2000-09-30
WARWICK VALLEY TELEPHONE CO
filed 2000-11-14
CIK 104777

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---                 EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---                 EXCHANGE ACT OF 1934

                        For the transition period from        To

                         Commission file number 0-11174


                        WARWICK VALLEY TELEPHONE COMPANY
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                       14-1160510
-------------------------------                         -------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)


   47 Main Street, Warwick, New York                    10990
--------------------------------------------------------------------------------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (914) 986-8080
                                                  -----------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


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

 1,803,022 common shares, no par value, were outstanding at September 30, 2000.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                        WARWICK VALLEY TELEPHONE COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                        SEPTEMBER 30,  DECEMBER 31,
                                                            2000           1999
                                                         -----------   -----------
                                                         (Unaudited)    (Audited)

CURRENT ASSETS:
  Cash                                                   $   438,072   $   865,521
  Accounts receivable, less accounts
    receivable allowance 2000 -$68,720; 1999- $65,155;     4,879,120     4,015,673
  Materials and supplies                                   1,615,593       983,222
  Prepaid expenses                                           558,786       401,090
                                                         -----------   -----------

                                                           7,491,571     6,256,506
                                                         -----------   -----------


NONCURRENT ASSETS:
  Unamortized debt issuance expense                           16,951        23,374
  Other deferred charges                                      23,301       224,845
  Investments                                              5,175,329     2,858,301
                                                         -----------   -----------


                                                           5,215,581     3,106,520
                                                         -----------   -----------


PROPERTY, PLANT & EQUIPMENT:
  Plant in service                                        48,210,026    45,049,356
  Plant under construction                                 1,873,100     1,718,296
                                                         -----------   -----------

                                                          50,083,126    46,767,652
     Less:  Accumulated depreciation                      21,876,169    19,163,148
                                                         -----------   -----------


TOTAL PLANT                                               28,206,957    27,604,504
                                                         -----------   -----------





     TOTAL ASSETS                                        $40,914,109   $36,976,530
                                                         ===========   ===========

----------------------------------------

                        WARWICK VALLEY TELEPHONE COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                                    SEPTEMBER 30, DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                   2000           1999
                                                                    -----------   -----------
                                                                    (Unaudited)    (Audited)
CURRENT LIABILITIES:
  Current maturities-long term debt                                 $         0   $ 3,000,000
  Notes payable                                                       3,800,000       900,000
  Accounts payable                                                    3,600,800     2,716,427
  Advance billing and payments                                           59,402             0
  Customer deposits                                                     132,470       129,660
  Accrued taxes                                                         547,818        22,168
  Accrued interest                                                       94,087        73,067
  Other accrued expenses                                                136,904       356,990
                                                                    -----------   -----------
                                                                      8,371,481     7,198,312
                                                                    -----------   -----------





LONG TERM DEBT & DEFERRED CREDITS:
  Long-term debt                                                      4,000,000     4,000,000
  Accumulated deferred federal income taxes                           2,105,678     2,079,064
  Unamortized investment tax credits                                     89,447       118,247
  Other deferred credits                                                 65,710        65,040
  Post retirement benefit obligation                                    906,773       786,159
                                                                    -----------   -----------
                                                                      7,167,608     7,048,510
                                                                    -----------   -----------



STOCKHOLDERS' EQUITY:
  Preferred stock - 5% cumulative; $100 par value;
    Authorized 7,500 shares;
    Issued and outstanding 5,000 shares                                 500,000       500,000
  Common stock - no par value;
    Authorized shares: 2,160,000
    Issued 1,993,519 for 9/30/00 and 1,991,462 for 12/31/99           3,446,848     3,367,607
  Retained earnings                                                  24,812,972    21,642,391
                                                                    -----------   -----------
                                                                     28,759,820    25,509,998

    Less:  Treasury stock at cost, 190,497 shares for 9/30/00 and
       173,352 for 12/31/99                                           3,384,800     2,780,290
                                                                    -----------   -----------

                                                                     25,375,020    22,729,708
                                                                    -----------   -----------




    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $40,914,109   $36,976,530
                                                                    ===========   ===========


         Please see the accompanying notes, which are an integral part of these financial statements.

----------------------------------------

                        WARWICK VALLEY TELEPHONE COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
         FOR THE THREE and NINE MONTHS ENDED September 30, 2000 AND 1999
                                   (Unaudited)

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                 September 30,
                                               2000            1999           2000            1999
                                          ----------------------------    ----------------------------
OPERATING REVENUES:
   Local network service                  $  1,005,437    $    921,447    $  3,038,975    $  2,678,902
   Network access and long distance
     network service                         2,378,253       2,233,468       7,032,679       6,795,352
   Other services and sales                  4,036,792       2,787,044       9,931,623       7,845,563
                                          ------------    ------------    ------------    ------------
                                             7,420,482       5,941,959      20,003,277      17,319,817
   Less: Provision for uncollectibles          (12,498)         (7,950)        (32,502)        (29,350)
                                          ------------    ------------    ------------    ------------

    Total operating revenues                 7,407,984       5,934,009      19,970,775      17,290,467
                                          ------------    ------------    ------------    ------------

OPERATING EXPENSES:
   Plant specific                              816,538         650,385       2,333,712       1,823,766
   Plant non-specific:
     Depreciation                              825,987         847,485       2,636,041       2,446,774
     Other                                     383,305         324,856       1,119,226         988,622
   Customer operations                       1,023,038         978,821       3,104,018       3,010,097
   Corporate operations                        744,727         504,624       2,288,724       1,522,193
   Cost of services and sales                  470,741         384,293       1,485,807       1,275,169
                                          ------------    ------------    ------------    ------------

    Total operating expenses                 4,264,336       3,690,464      12,967,528      11,066,621
                                          ------------    ------------    ------------    ------------

OPERATING TAXES:
   Federal income taxes                      1,192,652         764,856       2,664,352       2,053,231
   Property, revenue and payroll               424,852         390,766       1,224,717       1,169,526
                                          ------------    ------------    ------------    ------------

     Total operating taxes                   1,617,504       1,155,622       3,889,069       3,222,757
                                          ------------    ------------    ------------    ------------

     Operating income                        1,526,144       1,087,923       3,114,178       3,001,089

NONOPERATING INCOME (EXPENSES)-NET:            971,889         584,618       2,591,533       1,531,413
                                          ------------    ------------    ------------    ------------

     Income available for fixed charges      2,498,033       1,672,541       5,705,711       4,532,502
                                          ------------    ------------    ------------    ------------

FIXED CHARGES:
   Interest on funded debt                      70,500         138,375         302,000         415,125
   Other interest charges                       82,824          16,719         140,602          33,515
   Amortization                                  1,321           3,167           6,424           9,501
                                          ------------    ------------    ------------    ------------

     Total fixed charges                       154,645         158,261         449,026         458,141
                                          ------------    ------------    ------------    ------------

     NET INCOME                              2,343,388       1,514,280       5,256,685       4,074,361

PREFERRED DIVIDENDS                              6,250           6,250          18,750          18,750
                                          ------------    ------------    ------------    ------------

  INCOME APPLICABLE TO COMMON STOCK       $  2,337,138    $  1,508,030    $  5,237,935    $  4,055,611
                                          ============    ============    ============    ============

   NET INCOME PER AVERAGE SHARE OF
    OUTSTANDING COMMON STOCK              $       1.32    $       0.83    $       2.91    $       2.25
                                          ============    ============    ============    ============

   CASH DIVIDENDS PAID PER SHARE          $       0.41    $       0.35    $       1.15    $       0.97
                                          ============    ============    ============    ============

  AVERAGE SHARES OF COMMON STOCK
    OUTSTANDING                              1,806,087       1,817,549       1,814,437       1,817,366
                                          ============    ============    ============    ============

         Please see the accompanying notes, which are an integral part of these financial statements.

----------------------------------------

                        WARWICK VALLEY TELEPHONE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                           SEPTEMBER 30,  SEPTEMBER 30,
                                                               2000           1999
                                                            -----------    -----------

CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                           $ 5,256,685    $ 4,074,361
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation and amortization                        2,642,465      2,456,275
         Deferred income tax and investment tax credit          119,098           (647)
         Interest charged to construction                       (60,200)      (116,632)

Change in assets and liabilities:
       (Increase) Decrease in accounts receivable              (863,447)      (651,974)
       (Increase) Decrease in materials and supplies           (632,371)       265,336
       (Increase) Decrease in prepaid expenses                 (157,696)      (199,259)
       (Increase) Decrease in deferred charges                  201,544         51,777
       Increase (Decrease) in accounts payable                  884,371       (293,794)
       Increase (Decrease) in customers' deposits                 2,810            979
       Increase (Decrease) in advance billing and payment        59,402        (42,250)
       Increase (Decrease) in accrued expenses                  546,670        213,648
       Increase (Decrease) in other liabilities                (220,084)        45,020
                                                            -----------    -----------

Net cash provided by operating activities                     7,779,247      5,802,840
                                                            -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
       Purchase of property, plant and equipment             (3,238,495)    (4,830,627)
       Interest charged to construction                          60,200        116,632
       Changes in other investments                          (2,317,028)      (367,613)
                                                            -----------    -----------

Net cash used in investing activities                        (5,495,323)    (5,081,608)
                                                            -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
       Increase (Decrease) in notes payable                   2,900,000      1,000,000
       Repayment of long term debt                           (3,000,000)             0
       Sale of common stock                                      79,241         14,355
       Purchase of treasury stock                              (604,510)             0
       Dividends                                             (2,086,104)    (1,781,621)
                                                            -----------    -----------

Net cash provided by (used in) financing activities          (2,711,373)      (767,266)
                                                            -----------    -----------

Increase (Decrease) in cash and cash equivalents               (427,449)       (46,034)

Cash and cash equivalents at beginning of year                  865,521        593,867
                                                            -----------    -----------

Cash and cash equivalents at end of period                  $   438,072    $   547,833
                                                            ===========    ===========


       Please see the accompanying notes, which are an integral part of these financial statements.

----------------------------------------

                        WARWICK VALLEY TELEPHONE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

         1. In the opinion of the management of the Warwick Valley Telephone Company, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2000, its income for the three-month and nine-month periods ended September 30, 2000 and 1999 and its cash flow for the nine-month periods ended September 30, 2000 and 1999.

              These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-K on the year ended December 31, 1999.

              The Consolidated Balance Sheet as of December 31, 1999 has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

              The results of operations for any interim period are unaudited and are not necessarily indicative of the results of operations for a full year.

         2. Non-operating income and expenses for the three-month and nine-month periods ended September 30, 2000 and 1999 were as follows:

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                         2000             1999             2000             1999
                                                     -----------      -----------      -----------      -----------
                Interest income                      $     6,957      $     4,850      $    18,762      $    11,867
                Interest during construction              21,170           44,095           60,200          116,632
                G/L disposition certain property          37,452          (18,811)         112,017           34,680
                Special charges                          (22,517)         (19,181)         (41,391)         (31,012)
                Other non-operating income           $   928,827      $   573,665      $ 2,441,945      $ 1,399,246
                                                     -----------      -----------      -----------      -----------
                                                     $   971,889      $   584,618      $ 2,591,533      $ 1,531,413
                                                     ===========      ===========      ===========      ===========

                        WARWICK VALLEY TELEPHONE COMPANY


Item 2. Management's Discussion and Analysis of
-----------------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

RESULTS OF OPERATIONS -NINE MONTHS ENDED SEPTEMBER 30, 2000 - The Company"s net income from all sources increased $1,182,324 (or 29.0%) to $5,256,685 for the nine-month period ended September 30, 2000, as compared to $933,413 for the same period in 1999. Operating revenues increased by $2,680,308 (or 15.5%) after provision for uncollectibles, to $19,970,775 for the nine-month period ended September 30, 2000, as compared to $17,290,467 for the corresponding period of 1999. The change in operating revenues was primarily the result of increases in other services and sales of $2,086,060 (or 26.6%) during the period as compared to the same nine-month period of 1999.

         Operating expenses increased by $1,900,907 (or 17.2%) to $12,967,528 for the nine-month period ended September 30, 2000, as compared to $1,045,822 for the same period in 1999. This increase was due primarily to increased costs of salaries and benefits (approximately $615,400), trunkline agreements (approximately $417,000), depreciation (approximately $189,000), and non-qualified pension expense (approximately $255,300).

         Non-operating income and expenses increased by $1,060,120 (or 69.2%) to $2,591,533 for the nine-month period ended September 30, 2000, as compared to $1,531,413 for the same period of 1999 largely as a result of improved earnings in the Company"s cellular partnership. See "Liquidity and Capital Resources"

RESULTS OF OPERATIONS -THREE MONTHS ENDED SEPTEMBER 30, 2000 -The Company's net income from all sources increased $829,108 (or 54.8%) to $2,343,388 for the three-month period ended September 30, 2000, as compared to $1,514,280 for the same period in 1999. Operating revenues increased by $1,473,975 (or 24.8%) after provisions for uncollectibles, to $7,407,984 for the three-month period ended September 30, 2000, as compared to $5,934,009 for the corresponding period of 1999. The increase in operating revenues was caused mainly by the increase in other services and sales over the 2000 period.

         Operating expenses increased by $573,872 (or 13.5%) to $4,264,336 for the three-month period ended September 30, 2000, as compared to $424,726 for the same period in 1999. The change in operating expenses was primarily the result of increases in costs of trunk line agreements (approximately $162,000), non-qualified pension (approximately $92,000) and other services and sales (approximately $86,000).

         Non-operating income and expenses increased by $387,271 (or 66.2%) to $971,889 in the three month period ended September 30, 2000, as compared to $196,364 for the same period of 1999 largely as a result of increased earnings in the Company's cellular partnership referred to above under "Results of Operations - Nine Months ended September 30, 2000." See "Liquidity and Capital Resources" below.

LIQUIDITY AND CAPITAL RESOURCES - The Company"s working capital decreased to ($879,910) at September 30, 2000, compared to a decrease of ($1,196,750) at September 30, 1999, largely due to the payment of the Company's $3,000,000 Series I bond at its maturity on May 1, 2000.

         The Company holds a 7.5% limited partnership interest in a cellular mobile telephone partnership, Verizon Wireless, which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. Since the inception of the partnership, the Company has made capital contributions of $249,750. No further capital contributions are currently scheduled. The Company"s share in the partnership"s earnings was approximately $2,442,000 during the first nine months of 2000, compared to $1,399,000 for the corresponding 1999 period.

         A wholly-owned subsidiary of the Company, Warwick Valley Mobile Telephone Company ("WVMT"), resells cellular telephone service to the Company"s subscribers as well as to others. WVMT also sells and installs cellular telephone sets. The Company has invested approximately $107,000 in WVMT since its operations began on April 1, 1989. WVMT earned approximately $42,300 during the first nine months of 2000, compared to $56,400 for the corresponding 1999 period.

         A second wholly-owned subsidiary, Warwick Valley Long Distance Company, Inc. ("WVLD"), began business in December 1993 in New Jersey and in May 1994 in New York. WVLD resells toll service to customers of Warwick Valley Telephone. WVLD achieved positive retained earnings prior to the end of 1994 and has been profitable since such time, earning approximately $272,700 during the nine month period ended September 30, 2000, compared to $312,700 for the corresponding 1999 period.

         An additional wholly-owned subsidiary, Warwick Valley Networks, Inc. ("WVN"), was established during 1994. WVN is a partner in the New York State Independent Network ("NYSINET"), which was created by the independent telephone companies of New York to build and operate its own data connections network. NYSINET makes it unnecessary for its member companies to rely on outside companies for these services and also offers services to companies who are not members, creating a potential source of additional revenue. The NYSINET network was in operation during 1997 with Warwick Valley Telephone Company connecting in July of that year. To this date not all members have been added to the network. WVN has invested approximately $52,000 in NYSINET to date.

         Another wholly-owned subsidiary, Hometown Online, Inc. ("ONLINE") was organized during 1995. ONLINE is the corporate entity through which WVTC provides personal computer users with connection to the Internet as well as local and regional information services. Service is offered within WVTC"s service area as well as in nearby areas of New York, New Jersey and Pennsylvania. ONLINE began service in July 1995. WVTC has invested approximately $149,900 in ONLINE since its inception. ONLINE earned approximately $789,000 during the nine-month period ended September 30, 2000, compared to $543,600 for the corresponding 1999 period.

         On July 28, 2000 the Company purchased 8.9% of the outstanding units of Hudson Valley DataNet, L.L.C. ("HVDN") for $1,000,000. HVDN is a competitive telecommunications company that expects to offer high speed bandwidth throughout the region by the fourth quarter of 2000. No further capital contributions are currently scheduled, although the Company may voluntarily increase or be asked to increase its investment from time to time.

         On, October 20, 2000 the Company purchased 17.0% of Zephyr Wireless, LLC, a licensed reseller of wireless service nationwide, with a $1,000,000 cash investment and an additional commitment of up to $1,000,000 in the form of a promissory note to be drawn upon when needed. Zephyr Wireless will allow the Company to resell wireless services under private labeling.

         The Telecommunications Act of 1996 (the "Act") created a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The markets affected first have been the regional toll areas in New York and New Jersey. Regional toll competition was implemented in New York on January 1, 1997 and in New Jersey in May 1997. The competition in these areas has had the effect of reducing Warwick"s revenues. The reduction in regional toll revenues for the first nine months of 2000 was $142,162 (or 15.8%) in New York and $119,429 (or 9.8%) in New Jersey. Under the Act the Company itself can provide competitive local exchange telephone service outside its franchised territory.

          Certification as a common carrier in the State of New York was received by the Company on October 2, 1998 and in the State of New Jersey on March 3, 1999. As a result, the Company negotiated agreements for local wireline network interconnection with Citizens Telecommunications of New York, Inc. in the Middletown, New York area. The New York State Public Service Commission ("NYSPSC") approved the Company"s application on December 23, 1998. Based upon this agreement, the Company installed a central office at 24 John Street in Middletown, New York on February 10, 1999, where it began providing extended local service on September 10, 1999. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. There can be no assurances that the Company will implement any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company's franchise territory.

CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements. Certain prior year amounts have been reclassified to conform with the financial statements in the Company"s Annual Report on Form 10-K for the year ended December 31, 1999.


Item 3. Quantative and Qualitative Disclosures About Market Risk - The Company does not hold or issue derivatives instruments for any purposes or other financial instruments for trading purposes. The Company"s only assets exposed to market risk are its interest bearing bank accounts, into which the Company deposits its excess operating funds on a daily basis. The Company"s mortgage liabilities currently bear interest at fixed rates. If the Company refinances its liabilities when they mature the nature and amount of the applicable interest rate or rates will be determined at that time. The Company also has a line of credit which accrues interest at 0.75% below prime rate. On May 1, 2000 the Company repaid its $3,000,000 Series I bond with short-term borrowing. The Company has the option of renewing such short-term borrowing every thirty, sixty or ninety days at prime rate or LIBOR rate plus 1.75%.

                           PART II - OTHER INFORMATION


Items 1. (Legal Proceedings), 2 (Changes in Securities), 3 (Defaults Upon Senior Securities), 4 (Submission of Matters to a Vote of Securities Holders) and 5 (Other Information) are inapplicable.


Item 6.  Exhibits and Reports on Form 8-K
         a) Exhibits - Not applicable
         b) Reports on Form 8-K - None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Warwick Valley Telephone Company
                                   --------------------------------
                                               Registrant



Date 11/14/00                      /S/ Herbert Gareiss, Jr.
     --------                      --------------------------
                                          Herbert Gareiss, Jr., Vice President
                                          (Duly Authorized Officer)



Date 11/14/00                      /S/ Robert A. Sieczek
     --------                      ---------------------
                                          Robert A. Sieczek, Treasurer
                                          (Principal Financial and Chief
                                              Accounting Officer)