Form 10-K405
period 2000-12-31
WARWICK VALLEY TELEPHONE CO
filed 2001-04-02
CIK 104777

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                     _______

                                    FORM 10-K

       X  ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF
      ---              THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       ---               SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ____to____

                           Commission File No. 0-11174

                        WARWICK VALLEY TELEPHONE COMPANY
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                     14-1160510
------------------------------------      -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

 47 Main Street, Warwick, New York                        10990
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (845) 986-1101
                                                   ----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any ammendment to this form 10-K. X
               ---

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 23, 2001 - $73,032,921.

Common stock outstanding, March 23, 2001 -  1,803,282


                       DOCUMENTS INCORPORATED BY REFERENCE

                  Name                                   Incorporated Into

Annual Report to Shareholders for the fiscal year
ended December 31,2000                                       Part  II
Proxy Statement for the 2001 Annual Meeting
of Shareholders                                              Part III

The Exhibit Index for this Annual Report is located on page 11.
The total number of pages contained in this Annual Report is 38.

PART 1.

ITEM 1.   BUSINESS.

         Warwick Valley Telephone Company (the 'Company') was incorporated in New York on January 16, 1902 and is qualified to do business as a foreign corporation in New Jersey. The Company's executive offices are located at 47 Main Street, Warwick, New York 10990 (Tel. No. 845-986-8080).

         The Company provides communications services with 19,314 access lines in New York State and 10,926 in New Jersey at December 31, 2000. The Company manages its operations as two business segments, telephone service (including local, long distance and cellular) and internet service. Financial information regarding the Company's two business segments is found in Note 16 to the Consolidated Financial Statements incorporated in Part II hereof by reference. The Company provides telephone service to customers in the contiguous towns of Warwick and Goshen, New York, and the townships of West Milford and Vernon, New Jersey. The Company operates exchanges in Warwick (12,767 access lines), Florida (4,076 access lines) Pine Island (1,725 access lines) and Middletown (746), New York and Vernon (7,614 access lines) and Upper Greenwood Lake (3,312 access lines), New Jersey. The Company's service area is primarily rural and has an estimated population of 50,000.

         In the fiscal year ended December 31, 2000, 12,496,591 toll calls were made on the Company's system, representing a decrease of 10.6% from 13,275,178 in 1999. Business customers represent 6,584 (or 21.8%) of total access lines, and no single customer's annual billings represent a significant portion of the Company's gross revenues.

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

         The Company holds a 7.5% limited partnership interest in Bell Atlantic Orange-Poughkeepsie Limited Partnership, a cellular mobile telephone partnership which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. The general partner is New York Cellular Geographic Service Area, Inc. (an affiliate of Bell Atlantic Mobile), and the other limited partner is Taconic Telephone Corporation. In recent years the Company has received distributions from this partnership. The partnership's pre-tax income for the year ended December 31, 2000 was $43,415,680 representing an increase of $12,231,107 (or 39.2%) from 1999. The Company's share of that pre-tax income was $3,256,176.

     The Company has an 8.9% ownership interest in Hudson Valley DataNet ('HVDN'), L.L.C., a competitive telecommunications company that plans to offer high-speed bandwidth throughout the region in which the company competes. During 2000 the Company made a capital contribution to HVDN of $1,000,000.

     The Company also has a 19.5% interest in Zefcom, L.L.C., a licensed reseller of wireless services. In addition to the initial capital contribution of $1,000,000, the Company has a commitment to contribute another $500,000 to Zefcom, L.L.C. in the form of a promissory note payable on demand.

         The Company has two wholly-owned subsidiaries which belong to the telephone segment of its operations. Warwick Valley Mobile Telephone Company, Inc. (`WVMT'), one of the wholly-owned subsidiaries, resells cellular telephone service to the Company's subscribers as well as to others. WVMT also sells and installs cellular telephone sets. For the fiscal year ended December 31, 2000 WVMT had a pre-tax profit of $68,310 a decrease of $39,725 (or 36.8%) from 1999. Warwick Valley Long Distance Company, Inc. (`WVLD'), the Company's other wholly-owned subsidiary, resells toll telephone service to the Company's subscribers. For the fiscal year ended December 31, 2000 WVLD had a pre-tax profit of $535,082, a decrease of $113,466 (or 17.5%) from 1999.

         Hometown Online, Inc.(`Online'), another wholly-owned subsidiary of the Company, was established to provide connectivity to the Internet as well as local and regional information services to personal computer users. All of the activities of the Company's internet service segment are conducted through Online. Service is offered within WVTC's service area as well as in nearby areas in New York, New Jersey and Pennsylvania. Online had a pre-tax profit of $1,947,622 in the fiscal year ended December 31, 2000, an increase of $568,257 (or 41.2%) from 1999. At December 31, 2000 Online had approximately 24,000 customers.

         On February 9, 2001 the Company filed a Petition with the NYSPSC seeking authority to issue unsecured promissory notes (the `Notes') in the amount of $21,238,971. The proceeds of the Notes will be used to replace existing equipment, to refinance existing indebtedness and to purchase equipment to be used in connection with the Company's new video business. The Petition is currently pending and NYSPSC action, as well as action by any other relevant public utility commission, is expected, but not assured, during the third quarter of 2001.

COMPETITION

         The Company's residential customers can purchase telephone sets (including cellular sets) and equipment compatible and operational with the Company's telephone and cellular systems at other retail outlets inside and outside the Company's territory and not affiliated with the Company. Such outlets include other telephone company telephone stores, department stores, discount stores, mail-order services and internet websites. Businesses in the Company's service area are also allowed to purchase equipment compatible and operational with the Company's system from other telephone and "interconnect" companies. The Company's territory is surrounded by the territories of Bell Atlantic, Citizens Utilities, Sprint-United Telephone and Frontier Telephone, all of which offer residential and business telephone equipment. There are also several interconnect companies located within a 30-mile radius of Warwick, New York. WVMT competes against Bell Atlantic Mobile Communication Retail Company, Cellular One, Nextel and others offering either cellular service, the sale and installation of cellular equipment or other wireless services.

         The Telecommunications Act of 1996 (the `Act') created a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The markets affected first have been the regional toll areas in both states. Regional toll competition has had the effect of reducing the Company's revenues. The reduction in regional toll revenues for the year ended December 31, 2000 was $170,470 (or 14.5%) in New York and $142,678 (or 8.9%) in New Jersey. Under the Act the Company itself can provide competitive local exchange telephone service outside its franchised territory. The Company is currently competing with Citizen's Telecommunications of New York in the Middletown, New York area for local service through access lines. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. There can be no assurances that the Company will implore any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company's franchise territory.

         The cellular partnership referred to above is in competition with two non-wire-line licensees, one of which is currently operating a cellular system in Dutchess County, New York, and the other in Orange County, New York as well as personal communication service (`PCS') providers.

         The Company currently provides access to the national and international calling markets as well intrastate calling markets through all interested inter-exchange carriers, including WVLD. Equal access (`one-plus') service to all toll carriers has been available to the Company's customers since August 1, 1991. Access to the remainder of the intrastate calling markets is provided by the Company as well as other exchange carriers. WVLD, as an inter-exchange carrier, competes against all such other carriers, providing full toll services to its customers at discounted rates.

         Online competes both on the basis of service and price. There are numerous competitors throughout Online's market area whose services are available to customers. Despite the presence of such competitors, Online is experiencing rapid growth. For the year ended December 31, 2000, Online's revenues were $5,969,307 an increase of $1,329,443 (or 22.3%) from 1999. Whether growth and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the level of demand for services.

STATE AND FEDERAL REGULATION

         The Company's New York telephone service operations are subject to the jurisdiction of the the New York State Public Service Commission (`NYSPSC'); its New Jersey telephone service operations, to the jurisdiction of the New Jersey Board of Public Utilities ( 'NJBPU'). These two bodies have regulatory authority over the Company with respect to rates, facilities, services, reports, issuance of securities and other matters. Interstate toll and access services are subject to the jurisdiction of the Federal Communications Commission (`FCC').

         The Company depends heavily on its network access revenues, receiving approximately $8,057,562 (or 30.2%) of its revenues from this source. The Company receives reimbursement from carriers in the form of charges for providing carriers access to and from the Company's local network.

         Pursuant to FCC requirements, the Company was obligated to make contributions to a long-term support fund of the National Exchange Carrier Association. On January 1, 1998, a new funding mechanism went into effect, pursuant to which all carriers contribute to a Universal Service Fund established by the FCC to cover high cost areas, low income customers, schools, libraries and rural health care providers. The Company's obligation to this fund for the year ended December 31, 2000 was $144,839 and for 2001 will be approximately $160,000. Quarterly updates modify the amounts contributed. Management does not currently expect that the amount contributed by the Company will change significantly.

         Also as of January 1, 1998, the Company began receiving substantial funds from the Universal Service Fund. As a result of the FCC order establishing the Universal Service Fund, all local exchange carriers were required to reduce access charges billed to toll carriers. To offset this revenue reduction, the high cost portion of the Universal Service Fund provides payments monthly to carriers satisfying the characteristics set forth in the order. At the current level of support, the Company received $2,300,000 during the fiscal year ended December 31, 2000 and expects to receive $2,500,000 in the fiscal year ending December 31, 2001.

         The Company also receives access charges from toll carriers for all intrastate toll usage. The Company is obligated to make contributions to the New York State Access Settlement Pool ('NYSASP'), a non-profit corporation that serves New York State telecommunication providers as a clearing house for inter-company payments, but does not pool its toll or access revenues therein. The NYSASP began operations on October 1, 1992 and supports the operations of certain telephone companies other than the Company. The Company contributed approximately $191,000 to the NYSASP during the fiscal year ending December 31, 2000 and is expected to contribute approximately $153,000 in the fiscal year ending December 31, 2001.

         In October 1998, the NYSPSC implemented the Targeted Accessibility Fund ('TAF') of New York to provide universal service in rural, high costs areas of the state. The Company's contribution to the TAF during the fiscal year ended December 31, 2000 was $16,615 and is expected to be approximately $20,000 in the fiscal year ended December 31, 2001.

         In the Company's two New Jersey exchanges, intrastate toll revenues are retained by toll carriers, of which the Company is one. The associated access charges are retained by the Company. Revenues resulting from traffic between the Company and Bell Atlantic and United Telephone are adjusted by charges payable to each company for terminating traffic.

         In addition to charging for access to and from the Company's local network, the Company bills and collects charges for most interstate and intrastate toll messages carried on its facilities. Interstate billing and collection services provided by the Company are not regulated. They are provided under contract by the Company. Intrastate billing and collection remain partly regulated in New York and fully regulated in New Jersey. The regulated services are provided under tariff. Some carriers provide their own billing and collection services.

EMPLOYEES

         As of March 26, 2001, the Company had 112 full-time and 23 part-time employees, including 105 non-management employees. Seventy of the non-management-employees (primarily the office staff and operators) are represented by the Warwick Valley Telephone Company Employees' Association ('WVTEA'). The current three-year contract between the Company and WVTEA expires November 4, 2001.

         Thirty-two non-management employees (primarily plant employees) are represented by Local 503 of the International Brotherhood of Electrical Workers
(IBEW). The current five-year agreement between the Company and IBEW Local 503 expires April 30, 2003.

         The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS

NAME                           AGE          POSITION AND PERIOD SERVED

M. Lynn Pike                   53           President since January 2000

Fred M. Knipp                  70           President 1988 - January 2000

Herbert Gareiss, Jr.           55           Vice President since 1989;
                                            Assistant Treasurer 1989-1997;
                                            Assistant Secretary 1980-1997;

Larry D. Drake                 57           Vice President since August 1998;

Brenda Schadt                  56           Vice President since September 1999

Barbara Barber                 58           Secretary since April 1998
                                            Assistant Secretary 1997-1998;

Robert A. Sieczek              57           Treasurer since April 1998
                                            Assistant Treasurer 1997-1998;

Bonnie A. Jackowitz            54           Assistant Secretary since 1998;

Colleen Shannon                44           Assistant Secretary since 1998;

Dorinda M. Masker              49           Assistant Treasurer since 1998;

         There are no arrangements between any officer and any other person pursuant to which he or she was selected an officer.

ITEM 2.   PROPERTIES.

         The Company owns an approximately 22,000 square-foot building in Warwick, New York, which houses its general offices, operators, data processing equipment and the central office switch for the Warwick exchange. In addition, the Company owns several smaller buildings which serve as workshops, storage space or garages or which house switching equipment at the Company's other exchanges. During 1999, the Company purchased a building at 24 John Street in Middletown, New York in order to support its expanded dial tone operations in its Middletown exchange. The Company rents store space located at Route 515 and Guthrie Drive in Vernon, New Jersey. Of the Company's investment in telephone plant in service, central office equipment represents approximately 41.6%; connecting lines and related equipment, 34.9%; telephone instruments and related equipment; 3.1%; land and buildings; 5.0%; internet equipment 7.9%;; and other plant equipment, 7.5%. A substantial portion of the Company's properties is subject to the lien of the Company's Indenture of Mortgage.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (1)

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not hold or issue derivatives instruments for any purposes or other financial instruments for trading purposes. The Company's only assets exposed to market risk are its interest bearing bank accounts, into which the Company deposits its excess operating funds on a daily basis. The Company's mortgage liabilities currently bear interest at a fixed rates. If the Company refinances its liabilities when they mature the nature and amount of the applicable interest rate or rates will be determined at that time. The Company also has a line of credit which accrues interest at 0.75% below the prime rate. On May 1, 2000 the

Company repaid its $3,000,000 Series I bond with short-term borrowing. The Company has the option of renewing such short-term borrowing every thirty, sixty or ninety days at prime rate or LIBOR rate plus 1.75%.

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


1 The material called for by Items 5, 6, 7, and 8 is included on the Company's Annual Report to its Shareholders for the year ended December 31, 2001, the relevant pages of which are incorporated by reference herein.

2 With the exception of the identification of executive officers as listed on pages 4 and 5, the material called for by Items 10-13 is included in the Company's definitive proxy statement, incorporated by reference herein, for its 2001 Annual Meeting of Shareholders, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934.

PART IV.

 ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this report:

1. Financial Statements: The following financial statements of the Company, included in the Annual Report of the Company to its Shareholders for the year ended December 31, 2000, are included in Exhibit Number 3, filed herewith:

                                                            REFERENCE PAGES
                                                             ANNUAL REPORT
                                                             ON FORM 10-K

Consolidated Statement of Income - Years
Ended December 31, 2000, 1999 and 1998                                21

Consolidated Balance Sheet - December 31,
2000 and 1999                                                         20

Consolidated Statement of Stockholders'
Equity - Years Ended December 31, 2000,
1999 and 1998                                                         22

Consolidated Statement of Cash Flows - Years                          23
Ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements                          24-33

2.       Financial Statement Schedules:

Report of Independent Certified                                       34
 Public Accountants on Financial
 Statement Schedules

Schedules:

VIII.    Valuation and Qualifying Accounts                            10

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

      13          Annual Report to Share-                Filed herewith
                  holders for the year ended
                  December 31, 2000, together
                  with separate manually
                  executed Independent
                  Auditor's Report.

      23          Consent of Independent                 Filed herewith
                  Auditor

                  (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WARWICK VALLEY TELEPHONE COMPANY

Dated: March 30,2001                  By  /s/ M, Lynn Pike
                                        ---------------------------------------
                                                   M. Lynn Pike
                                                   President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the 30th day of March, 2001.

                   SIGNATURE                                          TITLE
    /s/ Herbert Gareiss, Jr.                               Vice President and Director
------------------------------------------------
        Herbert Gareiss, Jr.

    /s/ Robert A, Sieczek                                           Treasurer
------------------------------------------------          (Principal Financial and Accounting
        Robert A. Sieczek                                  Officer)


    /s/ Fred M. Knipp                                                 Director
------------------------------------------------
        Fred M. Knipp

    /s/ Wisner H. Buckbee                                             Director
------------------------------------------------
        Wisner H. Buckbee

    /s/ Howard Conklin, Jr.                                            Director
------------------------------------------------
        Howard Conklin, Jr.

    /s/ Joseph E. DeLuca                                               Director
------------------------------------------------
        Joseph E. DeLuca

                                                                        Director
------------------------------------------------
       Philip S. Demarest

    /s/ Robert J. DeValentino                                           Director
------------------------------------------------
        Robert J. DeValentino

                                                                        Director
------------------------------------------------
               Corinna S. Lewis


    /s/ Henry L. Nielsen, Jr.                                           Director
------------------------------------------------
        Henry L. Nielsen, Jr.


                        WARWICK VALLEY TELEPHONE COMPANY

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

       Column A           Column B                   Column C                   Column D        Column E

                                                   Additions

                         Balance at        Charged to        Charged to                        Balance at
                          Beginning         Costs and           Other                              End
     Description          of Period         Expenses          Accounts         Deductions       of Period
                                            (Note a)          (Note b)          (Note c)
Allowance for
 Uncollectibles:

Year 2000                 $65,155            $40,274          $66,249           $106,523          $65,155
Year 1999                 $65,155            $35,712          $74,325           $110,037          $65,155
Year 1998                 $65,155            $44,309          $58,780           $103,089          $65,155



(a)      PROVISION FOR UNCOLLECTIBLES AS STATED IN STATEMENTS OF INCOME.

(b) AMOUNTS PREVIOUSLY WRITTEN OFF WHICH WERE CREDITED DIRECTLY TO THIS ACCOUNT WHEN RECOVERED.

(c)      AMOUNTS WRITTEN OFF AS UNCOLLECTIBLE.

                                  EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION OF EXHIBIT                                  Page

  13            Annual Report to Shareholders for the fiscal year         12
                ended December 31, 2000

  23            Consent of Independent Auditors                           38


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