Form 10-Q
period 2001-03-31
WARWICK VALLEY TELEPHONE CO
filed 2001-05-15
CIK 104777

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   _________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ To ______

                         Commission file number 0-11174

                        WARWICK VALLEY TELEPHONE COMPANY
                        --------------------------------
             (Exact name of registrant as specified in its charter)

               New York                                      14-1160510
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation              (IRS Employer
or organization)                                        Identification No.)

      47 Main Street, Warwick, New York                        10990
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant"s telephone number, including area code    (845) 986-8080
                                                   -----------------


_________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

         INDICATE BY CHECK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X]   NO [ ]

         Indicate the number of shares outstanding of each of the issuer"s classes of common stock, as of the latest practicable date:

1,803,519 common shares, no par value, outstanding at May 15, 2001.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                        WARWICK VALLEY TELEPHONE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                           MARCH 31,               DECEMBER 31,
                                                                            2001                       2000
                                                                        ------------              ------------
                                                                         (Unaudited)                 (Audited)

CURRENT ASSETS:
  Cash                                                                  $    880,378              $    738,495
  Accounts receivable, less accounts
    Receivable allowance 2001 -$57,834; 2000- $65,155;                     4,470,569                 4,090,401
  Materials and supplies                                                   2,708,938                 1,665,679
  Prepaid expenses                                                           662,569                   487,805
                                                                        ------------              ------------

                                                                           8,722,454                 6,982,380
                                                                        ------------              ------------


NONCURRENT ASSETS:
  Unamortized debt issuance expense                                           14,309                    15,630
  Other deferred charges                                                    (113,392)                   93,613
  Investments                                                              6,496,401                 5,488,603
                                                                        ------------              ------------


                                                                           6,397,318                 5,597,846
                                                                        ------------              ------------


PROPERTY, PLANT & EQUIPMENT:
  Plant in service                                                        49,925,555                49,338,440
  Plant under construction                                                 3,734,986                 2,454,882
                                                                        ------------              ------------

                                                                          53,660,541                51,793,322
     Less:  Accumulated depreciation                                      23,252,138                22,360,624
                                                                        ------------              ------------


TOTAL PLANT                                                               30,408,403                29,432,698
                                                                        ------------              ------------







     TOTAL ASSETS                                                       $ 45,528,175              $ 42,012,924
                                                                        ============              ============



-----------------------------------------

                        WARWICK VALLEY TELEPHONE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                MARCH 31,           DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                             2001                   2000
                                                                              -----------           -----------
                                                                              (Unaudited)             (Audited)
CURRENT LIABILITIES:
  Current maturities-long term debt                                           $         0           $         0
  Notes payable                                                                 6,500,000             4,950,000
  Accounts payable                                                              3,331,742             2,799,229
  Advance billing and payments                                                     14,850               193,862
  Customer deposits                                                               133,950               130,990
  Accrued taxes                                                                   647,332                26,432
  Accrued interest                                                                 94,107                28,563
  Other accrued expenses                                                          319,339               381,023
                                                                              -----------           -----------
                                                                               11,041,320             8,510,099
                                                                              -----------           -----------





LONG TERM DEBT & DEFERRED CREDITS:
  Long-term debt                                                                4,000,000             4,000,000
  Accumulated deferred federal income taxes                                     2,246,744             2,207,871
  Unamortized investment tax credits                                               72,047                81,047
  Other deferred credits                                                           47,216                47,218
  Post retirement benefit obligation                                              740,273               772,756
                                                                              -----------           -----------
                                                                                7,106,280             7,108,892
                                                                              -----------           -----------



STOCKHOLDERS' EQUITY:
  Preferred stock - 5% cumulative; $100 par value;
    Authorized 7,500 shares;
    Issued and outstanding 5,000 shares                                           500,000               500,000
  Common stock - no par value;
    Authorized shares: 2,160,000
    Issued 1,993,779 for 3/31/01 and 1,993,593 for 12/31/00                     3,458,091             3,450,465
  Retained earnings                                                            26,807,284            25,828,268
                                                                              -----------           -----------
                                                                               30,765,375            29,778,733

    Less:  Treasury stock at cost, 190,497 shares for 3/31/01 and
        12/31/00, respectively                                                  3,384,800             3,384,800
                                                                              -----------           -----------

                                                                               27,380,575            26,393,933
                                                                              -----------           -----------




    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $45,528,175           $42,012,924
                                                                              ===========           ===========


      Please see the notes to condensed consolidated financial statements.

Item 1.  Financial Statements
-----------------------------

                                                         WARWICK VALLEY TELEPHONE COMPANY
                                                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                       2001                         2000
                                                                       ----                         ----

OPERATING REVENUES:
   Local network service                                          $  1,118,891                 $  1,029,709
   Network access and long distance
     Network service                                                 2,533,464                    2,400,051
   Other services and sales                                          3,327,338                    2,822,606
                                                                  ------------                 ------------
                                                                     6,979,693                    6,252,366
   Less: Provision for uncollectibles                                  (11,250)                     (10,002)
                                                                  ------------                 ------------

    Total operating revenues                                         6,968,443                    6,242,364
                                                                  ------------                 ------------

OPERATING EXPENSES:
   Plant specific                                                      926,592                      698,227
   Plant non-specific:
     Depreciation                                                      960,984                      900,215
     Other                                                             497,965                      370,295
   Customer operations                                               1,176,392                    1,084,854
   Corporate operations                                                682,985                      801,126
   Cost of services and sales                                          563,243                      501,108
                                                                  ------------                 ------------
    Total operating expenses                                         4,808,161                    4,355,825
                                                                  ------------                 ------------

OPERATING TAXES:
   Federal income taxes                                                874,800                      717,465
   Property, revenue and payroll                                       421,837                      375,283
                                                                  ------------                 ------------
     Total operating taxes                                           1,296,637                    1,092,748
                                                                  ------------                 ------------

     Operating income                                                  863,645                      793,791

NONOPERATING INCOME (EXPENSES)-NET:                                  1,039,856                      777,101
                                                                  ------------                 ------------

     Income available for fixed charges                              1,903,501                    1,570,892
                                                                  ------------                 ------------

FIXED CHARGES:
   Interest on funded debt                                              70,500                      138,375
   Other interest charges                                              107,068                        8,388
   Amortization                                                          1,321                        3,167
                                                                  ------------                 ------------
     Total fixed charges                                               178,889                      149,930
                                                                  ------------                 ------------
     NET INCOME                                                      1,724,612                    1,420,962

PREFERRED DIVIDENDS                                                      6,250                        6,250
                                                                  ------------                 ------------

  INCOME APPLICABLE TO COMMON STOCK                               $  1,718,362                 $  1,414,712
                                                                  ------------                 ------------

   NET INCOME PER AVERAGE SHARE OF
    OUTSTANDING COMMON STOCK                                      $       0.96                 $       0.77
                                                                  ============                 ============

   CASH DIVIDENDS PAID PER SHARE                                  $       0.41                 $       0.37
                                                                  ============                 ============

  AVERAGE SHARES OF COMMON STOCK
    OUTSTANDING                                                      1,804,251                    1,818,110
                                                                  ============                 ============

      Please see the notes to condensed consolidated financial statements.

Item 1.  Financial Statements
-----------------------------

                                        WARWICK VALLEY TELEPHONE COMPANY
                                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                                   (Unaudited)

                                                                             2001                    2000
                                                                       --------------           --------------

CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                                      $    1,724,612           $    1,420,962
       Adjustments to reconcile net income to net cash
        Provided by operating activities:
         Depreciation and amortization                                        962,306                  903,382
         Deferred income tax and investment tax credit                         (2,612)                  44,093
         Interest charged to construction                                     (24,716)                 (19,860)

Change in assets and liabilities:
       (Increase) Decrease in accounts receivable                            (380,168)                 282,626
       (Increase) Decrease in materials and supplies                       (1,043,259)                (329,771)
       (Increase) Decrease in prepaid expenses                               (174,764)                (132,435)
       (Increase) Decrease in deferred charges                                207,005                  128,458
       Increase (Decrease) in accounts payable                                532,513                 (442,420)
       Increase (Decrease) in customers' deposits                               2,960                    2,108
       Increase (Decrease) in advance billing and payment                    (179,012)                  13,955
       Increase (Decrease) in accrued expenses                                686,444                  749,690
       Increase (Decrease) in other liabilities                               (61,684)                (203,036)
                                                                       --------------           --------------

Net cash provided by operating activities                                   2,249,625                2,417,752
                                                                       --------------           --------------

CASH FLOW FROM INVESTING ACTIVITIES:
       Purchase of property, plant and equipment                           (1,936,690)              (1,027,295)
       Interest charged to construction                                        24,716                   19,860
       Changes in other investments                                        (1,007,798)                (726,409)
                                                                       --------------           --------------

Net cash used in investing activities                                      (2,919,772)              (1,733,844)
                                                                       --------------           --------------

CASH FLOW FROM FINANCING ACTIVITIES:
       Increase (Decrease) in notes payable                                 1,550,000                 (200,000)
       Sale of common stock                                                     7,626                        0
       Dividends                                                             (745,596)                (678,951)
                                                                       --------------           --------------

Net cash provided by (used in) financing activities                           812,030                 (878,951)
                                                                       --------------           --------------

Increase (Decrease) in cash and cash equivalents                              141,883                 (195,043)

Cash and cash equivalents at beginning of year                                738,495                  865,521
                                                                       --------------           --------------

Cash and cash equivalents at end of year                               $      880,378           $      670,478
                                                                       ==============           ==============


      Please see the notes to condensed consolidated financial statements.

Item 1.  Financial Statements
-----------------------------

                        WARWICK VALLEY TELEPHONE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 2000.

2. Non-operating Income and expenses for the three-month periods ended March 31, 2001 and 2000 were as follows:

                                                         Three Months Ended
                                                             March 31,
                                                      2001               2000
                                                  -----------         ---------
           Interest income                        $     3,847         $   5,183
           Interest during construction                24,716            19,860
           G/L disposition certain property            12,528            34,012
           Special charges                             (8,956)           (8,284)
           Other non-operating income               1,007,721           726,330
                                                  -----------         ---------

                                                  $ 1,039,856         $ 777,101
                                                  ===========         =========

                        WARWICK VALLEY TELEPHONE COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -THREE MONTHS ENDED MARCH 31, 2001 - The Company's net income from all sources increased $303,650 (or 21.4%) to $1,724,612 for the three-month period ended March 31, 2001, as compared to the same period in 2000. Operating revenues increased by $726,079 (or 11.6%) after provision for uncollectibles, to $6,968,443 for the three-month period ended March 31, 2001 as compared to $6,242,364 for the corresponding period of 2000. The change in operating revenues was due to the increases in other services and sales of $504,732 (or 17.9%), network access and long distance service of $133,413 (or 5.6%) and local network service of $89,182 (or 8.7%) during the period as compared to the same three month period of 2000.

         Operating expenses increased by $452,336 (or 10.4%) to $4,808,161 for the three-month period ended March 31, 2001 as compared to the same period in 2000. Increased costs of trunkline agreements (approximately $305,400) and salaries and benefits ($275,900) were partially offset by decreases in costs for non-qualified pension expense ($68,000) and employment advertising ($40,000).

         Non-operating income and expenses increased by $262,755 from $777,101 in the three-month period ended March 31, 2000 to $1,039,856 in the same period of 2001 largely as a result of improved earnings in the Company's cellular partnership. (See Liquidity and Capital Resources below).

LIQUIDITY AND CAPITAL RESOURCES - The Company's working capital decreased to ($2,318,866) at March 31, 2001 compared to ($868,568) at March 31, 2000 largely due to the payment of the Company's $3,000,000 Series I bond at its maturity on May 1, 2000.

         The Company holds a 7.5% limited partnership interest in the cellular mobile telephone partnership, Verizon Wireless, which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. Since the inception of the partnership, the Company has made capital contributions of $249,750. No further capital contributions are currently scheduled. The Company's share in the partnership's earnings was approximately $1,007,700 during the first three months of 2001, compared to $726,000 for the corresponding 2000 period.

         The Company has two wholly owned subsidiaries which belong to the telephone segment of its operations. Warwick Valley Mobile Telephone Company ("WVMT") resells cellular telephone service to the Company's subscribers as well as to others. WVMT also sells and installs cellular telephone sets. The Company has invested approximately $97,000 in WVMT since its operations began on April 1, 1989. WVMT earned approximately $6,600 during the first three months of 2001, compared to $18,700 for the corresponding 2000 period. Warwick Valley Long Distance Company, Inc. ("WVLD"), began business in December 1993 in New Jersey and in May 1994 in New York. WVLD resells toll service to customers of Warwick Valley Telephone. WVLD achieved positive retained earnings prior to the end of 1994 and has been profitable since then, earning approximately $105,300 during the first three months of 2001, compared to $104,700 for the corresponding 2000 period.

         Hometown Online, Inc. ("ONLINE"), another wholly-owned subsidiary, was established to provide connectivity to the Internet as well as local and regional information services to personal computer users. Service is offered within WVTC's service area as well as in nearby areas of New York, New Jersey and Pennsylvania. ONLINE began service in July 1995. WVTC has invested approximately $680,000 in ONLINE since its inception. ONLINE earned approximately $24,000 during the first three months of 2001, compared to $92,000 for the corresponding 2000 period.

         The Company has an 8.9% ownership interest in Hudson Valley DataNet ("HVDN"), L.L.C., a competitive telecommunications company that plans to offer high-speed bandwidth throughout the region in which the company competes. During 2000 the Company made a capital contribution to HVDN of $1,000,000. No further capital contributions are currently scheduled, although the Company may voluntarily increase or be asked to increase its investment from time to time.

         The Company also has a 19.5% interest in Zefcom, L.L.C., a licensed reseller of wireless services. In addition to the initial capital contribution of $1,000,000, the Company has a commitment to contribute another $500,000 to Zefcom, L.L.C. in the form of a promissory note payable on demand.

         The Telecommunications Act of 1996 (the "Act") creates a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The markets affected first have been the regional toll areas in both states. Regional toll competition was implemented in New York on January 1, 1997 and in New Jersey in May 1997. The competition in these areas has had the effect of reducing the Company's revenues. The reduction in regional toll revenues for the first three months of 2001 was $24,466 (or 9.4%) to $237,344 from $261,811 in New York and $40,263 (or 10.4%) to $347,529 from
$387,792 in New Jersey. Under the Act the Company itself can provide competitive local exchange telephone service outside its franchised territory. The Company is currently competing with Citizen's Telecommunications of New York in the Middletown, New York area for local service through access lines. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. There can be no assurances that the Company will implement any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company's franchise territory, hereby having a further negative impact on the Company's revenues.

         On February 9, 2001 the Company filed a Petition with the New York State Public Service Commission ("NYSPSC") seeking authority to issue unsecured promissory notes (the "Notes") in the amount of $21,238,971. The Company intends to use the proceeds of the Notes to replace existing equipment, to refinance existing indebtedness and to purchase equipment to be used in connection with the Company's new video business. The Petition before the NYSPSC is currently pending and NYSPSC action, as well as action by any other relevant public utility commission, is expected, but not assured, during the third quarter of 2001.

         The Company has filed a petition with the NYSPSC seeking approval to reorganize its corporate structure in order to create a holding company that would separate its regulated local exchange operations from its deregulated operations. Under this reorganization plan, corporate management and administrative functions would remain at Warwick Valley Telephone Company, proposed to be rename WVT Communications Inc., which would become the unregulated holding company of a regulated local exchange subsidiary (proposed to be named Warwick Valley Telephone Company) and other unregulated subsidiaries. Before the Company may complete the reorganization plan, it must first obtain the approval of both the NYSPSC and its shareholders. Assuming all approvals are obtained, the Company expects to complete this reorganization by the end of 2001.

CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements. Certain prior year amounts have been reclassified to conform with the financial statements in the Company"s Annual Report on Form 10-K for the year ended December 31, 2000.

FORWARD LOOKING STATEMENTS - Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others the following: general economic and business conditions, both nationally and in the geographic regions in which the Company operates; industry capacity; demographic changes; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; legislative proposals relating to the businesses in which the Company operates; competition; or the loss of any significant ability to attract and retain qualified personnel. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

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

PART II - OTHER INFORMATION

ITEMS 1. (Legal Proceedings) - None, 2 (Changes in Securities) - None, 3 (Defaults Upon Senior Securities) - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - At the Company's 2001 Annual Meeting of Shareholders held on April 27, 2001, Wisner H. Buckbee, Dr. Joesph E. DeLuca and Fred M. Knipp were elected as directors for three-year terms. The terms of Howard Conklin, Jr., Herbert Gareiss, Jr., Philip S. Demarest, Corinna S. Lewis, Robert J. DeValentino, Henry L. Nielsen and Lynn M. Pike continued following the meeting.

Matters voted on at the meeting and the results of each vote are as follows:

                                              For          Against      Abstain
                                              ---          -------      -------

1.  Set the number of directors at          1,215,521        669         4,560
       ten until the next annual meeting


                                              For          Abstain
                                              ---          -------

2.  Election of directors -
         Wisner H. Buckbee                  1,219,631        1,119
         Dr. Joseph E. DeLuca               1,219,628        1,122
         Fred M. Knipp                      1,219,631        1,119


                                              For          Against      Abstain
                                              ---          -------      -------

3.  Ratify the appointment of               1,217,730        2,100         920
       Bush and Germain, P.C. as the
       independent public account-
       ants of the Company

ITEM 5.  OTHER INFORMATION

         a) Election of Officers

         At its meeting on April 27, 2001 immediately following the 2001 Annual Meeting of Shareholders, the Board of Directors elected the following persons to the positions set forth opposite their names:

         Wisner H. Buckbee           -      Chairman of the Board
         Henry L. Nielsen, Jr.       -      Vice Chairman of the Board
         M. Lynn Pike                -      President
         Herbert Gareiss, Jr.        -      Vice President
         Larry Drake                 -      Vice President
         Brenda A. Schadt            -      Vice President
         Barbara Barber              -      Secretary
         Robert A. Sieczek           -      Treasurer
         Bonnie A. Jackowitz         -      Assistant Secretary
         Colleen M. Shannon          -      Assistant Secretary
         Dorinda M. Masker           -      Assistant Treasurer

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

                                    Warwick Valley Telephone Company
                                    --------------------------------
                                                Registrant


Date 5/15/01                          /S/ Herbert Gareiss, Jr.
     -------                        --------------------------------
                                          Herbert Gareiss, Jr., Vice President
                                             (Duly Authorized Officer)



Date 5/15/01                          /S/ Robert A. Sieczek
     -------                        --------------------------------
                                          Robert A. Sieczek, Treasurer
                                             (Principal Financial and Chief
                                                Accounting Officer)