Form 10-Q
period 2001-06-30
WARWICK VALLEY TELEPHONE CO
filed 2001-08-14
CIK 104777

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549



                                    FORM 10-Q


X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--                            EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--                              EXCHANGE ACT OF 1934

                        For the transition period from To

                         Commission file number 0-11174
                                                -------


                        WARWICK VALLEY TELEPHONE COMPANY
                        --------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                       14-1160510
--------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

   47 Main Street, Warwick, New York                         10990
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrants' telephone number, including area code (845) 986-8080
                                                   --------------



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


       Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date: 1,803,519 common shares, no par value, outstanding at June 30, 2001.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                        WARWICK VALLEY TELEPHONE COMPANY

                           CONSOLIDATED BALANCE SHEET


                                              JUNE 30,       DECEMBER 31,
                                                2001             2000
                                            ------------     ------------
                                             (Unaudited)      (Audited)

CURRENT ASSETS:
  Cash                                      $   916,568      $   738,495
  Accounts receivable                         4,037,337        4,090,401
  Materials and supplies                      2,735,350        1,665,679
  Prepaid expenses                            1,265,353          487,805
                                            -----------      -----------

                                              8,954,608        6,982,380
                                            -----------      -----------


NONCURRENT ASSETS:
  Unamortized debt issuance expense              12,988           15,630
  Other deferred charges                         54,719           93,613
  Investments                                 4,857,837        5,488,603
                                            -----------      -----------


                                              4,925,544        5,597,846
                                            -----------      -----------


PROPERTY, PLANT & EQUIPMENT:
  Plant in service                           50,269,035       49,338,440
  Plant under construction                    4,801,154        2,454,882
                                            -----------      -----------

                                             55,070,189       51,793,322
     Less:  Accumulated depreciation         24,218,373       22,360,624
                                            -----------      -----------


TOTAL PLANT                                  30,851,816       29,432,698
                                            -----------      -----------





     TOTAL ASSETS                           $44,731,968      $42,012,924
                                            ===========      ===========

                        WARWICK VALLEY TELEPHONE COMPANY

                           CONSOLIDATED BALANCE SHEET


                                                                      JUNE 30,    DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                    2001          2000
                                                                    ------------  ------------
                                                                    (Unaudited)    (Audited)
CURRENT LIABILITIES:
  Notes payable                                                     $ 6,050,000   $ 4,950,000
  Accounts payable                                                    2,295,852     2,799,229
  Advance billing and payments                                           77,798       193,862
  Customer deposits                                                     132,557       130,990
  Accrued taxes                                                           1,091        26,432
  Accrued interest                                                       94,107        28,563
  Other accrued expenses                                                207,451       381,023

                                                                    -----------   -----------
                                                                      8,858,856     8,510,099
                                                                    -----------   -----------



LONG TERM DEBT & DEFERRED CREDITS:
  Long-term debt                                                      4,000,000     4,000,000
  Accumulated deferred federal income taxes                           2,285,611     2,207,871
  Unamortized investment tax credits                                     63,047        81,047
  Other deferred credits                                                290,298        47,218
  Post retirement benefit obligation                                    712,899       772,756
                                                                    -----------   -----------
                                                                      7,351,855     7,108,892
                                                                    -----------   -----------



STOCKHOLDERS' EQUITY:
  Preferred stock - 5% cumulative; $100 par value;
    Authorized 7,500 shares;
    Issued and outstanding 5,000 shares                                 500,000       500,000
  Common stock - no par value;
    Authorized shares: 2,160,000
    Issued 1,994,016 for 6/30/01 and 1,993,593 for 12/31/00           3,467,749     3,450,465
  Retained earnings                                                  27,938,308    25,828,268
                                                                    -----------   -----------
                                                                     31,906,057    29,778,733

    Less:  Treasury stock at cost, 190,497 shares for 6/30/01
     and 12/31/00, respectively                                       3,384,800     3,384,800
                                                                    -----------   -----------

                                                                     28,521,257    26,393,933
                                                                    -----------   -----------




    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $44,731,968   $42,012,924
                                                                    ===========   ===========


Please see the accompanying notes, which are an integral part of these financial statements.

ITEM 1.  FINANCIAL STATEMENTS

                        WARWICK VALLEY TELEPHONE COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      JUNE 30,                        JUNE 30,
                                                2001           2000            2001            2000
                                                ----           ----            ----            ----
OPERATING REVENUES:
   Local network service                  $  1,047,362    $  1,003,829    $  2,166,253    $  2,033,538
   Network access and long distance
     network service                         2,303,291       2,254,375       4,836,755       4,654,426
   Other services and sales                  3,483,882       3,072,225       6,811,220       5,894,832
                                          ------------    ------------    ------------    ------------

                                             6,834,535       6,330,429      13,814,228      12,582,796
   Less: Provision for uncollectibles          (19,950)        (10,002)        (31,200)        (20,004)
                                          ------------    ------------    ------------    ------------

    Total operating revenues                 6,814,585       6,320,427      13,783,028      12,562,792
                                          ------------    ------------    ------------    ------------

OPERATING EXPENSES:
   Plant specific                              895,727         818,947       1,822,319       1,517,174
   Plant non-specific:
     Depreciation                              956,962         909,837       1,917,946       1,810,053
     Other                                     535,425         365,626       1,033,390         735,921
   Customer operations                       1,027,839         996,126       2,204,231       2,080,980
   Corporate operations                        787,237         742,872       1,470,222       1,543,998
   Cost of services and sales                  555,885         513,958       1,119,128       1,015,065
                                          ------------    ------------    ------------    ------------

    Total operating expenses                 4,759,075       4,347,366       9,567,236       8,703,191
                                          ------------    ------------    ------------    ------------

OPERATING TAXES:
   Federal income taxes                        971,738         754,235       1,846,538       1,471,700
   Property, revenue and payroll               445,078         424,582         866,915         799,865
                                          ------------    ------------    ------------    ------------

     Total operating taxes                   1,416,816       1,178,817       2,713,453       2,271,565
                                          ------------    ------------    ------------    ------------

     Operating income                          638,694         794,244       1,502,339       1,588,036

NONOPERATING INCOME (EXPENSES)-NET:          1,466,378         842,544       2,506,234       1,619,644
                                          ------------    ------------    ------------    ------------

     Income available for fixed charges      2,105,072       1,636,788       4,008,573       3,207,680
                                          ------------    ------------    ------------    ------------

FIXED CHARGES:
   Interest on funded debt                      70,500          93,125         141,000         231,500
   Other interest charges                      120,465          49,390         227,533          57,777
   Amortization                                  1,321           1,936           2,642           5,103
                                          ------------    ------------    ------------    ------------

     Total fixed charges                       192,286         144,451         371,175         294,380
                                          ------------    ------------    ------------    ------------

     NET INCOME                              1,912,786       1,492,337       3,637,398       2,913,300

PREFERRED DIVIDENDS                              6,250           6,250          12,500          12,500
                                          ------------    ------------    ------------    ------------


  INCOME APPLICABLE TO COMMON STOCK       $  1,906,536       1,486,087    $  3,624,898    $  2,900,800
                                          ------------    ------------    ------------    ------------


   NET INCOME PER AVERAGE SHARE OF
    OUTSTANDING COMMON STOCK              $       1.06    $       0.83    $       2.01    $       1.59
                                          ============    ============    ============    ============

   CASH DIVIDENDS PAID PER SHARE          $       0.41    $       0.37    $       0.84    $       0.74
                                          ============    ============    ============    ============

  AVERAGE SHARES OF COMMON STOCK
    OUTSTANDING                              1,804,251       1,819,115       1,804,251       1,818,613
                                          ============    ============    ============    ============


The accompanying notes are an integral part of the financial statements.

                        WARWICK VALLEY TELEPHONE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                                            2001                    2000
                                                                      ----------------         ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                                       $ 3,637,398             $ 2,913,300
       Adjustments to reconcile net income to net cash
        Provided by operating activities:
         Depreciation and amortization                                    1,920,588               1,815,156
         Deferred income tax and investment tax credit                      242,963                  81,589
         Interest charged to construction                                  (106,013)                (39,030)

Change in assets and liabilities:
       (Increase) Decrease in accounts receivable                            53,064                (441,134)
       (Increase) Decrease in materials and supplies                     (1,069,671)               (154,344)
       (Increase) Decrease in prepaid expenses                             (777,548)               (222,942)
       (Increase) Decrease in deferred charges                               38,894                 165,001
       Increase (Decrease) in accounts payable                             (503,377)                234,436
       Increase (Decrease) in customers' deposits                             1,567                   4,310
       Increase (Decrease) in advance billing and payment                  (116,064)                 81,678
       Increase (Decrease) in accrued expenses                               40,203                 (11,931)
       Increase (Decrease) in other liabilities                            (173,572)               (152,994)
                                                                        -----------             -----------

Net cash provided by operating activities                                 3,188,432               4,273,095
                                                                        -----------             -----------

CASH FLOW FROM INVESTING ACTIVITIES:
       Purchase of property, plant and equipment                         (3,337,064)             (2,310,423)
       Interest charged to construction                                     106,013                  39,030
       Changes in other investments                                         630,766                (388,194)
                                                                        -----------             -----------

Net cash used in investing activities                                    (2,600,285)             (2,659,587)
                                                                        -----------             -----------

CASH FLOW FROM FINANCING ACTIVITIES:
       Increase (Decrease) in notes payable                               1,100,000               2,100,000
       Repayment of long term debt                                                0              (3,000,000)
       Sale of common stock
                                                                             17,284                  77,835
       Dividends                                                         (1,527,358)             (1,358,645)
                                                                        -----------             -----------

Net cash provided by (used in) financing activities                        (410,074)             (2,180,810)
                                                                        -----------             -----------

Increase (Decrease) in cash and cash equivalents                            178,073                (567,302)

Cash and cash equivalents at beginning of year                              738,495                 865,521
                                                                        -----------             -----------

Cash and cash equivalents at end of year                                $   916,568             $   298,219
                                                                        ===========             ===========


    The accompanying notes are an integral part of the financial statements.

ITEM 1.  FINANCIAL STATEMENTS

                        WARWICK VALLEY TELEPHONE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to From 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The balance sheet as of December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. Non-operating income and expenses for the three and six month periods ended June 30, 2001 and 2000 were as follows:


                                                         Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                          2001           2000          2001          2000
                                                    ------------   -------------  -----------    -----------
                                                     (Unaudited)     (Unaudited)  (Unaudited)    (Unaudited)
                Interest Income                     $     3,994    $     6,622    $     7,841    $    11,805
                Interest during construction             81,297         19,170        106,013         39,030
                G/L dispositions certain property         5,883         40,553         18,411         74,565
                Special charges                         (12,393)       (10,590)       (21,350)       (18,874)
                Other non-operating income            1,387,597        786,789      2,395,319      1,513,118
                                                    -----------    -----------    -----------    -----------

                                                    $ 1,466,378    $   842,544    $ 2,506,234    $ 1,619,644
                                                    ===========    ===========    ===========    ===========

                        WARWICK VALLEY TELEPHONE COMPANY


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -SIX MONTHS ENDED JUNE 30, 2001 - The Company's net income from all sources increased $724,098 (or 24.9%) to $3,637,398 for the six-month period ended June 30, 2001, as compared to $2,913,300 for the corresponding period in 2000. Operating revenues increased by $1,220,236 (or 9.7%) after provision for uncollectibles, to $13,783,028 for the six-month period ended June 30, 2001 as compared to $12,562,792 for the corresponding period of 2000. The change in operating revenues was primarily the result of increases in reciprocal compensation of $502,620 (or 150.3%), online services of $345,892 (or 13.2%) and network access service of $357,240 (or 27.3%) during the period as compared to the same six-month period of 2000.

       Operating expenses increased by $864,045 (or 9.9%) to $9,567,236 for the six-month period ended June 30, 2001 as compared $8,703,191 for the corresponding period in 2000 due primarily to increased trunkline agreements ($440,200), costs of salaries and benefits ($353,500), engineering expense ($151,000). These costs were partially offset by a decrease in costs for non-qualified pension expense ($131,200).

       Non-operating income and expenses increased by $886,590 (or 54.7%) from $1,619,644 in the six-month period ended June 30, 2000 to $2,506,234 in the corresponding period of 2001 largely as a result of improved earnings in the Company"s cellular partnership, Verizon Wireless. (See Liquidity and Capital Resources).

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 - The Company"s net income from all sources increased $420,449 (or 28.2%) to $1,912,786 for the three-month period ended June 30, 2001, as compared to the $1,492,337 for the corresponding period in 2000. Operating revenues increased by $494,158 (or 7.8%) after provision for uncollectibles, to $6,814,585 for the three-month period ended June 30, 2001 as compared to $6,320,427 for the corresponding period of 2000. The change in operating revenues was largely due to the increase in the amount of $407,716 (or 121.9%) for the Company's CLEC operations during the period as compared to the corresponding period of 2000.

       Operating expenses increased by $411,709 (or 9.5%) to $4,759,075 for the three-month period ended June 30, 2001 as compared to the $4,347,366 for the corresponding period in 2000, primarily due to increased costs of trunkline agreements ($181,600), legal fees ($79,500), salaries and benefits ($77,600), and engineering expenses ($70,600).

       Non-operating income and expenses increased by $623,834 (or 74.0%) from $842,544 in the three-month period ended June 30, 2000 to $1,466,378 for the corresponding period of 2001 largely as a result of improved earnings in the Company"s cellular partnership, Verizon Wireless. (See Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES - The Company holds a 7.5% limited partnership interest in the cellular mobile telephone partnership, Verizon Wireless, which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. Since the inception of this partnership, the Company has made capital contributions aggregating $249,750. No further capital contributions are currently scheduled. The Company"s share in the partnership"s earnings increased by $882,300 (or 58.3%) to $2,395,300 during the first six months of 2001, compared to $1,513,000 for the corresponding 2000 period.

       The Company has two wholly owned subsidiaries which belong to the telephone segment of its operations. Warwick Valley Mobile Telephone Company ("WVMT") resells cellular telephone service to the Company's subscribers as well as to non-subscribers. WVMT also sells and installs cellular telephone sets. The Company has invested approximately $97,000 in WVMT since its operations began on April 1, 1989. WVMT's earnings decreased by $21,000 (or 67.7%) to approximately $10,000 during the first six months of 2001, compared to $31,000 for the corresponding 2000 period. Warwick Valley Long Distance Company, Inc. ("WVLD"), began business in December 1993 in New Jersey and in May 1994 in New York. WVLD resells toll service to customers of Warwick Valley Telephone. WVLD achieved positive retained earnings prior to the end of 1994 and has been profitable since then, earning approximately $218,900 during the first six months of 2001, compared to $166,000 for the corresponding 2000 period.

       Hometown Online, Inc. ("ONLINE"), another wholly-owned subsidiary, was established to provide connectivity to the Internet as well as local and regional information services to personal computer users. Service is offered within WVTC"s service area as well as in nearby areas of New York, New Jersey and Pennsylvania. ONLINE began service in July 1995. WVTC has invested approximately $660,000 in ONLINE since its inception. ONLINE earned approximately $227,000 (a decrease of $213,000 or 48.4%) during the first six months of 2001, compared to $440,000 for the corresponding 2000 period. This decrease was largely due to an influx of more competition.

       The Company has an 8.9% ownership interest in Hudson Valley DataNet ("HVDN"), L.L.C., a competitive telecommunications company that plans to offer high-speed bandwidth throughout the region in which the Company competes. During the year ended December 31, 2000, the Company made a capital contribution to HVDN of $1,000,000. No further capital contributions are currently scheduled, although the Company may voluntarily increase or be asked to increase its investment from time to time.

       The Company has a 19.5% interest in Zefcom, L.L.C., a licensed reseller of wireless services. In addition to an initial capital contribution of $1,000,000, made in October 2000, the Company has a commitment to contribute another $500,000 to Zefcom, L.L.C. in the form of a promissory note payable on demand.

       The Company has a line of credit which accrues interest at 0.75% below prime rate. On May 1, 2000 the Company repaid its $3,000,000 Series I bond with short-term borrowing. The Company has the option of renewing such short-term borrowing every thirty, sixty or ninety days at prime rate or LIBOR rate plus 1.75%.

       The Telecommunications Act of 1996 (the "Act") creates a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The markets affected first have been the regional toll areas in New York and New Jersey. Regional toll competition was implemented in New York on January 1, 1997 and in New Jersey in May 1997. The competition in these regional toll areas has had the effect of reducing Warwick"s revenues. The reduction in regional toll revenues for the first six months of 2001 was $53,284 (or 10.4%) from $510,258 to $456,974 in New York and $69,507 (or 9.4%) from
$740,148 to $670,641 in New Jersey as compared to the same period in 2000. Under the Act the Company itself can provide competitive local exchange telephone service outside its franchised territory. The Company is currently competing with Citizen's Telecommunications of New York in the Middletown, New York area for local service through access lines. The Company is also reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. However, there can be no assurances that the Company will implement any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company's franchise territory.

       On February 9, 2001 the Company filed a petition with the New York State Public Service Commission ("NYSPSC") seeking authority to issue unsecured promissory notes (the "Notes") in the aggregate amount of $21,238,971. The Company intends to use the proceeds of the Notes to replace existing equipment, to refinance existing indebtedness and to purchase equipment to be used in connection with the Company's new video business. The Petition is currently pending and NYSPSC action, as well as action by any other relevant public utility commission, is expected, but not assured, during the third quarter of 2001.

       The Company has filed a petition with the NYSPSC seeking approval to reorganize its corporate structure in order to create a holding company that would separate its regulated local exchange operations from its deregulated operations. Under this reorganization plan, corporate management and administrative functions would remain at Warwick Valley Telephone Company, proposed to be renamed WVT Communications Inc., which would become the unregulated holding company of a regulated local exchange subsidiary (proposed to be named Warwick Valley Telephone Company) and other unregulated subsidiaries. Before the Company may complete this proposed reorganization plan, it must first obtain the approval of both the NYSPSC and its shareholders. Assuming all approvals are obtained, the Company expects to complete this reorganization by the end of 2001.

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

FORWARD LOOKING STATEMENTS - Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others the following: general economic and business conditions, both nationally and in the geographic regions in which the Company operates; industry capacity; demographic changes; existing governmental regulations and changes in or the failure to comply with, governmental regulations; legislative proposals relating to the businesses in which the Company operates; competition; or the loss of any significant ability to attract and retain qualified personnel. Given these uncertainties, current and prospective investors should be cautioned in their reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.


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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Not Applicable

ITEM 2. CHANGES IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - Not Applicable

ITEM 5. OTHER INFORMATION - On August 6, 2001 the Company's Board of Directors elected Mr. Philip A. Grybas to serve as its Vice President and Chief Financial Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         a) Exhibits - Not applicable
         b) Reports on Form 8-K - Form 8-K reporting date: May 11, 2001.
            Item Reported - Item 5. Other Events and Regulation FD. Disclosure:
            The Company filed a petition with the New York Public Service Commission seeking approval to reorganize its corporate structure in order to create a holding company that would separate its regulated local exchange operations from its deregulated operations.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WARWICK VALLEY TELEPHONE COMPANY
                                   --------------------------------
                                              Registrant



Date 8/14/01                       /S/ Herbert Gareiss, Jr.
     -------                       ------------------------
                                           Herbert Gareiss, Jr., Vice President
                                                 (Duly Authorized Officer)



Date 8/14/01                       /S/ Philip A. Grybas
      ------                       --------------------
                                           Philip A. Grybas, Vice President
                                           (Principal Financial and Chief
                                                  Accounting Officer)