Form 10-Q
period 2001-09-30
WARWICK VALLEY TELEPHONE CO
filed 2001-11-14
CIK 104777

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549



                                    FORM 10-Q


      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from            To

                         Commission file number 0-11174


                        WARWICK VALLEY TELEPHONE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            New York                                      14-1160510
                -------------------------------                    --------------------------
(State or other jurisdiction of incorporation or organization)   (IRS Employer Identification No.)

               47 Main Street, Warwick, New York                         10990
           ----------------------------------------                 ---------------
           (Address of principal executive offices)                   (Zip Code)


Registrants' telephone number, including area code    (845) 986-8080



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


         Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date: 1,803,519 common shares, no par value, outstanding at September 30, 2001.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        WARWICK VALLEY TELEPHONE COMPANY

                           CONSOLIDATED BALANCE SHEET



                                                                                       SEPTEMBER,                DECEMBER 31,
                                                                                          2001                       2000
                                                                                   -----------------          -----------------
                                                                                      (Unaudited)                 (Audited)

CURRENT ASSETS:
  Cash                                                                             $         244,234         $           738,495
  Accounts receivable-net of reserve for uncollectibles                                    5,098,128                   4,090,401
  Materials and supplies                                                                   2,865,205                   1,665,679
  Prepaid expenses                                                                         1,022,965                     487,805
                                                                                   -----------------          ------------------
TOTAL CURRENT ASSETS                                                                       9,230,532                   6,982,380
                                                                                   -----------------          ------------------


NONCURRENT ASSETS:
  Unamortized debt issuance expense                                                           11,667                      15,630
  Other deferred charges                                                                      13,508                      93,613
  Investments                                                                              6,028,530                   5,488,603
                                                                                   -----------------          ------------------
TOTAL NONCURRENT ASSETS                                                                    6,053,705                   5,597,846
                                                                                   -----------------          ------------------

PROPERTY, PLANT & EQUIPMENT:
  Plant in service                                                                        50,995,256                  49,338,440
  Plant under construction                                                                 5,439,672                   2,454,882
                                                                                   -----------------          ------------------
                                                                                          56,434,928                  51,793,322
     Less:  Accumulated depreciation                                                      25,136,902                  22,360,624
                                                                                   -----------------          ------------------

TOTAL PROPERTY, PLANT & EQUIPMENT                                                         31,298,026                  29,432,698
                                                                                   -----------------          ------------------

     TOTAL ASSETS                                                                $        46,582,263        $         42,012,924
                                                                                   =================          ==================

                        WARWICK VALLEY TELEPHONE COMPANY

                           CONSOLIDATED BALANCE SHEET



                                                                                                 SEPTEMBER,        DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                                2001                2000
                                                                                              ------------------   ----------------
                                                                                                 (Unaudited)          (Audited)
CURRENT LIABILITIES:
  Notes payable                                                                                  $    5,400,000         $ 4,950,000
  Accounts payable                                                                                    3,164,415           2,799,229
  Advance billing and payments                                                                           55,830             193,862
  Customer deposits                                                                                     131,027             130,990
  Accrued taxes                                                                                          35,482              26,432
  Accrued interest                                                                                       94,263              28,563
  Other accrued expenses                                                                                336,448             381,023
                                                                                                 ---------------        ------------
TOTAL CURRENT LIABILITIES                                                                             9,217,465           8,510,099
                                                                                                 ---------------        ------------

                                                                                                 ---------------        ------------
LONG TERM DEBT                                                                                        4,000,000           4,000,000
                                                                                                 ---------------        ------------


DEFERRED CREDITS & OTHER LONG TERM LIABILITIES:
  Accumulated deferred federal income taxes                                                           2,324,473           2,207,871
  Unamortized investment tax credits                                                                     54,047              81,047
  Other deferred credits                                                                                474,568              47,218
  Post retirement benefit obligation                                                                    685,261             772,756
                                                                                                 ---------------        ------------
TOTAL DEFERRED CREDITS & OTHER LONG TERM LIABILITIES                                                  3,538,349           3,108,892
                                                                                                 ---------------        ------------


STOCKHOLDERS' EQUITY:
  Preferred stock - 5% cumulative; $100 par value;
    Authorized 7,500 shares;
    Issued and outstanding 5,000 shares                                                                 500,000             500,000
  Common stock - no par value;
    Authorized shares:  2,160,000
    Issued 1,994,016 for 9/30/01 and 1,993,593 for 12/31/00                                           3,467,749           3,450,465
  Retained earnings                                                                                  29,243,500          25,828,268
  Treasury stock at cost, 190,497 shares for 9/30/01 and
  12/31/00, respectively                                                                             (3,384,800)         (3,384,800)
                                                                                                 ---------------        ------------
TOTAL STOCKHOLDERS' EQUITY                                                                           29,826,449          26,393,933
                                                                                                 ---------------        ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $46,582,263         $42,012,924
                                                                                                 ===============        ============


     The accompanying notes are an integral part of these financial statements.

Item 1.  Financial Statements

                        WARWICK VALLEY TELEPHONE COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001  AND 2000
                                  (Unaudited)


                                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                                         2001           2000               2001             2000
                                                                         ----           ----               ----             ----
OPERATING REVENUES:
   Local network service                                              $1,078,617     $1,005,437        $ 3,244,870      $ 3,038,975
   Network access service                                              1,890,271      1,791,806          5,635,357        5,250,566
   Long distance network service                                         535,023        586,446          1,626,692        1,782,113
   Directory advertising                                                 308,035        274,926            870,784          801,375
   Long distance sales                                                   530,622        519,329          1,571,055        1,477,737
   Internet services                                                   1,584,507      1,523,299          4,555,969        4,148,869
   Other services and sales                                              978,899      1,719,239          3,215,475        3,503,642
                                                                      ----------     ----------        -----------      -----------
    Total operating revenues                                           6,905,974      7,420,482         20,720,202       20,003,277
                                                                      ----------     ----------        -----------      -----------


OPERATING EXPENSES:
   Plant specific                                                        781,533        816,538          2,603,852        2,333,712
   Plant non-specific:
     Depreciation & amortization                                         899,954        827,308          2,820,542        2,642,465
     Other                                                               520,480        383,305          1,553,870        1,119,226
   Customer operations                                                 1,111,260      1,023,038          3,315,491        3,104,018
   Corporate operations                                                  707,283        744,727          2,177,505        2,288,724
   Cost of services and sales                                            489,564        483,239          1,639,892        1,518,309
   Property, revenue and payroll taxes                                   346,553        424,852          1,213,468        1,224,717
                                                                      ----------     ----------        -----------      -----------
    Total operating expenses                                           4,856,627      4,703,007         15,324,620       14,231,171
                                                                      ----------     ----------        -----------      -----------

     OPERATING INCOME                                                  2,049,347      2,717,475          5,395,582        5,772,106

OTHER INCOME (EXPENSE)
   Interest expense                                                     (144,776)      (153,324)          (513,309)        (442,602)
   Interest income                                                        82,795         28,127            196,649           78,962
   Income from cellular partnership                                    1,170,691        928,827          3,566,010        2,441,945
   Other income (expense)                                                 (9,640)        14,934            (12,579)          70,626
                                                                      ----------     ----------        -----------      -----------
    Total other income (expense) - net                                 1,099,070        818,564          3,236,771        2,148,931

    INCOME BEFORE TAXES                                                3,148,417      3,536,039          8,632,353        7,921,037

FEDERAL INCOME TAXES                                                   1,061,461      1,192,651          2,907,999        2,664,352

     NET INCOME                                                        2,086,956      2,343,388          5,724,354        5,256,685

PREFERRED DIVIDENDS                                                        6,250          6,250             18,750           18,750
                                                                      ----------     ----------        -----------      -----------
  INCOME APPLICABLE TO COMMON STOCK                                   $2,080,706     $2,337,138        $ 5,705,604      $ 5,237,935
                                                                      ----------     ----------        -----------      -----------
   NET INCOME PER AVERAGE SHARE OF
    OUTSTANDING COMMON STOCK                                          $    1.15      $     1.32        $      3.16      $      2.91
                                                                      ==========     ==========        ===========      ===========
   CASH DIVIDENDS PAID PER SHARE                                      $    0.43      $     0.40        $      1.27      $      1.14
                                                                      ==========     ==========        ===========      ===========
  AVERAGE SHARES OF COMMON STOCK
    OUTSTANDING                                                        1,804,251      1,806,087          1,804,251        1,814,437
                                                                      ==========     ==========        ===========      ===========


    The accompanying notes are an integral part of the financial statements.

                        WARWICK VALLEY TELEPHONE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                             2001                       2000
                                                                         --------------             -------------
CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                                          $ 5,724,354               $ 5,256,685
       Adjustments to reconcile net income to net cash
        Provided by operating activities:
         Depreciation and amortization                                       2,820,542                 2,642,465
         Deferred income tax and investment tax credit                         429,457                   119,098
         Interest charged to construction                                     (185,824)                  (60,200)

Change in assets and liabilities:
       (Increase) Decrease in accounts receivable                           (1,007,727)                 (863,447)
       (Increase) Decrease in materials and supplies                        (1,199,526)                 (632,371)
       (Increase) Decrease in prepaid expenses                                (535,160)                 (157,696)
       (Increase) Decrease in deferred charges                                  80,105                   201,544
       Increase (Decrease) in accounts payable                                 365,186                   884,371
       Increase (Decrease) in customers' deposits                                   37                     2,810
       Increase (Decrease) in advance billing and payment                     (138,032)                   59,402
       Increase (Decrease) in accrued expenses                                  74,750                   546,670
       Increase (Decrease) in other liabilities                                (44,575)                 (220,084)
                                                                           -----------               -----------

Net cash provided by operating activities                                    6,383,587                 7,779,247
                                                                           -----------               -----------

CASH FLOW FROM INVESTING ACTIVITIES:
       Purchase of property, plant and equipment                            (4,681,907)               (3,238,495)
       Interest charged to construction                                        185,824                    60,200
       Changes in other investments                                           (539,927)               (2,317,028)
                                                                           -----------               -----------
Net cash used in investing activities                                       (5,036,010)               (5,495,323)
                                                                           -----------               -----------

CASH FLOW FROM FINANCING ACTIVITIES:
       Increase (Decrease) in notes payable                                    450,000                 2,900,000
       Repayment of long term debt                                                   0                (3,000,000)
       Sale of common stock                                                     17,284                    79,241
       Purchase of treasury stock                                                    0                  (604,510)
       Dividends                                                            (2,309,122)               (2,086,104)
                                                                           -----------               -----------

Net cash provided by (used in) financing activities                         (1,841,838)               (2,711,373)
                                                                           -----------               -----------

Increase (Decrease) in cash and cash equivalents                              (494,261)                 (427,449)

Cash and cash equivalents at beginning of year                                 738,495                   865,521
                                                                           -----------               -----------

Cash and cash equivalents as of September 30,                              $   244,234               $   438,072
                                                                           ===========               ===========


       The accompanying notes are an integral part of the financial statements.

Item 1.  Financial Statements

                        WARWICK VALLEY TELEPHONE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

     RECENT ACCOUNTING PRONOUNCEMENTS - In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This pronouncement eliminated the use of the "pooling of interests" method of accounting for all mergers and acquisitions. As a result, all mergers and acquisitions will be accounted for using the "purchase" method of accounting. SFAS No. 141 is effective for all mergers and acquisitions initiated after June 30, 2001. Adoption of this pronouncement has no impact on our results from operations or our financial position.

          In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We currently estimate the adoption of SFAS No. 142 will have no impact on our results from operations or our financial position.

          In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 will have no impact on our results of operation or our financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS NINE MONTHS ENDED September 30, 2001 - The Company"s net income from all sources increased $467,669 (or 8.9%) to $5,724,354 for the nine-month period ended September 30, 2001, as compared to an increase of $1,182,324 to $5,256,685 for the corresponding period in 2000. Operating revenues increased by $716,925 (or 3.6%) to $20,720,202 for the nine-month period ended September 30, 2001 as compared to $20,003,277 for the corresponding period of 2000. The change in operating revenues was primarily the result of increases in online services of $407,100 (or 9.8%) and network access service of $384,791 (or 7.3%) during the period as compared to the same nine-month period of 2000.

         Operating expenses increased by $1,093,449 (or 7.7%) to $15,324,620 for the nine-month period ended September 30, 2001 as compared to an increase of $1,956,173 (or 15.9%) to $14,231,171 for the corresponding period in 2000 due primarily to increased trunkline agreements ($622,174), costs of salaries and benefits ($360,962), and depreciation expense of ($180,539).

         Other income and expenses increased by $1,087,840 (or 50.6%) from $2,148,931 in the nine-month period ended September 30, 2000 to $3,236,771 in the corresponding period of 2001 largely as a result of improved earnings in the Company's cellular partnership, Orange Poughkeepsie. (See Liquidity and Capital Resources).

RESULTS OF OPERATIONS-THREE MONTHS ENDED September 30, 2001 - The Company"s net income decreased $256,432 (or 10.9%) to $2,086,956 for the three-month period ended September 30, 2001, as compared to the $2,343,388 for the corresponding period in 2000. Operating revenues decreased by $514,508 (or 6.9%) to $6,905,974 for the three-month period ended September 30, 2001 as compared to $7,420,482 for the corresponding period of 2000. The change in operating revenues was largely due to a reciprocal compensation decrease in the amount of $749,921 (or 76.0%) for the Company's CLEC operations partially offset by an increase of $215,114 (or 14.4%) in switched access revenues during the period as compared to the corresponding period of 2000.

         Operating expenses increased by $153,620 (or 3.3%) to $4,856,627 for the three-month period ended September 30, 2001 as compared to the $4,703,007 for the corresponding period in 2000, primarily due to increased costs of trunkline agreements ($239,600) offset by a decrease of $65,700 in pension expense.

         Other income and expenses increased by $280,506 (or 34.3%) from $818,564 in the three-month period ended September 30, 2000 to $1,099,070 for the corresponding period of 2001 largely as a result of improved earnings in the Company"s cellular partnership, Orange Poughkeepsie. (See Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES - We had $244,234 of cash and cash equivalents available at September 30, 2001. The company has lines of credit with two banks totaling $5,500,000 of which $100,000 remains unused. $2,500,000 of the total line of credit is at a variable lending rate and borrowings are on a demand basis without restrictions.

CASH FROM OPERATING ACTIVITIES - During 2001 the Company's primary source of funds continues to be cash generated from operations, as shown in the consolidated statements of cash flows. Net cash provided by operating activities exceeded our capital expenditures during the nine-month period ending September 30, 2001; this excess is referred to as free cash flow, a supplemental measure of liquidity. The Company generated free cash flow of $1,701,680 during the nine-month period ending September 30, 2001 as compared to $4,540,752 for the corresponding period of 2000.

CASH FROM INVESTING ACTIVITIES - In order to provide the high-quality communications services expected from our customers, the company continued to aggressively invest in and upgrade its property, plant and equipment. The amount of investment is influenced by demand for services and products, ongoing growth, regulatory commitments and plant refurbishment.

         Our capital expenditures totaled $4,681,907 during the nine-month period ending September 30, 2001 as compared to $3,238,495 for the corresponding period of 2000. The majority of these expenditures can be attributed to the expansion of our local exchange service into new markets, DSL and digital and broadband network upgrades.

         Bell Atlantic Orange County/Poughkeepsie Limited Partnership is licensed to operate as the wire line licensee in both Orange and Dutchess Counties, New York. The Company's share in the partnership's earnings increased by $1,124,010 (or 46.0%) to $3,566,010 during the first nine months of 2001, compared to $2,442,000 for the corresponding 2000 period. It is expected that these significant increases will continue in the near future.

         The Company purchased an 8.9% ownership interest in Hudson Valley DataNet ("HVDN"), L.L.C., for $1,000,000. HVDN is a competitive telecommunications company that offers high-speed bandwidth throughout the region of Orange, Dutchess and Ulster counties.

         The Company owns a 16.943% interest in Zefcom, L.L.C., a licensed reseller of wireless services, during 2000. In addition to the initial capital contribution of $1,000,000, the Company has a commitment to contribute another $500,000 to Zefcom, L.L.C. in the form of a promissory note payable on demand.

CASH FROM FINANCING ACTIVITIES - Dividends declared by the Board of Directors of Warwick Valley Telephone Company were $1.27 per share for the nine-month period ending September 30, 2001, compared to $1.14 for the corresponding period in 2000. The total dividends paid through the third quarter of 2001 for common stock by Warwick Valley Telephone Company was $2,290,372, compared to $2,067,354 for the same period in 2000. Warwick Valley Telephone Company's dividend policy considers both the expectations and requirements of shareowners and the internal requirements of the company.

         During 2000, the company refinanced the $3,000,000 Series I bond due May 1, 2000 to a notes payable with the Bank of New York.

COMPETITION -The Telecommunications Act of 1996 (the "Act") creates a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The markets affected first have been the regional toll areas in New York and New Jersey. Regional toll competition was implemented in New York on January 1, 1997 and in New Jersey in May 1997. The competition in these regional toll areas has had the effect of reducing Warwick"s revenues. The reduction in regional toll revenues for the first nine months of 2001 was $80,735 (or 10.6%) from $760,034 to $679,299 in New York and $106,701 (or 9.7%)
from $1,104,554 to $997,852 in New Jersey as compared to the same period in 2000. Under the Act the Company itself can provide competitive local exchange telephone service outside its franchised territory. The Company is currently competing with Citizen's Telecommunications of New York in the Middletown, New York area for local service by leasing loops and overbuilding Citizen's plant. The Company is also reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. However, there can be no assurances that the Company will implement any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company's franchise territory.

         The Company's February 9, 2001 petition to issue unsecured promissory notes in the aggregate of $21,238,971, with the New York State Public Service Commission ("NYSPSC") remains pending. Action on this petition by the NYSPSC is now expected, but not assured, during the fourth quarter of 2001.

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

FORWARD LOOKING STATEMENTS - Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others the following: general economic and business conditions, both nationally and in the geographic regions in which the Company operates; industry capacity; demographic changes; existing governmental regulations and changes in or the failure to comply with, governmental regulations; legislative proposals relating to the businesses in which the Company operates; competition; or the loss of any significant ability to attract and retain qualified personnel. Given these uncertainties, current and prospective investors should be cautioned in their reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.
                                       -7-

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - The Company does not hold or issue derivatives instruments for any purposes or other financial instruments for trading purposes. The Company"s only assets exposed to market risk are its interest bearing bank accounts, into which the Company deposits its excess operating funds on a daily basis. The Company's mortgage liabilities currently bear interest at fixed rates. If the Company refinances its liabilities when they mature the nature and amount of the applicable interest rate or rates will be determined at that time


PART II - OTHER INFORMATION

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


                                       Warwick Valley Telephone Company
                                                      Registrant



Date 11/14/01                         /S/ Herbert Gareiss, Jr.
     --------                         -----------------------------------------
                                      Herbert Gareiss, Jr., Vice President
                                      (Duly Authorized Officer)



Date 11/14/01                         /S/Philip A. Grybas
     --------                         ------------------------------------------
                                      Philip A. Grybas, Vice President
                                      (Principal Financial and Chief
                                      Accounting Officer)