Form 10-K405/A
period 2000-12-31
WARWICK VALLEY TELEPHONE CO
filed 2001-11-21
CIK 104777

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                     -------

                                   FORM 10-K\A

       X ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF
       -                THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       -                 SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ____to____

                           Commission File No. 0-11174

                        WARWICK VALLEY TELEPHONE COMPANY
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                        14-1160510
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

     47 Main Street, Warwick, New York                      10990
--------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Name                                       Incorporated Into

Annual Report to Shareholders for the fiscal year
ended December 31,2000                                          Part  II
Proxy Statement for the 2001 Annual Meeting
of Shareholders                                                 Part III


The Exhibit Index for this Annual Report is located on page 11.
The total number of pages contained in this Annual Report is 53.

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

         In the fiscal year ended December 31, 2000, 12,496,591 toll calls were made on the Company's system, representing an decrease of 10.6% from 13,275,178 in 1999. Business customers represent 6,584 (or 21.8%) of total access lines, and no single customer's annual billings represent a significant portion of the Company's gross revenues.

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

         Hometown Online, Inc. (`Online'), another wholly-owned subsidiary of the Company, was established to provide connectivity to the Internet as well as local and regional information services to personal computer users. All of the activities of the Company's internet service segment are conducted through Online. Service is offered within WVTC's service area as well as in nearby areas in New York, New Jersey and Pennsylvania. Online had a pre-tax profit of $1,947,622 in the fiscal year ended December 31, 2000, an increase of $568,257 (or 41.2%) from 1999. At December 31, 2000 Online had approximately 24,000 customers.

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

         The Company also receives access charges from toll carriers for all intrastate toll usage. The Company is obligated to make contributions to the New York State Access Settlement Pool (`NYSASP'), a non-profit corporation that serves New York State telecommunication providers as a clearing house for inter-company payments, but does not pool its toll or access revenues therein. The NYSASP began operations on October 1, 1992 and supports the operations of certain telephone companies other than the Company. The Company contributed approximately $191,000 to the NYSASP during the fiscal year ending December 31, 2000 and is expected to contribute approximately $153,000 in the fiscal year ending December 31, 2001.

         In October 1998, the NYSPSC implemented the Targeted Accessibility Fund (`TAF') of New York to provide universal service in rural, high costs areas of the state. The Company's contribution to the TAF during the fiscal year ended December 31, 2000 was $16,615 and is expected to be approximately $20,000 in the fiscal year ended December 31, 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                             Not applicable


PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
        (1)

ITEM 6. SELECTED FINANCIAL DATA.(1)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.(1)

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. (1)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                             Not applicable



PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.(2)


ITEM 11. EXECUTIVE COMPENSATION.(2)


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.(2)


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.(2)


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


PART IV.

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

1. Financial Statements: The following financial statements of the Company, included in the Annual Report of the Company to its Shareholders for the year ended December 31, 2000, are included in Exhibit Number 3, filed herewith:

                                                               Reference Pages
                                                                Annual Report
                                                                 On Form 10-K
Consolidated Statement of Income - Years
Ended December 31, 2000, 1999 and 1998                                  21

Consolidated Balance Sheet - December 31,
2000 and 1999                                                           20

Consolidated Statement of Stockholders'
Equity - Years Ended December 31, 2000,
1999 and 1998                                                           22

Consolidated Statement of Cash Flows - Years                            23
Ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements                             24-33

2. Financial Statement Schedules:

Report of Independent Certified                                         35
 Public Accountants on Financial
 Statement Schedules


Orange County-Poughkeepsie Limited Partnership                         41-52
 Financial Statement Schedules
Schedules:


VIII. Valuation and Qualifying Accounts                                 10



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

                                        7


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


                  (d)        Orange County-Poughkeepsie                         Filed herwith
                              Limited Partnership Financial
                              Statements for the years ended
                              December 31, 2000 and 1999


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WARWICK VALLEY TELEPHONE COMPANY


Dated: November 14, 2001           By         /s/ M. Lynn Pike
                                   ---------------------------------------------
                                              M. Lynn Pike
                                              President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the 14 day of November, 2001.

              SIGNATURE                            TITLE



     /s/ Herbert Gareiss, Jr                 Vice President and Director
--------------------------------
         Herbert Gareiss, Jr.



     /s/ Philip A. Grybas          Vice President, Chief Financial Officer
--------------------------------   (Principal Financial and Accounting Officer)
         Philip A. Grybas

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





(a)      PROVISION FOR UNCOLLECTIBLES AS STATED IN STATEMENTS OF INCOME.

(b) AMOUNTS PREVIOUSLY WRITTEN OFF WHICH WERE CREDITED DIRECTLY TO THIS ACCOUNT WHEN RECOVERED.

(c)      AMOUNTS WRITTEN OFF AS UNCOLLECTIBLE.

                                  EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION OF EXHIBIT                                PAGE


  13             Annual Report to Shareholders for the fiscal year         12
                 ended December 31, 2000

         (d)     Annual Report of Orange Poughkeepsie Limited              39
                 Partnership

  23             Consent of Independent Auditors                           53


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

                                    TABLE OF
                                    CONTENTS


Highlights                                                               1


President's Summary                                                      2


Message from the Chairman                                                5


Management's Discussion                                                  6


Consolidated Balance Sheet                                               8


Consolidated Statement Of Income                                         9


Consolidated Statement of Stockholders' Equity                          10


Consolidated Statement of Cash Flows                                    11



Notes to Financial Statements                                           12


Report of Independent Certified Public Accountants                      22


Concerning the Company's Common Stock                                   23


Board of Directors and Officers                                         24


Performance Highlights                                                  25
 (WVT
   Logo)

HIGHLIGHTS

                                                   2000                  1999

Total Revenues                                  $26,691,398          $23,185,929


Net Income                                       $7,017,499           $5,581,616

Earnings per Share                                    $3.88                $3.06

Book Value                                           $14.29               $12.23


Cash Dividend per
 Common Share                                         $1.56                $1.34

Access Lines in Service                              30,601               28,935


Cellular Subscribers                                    478                  719

Online Subscribers                                   24,379               21,535


WVLD Subscribers                                     11,253                9,642




WHERE THE DOLLAR COMES FROM                 WHERE THE DOLLAR GOES


LONG DISTANCE ACCESS -                                - WAGES & BENEFITS

                              (graph    (graph

LOCAL SERVICE -                goes       goes        -  COST OF GOODS SOLD

                                                      - OTHER OPERATING EXPENSES
WV LONG DISTANCE -
                               here)      here)       - TAXES
CELLULAR -

                                                      - DEPRECIATION
WARWICK ONLINE -
                                                      - DIVIDENDS


                                                      - RETAINED EARNINGS
OTHER REVENUES -

PRESIDENT'S SUMMARY


PHOTO Just as 2000 was a transitional year from the old millennium to the new, so was it a transitional year for Warwick Valley Telephone Company. The year began with my installation as its 6th President and ended with the name change from Warwick Valley Telephone Company to WVT Communications, a name that
GOES realistically states who we are and what we do. In between these two milestones the year was packed with many exciting events. It was also a very successful year financially.

                   CORE BUSINESSES
HERE
                   Significantly, our traditional core businesses (local telephone service, Warwick Valley Long Distances
                   (WVLD) and Network Access Services) continued to prosper in 2000. The access line base grew from 29,000 to 31,000, a 6.9% growth rate. WVLD, the most popular choice for long distance service among WVT customers, gained 1,600 customers growing from 9,700 to 11,300. Revenues from Network Access Services increased by $1,000,000 over 1999, a 15% growth rate.

Warwick Online, our Internet subsidiary, realized a significant 15% growth, adding 2,800 dial-up customers and 500 DSL (Digital Subscriber
Line) customers, while increasing net income 41% to $1.3 million. DSL (a broadband service that provides 10 to 20 times more capacity than 56k dial-up modem service) was deployed throughout our regulated service territory and selected areas in Middltown, NY during 2000. This deployment will enable WVT to retain bandwidth-hungry dial-up customers and to gain new ones who might otherwise choose the competition.

RECENTLY ESTABLISHED VENTURES

In 1999 Warwick Valley Telephone Company launched two new ventures, the Middletown, NY CLEC (Competitive Local Exchange Carrier) and the directory "takeback". To date, both efforts have proven to be successful.

WVT's CLEC operation in Middletown, NY increased revenue from $682,000 to $2.4 million. The CLEC contributed $1.9 million in net revenues. Late in 2000, favorable rulings by state regulators allowed us to begin more aggressive customer acquisition, and we ended the year with 800 access lines, an increase of almost 600. Revenue from the provision of port connections to Internet Service Providers continues to be an important aspect of the Middletown CLEC. Our 2001 Strategic Plan calls for continued expansion of the Middletown operations and the launch of CLEC operations in the Vernon, NJ area.

The decision to publish the WVT directory in-house has proven to be a good one. Under company control, the quality of the directory is much higher. Directory advertising sales produced $1 million in gross revenues and contributed $500,000 in net revenues. The directory management team introduced electronic Yellow Pages during the 2000-2001 sales campaign. Projections are that the 2001 directory will produce even better results.

OPERATING RESULTS

Strong company growth requires that we must also grow our resources. In 2000 operating expenditures increased by 11% and 2 employees were added to bring the total to 135.

Financial results remained strong in 2000. Revenues increased by 15.1% and earnings increased 26.8% over 1999. Shareholder dividends increased 15.2% annually to $1.56 per share.

                                   (WVT LOGO)


STRATEGIC INVESTMENTS

During 2000 the WVT management team recommended and the Board of Directors approved investments in two strategic partnerships, one with a broadband provider and the other a provider of PCS wireless telephone service. Both of these ventures, I believe, will enable the company to provide a full array of services and develop new revenue streams to insure continued financial success in the face of competition.


     (HUDSON VALLEY DATANET                      WVT COMMUNICATIONS SERVICE ARE
              LOGO)


The first of these investments was a 9%
ownership position in Hudson Valley
DataNet, L.L.C., (HVDN). This new                           (MAP
company provides broadband services over
fiber optic cable to secondary and
tertiary markets in the lower Hudson                        GOES
Valley. Partnership with HVDN makes it
possible for WVT to obtain reasonably
priced bandwidth with self-healing fault                    HERE)
capability for our use and for resale to other customers in our markets. The HVDN fiber facility became operational in
February 2001.


        (TELISPIRE PCS LOGO)                        FIBER OPTIC NETWORK AREA



WVT also became a founding investor in
ZefCom, L.L.C., a consortium of                              (MAP
independent telephone companies that
will resell Sprint PCS nationally under
the private label "Telispire PCS." WVT                       GOES
Communications will also be able to
resell locally under its own brand name.
WVT Communications holds a 19.5%                             HERE)
interest in ZefCom.

BOARD CHANGES

Regretfully, Mr. Howard Conklin, Jr. announced his decision to relinquish his position as Chairman of the Board in December. Mr. Conklin, who gave the company over 12 years of dedicated service as chairman, will remain a director. Thank you, Mr. Conklin. Mr. Wisner Buckbee, who has served 8 years as a director, was elected to replace Mr. Conklin.

WHERE WE GO FROM HERE

In 2000 the WVT Communications management team developed a Strategic Plan and five specific action plans, which is our road map for the future. Our aim is to upgrade our infrastructure so that it will support competitive state-of-the-art services that include video over copper plant. This will enable WVT Communications to control the "last mile" of facilities to our customers. The company will be uniquely positioned to offer a bundle of voice, data, video and wireless products with the convenience of a single bill.

This mix of products, coupled with our reputation for quality customer service and the efforts of our capable workforce, is a surefire formula which will enable WVT Communications to continue to be the premier communications services provider in its chosen markets. It's also a formula that will provide future rewards for the customers, employees and shareholders of WVT Communications.


 BOOK VALUE              ONLINE SUBCRIBERS          /s/ M. Lynn Pike
    (graph                    (graph                M. Lynn Pike
                                                    President and C.E.O.
     goes                      goes

     here)                     here)






INCOME PER SHARE         ACCESS LINES                DIVIDENDS PER SHARE

    (graph                    (graph                       (graph


     goes                      goes                         goes


     here)                     here)                        here)

FROM THE CHAIRMAN

OF THE BOARD


President Pike and his management team have made the Year 2000 again a year of profitable growth and expansion. They continue to identify areas in our industry that we can use for future profitability to benefit shareholders.


Your Board of Directors works closely with management to provide the necessary capital resources that are needed for growth and to supply the services that our customers demand.


With our well trained employees, capable management and ongoing shareholder support, your Board expects a very bright future as we approach our 100th year of operation at WVT Communications.




                                                      /s/ Wisner H. Buckbee
                                                      Wisner H. Buckbee
                                                      Chairman

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS - 2000 VS. 1999

The Company's net income from all sources increased $1,435,883 (or 25.7%) to $7,017,499 for the twelve-month period ended December 31, 2000, as compared to the same period in 1999.

Operating revenues increased $3,505,469 (or 15.1%) to $26,691,398 for the year ended December 31, 2000, as compared to $23,185,929 for 1999, primarily as a result of an increase of $1,368,927 (or 407.5%) for reciprocal compensation for the Company's Competitive Local Exchange Carrier (CLEC) in Middletown and a $1,329,443 (or 28.7%) increase in Online revenues. Reciprocal compensation began in June of 1999. In August of 2000 the reciprocal compensation rate was increased by the New York State Public Service Commission with payments retroactive to November of 1999. The increase in Online revenues is due to customer growth and the Company continually offering customers new services. Network Access Service revenues increased $529,154 (or 6.1%) primarily due to the sale of dedicated trunks. Local service revenues increased $422,061 (or 11.9%) as a result of a continuous increase in access lines and increased use of newly marketed services.


Total operating expenses increased $1,927,147 (or 11.3 %) to $19,054,452 for the year ended December 31, 2000, as compared to $17,127,305 for the previous year. An increase in wages and benefits of $725,281 (or 11.2%), an increase in both telecommunication and internet facilities of $651,650 (or 46.8%) and an increase in payroll, revenue and property taxes of $216,185 (or 14.8%) were the main factors in the increase.

Other income (expenses) increased to $2,810,638 in 2000 from $1,891,367 in 1999. This increase resulted from an increase in income of Bell Atlantic Orange County/Poughkeepsie Limited Partnership, a cellular partnership in which the Company has a 7.5% interest, which earned $3,255,217 in 2000 compared to $2,338,843 in 1999.



RESULTS OF OPERATIONS - 1999 VS. 1998

The Company's net income from all sources increased $1,539,119 (or 38.1%) to $5,581,616 for the twelve-month period ended December 31, 1999, as compared to the same period in 1998.

Operating revenues increased $1,823,829 (or 8.5%) to $23,185,929 for the year ended December 31, 1999, as compared to $21,362,100 for 1998, primarily as a result of a $1,486,844 (or 47.2%) increase in online revenues. This increase was primarily due to customers interest in and use of the internet. Local service revenues increased $578,332 (or 19.5%), primarily as a result of an increase in the number of access lines and increased use of newly marketed services. This was offset by a decrease of $786,734 (or 6.9%) in network access service revenues due to a more competitive market.


Total operating expenses increased $1,248,057 (or 7.9 %) to $17,127,305 for the year ended December 31, 1999, as compared to $15,879,248 for the previous year. An increase in wages and benefits of $770,267 (or 10.9%), an increase in internet facilities of $209,343 (or 25.0%) and an increase in depreciation expense of $412,453 (or14.2%) were the main factors in the increase.

Other income (expenses) increased to $1,891,367 in 1999 from $516,294 in 1998. This increase resulted from an increase in income of Bell Atlantic Orange County/Poughkeepsie Limited Partnership, a cellular partnership in which the Company has a 7.5% interest, which earned $1,937,538 in 1999 compared to $1,085,499 in 1998 and the gain on partnership assets amounting to $401,305 during 1999.

LIQUIDITY AND CAPITAL RESOURCES

We had $738,495 of cash and cash equivalents available at December 31, 2000. The company has lines of credit with two banks totaling $8,500,000 of which $3,550,000 remains unused. $2,500,000 of the total line of credit is at a variable lending rate and borrowings are on a demand basis without restrictions.

CASH FROM OPERATING ACTIVITIES

During 2000, 1999, and 1998 our primary source of funds continued to be cash generated from operations, as shown in the consolidated statements of cash flows. Net cash provided by operating activities exceeded our capital expenditures during 2000, 1999 and 1998; this excess is referred to as free cash flow, a supplemental measure of liquidity. We generated free cash flow of $1,466,487, $268,712, and $2,493,425 in 2000, 1999, and 1998.

CASH FROM INVESTING ACTIVITIES

In order to provide the high-quality communications services expected from our customers, the company continued to invest in and upgrade its property, plant and equipment. The amount of investment is influenced by demand for services and products, ongoing growth as well as regulatory commitments.

Our capital expenditures totaled $5,068,161, $6,449,273 and $3,828,418 in 2000,
1999, and 1998. The majority of our 2000 and 1999 expenditures can be attributed to the expansion of our local exchange service into new markets, DSL and digital and broadband network upgrades.

In 2001, management expects total capital spending to be between $6,000,000 and $7,500,000. These capital expenditures will relate primarily to the continued upgrade of our network and expansion of our DSL service.

Bell Atlantic Orange County/Poughkeepsie Limited Partnership is licensed to operate as the wire line licensee in both Orange and Dutchess Counties, New York. The company received distributions from the Partnership amounting to $2,625,000, $1,791,305 and $450,000 in 2000, 1999 and 1998. It is expected that these significant distributions from the Partnership will continue in the near future. A copy of the Orange Poughkeepsie Limited Partnership financial statement is included with this filing.


On July 28, 2000 the Company purchased an 8.9% ownership interest in Hudson Valley DataNet ("HVDN"), L.L.C., for $1,000,000. HVDN is a competitive telecommunications company that will offer high-speed bandwidth throughout the region.

The Company purchased a 19.5% interest in Zefcom, L.L.C., a licensed reseller of wireless services, during 2000. In addition to the initial capital contribution of $1,000,000, the Company has a commitment to contribute another $500,000 to Zefcom, L.L.C. in the form of a promissory note payable on demand.


CASH FROM FINANCING ACTIVITIES

Common stock dividends declared by the Board of Directors of WVT Communications were $1.56 per share in 2000, $1.34 per share in 1999 and $1.12 per share in 1998. The total dividends paid for common stock by WVT Communications were $2,806,623 in 2000, $2,435,571 in 1999 and $2,031,140 in 1998. WVT
Communication's dividend policy considers both the expectations and requirements of shareowners and the internal requirements of the company.

During the year, the company refinanced the $3,000,000 Series I bond due May 1, 2000 to a notes payable with the Bank of New York.

SEGMENTED OPERATIONS

In 1998 the Company began business segment reporting to reflect the predominance of its two major operating segments, telephone operations and internet service provider. The Company currently reports its operating results in two segments:
Warwick Valley Telephone and Warwick Online. Each of the Company's segment results is reviewed below.

The telephone operations revenue increase of $2,422,012 (or 12.4%) for the year ended December 31, 2000 as compared to $964,496 (or 5.2%) for 1999 was due to reciprocal compensation for the Company's CLEC in Middletown, New York and an increase in customer growth. Internet revenues increased $1,329,443 (or 28.7%) for the year ended December 31, 2000 as compared to $1,486,844 (or 47.2%) for 1999 largely due to a continuous increase in customer growth and new services.

The telephone operations expenses increased $1,952,526 (or 12.3%) for the year ended December 31, 2000 as compared to $669,684 (or 4.4%) for 1999 due to normal increases in expenses.. Internet expenses increased $957,605 (or 25.6%) for the year ended December 31, 2000 as compared to $1,189,571 (or 46.7%) for 1999 largely due to an increase in wages and benefits.

Comparative financial information regarding the operation of the Company's two business segments for the period from 1998 through 2000 can be found in Note 16 of the consolidated financial statements.

                           CONSOLIDATED BALANCE SHEET


ASSETS                                                                            2000               1999
------                                                                       ------------       ------------
Current Assets:
   Cash                                                                      $    738,495       $    865,521
   Accounts receivable -net of reserve for uncollectibles (Note 1)              4,090,401          4,015,673
   Materials and supplies                                                       1,665,679            983,222
   Prepaid expenses                                                               487,805            401,090
                                                                             ------------       ------------
Total Current Assets                                                            6,982,380          6,265,506
                                                                             ------------       ------------

Noncurrent Assets:
   Unamortized debt issuance expense                                               15,630             23,374
   Other deferred charges                                                          93,613            224,845
   Investments (Note 4)                                                         5,488,603          2,858,301
                                                                             ------------       ------------
Total Noncurrent Assets                                                         5,597,846          3,106,520
                                                                             ------------       ------------

Property Plant & Equipment: (Notes 1, 2 and 5)
   Plant in service                                                            49,338,440         45,049,356
   Plant under construction                                                     2,454,882          1,718,296
                                                                             ------------       ------------
                                                                               51,793,322         46,767,652
      Less: Depreciation reserve (Notes 1 and 3)                               22,360,624         19,163,148
                                                                             ------------       ------------

Total Property, Plant & Equipment                                              29,432,698         27,604,504
                                                                             ------------       ------------

     TOTAL ASSETS                                                            $ 42,012,924       $ 36,976,530
                                                                             ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Current maturities of long term debt                                      $          0       $  3,000,000
   Notes payable (Note 6)                                                       4,950,000            900,000
   Accounts payable                                                             2,799,229          2,716,428
   Advance billing and payments                                                   193,862                  0
   Customer deposits                                                              130,990            129,660
   Accrued taxes                                                                   26,432             22,168
   Accrued interest                                                                28,563             73,067
   Other accrued liabilities                                                      381,023            356,990
                                                                             ------------       ------------
Total Current Liabilities                                                       8,510,099          7,198,313
                                                                             ------------       ------------


                                                                             ------------       ------------
Long-term Debt (Note 5)                                                         4,000,000          4,000,000
                                                                             ------------       ------------

Deferred Credits and Other Long Term Liabilities (Notes 1, 7 and 8)
   Accumulated deferred federal income taxes                                    2,207,871          2,079,063
   Unamortized investment tax credits                                              81,047            118,247
   Other deferred credits                                                          47,218             65,040
   Post retirement benefit obligations                                            772,756            786,159
                                                                             ------------       ------------
Total Deferred Credits and Other Long Term Liabilities                          3,108,892          3,048,509
                                                                             ------------       ------------

Stockholders Equity (Notes 5, 10, 11 and 12)
   Preferred stock 5% cumulative, $100 par value;                                 500,000            500,000
      Authorized 7,500 shares; Issued and outstanding 5,000 shares
   Common stock - no par value;  Authorized shares 2,160,000                    3,450,465          3,367,607
      Issued 1,993,593 (2000) and 1,991,462 (1999)
   Treasury stock at cost, 190,497 shares for 2000 and 173,352 for 1999        (3,384,800)        (2,780,290)
Retained earnings                                                              25,828,268         21,642,391
                                                                             ------------       ------------
Total Shareholders Equity                                                      26,393,933         22,729,708
                                                                             ------------       ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 42,012,924       $ 36,976,530
                                                                             ============       ============


Please see the accompanying notes, which are an integral part of the financial statements.

                        CONSOLIDATED STATEMENT OF INCOME

       FOR THE YEARS ENDED DECEMBER 31,


                                                  2000               1999               1998
                                              ------------       ------------       ------------
OPERATING REVENUES:
   Local network service                      $  3,968,037       $  3,545,976       $  2,967,644
   Network access services                       6,796,518          5,999,920          6,554,736
   Long distance network service                 2,357,125          2,624,569          2,904,040
   Directory advertising                         1,060,398            972,739            941,714
   Long distance sales                           2,016,057          1,884,557          1,932,111
   Internet services                             5,969,307          4,639,864          3,153,020
   Other services and sales (Note 1)             4,523,956          3,518,304          2,908,835
                                              ------------       ------------       ------------
    Total operating revenues                    26,691,398         23,185,929         21,362,100
                                              ------------       ------------       ------------

OPERATING EXPENSES:
   Plant specific                                3,195,789          2,670,835          2,347,814
   Plant non-specific:
     Depreciation and amortization               3,247,711          3,324,079          2,911,626
     Other                                       1,506,607          1,330,865          1,237,270
   Customer operations                           4,279,191          4,122,826          3,759,920
   Corporate operations                          3,051,221          2,414,961          2,181,653
   Cost of services and sales                    2,101,218          1,807,209          2,028,126
   Property, revenue and payroll taxes           1,672,715          1,456,530          1,412,839
                                              ------------       ------------       ------------
    Total operating expenses                    19,054,452         17,127,305         15,879,248

    OPERATING INCOME                             7,636,946          6,058,624          5,482,852

OTHER INCOME (EXPENSE):
    Interest expense                              (612,263)          (611,625)          (622,157)
    Interest income                                 24,753             17,330             22,401
    Income from cellular partnership             3,255,218          2,338,843          1,085,499
    Other income (expense)                         142,930            146,819             30,551
                                              ------------       ------------       ------------

     Total other income (expenses) - net         2,810,638          1,891,367            516,294
                                              ------------       ------------       ------------

   INCOME BEFORE INCOME TAXES                   10,447,584          7,949,991          5,999,146

FEDERAL INCOME TAXES (Note 7)                    3,430,085          2,368,375          1,956,649

     NET INCOME                                  7,017,499          5,581,616          4,042,497

PREFERRED DIVIDENDS                                 25,000             25,000             25,000
                                              ------------       ------------       ------------

  INCOME APPLICABLE TO COMMON STOCK           $  6,992,499       $  5,556,616       $  4,017,497
                                              ============       ============       ============

   NET INCOME PER AVERAGE SHARE OF
    OUTSTANDING COMMON STOCK (NOTE 10)        $       3.88       $       3.06       $       2.21
                                              ============       ============       ============

  AVERAGE SHARES OF COMMON STOCK
    OUTSTANDING (Note 10)                        1,811,653          1,817,531          1,813,792
                                              ============       ============       ============



Please see the accompanying notes, which are an integral part of the financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                           TREASURY          PREFERRED          COMMON            RETAINED
                                            STOCK              STOCK             STOCK            EARNINGS              TOTAL
                                        ------------       ------------      ------------      ------------       ------------

Balance, December 31, 1997               ($2,780,290)          $500,000        $2,948,438       $16,534,991        $17,203,139

  Net income for the year                          -                  -                 -         4,042,497          4,042,497
  Dividends:
       Common ($1.12 per share)                    -                  -                 -        (2,031,140)        (2,031,140)
       Preferred ($5.00 per share)                 -                  -                 -           (25,000)           (25,000)
  Sale of Common Stock                             -                  -           382,423                 -            382,423
                                        ------------       ------------      ------------      ------------       ------------
Balance, December 31, 1998               ($2,780,290)          $500,000        $3,330,861       $18,521,348        $19,571,919

  Net income for the year                          -                  -                 -         5,581,615          5,581,615

  Dividends:
       Common ($.1.34 per share)                   -                  -                 -        (2,435,571)        (2,435,571)
       Preferred ($5.00 per share)                 -                  -                 -           (25,000)           (25,000)
 Sale of Common Stock                              -                  -            36,746                 -             36,746
                                        ------------       ------------      ------------      ------------       ------------
Balance, December 31, 1999               ($2,780,290)          $500,000        $3,367,607       $21,642,391        $22,729,709

  Net income for the year                          -                  -                 -         7,017,499          7,017,499
  Dividends:
       Common ($1.56 per share)                    -                  -                 -        (2,806,623)        (2,806,623)
       Preferred ($5.00 per share)                 -                  -                 -           (25,000)           (25,000)
  Sale of Common Stock                             -                  -            82,858                 -             82,858
  Purchase of Treasury Stock                (604,510)                 -                 -                 -           (604,510)
                                        ------------       ------------      ------------      ------------       ------------
Balance, December 31, 2000               ($3,384,800)          $500,000        $3,450,465       $25,828,268        $26,393,933
                                        ============       ============      ============      ============       ============



Please see the accompanying notes, which are an integral part of the financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                         2000               1999              1998
                                                                     -----------        -----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES:
      Net Income                                                      $ 7,017,499       $ 5,581,616       $ 4,042,497
      Adjustments to reconcile net income to net cash
       Provided by operating activities:
        Depreciation and amortization                                   3,247,711         3,324,078         2,911,626
        Deferred income tax and investment tax credit                      73,786          (264,352)          (80,967)
        Interest charged to construction                                  (84,746)         (143,480)          (44,292)
        Income from partnership                                        (3,255,217)       (2,338,843)       (1,085,499)

Change in assets and liabilities:
      (Increase) Decrease in accounts receivable                          (74,728)         (306,226)          255,913
      (Increase) Decrease in materials and supplies                      (682,457)          615,221          (464,806)
      (Increase) Decrease in prepaid expenses                             (86,715)          (47,492)          (15,181)
      (Increase) Decrease in deferred charges                             131,232           (44,239)           36,969
      Increase (Decrease) in accounts payable                              82,801            95,571           869,119
      Increase (Decrease) in customers' deposits                            1,330            (3,773)          (35,032)
      Increase (Decrease) in advance billing and payment                  193,862          (100,146)          (63,736)
      Increase (Decrease) in accrued expenses                             (40,240)          (66,033)          (41,424)
      Increase (Decrease) in post retirement benefit obligations          (13,403)          401,522            30,737
      Increase (Decrease) in other liabilities                             24,033            14,561             5,919
                                                                      -----------       -----------       -----------

Net cash provided by operating activities                               6,534,748         6,717,985         6,321,843
                                                                      -----------       -----------       -----------

CASH FLOW FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment                        (5,068,161)       (6,449,273)       (3,828,418)
      Interest charged to construction                                     84,746           143,480            44,292
      Distribution from partnership                                     2,625,000         1,791,305           450,000
      Changes in other investments                                     (2,000,084)           (8,016)           (2,668)
                                                                      -----------       -----------       -----------

Net cash used in investing activities                                  (4,358,499)       (4,522,504)       (3,336,794)
                                                                      -----------       -----------       -----------

CASH FLOW FROM FINANCING ACTIVITIES:
      Increase (Decrease) in notes payable                              4,050,000           500,000        (1,200,000)
      Repayment of long-term debt                                      (3,000,000)                -                 -
      Dividends                                                        (2,831,623)       (2,460,573)       (2,056,140)
      Sale of common stock                                                 82,858            36,746           382,423
      Purchase of treasury stock                                         (604,510)                -                 -
                                                                      -----------       -----------       -----------
Net cash provided by (used in) financing activities                    (2,303,275)       (1,923,827)       (2,873,717)
                                                                      -----------       -----------       -----------

Increase (Decrease) in cash and cash equivalents                         (127,026)          271,654           111,332

Cash and cash equivalents at beginning of year                            865,521           593,867           482,535
                                                                      -----------       -----------       -----------

Cash and cash equivalents at end of year                              $   738,495       $   865,521       $   593,867
                                                                      ===========       ===========       ===========


Please see the accompanying notes, which are an integral part of the financial statements.
                                       24

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

     The Company provides communications services to customers in the Towns of Warwick, Goshen, and Wallkill, New York and the Townships of Vernon and West Milford, New Jersey. Its services include providing local, toll and cellular telephone service to residential and business customers, access and billing and collection services to interexchange carriers, the sale and leasing of telecommunications equipment, paging and internet access.

     USE OF ESTIMATES

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

     CONSOLIDATION

     The consolidated financial information includes the accounts of Warwick Valley Telephone Company and its wholly-owned subsidiaries (the "Company") after elimination of all significant intercompany transactions. Certain prior year amounts have been reclassified to conform with the 2000 financial statement presentation.


     REVENUE RECOGNITION

     The Company earns revenue principally by providing communication related services to its customers, which include end users who purchase local service, toll service, internet access and interexchange carriers who resell network access services. These revenues are recognized when the services are provided.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We were required to adopt the provisions of SAB 101 in the fourth quarter of 2000, retroactive to January 1, 2000. Based upon a review of our revenue recognition policies, we concluded that the adoption of SAB 101 did not require a change in those policies nor did it materially affect the timing or amount of revenue recognition.


     DEPRECIATION

     Depreciation is based on the cost of depreciable plant in service and is calculated on the straight-line method using estimated service lives of the various classes of telephone plant. Depreciation as a percent of average depreciable telephone plant was 6.86%, 7.80%, and 7.51%, for the years 2000, 1999 and 1998, respectively.

     CAPITALIZATION OF CERTAIN COSTS AND EXPENSES

     The Company has consistently followed the practice of capitalizing certain costs related to construction, including payroll and payroll related costs and significant costs of capital incurred during construction. The income which results from capitalizing interest during construction is not currently realized but, under the regulatory rate-making process, is recovered by revenues

     ADVERTISING COSTS

     Advertising costs are expensed as incurred.

     FEDERAL INCOME TAXES

     The Company records deferred taxes that arise from temporary differences resulting from differences between the financial statement and tax basis of assets and liabilities. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company's deferred taxes result principally from differences in depreciation methods for financial reporting and tax reporting.
                                       25

     Investment tax credits have been normalized and are being amortized to income over the average life of the related telephone plant and other equipment.

     RESERVE FOR UNCOLLECTIBLES

     The Company uses the reserve method to record uncollectible accounts. The reserve for uncollectibles was $65,155 as of December 31, 2000 and 1999, respectively.

     CASH FLOW STATEMENT

     Cash and cash equivalents consists principally of demand deposits and are in accounts which are insured by the Federal Deposit Insurance Corporation (F.D.I.C.) up to $100,000 at each financial institution. As of December 31, 2000 the amount of cash in excess of these F.D.I.C. insured limits was approximately $468,000. The following is a list of interest and federal income tax payments for each of the three years in the period ending December 31:

                                                            2000                   1999                   1998
                                                       ----------------       ----------------       ----------------

     Interest                                          $    656,767               $   612,643            $   623,902
     Federal income taxes                              $  3,360,000               $ 2,787,991            $ 2,064,867

     MATERIAL AND SUPPLIES

     New material and reusable materials are carried at average original cost, except that specific costs are used in the case of large individual items. As of December 31, 2000 and 1999 the Material and Supplies inventory consisted of the following:


                                                                                     2000                   1999
                                                                              ----------------       ----------------

     Inventory for outside plant                                                  $   488,113              $ 215,710
     Inventory for inside plant                                                       678,186                567,325
     Inventory for online plant                                                        95,195                      0
     Inventory of equipment held for sale or lease                                    404,185                200,187
                                                                              ----------------       ----------------
                                                                                  $ 1,665,679              $ 983,222
                                                                              ================       ================

     RETIREMENT AND/OR DISPOSITION OF PROPERTY

     When depreciable property is retired, the amount at which it is carried plus the cost of removal is charged to the depreciation reserve and any salvage is credited thereto. Expenditures for maintenance and repairs are charged against income; renewals and betterments are capitalized.

     OTHER SERVICES AND SALES REVENUES

     Other services and sales revenues consisted of the following for each of the three years in the period ended December 31:


                                                              2000                   1999                  1998
                                                       ----------------       ----------------       ----------------

     Rent revenue                                              343,180                296,498                208,179
     Billing and collection revenue                            966,288              1,096,779              1,154,150
     Other                                                   3,214,488              2,125,027              1,546,506
                                                       ----------------       ----------------       ----------------
                                                            $4,523,956             $3,518,304            $ 2,908,835
                                                       ================       ================       ================


2.   PROPERTY, PLANT AND EQUIPMENT

     Plant in service, at cost, consisted of the following at December 31:

                                                                                   2000                   1999
                                                                              ----------------       ----------------

     Land, buildings, furniture and office equipment                             $  4,512,991            $ 4,249,179
     Vehicles and work equipment                                                    1,661,980              1,265,185
     Central office equipment                                                      20,521,852             19,391,013
     Customer premise equipment                                                     1,526,923              1,318,299
     Outside plant equipment                                                       17,222,690             15,909,015
      Internet equipment                                                            3,892,004              2,916,664
                                                                              ----------------       ----------------
                                                                                   49,338,440            $45,049,355
                                                                              ================       ================

3.   DEPRECIATION RESERVE

     Depreciation reserve consisted of the following at December 31:

                                                                                   2000                   1999
                                                                              ----------------       ----------------

       Buildings, furniture and office equipment                                  $ 2,304,022            $ 2,267,264
       Vehicles and work equipment                                                    895,616                798,865
       Central office equipment                                                    11,041,581              9,386,103
       Customer premise equipment                                                     899,008                728,467
       Outside plant equipment                                                      4,991,031              4,525,404
       Internet equipment                                                           2,229,366              1,457,045
                                                                              ----------------       ----------------
                                                                                  $22,360,624            $19,163,148
                                                                              ================       ================


4.   INVESTMENTS

     Investments consisted of the following at December 31:

                                                                                   2000                   1999
                                                                             -----------------      -----------------

     Investment in cellular partnership                                           $ 3,461,099            $ 2,829,923
     Investment in Hudson Valley DataNet                                            1,000,000                      0
     Investment in wireless company                                                 1,000,000                      0
     Other investments                                                                 27,504               $ 28,378
                                                                             -----------------      -----------------
                                                                                  $ 5,488,603            $ 2,858,301
                                                                             =================      =================

     The cellular partnership investment represents the Company's 7.5% interest as a limited partner in the Orange-Poughkeepsie Limited Partnership, a cellular telephone operation which is recorded on the equity method. Income from this investment amounted to $3,255,218 and $2,338,843 for the years ended December 31, 2000 and 1999, respectively. Distributions received from the partnership amounted to $2,625,000 and $1,791,305 for 2000 and 1999, respectively.

     The following is a summary of financial position and results of operations of the Orange-Poughkeepsie Limited Partnership as of and for the years ending December 31, 2000 and 1999:

                                                                                   2000                   1999
                                                                             -----------------      ------------------

     Current assets                                                               $25,748,075             $17,055,000
     Property, plant and equipment, net                                            24,752,768              23,406,000
     Total assets                                                                  50,507,623              40,469,000
     Current liabilities                                                            2,153,473               1,810,000
     Partners capital                                                              48,354,150              38,659,000
     Revenues                                                                      57,677,561              35,512,000
     Net income                                                                    44,695,100              26,417,000

      The Company has an 8.9% ownership interest in Hudson Valley DataNet ("HVDN"), L.L.C., a competitive telecommunications company that will offer high-speed bandwidth throughout the region. The wireless investment represents the Company's 19.5% interest in Zefcom, L.L.C., a licensed reseller of wireless services. In addition to the initial capital contribution of $1,000,000, the Company has a commitment to contribute another $500,000 to Zefcom, L.L.C. in the form of a promissory note payable on demand. Both of these companies are in the beginning stages of operations and both are recorded on the cost method. Other investments are also recorded at cost.

5.   LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:


                                                                                   2000                   1999
     First Mortgage Bonds                                                         AMOUNT                 AMOUNT
     --------------------                                                    -----------------      ------------------

       9.05% Series "I" (due 05/01/2000)                                          $         0             $ 3,000,000

       7.05% Series "J" (due 12/01/2003)                                            4,000,000               4,000,000
                                                                             -----------------      ------------------

                                                                                    4,000,000               7,000,000

     Less:  Current maturities of long-term debt                                            0               3,000,000

       Total Long-term debt                                                       $ 4,000,000             $ 4,000,000
                                                                             =================      ==================

     Telephone properties have been pledged as collateral on the first mortgage bonds. Under provisions of the bond indentures, as amended, the payment of dividends or a distribution of assets to stockholders to the extent of 75% of the Company's net income earned during the calendar year will be allowed, providing "net operating income" exceeds interest expense 1.5 times.

     Maturities for the five years subsequent to 2000 for long-term debt outstanding as of December 31, 2000, are as follows:

                 2001                 ---              2004            ---
                 2002                 ---              2005            ---
                 2003         $ 4,000,000

     The first mortgage bonds, Series "J" bond, may not be redeemed prior to the maturity date.

6.   NOTES PAYABLE

     The Company has an unsecured line of credit in the amount of $2,500,000 with the Warwick Savings Bank, which expires in June 2001. Any borrowings under this line of credit are on a demand basis and are without restrictions, at a variable lending rate. The total unused line of credit available at December 31, 2000 was $550,000. The balances outstanding as of December 31, 2000 and 1999 were $1,950,000 and $900,000 respectively, bearing interest at rates of 8.75% and 8.0%, respectively.

     The Company has an outstanding line of credit in the amount of $3,000,000 with the Bank of New York, which expires on March 31, 2001. This is an unsecured note that is renewable solely at the Bank's option. Interest is paid monthly calculated on the unpaid balance using either the Bank's Alternate Base Rate or the LIBOR based rate. The interest rate on the outstanding balance of $3,000,000 as of December 31, 2000 was 8.44%.

7.   FEDERAL INCOME TAXES

     The following tabulation is a reconciliation of the federal income tax expense as reported in these financial statements with the tax expense computed by applying the statutory federal income tax rate of 34% to pre-tax income.

                                                        2000              1999              1998
                                                     -----------       -----------       -----------
     Operating federal income taxes:
      Current portion                                $ 2,231,650       $ 1,837,842       $ 1,670,896
                                                     -----------       -----------       -----------
      Deferrals, net of reversals:
        Depreciation                                     162,178            25,367           (17,736)
        Cost of removal                                    2,655            (5,946)           (2,813)
       Other                                             (55,189)         (245,042)          (19,034)
     Investment tax credit, net of amortization          (37,200)          (40,200)          (42,980)
                                                     -----------       -----------       -----------
                                                          72,444          (265,821)          (82,563)
                                                     -----------       -----------       -----------
         Operating F.I.T. expense                    $ 2,304,094       $ 1,572,021       $ 1,588,333
                                                     -----------       -----------       -----------
     Nonoperating federal income taxes               $ 1,125,991       $   796,354       $   368,316
                                                     -----------       -----------       -----------
        Total F.I.T. expense, as reported              3,430,085         2,368,375         1,956,649

      Reversals of deferred taxes                         58,411           167,374            67,485
      Other                                               63,683           167,248            15,576
                                                     -----------       -----------       -----------
     FEDERAL INCOME TAX AT
       STATUTORY RATE                                $ 3,552,179       $ 2,702,997       $ 2,039,710
                                                     ===========       ===========       ===========

     The following components comprise the net deferred tax liability reported as of December 31:

                                                                                   2000                   1999
                                                                             -----------------       ----------------
       Deferred tax liabilities                                                    $2,583,096          $ 2,418,263
       Deferred tax assets                                                            375,225              339,199
                                                                             -----------------       ----------------

       Net deferred tax liability                                                  $2,207,871          $ 2,079,064
                                                                             =================       ================

     The deferred tax liability consists principally of temporary differences due to differences in depreciation methods for financial reporting and tax reporting. The deferred tax asset consists principally of temporary differences due to the reporting of pension and deferred compensation obligations.


8.   PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     The Company has two defined benefit pension plans covering all management and non-management employees who are at least 21 years of age and have completed one year of service. Benefits are based on years of service and the average of the employee's three highest consecutive years' base compensation. The Company's policy is to fund the minimum required contribution disregarding any credit balance arising from excess amounts contributed in the past.

     The Company sponsors a non-contributory, defined benefit postretirement medical benefit plan that covers all employees that retire directly from active service on or after age 55 with at least 10 years of service or after age 65 with at least 5 years of service. The projected unit credit actuarial method was used in determining the cost of future benefits. The Company's funding policy is to contribute the maximum allowed under current Internal Revenue Service regulations. Due to regulatory requirements the Company is allowed to expense the amount actually funded, with any difference between the funding amount and the SFAS 106 expense amount being deferred as a regulatory asset or liability. Assets of the plan are invested in common stocks and a money market fund.

     The components of the pension and postretirement expense (credit) were as follows for the years ended December 31:

                                                   PENSION BENEFITS                           POSTRETIREMENT BENEFITS
                                          2000            1999            1998            2000            1999            1998
                                    ---------------------------------------------   ------------------------------------------

     Service cost                    $ 252,952       $ 267,535       $ 238,977       $  62,963       $  71,446       $  42,117

     Interest cost on benefit
       Obligation                      679,920         642,092         601,153         136,697         129,247          58,618

     Amortization of transition
       Obligation                       53,263          53,263          53,263          51,496          51,496          51,496

     Amortization of prior
       service (credit) cost            40,637          48,282          50,611         (19,964)        (19,964)        (21,494)

     Recognized net actuarial
      (gain) loss                     (309,700)        (35,719)        (98,490)         12,729          39,817         (40,835)

     Expected return on
      plan assets                     (873,300)       (705,469)       (692,142)        (94,664)        (78,071)        (61,313)
                                    ---------------------------------------------   ------------------------------------------
     Net periodic (credit)
       Expense                       ($156,228)      $ 269,984       $ 153,372       $ 149,257       $ 193,971       $  28,589
                                    =============================================   ==========================================

     The following table presents a summary of plan assets, projected benefit obligation and funded status of the plans at December 31:

                                                      PENSION BENEFITS                   POSTRETIREMENT BENEFITS
                                                    2000             1999                2000              1999
                                               -------------------------------       -------------------------------

     Fair value of plan assets
     at beginning of year                      $ 10,376,258       $  8,966,950       $  1,173,563       $    962,257

     Employer contributions                          58,074             87,934             89,372             89,372

     Actual return on plan assets                 1,556,698          1,640,940             48,678            155,986

     Benefits paid                                 (335,810)          (319,566)           (41,793)           (34,052)
                                               -------------------------------       -------------------------------

     Fair value of plan assets at end
     of year                                   $ 11,655,220       $ 10,376,258       $  1,269,820       $  1,173,563
                                               -------------------------------       -------------------------------

     Projected benefit obligation
     at beginning of year                         8,453,470          9,320,457          1,737,385            831,259

     Benefits earned                                252,952            267,535             62,963             71,446

     Interest cost on projected benefit
     obligation                                     679,920            642,092            136,697            129,247

     Actuarial (gain) loss                        1,080,796         (1,457,048)           182,148            739,485

     Benefits paid                                 (335,810)          (319,566)           (41,793)           (34,052)
                                               -------------------------------       -------------------------------

     Projected benefit obligation at year
     end                                         10,131,328          8,453,470          2,077,400          1,737,385
                                               -------------------------------       -------------------------------

     Plan assets in excess of (less
     than) projected benefit obligation           1,523,892          1,922,788           (807,580)          (563,822)

     Unrecognized actuarial (gain) loss          (2,228,348)        (2,669,652)           582,190            366,784

     Unrecognized prior service (credit)
     cost                                           373,209            148,052           (364,855)          (384,819)

     Unrecognized net
     transition obligation                           53,267            106,530            617,948            669,444
                                               -------------------------------       -------------------------------
     Prepaid (accrued) benefit cost            $   (277,980)      $   (492,282)      $     27,703       $     87,587
                                               ===============================       ===============================

     Actuarial assumptions used to calculate the projected benefit obligation were as follows for the years ended December 31:

                                                         PENSION BENEFITS                          POSTRETIREMENT BENEFITS
                                                      2000              1999                       2000              1999
                                                 ----------------------------------          ------------------------------------

      Discount rate                                   7.50%            8.00%                      7.50%              8.00%
      Expected return on plans                        8.00%            8.00%                      8.00%              8.00%
      Rate of compensation increase                   5.50%            5.50%                       ---                ---
      Healthcare cost trend                            ---              ---                       9.00%              9.00%

     The health care cost trend rate was expected to decrease gradually (.5% per year) to an ultimate rate of 5% in 2007. An increase in the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 2000 approximately $356,000 and the aggregate of the service and interest cost components of postretirement expense for the year then ended by approximately $44,000. A 1.0% decrease in the health care cost trend rate would decrease these components by approximately $288,000 and $36,000, respectively.

     The Company also has a Defined Contribution 401(K) Profit Sharing Plan covering substantially all employees. Under the plan, employees may contribute up to 15% of compensation, subject to certain legal limitations. In 2000 the Company made a matching contribution up to 8.0% of an eligible participant's compensation for management, clerical and traffic employees and up to 6.0% for plant employees. The Company contributed and expensed $388,636, $320,795, and $236,597 for the years ended December 31, 2000,
     1999 and 1998 respectively.

     The Company has deferred compensation agreements in place for certain officers which become effective upon retirement. These non-qualified plans are not currently funded and a liability representing the present value of future payments has been established, with balances of $367,260 and $189,950 as of December 31, 2000 and 1999, respectively.


9.   RELATED PARTY TRANSACTIONS

     The Company expended approximately $255,860, $225,031, and $221,880 during 2000, 1999, and 1998, respectively, in insurance premiums for required insurance coverage. These expenditures were made to an insurance agency in which a member of the Board of Directors has a financial interest. Two Board of Director members are also trustees of the Warwick Savings Bank, at which the Company has its principal bank accounts and temporary investments.


10.  COMMON STOCK

     Earnings per share are based on the weighted average number of shares outstanding of 1,811,653, 1,817,531, and 1,813,792 for the years ended December 31, 2000, 1999 and 1998, respectively. The following schedule summarizes the changes in the number of shares issued of capital stock for the year ended December 31, 2000:


                                                                Treasury                Preferred                    Common
                                                                  Stock                   Stock                      Stock
                                                             ---------------         ---------------           -----------------
       Balance, January 1, 2000                                     173,352                   5,000                   1,991,462
       Additional shares issued                                      17,145                       0                       2,131
       Shares redeemed                                                    0                       0                           0
                                                             ---------------         ---------------           -----------------

       Balance, December 31, 2000                                   190,497                   5,000                   1,993,593
                                                             ===============         ===============           =================

11.  TREASURY STOCK

     The Company accounts for treasury stock using the cost method of accounting.


12.  PREFERRED STOCK

     The preferred stock may be redeemed by the Company on any dividend payment date at par plus accumulated dividends. Preferred stock ranks prior to the common stock both as to dividends and on liquidation, but has no general voting rights. However, if preferred stock dividends are in default in an amount equal to six quarterly dividends, the holder of preferred stock shall have the right to elect a majority of the Board of Directors and such voting rights would continue until all dividends in arrears have been paid.


13.  COMMITMENTS

     The Company is required to make certain contributions to national and state associations as part of the industry practice of pooling revenues and redistributing to members based on cost to provide services or some other method. Due to recent changes in the structure of these pools, the Company's responsibility is to contribute certain fixed amounts during a transition period, after which time the amounts may change. The Company's contribution to the New York State Access Settlement Pool was $190,943 for 2000 and is expected to be $153,000 for 2001. In October of 1998 the New York State Public Service Commission implemented the Targeted Accessibility Fund (TAF) of New York to provide support of universal service in rural, high costs areas of the state. The amount the Company contributed to TAF for 2000 was $16,615 and the expected contribution for 2001 is approximately $20,000. The Company also contributes to the Universal Service Administration Co. (USAC). For 2000 the Company's contribution to USAC was $144,839 and for 2001 it will be approximately $160,000. Quarterly updates modify the amounts contributed. The amounts paid to these pools are considered part of the cost of providing access service to interexchange carriers and are included in the rates charged to them.


14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of the instruments. The fair value of the Company's long-term debt approximates the carrying value of $4,000,000 due to the short maturity of the debt. The fair value of other financial instruments is estimated by management to approximate the carrying value.


15.  BUSINESS SEGMENTS

     The Company reports segmented information according to Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires reporting segment information consistent with the way management internally disaggregates an entity's operations to assess performance and to allocate resources. The Company's segments consist of a local telephone operation and an internet access provider. The telephone operation offers local, long distance and cellular telephone service to customers in the Towns of Warwick, Goshen, and Wallkill, New York and the Townships of Vernon and West Milford, New Jersey, as well as providing access services to interexchange carriers and the selling and leasing of equipment. Hometown Online, Inc. ("Online"), the internet access segment offers connectivity to the Internet as well as local and regional information services to personal computer users. Service is offered within the Company's service area as well as in New York, New Jersey and Pennsylvania.

     The accounting policies used in measuring segment assets and operating results are the same as those described in Note 1. The Company evaluates performance of the segments based on segment operating income. The Company accounts for intersegment sales at current market prices or in accordance with regulatory requirements.

      The following information summarizes the Company's business segments for the years 2000, 1999 and 1998:



                                                              2000
                                                                                     Intercompany            Consolidated
      Revenues from:                     Telephone             Internet               Elimination               Total
                                      -----------------  ---------------------     ------------------      -----------------

       Unaffiliated customers             $ 20,681,817             $5,969,307                                  $ 26,651,124

       Intersegment revenues                 1,261,043                                    (1,261,043)
                                      -----------------  ---------------------     ------------------      -----------------

        Total revenues                      21,942,860              5,969,307             (1,261,043)            26,651,124
                                      -----------------  ---------------------     ------------------      -----------------

       Operating expenses                   13,668,191              3,359,319             (1,261,043)            15,766,467

       Depreciation                          2,566,348                673,619                      0              3,239,967

       Federal income taxes                  1,641,902                662,192                      0              2,304,094

      Other income (expenses)                1,665,649                 11,254                      0              1,676,903
                                      -----------------  ---------------------     ------------------      -----------------
      Net income                           $ 5,732,068            $ 1,285,431                      0            $ 7,017,499
                                      =================  =====================     ==================      =================

      Assets                               $38,275,125            $ 3,737,799                      0            $42,012,924

      Capital expenditures                 $ 4,079,229            $   988,932                      0            $ 5,068,161




                                                              1999
                                                                                     Intercompany           Consolidated
      Revenues from:                      Telephone            Internet               Elimination              Total
                                       ----------------    ------------------      ------------------     -----------------

       Unaffiliated  customers             $18,510,353            $4,639,864            $         0         $   23,150,217

       Intersegment  revenues                1,010,495                     0             (1,010,495)                     0
                                       ----------------    ------------------      ------------------     -----------------

        Total revenues                      19,520,848             4,639,864             (1,010,495)            23,150,217
                                       ----------------    ------------------      ------------------     -----------------

       Operating expenses                   12,125,754             2,652,255             (1,010,495)            13,767,514

       Depreciation                          2,695,124               616,286                       0             3,311,410

       Federal income taxes                  1,103,037               468,984                       0             1,572,021

      Other income (expenses)                1,074,302                 8,042                       0             1,082,344
                                       ----------------    ------------------      ------------------     -----------------
      Net income                           $ 4,671,235            $  910,381            $          0        $    5,581,616
                                       ================    ==================      ==================     =================

      Assets                               $34,638,100            $2,338,430            $          0        $   36,976,530

      Capital expenditures                 $ 5,412,642            $1,036,631            $          0        $    6,449,273

                                                              1998
                                                                         Intercompany     Consolidated
                                     Telephone          Internet         Elimination         Total
                                   ------------       ------------      ------------      ------------
     Revenues from:

      Unaffiliated  customers      $ 18,164,771       $  3,153,020      $          0      $ 21,317,791

      Intersegment  revenues            391,581                  0          (391,581)                0
                                   ------------       ------------      ------------      ------------

       Total revenues                18,556,352          3,153,020          (391,581)       21,317,791
                                   ------------       ------------      ------------      ------------

      Operating expenses             11,501,820          1,813,073          (391,581)       12,923,312


      Depreciation                    2,477,980            420,979                 0         2,898,959

     Federal income taxes             1,274,431            313,902                 0         1,588,333

     Other income (expenses)            131,037              4,273                 0           135,310
                                   ------------       ------------      ------------      ------------
     Net income                    $  3,433,158       $    609,339      $          0      $  4,042,497
                                   ============       ============      ============      ============

     Assets                        $ 31,591,340       $  1,650,052      $          0      $ 33,241,392

     Capital expenditures          $  3,059,117       $    769,301      $          0      $  3,828,418

                 Report of Independent Certified Public Accounts




                               BUSH & GERMAIN, PC
                          Certified Public Accountants
                                 901 Lodi Street
                            Syracuse, New York 13203

                              phone: (315) 424-145
                               fax: (315) 424-1457

February 8, 2001

To the Board of Directors
Warwick Valley Telephone Company
P.O. Box 592
Warwick, New York  10990

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Warwick Valley Telephone Company as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warwick Valley Telephone Company as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.





                                           /s/ Bush & Germain, P.C.
                                             Bush & Germain, P.C.

CONCERNNG THE COMPANY'S COMMON STOCK


         On April 28, 1998 Warwick Valley Telephone Company's common stock began trading on the NASDAQ National Market under the symbol WWVY. Private sales are also made by holders of the Company's common stock from time to time. At March 1, 2001 there were 642 holders of the Company's common stock.

         The Company has paid consecutive cash dividends on its common stock quarterly since April 1, 1931 and semi-annually from July 1, 1907 until December 31, 1930. The practice of the Company has been to reinvest a substantial portion of its earnings in its capital plant. While the present intention of the Board of Directors is to continue declaring cash dividends, future dividends will necessarily depend on the Company's earnings, capital requirements, developments in the telephone industry and general economic conditions, among other factors. In 1999, the Company paid a dividend on its common stock of $1.34 per share. In 2000, the common stock dividend was $1.56 per share.

         The NASDAQ high and low bid prices for the Company's common stock for the first, second, third and fourth quarters of 2000 and 1999 were as follows:



-------------------------------------------------------------------------------
                       PRICE OF THE COMPANY'S COMMON STOCK
-------------------------------------------------------------------------------
                                  QUARTER ENDED
-------------------------------------------------------------------------------
                March 31,       June 30,        September 30,     December 31,
                  2000            2000              2000               2000
-------------------------------------------------------------------------------
High             $ 48.25         $ 42.00          $  47.00            $ 55.00
-------------------------------------------------------------------------------
Low              $ 38.00         $ 37.00          $ 36.625            $ 34.50
-------------------------------------------------------------------------------





-------------------------------------------------------------------------------
                       PRICE OF THE COMPANY'S COMMON STOCK
-------------------------------------------------------------------------------
                                  QUARTER ENDED
-------------------------------------------------------------------------------
                March 31,       June 30,        September 30,     December 31,
                  1999            1999              1999               1999
-------------------------------------------------------------------------------
High             $ 46.75         $ 45.00           $ 45.00          $ 47.00
-------------------------------------------------------------------------------
Low              $ 36.50         $ 38.75           $ 39.75          $ 42.00
-------------------------------------------------------------------------------

                 BOARD OF DIRECTORS AND OFFICERS OF THE COMPANY
                                  (Photo Page)





Wisner H. Buckbee                   Henry L. Nielsen, Jr.               Howard Conklin, Jr.             Fred M. Knipp
Chairman of the Board               Vice Chairman of the                Board Director, Retired,        Board Director,
of the Company,                     Board of the Company,               Former President of Conklin     Retired, Former
President, Wisner Farms,            President, Nielsen                  and Strong, Inc., Warwick,      President & CEO
Inc., Warwick, N.Y.                 Construction Co., Inc.,             N.Y.                            of the Company
                                    Warwick, N.Y.








Philip S. Demarest                  Joseph E. DeLuca, M.D.              Corinna S. Lewis                Robert J. DeValentino
Board Director,                     Board Director,                     Board Director,                 Board Director,
Retired, Former                     Physician, Vernon Urgent            Retired Public Relations        Executive Director
Vice President,                     Care Center, Vernon, N.J.           Consultant                      Horton Healthcare
Secretary & Treasurer                                                                                   Foundation,
of the Company                                                                                          Middletown, N.Y.








M. Lynn Pike                        Herbert Gareiss, Jr.                Larry Drake                     Brenda A. Schadt
Board Director,                     Board Director,                     Vice President of               Vice President of
President & C.E.O.                  Vice President of                   the Company                     the Company
of the Company                      the Company









Barbara Barber            Colleen Shannon             Bonnie Jackowitz             Robert A. Sieczek    Dorinda Masker
Secretary of              Assistant Secretary         Assistant Secretary          Treasurer of         Assistant Treasurer
the Company               of the Company              of the Company               the Company          of the Company

                             PERFORMANCE HIGHLIGHTS



For years ended or at December 31,              2000              1999              1998              1997              1996

SELECTED FINANCIAL DATA

Total revenues                          $ 26,619,398      $ 23,185,929      $ 21,362,100      $ 19,796,696      $ 17,874,115

Telephone operating revenues              19,680,683        17,240,321        16,189,377        15,590,455        15,161,873


Total expenses                            19,054,452        17,127,305        15,879,248        14,723,128        13,622,412


Telephone operating expenses              15,022,420        13,603,601        12,549,160        11,408,624        10,977,283


Net income                                 7,017,499         5,581,616         4,042,497         3,683,709         3,095,481


Total assets                              42,012,924        36,976,530        33,241,392        31,387,996        30,243,580


Current assets                             6,982,380         6,265,507         6,255,355         5,919,948         5,777,625


Current liabilities                        8,510,099         7,198,313         3,758,134         4,502,782         3,723,691


Long-term obligations                      4,000,000         4,000,000         7,000,000         7,000,000         7,000,000


Percentage of debt to

   total capital                                25.3              25.8              27.4              33.3             31.96

Shareholders' equity                      26,393,933        22,729,708        19,571,919        17,203,139        16,710,548


COMMON STOCK DATA

Income applicable to
   common stock                            6,992,499         5,556,616         4,017,497         3,658,709         3,070,481

Income per share*                               3.88              3.06              2.21              1.97              1.65

Book value*                                    14.29             12.23             10.51              9.01              8.69

Cash dividends per
   common share*                                1.56              1.34              1.12              0.93              0.65
Shareholders of record                           642               655               648               616               612
Shares outstanding*                        1,811,653         1,817,531         1,813,792         1,853,298         1,865,091


GENERAL

Access lines in service                       30,601            28,935            26,786            25,154            23,719

Carrier access minutes                   185,006,652       174,174,099       151,797,771       138,984,054       150,708,737



*Adjusted for 3-for-1 common stock split in 1997.

      ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP FINANCIAL STATEMENTS
                 for the years ended December 31, 2000 and 1999

                                     PRIVATE

The information contained herein is confidential and should not be disclosed to unauthorized persons. It is intended solely for use by authorized Orange
               County-Poughkeepsie Limited Partnership personnel.

                 ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

                                    CONTENTS




                                                                 PAGE(S)

Report of Independent Accountants                                   1

Balance Sheets                                                      2

Statements of Operations                                            3

Statements of Changes in Partners' Capital                          4

Statements of Cash Flows                                            5

Notes to Financial Statements                                     6 - 11

[PRICEWATERHOUSE COOPERS LOGO]
REPORT OF INDEPENDENT ACCOUNTANTS

PricewaterhouseCoopers LLP 1301 Avenue of the Americas New York NY 10019-6013 Telephone (646) 471 4000 Facsimile (646) 394 1301

To the Partners of the Orange County-Poughkeepsie Limited Partnership:

In our opinion, the accompanying balance sheets and the related statements of operations, partners' capital, and cash flows present fairly, in all material respects, the financial position of the Orange County-Poughkeepsie Limited Partnership (the "Partnership") as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Pricewaterhouse Coopers LLP

April 20, 2001

                 ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

                                 Balance Sheets
                           December 31, 2000 and 1999

                                 (in thousands)



                                    ASSETS                                    2000         1999
                                                                            -------      -------

CURRENT ASSETS:
Accounts receivable, net of $31 and $24 in 2000 and 1999, respectively      $ 2,259      $ 1,281
Unbilled revenue                                                              1,112          648
Due from General Partner                                                     22,475       15,009
Prepaid expenses                                                                107          117
                                                                            -------      -------
     Total current assets                                                    25,953       17,055

Plant and equipment, net                                                     24,753       23,406

Deferred charges and other assets, net                                            7            9
                                                                            -------      -------

TOTAL ASSETS                                                                $50,713      $40,470
                                                                            =======      =======

                        LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable                                                            $    21      $   129
Accrued expenses and taxes                                                    1,959        1,609
Advance billings                                                                172           72
                                                                            -------      -------
     Total current liabilities                                                2,152        1,810
                                                                            -------      -------

Commitments and contingencies (Notes 5 and 6)

Partners' capital                                                            48,561       38,660
                                                                            -------      -------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                     $50,713      $40,470
                                                                            =======      =======

                        See Notes to Financial Statements

                 ORANGE COUNTY -POUGHKEEPSIE LIMITED PARTNERSHIP

                            Statements of Operations
                 For the Years Ended December 31, 2000 and 1999

                                 (in thousands)




                                     2000         1999
                                   -------      -------

OPERATING REVENUES:

Cellular service                   $57,678      $35,512
                                   -------      -------

     Total operating revenues       57,678       35,512
                                   -------      -------

OPERATING EXPENSES:

Cost of cellular service             6,509        4,004

General and administrative           4,455        3,226

Depreciation and amortization        3,077        2,529
                                   -------      -------

     Total operating expenses       14,041        9,759
                                   -------      -------

INCOME FROM OPERATIONS              43,637       25,753

Other income, net                    1,264          664
                                   -------      -------

NET INCOME                         $44,901      $26,417
                                   =======      =======





                        See Notes to Financial Statements

                 ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

                   Statements of Changes in Partners' Capital
                 For the Years Ended December 31, 2000 and 1999

                                 (in thousands)



                               NYNEX
                               Mobile        Frontier                                     Warwick
                              Limited      Communications   Frontier       Taconic         Valley        Total
                            Partnership    of New York,  Communications   Telephone      Telephone      Partners'
                                   2           Inc.      of Sylvan Lake  Corporation      Company        Capital
                            -------------------------------------------------------------------------------------
   Balance,                   $ 21,550       $  2,307       $  2,307       $  2,307       $  2,307       $ 30,778
 December 31, 1998

Net Income                      18,937          1,758          1,758          1,982          1,982         26,417

Debt assumed by Cellco           2,372            254            254            254            254          3,388

Cash distributions to
partners for transfer
of towers                       (2,372)          (254)          (254)          (254)          (254)        (3,388)

Distribution of towers
to Cellco                         (375)           (40)           (40)           (40)           (40)          (535)

Distribution to partners       (14,100)          (600)          (600)        (1,350)        (1,350)       (18,000)

Sale of Partnership
interest                         6,850         (3,425)        (3,425)             -              -              -
                              -----------------------------------------------------------------------------------
  Balance,                      32,862              -              -          2,899          2,899         38,660
December 31,
   1999

Net Income                      38,165              -              -          3,368          3,368         44,901

Distributions to
partners                       (29,750)             -              -         (2,625)        (2,625)       (35,000)
                              -----------------------------------------------------------------------------------
Balance, December
31, 2000                      $ 41,277       $      -       $      -       $  3,642       $  3,642       $ 48,561
                              ===================================================================================




                        See Notes to Financial Statements

                 ORANGE COUNTY -POUGHKEEPSIE LIMITED PARTNERSHIP
                            Statements of Cash Flows
                 For the Years Ended December 31, 2000 and 1999
                                 (in thousands)




                                                                             2000           1999
                                                                           --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                 $ 44,901       $ 26,417

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                            3,077          2,529

     Provision for losses on trade accounts receivable                            6              2

     Loss on disposition of plant and equipment                                   -             (1)

     Changes in certain assets and liabilities:

          Accounts receivable                                                  (984)          (544)

          Unbilled revenue                                                     (464)          (251)

          Prepaid expenses                                                       10            (31)

          Accounts payable                                                     (108)            55

          Accrued expenses and taxes                                            307            594

          Advanced billings                                                     100            (68)
                                                                           --------       --------

Net cash provided by operating activities                                    46,845         28,702
                                                                           --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to plant and equipment                                             (4,654)        (6,269)

Distribution to towers to Cellco                                                  -           (535)

Proceeds from disposition of plant and equipment                                275          1,277
                                                                           --------       --------

Net cash used in investing activities                                        (4,379)        (5,527)
                                                                           --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions to partners                                                   (35,000)       (18,000)

Increase in Due from General Partner, net                                    (7,466)        (5,175)

Debt assumed by Cellco                                                            -          3,388

Cash distributions to partners for transfer of towers                             -         (3,388)
                                                                           --------       --------

Net cash provided by financing activities                                   (42,466)       (23,175)
                                                                           --------       --------

INCREASE (DECREASE) IN CASH                                                       -              -

CASH, BEGINNING OF YEAR                                                           -              -
                                                                           --------       --------

CASH, END OF YEAR                                                          $      -       $      -
                                                                           ========       ========




                       See Notes to Financial Statements

                 ORANGE COUNTY -POUGHKEEPSIE LIMITED PARTNERSHIP

            Notes to Financial Statements December 31, 2000 and 1999

                                 (in thousands)

1.    ORGANIZATION AND BUSINESS OPERATIONS

      On April 3, 2000, Bell Atlantic and Vodafone AirTouch P1c ("Vodafone") consummated their previously announced agreement to combine their U. S. wireless operations. In accordance with the terms of the U.S. Wireless Alliance Agreement (the "Alliance Agreement") dated September 21, 1999 between the two companies, Vodafone contributed its U.S. wireless operations, its 50% ownership interest in PrimeCo Personal Communications L.P ("PrimeCo") and debt to the Cellco Partnership ("Cellco"), in exchange for a 65.1% interest in Cellco. Bell Atlantic also contributed its 50% ownership interest in PrimeCo, and retained a 34.9% interest in Cellco. As of April 3, 2000, Cellco began conducting business as Verizon Wireless ("Verizon").

      On June 30, 2000, Bell Atlantic and GTE Corporation ("GTE Corp.") completed a merger of equals under a definitive merger agreement entered into on July 27, 1998. On June 30, 2000, the newly merged entity changed its name to Verizon Communications ("Verizon Corp."). Under the Alliance Agreement, Verizon Corp. contributed GTE Corp.'s wireless net assets and operations increasing its interest in Cellco to 55% and decreasing Vodafone's interest in Cellco to 45%.

      The Orange County-Poughkeepsie Limited Partnership (the "Partnership") operates as a limited partnership between NYNEX Mobile Limited Partnership 2 ("NYNEX Mobile LP 2"), Taconic Telephone Corporation ("Taconic"), and Warwick Valley Telephone Company ("Warwick"). NYNEX Mobile LP 2 is effectively owned by Cellco. NYNEX Mobile LP 2 holds an 85% general partnership interest in the Partnership. Taconic and Warwick each hold limited partnership interests of 7.5%.

      On December 1, 1999, Frontier Communications of New York, Inc. and Frontier Communications of Sylvan Lake, each holding 7.5% interests in the Partnership, sold their interests to NYNEX Mobile LP 2.

      The Partnership provides cellular mobile telephone service to resellers who operate principally in the Orange County and Poughkeepsie, New York metropolitan areas. The Orange County-Poughkeepsie cellular system became operational in 1987. The partners make capital contributions, share in the operating results and receive distributions from the Partnership in accordance with their respective ownership percentages.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Plant and Equipment
      -------------------

      Plant and equipment are stated at cost and primarily represent costs incurred to construct and enhance Mobile Telephone Switching Offices (MTSOs) and cell sites. The cost of plant and equipment is depreciated over its estimated useful life, using the straight-line method of accounting. Major improvements to existing plant and equipment are capitalized. Routine maintenance and Repairs that do not extend the life of the plant and equipment are charged to expense as incurred.

                 ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

                          Notes to Financial Statements
                           December 31, 2000 and 1999

                                 (in thousands)

2.  Summary of Significant Accounting Policies (continued)

    Plant and Equipment (continued)
    -------------------------------

    Upon the sale or retirement of plant and equipment, the cost and related accumulated depreciation or amortization is eliminated from the accounts and any related gain or loss is reflected in the Statement of Operations. The Partnership periodically exchanges (trades-in) certain assets for similar productive assets and generally receives trade-in allowances from its vendors. The cost of the new asset is generally the monetary consideration paid plus the net book value of the asset surrendered. If the trade-in allowance is less than the net book value of the asset surrendered, a loss is reflected in the Statement of Operations.

    Interest expense, if any, and certain network engineering costs incurred during the construction phase of the Partnership's cellular network and real estate properties under development are capitalized as part of plant and equipment and amortized over the estimated useful lives of the related assets.

   The Partnership's network construction expenditures are recorded as construction in progress until the projects are completed and placed into service. The assets are then transferred to the appropriate plant and equipment account and depreciated on a straight-line basis over the assets' estimated useful lives.

   Revenue Recognition
   -------------------

   The Partnership earns revenue by providing access to the cellular network (access revenue) and for usage of the cellular network (airtime/usage revenue), which includes roaming and cellular long distance revenue. Cellular long distance represents calls placed by the Partnership's reseller customers and those of other carriers within the Partnership's service area.

   In general, access revenue is billed one month in advance of the service being provided and is recognized, as revenue, when earned; the unearned portion is classified in advanced billings. Airtime/usage revenue, roaming revenue and long distance revenue are recognized when service is rendered and included in unbilled revenue until billed.

   Cellular service revenues resulting from a cellsite agreement are recognized based upon an allocation of airtime minutes [See Note 4].

   Operating Expenses
   ------------------

   Operating expenses include all direct costs related to the Partnership, the Partnership's share of all indirect distribution costs in the service area, and an allocation of administrative and operating costs from the managing general partner [See Note 4].

   The services performed on behalf of the Partnership are provided by the employees of Verizon. These employees are not employees of the Partnership; therefore, operating expenses include direct and allocable charges of salary and employee benefit costs for the services provided to the Partnership.

                 ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP
                          Notes to Financial Statements
                           December 31, 2000 and 1999
                                 (in thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Income Taxes
   ------------

   The Partnership is not a taxable entity for federal and state income tax purposes. Any taxable income or loss is apportioned to the partners based on their respective partnership interests and is reported by them individually.

   Due From General Partner
   ------------------------

   Due from General Partner principally represents the Partnership's cash position. The general partner manages all cash and financing activities for the Partnership. As such, the Due from General Partner is reflected as a financing activity in the Statements of Cash Flows. Additionally, administrative and operating costs incurred by the general partner on behalf of the Partnership are charged to the Partnership through this account. Interest income on the balance in this account is based on the average monthly outstanding balance and is calculated by applying Verizon's average borrowing rate which was approximately 6.7% and 6.1% at December 31, 2000 and 1999, respectively. Included in other income, net is net interest income related to the Due from General Partner of $1,264 and $664 for 2000 and 1999, respectively.

   Use of Estimates
   ----------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for: allowance for uncollectible accounts receivable, unbilled revenue, depreciation and amortization and accrued expenses.

   FCC Licenses
   ------------

   The Federal Communications Commission ("FCC") issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas ("CGSAs"). The FCC grants licenses for terms of up to ten years. In 1993, the FCC adopted specific standards to apply to cellular renewals, concluding it will award a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely. The current term of the Partnership's FCC license expires on January 22, 2008. The general partner believes it will be able to meet all requirements necessary to secure renewal of its cellular license.

   Concentrations
   --------------

   To the extent the Partnership's resellers become delinquent, collection activities commence. The managing general partner accounts for 93% and 95% of the accounts receivable balance at December 31, 2000 and 1999, respectively. The Partnership maintains an allowance for losses based on the expected collectibility of accounts receivable.

   The general partner relies on a limited number of local and long-distance telephone companies and other companies to provide certain communication services. Certain of these communication services are in turn utilized by the Partnership. Although the general partner feels alternative telecommunications facilities could be found in a timely manner, any disruption of these services could potentially have an adverse impact on the Partnership's operating results.

                 ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

                          Notes to Financial Statements
                           December 31, 2000 and 1999

                                 (in thousands)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Concentrations (continued)
    --------------------------

    Although the general partner attempts to maintain multiple vendors for each of its required products and network equipment, certain of these items are acquired from only a few sources. Certain of these products are in turn utilized by the Partnership and are important components of the Partnership's operations. If the general partner's suppliers are unable to meet its needs for required products and equipment, delays and increased costs in the expansion of the Partnership's network infrastructure or losses of potential customers could result, which would adversely affect operating results.

    Financial Instruments
    ---------------------

    The Partnership's financial instruments, which include trade payables and receivables and intercompany advances, are short-term in nature. Accordingly, the general partner believes the balance sheet amounts approximate the fair value of the Partnership's financial instruments.

    Reclassifications
    -----------------

    Certain reclassifications have been made to the 1999 financial statements to conform to the current year presentation.

3.  PLANT AND EQUIPMENT

     Plant and equipment consist of the following at December 31:


                                                                          2000           1999

                                                                          ----           ----

                  Buildings (10-40 years)                                 $ 7,649        $ 6,787

                  Cellular plant equipment (3-15 years)                    28,899         25,341

                  Furniture, fixtures and equipment (2-7years)                380            380

                  Construction-in-progress                                  1,819          2,034
                                                                        ----------    -----------
                                                                           38,747         34,542

                  Less: accumulated depreciation                           13,994         11,136
                                                                        ----------    -----------

                  Plant and equipment, net                                $24,753        $23,406
                                                                        ==========    ===========



     Capitalized network engineering costs of $176 and $347 were recorded during the years ended December 31, 2000 and 1999, respectively. Included in plant and equipment is $108 and $65 of accrued items as of December 31, 2000 and 1999, respectively.

                 ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP
                          Notes to Financial Statements
                           December 31, 2000 and 1999
                                 (in thousands)

3.  PLANT AND EQUIPMENT (CONTINUED)

    Depreciation expense for the year ended December 31, 2000 and 1999 was $3,075 and $2,527, respectively.

    Tower Transaction
    -----------------

    On March 31, 1999. Cellco finalized an agreement with Crown Castle International Corporation ("Crown") to form a joint venture (the "JV") in which Cellco, together with certain partnerships in which it is the managing partner (the "Managed Entities"), which included the Partnership, contributed network towers to the JV in exchange for $380,000 in cash and an equity interest in the JV of 38.5%.

    The Partnership elected to participate in this transaction and contributed 13 towers to the JV. As a result of the continuing involvement by the managing partner in the JV, this transaction was accounted for as a financing arrangement on the books of the Partnership; accordingly, the Partnership recorded the receipt of $3,388 in cash as a loan.

    Pursuant to a separate agreement between the managing partner and the minority partner, the minority partner received a cash payment of $1,765 and Cellco assumed the debt and transferred the towers from the Partnership books to Cellco at their book value. Upon receipt of the cash from the JV, the minority partners received their cash and the Partnership immediately transferred the towers to Cellco along with the related debt, the equity interest in the JV, and $1,623 in cash.

    Since the Partnership is under common control with the managing partner, the gain on the transfer of such towers to the JV is not reflected in the Statement of Operations of the Partnership. However, the Partners' Capital accounts reflect the cash transactions, and the transfer of the towers and debt to Cellco.

4.  Transactions with Affiliates
    ----------------------------

    For the years ended December 31, 2000 and 1999, operating revenues included $48,955 and $29,092, respectively, relating to partners and affiliated entities. These operating revenues have been included in cellular service on the Statements of Operations.

    The Partnership was charged $2,674 and $1,982 for the years ended December 31, 2000 and 1999, respectively, for its share of the managing general partner's administrative and operating costs. Additionally, the Partnership incurred direct telecommunication and data processing expenses of $555 and $503 in 2000 and 1999, respectively, for services provided by its affiliates. The managing general partner, on behalf of the Partnership, has purchased plant and equipment in the amounts of $4,697 and $6,269 for the years ended December 31, 2000 and 1999, respectively.

    Included in plant and equipment [See Note 3], are purchases from and sales to other affiliated entities, which are recorded at cost. There were no purchases or sales in 2000 and $510 of purchases and $1,044 of sales in 1999.

    An affiliated entity provides the Partnership with access to its switch. The cost for use of the switch is allocated to the Partnership primarily upon the number of switched minutes. These costs were $3,540 and $1,937 in 2000 and 1999, respectively. The Partnership has a co-located cell site with Cellco. The costs related to the construction of the cellsite were shared between the two entities and revenues and costs resulting from the operations of the cellsite are being allocated in accordance with the cellsite sharing agreement. During 2000 and 1999, the Partnership earned $1,312 and $1,108 of cellular service revenues and was reimbursed for $39 and $39 of costs, respectively.

                 ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

                          Notes to Financial Statements
                           December 31, 2000 and 1999

                                 (in thousands)

5. Commitments
   ------------

   The managing general partner, on behalf of the Partnership, and the Partnership have entered into operating leases for facilities and equipment used in its operations. Some lease contracts include renewal options which include rent expense adjustments based on the Consumer Price Index. The Partnership also leases towers from the JV [See Note 3]. The tower lease commenced on April 1, 1999 and is for a 10 year initial term. During the years ended December 31, 2000 and 1999, the Partnership recognized a total of $914 and $744, respectively, as rent expense related to payments under these operating leases. At December 31, 2000, the aggregate future minimum rental commitments under noncancelable operating leases, excluding renewal options which the Partnership intends to exercise, for the periods shown are as follows:

                                Years
                                -----

                                2001               $822

                                2002                674

                                2003                498

                                2004                412

                                2005                392

                                Thereafter        1,473
                                               ---------

                                Total            $4,271
                                               =========

6. Contingencies
   --------------

   Cellco is subject to several lawsuits and other claims including, class actions, product liability, patent infringement, partnership disputes, and claims involving relations with resellers and agents. Various consumer class actions lawsuits allege that Cellco breached contracts with consumers, violated certain state consumer protection laws and other statutes and defrauded customers through concealed or misleading billing practices. Cellco is also subject to various other legal actions and claims in the normal course of business. Certain of these lawsuits and other claims may impact the Partnership. These litigation matters may involve insurance coverage and/or indemnification obligations by third parties covering all or part of any potential damage awards against Cellco and the Partnership. All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance.

   The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters at December 31, 2000 cannot be ascertained. The potential effect, if any, on the financial position and results of operations of the Partnership, in the period in which these matters are resolved, may be material.

                11 ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

                                 Balance Sheets
                           December 31, 2000 and 1999

                                 (in thousands)



                                    ASSETS                                   2000         1999
                                                                            -------      -------

CURRENT ASSETS:
Accounts receivable, net of $31 and $24 in 2000 and 1999, respectively      $ 2,259      $ 1,281
Unbilled revenue                                                              1,112          648
Due from General Partner                                                     22,475       15,009
Prepaid expenses                                                                107          117
                                                                            -------      -------
     Total current assets                                                    25,953       17,055

Plant and equipment, net                                                     24,753       23,406

Deferred charges and other assets, net                                            7            9
                                                                            -------      -------

TOTAL ASSETS                                                                $50,713      $40,470
                                                                            =======      =======

                        LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable                                                            $    21      $   129
Accrued expenses and taxes                                                    1,959        1,609
Advance billings                                                                172           72
                                                                            -------      -------
     Total current liabilities                                                2,152        1,810
                                                                            -------      -------

Commitments and contingencies (Notes 5 and 6)

Partners' capital                                                            48,561       38,660
                                                                            -------      -------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                     $50,713      $40,470
                                                                            =======      =======
















                        See Notes to Financial Statements

                               BUSH & GERMAIN, PC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                 901 LODI STREET
                            SYRACUSE, NEW YORK 13203

                              PHONE: (315) 424-1145
                               FAX: (315) 424-1457






                         CONSENT OF INDEPENDENT AUDITORS



November 14, 2001


We consent to the incorporation by reference in this Annual Report (Form 10-K\A) of Warwick Valley Telephone Company of our report dated February 8, 2001, included in the 2000 Annual Report to Shareholders of Warwick Valley Telephone Company.



Our audit also included the financial statement schedules of Warwick Valley Telephone Company listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-46836) pertaining to the Warwick Valley Telephone Company of our report dated February 8, 2001 with respect to the consolidated financial statements of Warwick Valley Telephone Company incorporated herein by reference and our report included in the preceding paragraph with respect to the financial statement schedules of Warwick Valley Telephone Company included in this Annual Report (form 10-K\A) for the year ended December 31, 2000.




/s/ Bush & Germain, P.C.
Bush & Germain, P.C.
Syracuse, New York