Form 10-Q/A
period 2001-06-30
WARWICK VALLEY TELEPHONE CO
filed 2001-11-21
CIK 104777

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549




                                   FORM 10-Q/A



   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  --
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001
                                                --------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  --                           EXCHANGE ACT OF 1934

                        For the transition period from ___ To

                         Commission file number 0-11174
                                                -------


                        WARWICK VALLEY TELEPHONE COMPANY
                        --------------------------------
             (Exact name of registrant as specified in its charter)

       NEW YORK                                                 14-1160510
-------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)



47 MAIN STREET, WARWICK, NEW YORK                                 10990
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrants' telephone number, including area code    (845) 986-8080
                                                   -------------------



Former name, former address and former fiscal year, if changed since last report.


         INDICATE BY CHECK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---   ---

         Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date: 1,803,519 common shares, no par value, outstanding at June 30, 2001.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        WARWICK VALLEY TELEPHONE COMPANY

                           CONSOLIDATED BALANCE SHEET


                                                              JUNE 30,        DECEMBER 31,
                                                                2001             2000
                                                             -----------      -----------
                                                             (Unaudited)       (Audited)
CURRENT ASSETS:
  Cash                                                       $   916,568      $   738,495

  Accounts receivable-net of reserve for uncollectibles        4,037,337        4,090,401

  Materials and supplies                                       2,735,350        1,665,679
  Prepaid expenses                                             1,265,353          487,805
                                                             -----------      -----------


TOTAL CURRENT ASSETS:                                          8,954,608        6,982,380

                                                             -----------      -----------


NONCURRENT ASSETS:
  Unamortized debt issuance expense                               12,988           15,630
  Other deferred charges                                          54,719           93,613
  Investments                                                  4,857,837        5,488,603
                                                             -----------      -----------



TOTAL NONCURRENT ASSETS:                                       4,925,544        5,597,846
                                                             -----------      -----------



PROPERTY, PLANT & EQUIPMENT:
  Plant in service                                            50,269,035       49,338,440
  Plant under construction                                     4,801,154        2,454,882
                                                             -----------      -----------

                                                              55,070,189       51,793,322
     Less:  Accumulated depreciation                          24,218,373       22,360,624
                                                             -----------      -----------



TOTAL PROPERTY, PLANT & EQUIPMENT                             30,851,816       29,432,698

                                                             -----------      -----------

     TOTAL ASSETS                                            $44,731,968      $42,012,924
                                                             ===========      ===========

                        WARWICK VALLEY TELEPHONE COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                                     JUNE 30,         DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                  2001                2000
                                                                 ------------       ------------
                                                                  (Unaudited)          (Audited)
CURRENT LIABILITIES:
  Notes payable                                                  $  6,050,000       $  4,950,000
  Accounts payable                                                  2,295,852          2,799,229
  Advance billing and payments                                         77,798            193,862
  Customer deposits                                                   132,557            130,990
  Accrued taxes                                                         1,091             26,432

  Accrued interest                                                     94,107             28,563
  Other accrued expenses                                              207,451            381,023
                                                                 ------------       ------------

TOTAL CURRENT LIABILITIES                                           8,858,856          8,510,099
                                                                 ------------       ------------

                                                                 ------------       ------------
LONG TERM DEBT                                                      4,000,000          4,000,000
                                                                 ------------       ------------


DEFERRED CREDITS:& OTHER LONG TERM LIABILITIES

  Accumulated deferred federal income taxes                         2,285,611          2,207,871
  Unamortized investment tax credits                                   63,047             81,047
  Other deferred credits                                              290,298             47,218
  Post retirement benefit obligation                                  712,899            772,756
                                                                 ------------       ------------

TOTAL DEFERRED CREDITS:& OTHER LONG TERM LIABILITIES                3,351,855          3,108,892
                                                                 ------------       ------------




STOCKHOLDERS' EQUITY:
  Preferred stock - 5% cumulative; $100 par value;
    Authorized 7,500 shares;
    Issued and outstanding 5,000 shares                               500,000            500,000
  Common stock - no par value;
    Authorized shares: 2,160,000
    Issued 1,994,016 for 6/30/01 and 1,993,593 for 12/31/00         3,467,749          3,450,465
  Retained earnings                                                27,938,308         25,828,268

  Treasury stock at cost, 190,497 shares for 6/30/01 and
   12/31/00, respectively                                          (3,384,800)        (3,384,800)
                                                                 ------------       ------------

TOTAL SHAREHOLDERS EQUITY                                          28,521,257         26,393,933
                                                                 ------------       ------------





    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 44,731,968       $ 42,012,924
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

ITEM 1.  FINANCIAL STATEMENTS

                        WARWICK VALLEY TELEPHONE COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     JUNE 30,                         JUNE 30,
                                               2001           2000            2001          2000
                                               ----           ----            ----          ----
OPERATING REVENUES:
   Local network service                 $  1,047,362    $  1,003,829    $  2,166,253    $  2,033,538

   Network access service                   1,779,651       1,681,164       3,745,086       3,458,760
   Long distance network service              523,640         573,212       1,091,669       1,195,667
   Directory advertising                      281,989         261,105         562,749         526,449
   Long distance sales                        512,237         490,226       1,040,433         958,408
   Internet services                        1,623,926       1,474,601       2,971,462       2,625,570
   Other services and sales                 1,065,730         846,292       2,236,576       1,784,404
                                        -----------------------------   -----------------------------
    Total operating revenues                6,834,535       6,330,429      13,814,228      12,582,796
                                        -----------------------------   -----------------------------

OPERATING EXPENSES:
   Plant specific                             895,727         818,947       1,822,319       1,517,174
   Plant non-specific:
     Depreciation & amortization              958,283         911,773       1,920,588       1,815,156
     Other                                    535,425         365,626       1,033,390         735,921
   Customer operations                      1,027,839         996,126       2,204,231       2,080,980
   Corporate operations                       787,237         742,872       1,470,222       1,543,998
   Cost of services and sales                 575,835         523,960       1,150,328       1,035,069
   Property, revenue and payroll taxes        445,078         424,582         866,915         799,865
                                        -----------------------------   -----------------------------

    Total operating expenses                5,225,424       4,783,886      10,467,993       9,528,163
                                        -----------------------------   -----------------------------
     OPERATING INCOME                       1,609,111       1,546,543       3,346,235       3,054,633

OTHER INCOME (EXPENSE)
   Interest expense                          (190,965)       (142,515)       (368,533)       (289,277)
   Interest income                             85,291          25,792         113,854          50,835
   Income from cellular partnership         1,387,597         786,789       2,395,319       1,513,118
   Other income (expense)                      (6,510)         29,963          (2,939)         55,691
                                        -----------------------------   -----------------------------

    Total other income (expense) - net      1,275,413         700,029       2,137,701       1,330,367

    INCOME BEFORE TAXES                     2,884,524       2,246,572       5,483,936       4,385,000

FEDERAL INCOME TAXES                          971,738         754,235       1,846,538       1,471,700

     NET INCOME                             1,912,786       1,492,337       3,637,398       2,913,300
PREFERRED DIVIDENDS                             6,250           6,250          12,500          12,500
                                        -----------------------------   -----------------------------

  INCOME APPLICABLE TO COMMON STOCK      $  1,906,536    $  1,486,087    $  3,624,898    $  2,900,800
                                        -----------------------------   -----------------------------

   NET INCOME PER AVERAGE SHARE OF
    OUTSTANDING COMMON STOCK             $       1.06    $       0.83    $       2.01    $       1.59
                                        =============================   =============================
   CASH DIVIDENDS PAID PER SHARE         $       0.41    $       0.37    $       0.84    $       0.74
                                        =============================   =============================
  AVERAGE SHARES OF COMMON STOCK
    OUTSTANDING                             1,804,251       1,819,115       1,804,251       1,818,613
                                        =============================   =============================


The accompanying notes are an integral part of the financial statements.

ITEM 1.  FINANCIAL STATEMENTS
------------------------------

                        WARWICK VALLEY TELEPHONE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                                2001            2000
                                                            -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                           $ 3,637,398    $ 2,913,300
       Adjustments to reconcile net income to net cash
        Provided by operating activities:
         Depreciation and amortization                        1,920,588      1,815,156
         Deferred income tax and investment tax credit          242,963
                                                                                81,589
         Interest charged to construction                      (106,013)       (39,030)

Change in assets and liabilities:
       (Increase) Decrease in accounts receivable                53,064       (441,134)
       (Increase) Decrease in materials and supplies         (1,069,671)      (154,344)
       (Increase) Decrease in prepaid expenses                 (777,548)      (222,942)
       (Increase) Decrease in deferred charges                   38,894        165,001
       Increase (Decrease) in accounts payable                 (503,377)       234,436
       Increase (Decrease) in customers' deposits                 1,567          4,310
       Increase (Decrease) in advance billing and payment      (116,064)        81,678
       Increase (Decrease) in accrued expenses                   40,203        (11,931)
       Increase (Decrease) in other liabilities                (173,572)      (152,994)
                                                            -----------    -----------

Net cash provided by operating activities                     3,188,432      4,273,095
                                                            -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
       Purchase of property, plant and equipment             (3,337,064)    (2,310,423)
       Interest charged to construction                         106,013         39,030
       Changes in other investments                             630,766       (388,194)
                                                            -----------    -----------

Net cash used in investing activities                        (2,600,285)    (2,659,587)
                                                            -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
       Increase (Decrease) in notes payable                   1,100,000      2,100,000
       Repayment of long term debt                                    0     (3,000,000)
       Sale of common stock                                      17,284         77,835
       Dividends                                             (1,527,358)    (1,358,645)
                                                            -----------    -----------

Net cash provided by (used in) financing activities            (410,074)    (2,180,810)
                                                            -----------    -----------
Increase (Decrease) in cash and cash equivalents                178,073       (567,302)
Cash and cash equivalents at beginning of year                  738,495        865,521
                                                            -----------    -----------

Cash and cash equivalents at end of year                    $   916,568    $   298,219
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


RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities in the consolidated balance sheets and changes in fair value generally be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 on January 1, 2001 will have no impact on our consolidated financial results.

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


         Total operating expenses increased by $939,830 (or 9.9%) to $10,467,993 for the six-month period ended June 30, 2001 as compared $9,528,163 for the corresponding period in 2000 due primarily to increased trunkline agreements ($440,200), costs of salaries and benefits ($353,500), engineering expense ($151,000).

         Other income (expenses) increased by $807,334 (or 60.7%) from $1,330,367 in the six-month period ended June 30, 2000 to $2,137,701 in the corresponding period of 2001 largely as a result of improved earnings in the Company's cellular partnership, Verizon Wireless. (See Liquidity and Capital Resources).


RESULTS OF OPERATIONS -THREE MONTHS ENDED JUNE 30, 2001 - The Company's net income from all sources increased $420,449 (or 28.2%) to $1,912,786 for the three-month period ended June 30, 2001, as compared to the $1,492,337 for the corresponding period in 2000. Operating revenues increased by $494,158 (or 7.8%) after provision for uncollectibles, to $6,814,585 for the three-month period ended June 30, 2001 as compared to $6,320,427 for the corresponding period of 2000. The change in operating revenues was largely due to the increase in the amount of $407,716 (or 121.9%) for the Company's CLEC operations during the period as compared to the corresponding period of 2000.


         Total operating expenses increased by $441,538 (or 9.2%) to $5,225,424 for the three-month period ended June 30, 2001 as compared to the $4,783,886 for the corresponding period in 2000, primarily due to increased costs of trunkline agreements ($181,600), legal fees ($79,500), salaries and benefits ($77,600), and engineering expenses ($70,600).

         Other income (expenses) increased by $575,384 (or 82.2%) from $700,029 in the three-month period ended June 30, 2000 to $1,275,413 for the corresponding period of 2001 largely as a result of improved earnings in the Company's cellular partnership, Verizon Wireless. (See Liquidity and Capital Resources).


LIQUIDITY AND CAPITAL RESOURCES -We had $916,568 of cash and cash equivalents available at December 31, 2000. The company has lines of credit with two banks totaling $10,000,000 of which $3,950,000 remains unused. $4,000,000 of the total line of credit is at a variable lending rate and borrowings are on a demand basis without restrictions.

CASH FROM OPERATING ACTIVITIES - During 2001 the Company's primary source of funds continues to be cash generated from operations, as shown in the consolidated statements of cash flows. Capital expenditures exceeded net cash flow during the six-month period ending June 30, 2001 and consequently free cash fell to ($148,632). The primary factor in reducing free cash flow was the large increase in material and supplies needed for plant upgrades and future expansion.

CASH FROM INVESTING ACTIVITIES - In order to provide the high-quality communications services expected from our customers, the company continued to invest in and upgrade its property, plant and equipment. The amount of investment is influenced by demand for services and products, ongoing growth as well as regulatory commitments.

         Our capital expenditures totaled $3,337,064 during the six-month period ending June 30, 2001 as compared to $2,310,423 for the corresponding period of 2000. The majority of these expenditures can be attributed to the expansion of our local exchange service into new markets, DSL and digital and broadband network upgrades.

         Bell Atlantic Orange County/Poughkeepsie Limited Partnership is licensed to operate as the wire line licensee in both Orange and Dutchess Counties, New York. The Company's share in the partnership's earnings increased by $882,201 (or 58.3%) to $2,395,319 during the first six months of 2001, compared to $1,513,118 for the corresponding 2000 period. It is expected that these significant increases will continue in the near future.


         The Company purchased an 8.9% ownership interest in Hudson Valley DataNet ("HVDN"), L.L.C., for $1,000,000. HVDN is a competitive telecommunications company that will offer high-speed bandwidth throughout the region.

         The Company owns a 19.5% interest in Zefcom, L.L.C., a licensed reseller of wireless services. In addition to the initial capital contribution of $1,000,000, the Company has a commitment to contribute another $500,000 to Zefcom, L.L.C. in the form of a promissory note payable on demand.

CASH FROM FINANCING ACTIVITIES - Dividends declared by the Board of Directors of Warwick Valley Telephone Company were $.84 per share for the six-month period ending June 30, 2001, compared to $.74 for the corresponding period in 2000. The total dividends paid through the second quarter of 2001 for common stock by Warwick Valley Telephone Company was $1,514,858, compared to $1,346,145 for the same period in 2000. Warwick Valley Telephone Company's dividend policy considers both the expectations and requirements of shareowners and the internal requirements of the company.


         During the year, the company refinanced the $3,000,000 Series I bond due May 1, 2000 to a notes payable with the Bank of New York.

         The Telecommunications Act of 1996 (the "Act") creates a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The markets affected first have been the regional toll areas in New York and New Jersey. Regional toll competition was implemented in New York on January 1, 1997 and in New Jersey in May 1997. The competition in these regional toll areas has had the effect of reducing Warwick's revenues. The reduction in regional toll revenues for the first six months of 2001 was $53,284 (or 10.4%) from $510,258 to $456,974 in New York and $69,507 (or 9.4%) from
$740,148 to $670,641 in New Jersey as compared to the same period in 2000. Under the Act the Company itself can provide competitive local exchange telephone service outside its franchised territory. The Company is currently competing with Citizen's Telecommunications of New York in the Middletown, New York area for local service through access lines. The Company is also reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. However, There can be no assurances that the Company will implement any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company's franchise territory.

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


                                       Warwick Valley Telephone Company
                                       --------------------------------
                                                 Registrant




Date 11/15/01                          /s/ Herbert Gareiss, Jr.
       ------                          --------------------------------------
                                       Herbert Gareiss, Jr., Vice President
                                       (Duly Authorized Officer)



Date 11/15/01                          /s/Philip A. Grybas
     --------                          ---------------------------------------
                                       Philip A. Grybas, Vice President
                                       (Principal Financial and Chief
                                       Accounting Officer)