Form 10-K405
period 2001-12-31
WARWICK VALLEY TELEPHONE CO
filed 2002-03-29
CIK 104777

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                     -------

                                    FORM 10-K

 X  ANNUAL REPORT FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR
---                                15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                      SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ____to____

                           Commission File No. 0-11174

                        WARWICK VALLEY TELEPHONE COMPANY
                        --------------------------------
             (Exact name of Registrant as Specified in Its Charter)

           NEW YORK                                       14-1160510
---------------------------------           ------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

               47 MAIN STREET, WARWICK, NEW YORK           10990
           ----------------------------------------      ----------
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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock (Without Par Value)
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any ammendment to this form 10-K. X
                ---

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 2002 - $ 98,747,722 .

Common stock outstanding, as of March 20, 2002 -1,803,282

                       DOCUMENTS INCORPORATED BY REFERENCE
       Name                                            Incorporated Into

Annual Report to Shareholders for the fiscal year
ended December 31, 2001                                    Part  II
Proxy Statement for the 2002 Annual Meeting
of Shareholders                                            Part III

The Exhibit Index for this Annual Report is located on page 10.
The total number of pages contained in this Annual Report is 50.

PART 1.


ITEM 1. BUSINESS

         Warwick Valley Telephone Company (the "Company") was incorporated in New York on January 16, 1902 and is qualified to do business as a foreign corporation in New Jersey. The Company's executive offices are located at 47 Main Street, Warwick, New York 10990 (Tel. No. 845-986-8080).

         The Company provides communication services with 19,647 access lines in New York State and 10,665 in the state of New Jersey at December 31, 2001. The Company manages its operations as two business segments, telephone service (including local and long distance) and internet service. Financial information regarding the Company's two business segments is found in Note 15 to the Consolidated Financial Statements incorporated in Part II hereof by reference. The Company provides telephone service to customers in the contiguous towns of Warwick and Goshen, New York, and the townships of West Milford and Vernon, New Jersey. The Company operates exchanges in Warwick (12,751 access lines), Florida (4,038 access lines) Pine Island (1,747 access lines) and Middletown (1,111), New York and Vernon (7,489 access lines) and Upper Greenwood Lake (3,176 access lines), New Jersey. The Company's service area is primarily rural and has an estimated population of 50,000.

         Business customers represent 7,188 (or 23.7%) of total access lines, and no single customer's annual billings represent a significant portion of the Company's gross revenues.

         The Company has installed advanced digital switching equipment in all of its exchanges and fiber optic routes between central offices and to all neighboring telephone companies, and is currently constructing fiber optic routes in other locations.

         The Company sells and leases telephone equipment both within its territory and within the territories of other telephone companies. Residential telephone equipment sales are made through the Company's retail stores, which are located in the Company's main office in Warwick, New York and at Route 515 and Guthrie Drive in Vernon, New Jersey. The Company also sells and leases business telephone systems both in its own territory and elsewhere. The sale of telephone and other equipment does not constitute a material part of the Company's business.

         The Company holds a 7.5% limited partnership interest in Bell Atlantic Orange-Poughkeepsie Limited Partnership, a cellular mobile telephone partnership which is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. The general partner is New York Cellular Geographic Service Area, Inc. (an affiliate of Bell Atlantic Mobile), and the other limited partner is Taconic Telephone Corporation. In recent years the Company has received distributions from this partnership. The partnership's pre-tax income for the year ended December 31, 2001 was $67,220,000 representing an increase of $22,319,000 (or 49.7%) from $12,231,107 (or 39.2%) in 2000. The Company's share of that pre-tax income was $4,985,703.

     The Company has an 8.9% ownership interest in Hudson Valley DataNet ("HVDN"), L.L.C., a competitive telecommunications company that offers high-speed bandwidth throughout the region in which the company competes. In February, 2001, the Company entered into an agreement with Hudson United Bank as a Guarantor of $250,000 in HVDN debt to Hudson United Bank. The Company is confident in DataNet's business strategy and in their ability to successfully execute such strategy. As such, the Company is pleased to assist DataNet efforts to obtain necessary financing for its expanding business needs.

     The Company also has a 17.0% interest in Zefcom, L.L.C., a licensed reseller of wireless services. In addition to a capital contribution of $1,200,000, the Company has a commitment to contribute another $800,000 to Zefcom, L.L.C. in the form of a promissory note payable on demand.

         During 2001, the Company had two wholly-owned subsidiaries that belonged to the telephone segment of its operations. Warwick Valley Mobile Telephone Company, Inc. ("WVMT"), operations were closed during the fourth quarter of 2001. Remaining subscribers were transferred to WVMT's cellular provider. The Company is currently revising its wireless strategy in the face of significant competition from larger providers. For the fiscal year ended December 31, 2001 WVMT had a pre-tax profit of $13,374 a decrease of $54,936 (or 80.4%) from $39,725 (or 36.8%) in 2000. Warwick Valley Long Distance Company, Inc. ("WVLD"), the Company's other wholly-owned subsidiary, resells toll telephone service to the Company's subscribers. For the fiscal year ended December 31, 2001 WVLD had a pre-tax profit of $742,968, a decrease of $207,886 (or 38.9%) from $113,466 (or 17.5%) in 2000.

         Hometown Online, Inc. ("Online"), another wholly-owned subsidiary of the Company, was established to provide customers with connectivity to the Internet as well as local and regional information services to personal computer users. All of the activities of the Company's internet service segment are conducted through Online. Service is offered within WVTC's service area as well as in nearby areas in New York, New Jersey and Pennsylvania. Online had a pre-tax profit of $1,227,910 in the fiscal year ended December 31, 2001, a decrease of $719,712 (or 37.0%) from $568,257 (or 41.2%) in 2000. The decrease was due to increasing competition from high speed providers in areas where the company was unable to provide such service as well as higher operating costs related to Digitial Subscriber Line ("DSL") services. At December 31, 2001 Online had approximately 23,347 customers.

         On January 10, 2002, the Company's Petition with the New York State Public Service Commission ("NYSPSC") seeking authority to issue unsecured promissory notes (the "Notes") was approved. Similar approval was received from the state of New Jersey Board of Public Utilities ("NJBPUC") on August 8, 2001. The NYSPCS has authorized the Company to issue $18,475,000 of unsecured promissory notes. The proceeds of the Notes will be used to replace existing plant, to refinance existing indebtedness and to purchase equipment used in connection with the Company's new video business.

         On March 6, 2002 The New Jersey Board of Public Utilities Commission approved the Hometown Online Certificate of Approval (franchise) to operate in Vernon Township. The approval by the NJBPUC now enables the Company to operate as a cable television provider in New Jersey. Hometown Online is currently seeking similar approval in West Milford and Hardyston, New Jersey as well as several municipalities in the state of New York. The Company is now in the process of finalizing cable television construction projects with expected launch of services in the second quarter of 2002.

COMPETITION

         The Company's residential customers can purchase telephone sets (including cellular sets) and equipment compatible and operational with the Company's telephone and cellular systems at other retail outlets inside and outside the Company's territory and not affiliated with the Company. Such outlets include other telephone company telephone stores, department stores, discount stores, mail-order services and internet websites. Businesses in the Company's service area are also allowed to purchase equipment compatible and operational with the Company's system from other telephone and "interconnect" companies. The Company's territory is surrounded by the territories of Bell Atlantic, Citizens Utilities and Sprint-United Telephone, all of which offer residential and business telephone equipment. There are also several interconnect companies located within a 30-mile radius of Warwick, New York.

         The Telecommunications Act of 1996 (the "Act") created a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The markets affected first have been the regional toll areas in both states. Regional toll competition has had the effect of reducing the Company's revenues. The reduction in regional toll revenues for the year ended December 31, 2001 was $123,820 (or 12.3%) in New York and $154,502 (or 10.6%) in New Jersey. Under the Act, the Company itself can provide competitive local exchange telephone service outside its franchised territory. The Company is currently competing with Citizen's Telecommunications of New York in the Middletown, New York area for local service through access lines. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. There can be no assurances that the Company will implore any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company's franchise territory.

         The Company currently provides access to the national and international calling markets as well as intrastate calling markets through all interested inter-exchange carriers, including WVLD. Equal access ("one-plus") service to all toll carriers has been available to the Company's customers since August 1, 1991. Access to the remainder of the intrastate calling markets is provided by the Company as well as other exchange carriers. WVLD, as an inter-exchange carrier, competes against all such other carriers, providing full toll services to its customers at discounted rates.

         Online competes both on the basis of service and price. There are numerous competitors throughout Online's market area whose services are available to customers. During 2001, the Company's DSL product enjoyed strong growth growing to a 6.67% penetration of its telephone customers . For the year ended December 31, 2001, Online's revenues were $6,388,392 an increase of $419,085 (or 7.0%) from 2000. Whether growth and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the level of demand for services.

STATE AND FEDERAL REGULATION

         The Company's New York telephone service operations are subject to the jurisdiction of the New York State Public Service Commission ("NYSPSC"), the Company's New Jersey telephone service operations, to the jurisdiction of the New Jersey Board of Public Utilities ("NJBPU"). These two bodies have regulatory authority over the Company with respect to rates, facilities, services, reports, issuance of securities and other matters. Interstate toll and access services are subject to the jurisdiction of the Federal Communications Commission ("FCC"). Video operations are also under NYSPC, NJBPU and FCC jurisdiction.

         The Company depends heavily on its network access revenues, receiving approximately $7,445,014 (or 27.0%) of its revenues from this source. The Company receives reimbursement from carriers in the form of charges for providing carriers access to and from the Company's local network.

         Pursuant to FCC requirements, the Company was obligated to make contributions to a long-term support fund of the National Exchange Carrier Association. On January 1, 1998, a new funding mechanism went into effect, pursuant to which all carriers contribute to a Universal Service Fund established by the FCC to cover high cost areas, low income customers, schools, libraries and rural health care providers. The Company's obligation to this fund for the year ended December 31, 2001 was $133,387 and for 2002 will be approximately $130,000. Quarterly updates modify the amounts contributed. Management does not currently expect that the amount contributed by the Company will change significantly.

         Also as of January 1, 1998, the Company began receiving substantial funds from the Universal Service Fund. As a result of the FCC order establishing the Universal Service Fund, all local exchange carriers were required to reduce access charges billed to toll carriers. To offset this revenue reduction, the high cost portion of the Universal Service Fund provides payments monthly to carriers satisfying the characteristics set forth in the order. At the current level of support, the Company received $2,520,000 during the fiscal year ended December 31, 2001 and expects to receive $3,100,000 in the fiscal year ending December 31, 2002.

         The Company also receives access charges from toll carriers for all intrastate toll usage. The Company is obligated to make contributions to the New York State Access Settlement Pool ("NYSASP"), a non-profit corporation that serves New York State telecommunication providers as a clearing house for inter-company payments, but does not pool its toll or access revenues therein. The NYSASP began operations on October 1, 1992 and supports the operations of certain telephone companies other than the Company. The Company contributed approximately $147,000 to the NYSASP during the fiscal year ending December 31, 2001 and is expected to contribute approximately $137,000 in the fiscal year ending December 31, 2002.

         In October 1998, the NYSPSC implemented the Targeted Accessibility Fund ("TAF") of New York to provide universal service in rural, high costs areas of the state. The Company's contribution to the TAF during the fiscal year ended December 31, 2001 was $19,978 and is expected to be approximately $22,000 in the fiscal year ended December 31, 2002.

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

IMPACT OF INFLATION

         Although inflation has slowed in recent years, it is still a factor in our economy and the Company continues to seek ways to mitigate its inpact. To the extent permitted by competition or regulation, the Company passes increased costs on to its customers by increasing sales prices over time.

EMPLOYEES

         As of March 20, 2002 the Company had 106 full-time and 14 part-time employees, including 84 non-management employees.

         On November 5, 2001 employees belonging to the Warwick Valley Telephone Company Employees' Association ("WVTEA") elected to become affiliated with Local 503 of the International Brotherhood of Electrical Workers ("IBEW"). As such, the Company now has 69 full-time and 13 part-time employees whose current five-year agreement with the Company expires on April 30, 2003.



         During the fourth quarter of 2001, the Company offered an early retirement package to certain eligible employees. Special termination benefits of $320,873 resulted from this offer, four employees accepted the Company's offer.

         The Company considers its relations with its employees to be good.

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Information set forth in this report contains forward-looking statements that are subject to risks and uncertainties. We claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

The following factors could cause our future results to differ materially from those expressed in any forward-looking statements:

         -Adverse economic changes in the markets served by WVTC.
         -Changes in available technology and the effects of such changes including product substitutions and deployment costs.
         -The final outcome of state regulatory proceedings.
         -Enactment of additional state or federal regulatory laws and regulations pertaining to the Company and its subsidiaries.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially impact our future earnings.

EXECUTIVE OFFICERS

NAME                        AGE         POSITION AND PERIOD SERVED

M. Lynn Pike                 54         President since January 2000

Herbert Gareiss, Jr.         56         Vice President since 1989;
                                        Secretary since October 2001;
                                        Assistant Treasurer 1989-1997;

Larry D. Drake               58         Vice President since August 1998;

Brenda Schadt                57         Vice President since September 1999

Philip A. Grybas             54         Vice President, CFO, since August 2001;
                                        Treasurer since October 2001;

Colleen Shannon              45         Assistant Secretary since 1998;


         There are no arrangements between any officer and any other person pursuant to which he or she was selected an officer.

ITEM 2.  PROPERTIES.

         The Company owns an approximately 22,000 square-foot building in Warwick, New York, which houses its general offices, operators, data processing equipment and the central office switch for the Warwick exchange. In addition, the Company owns several smaller buildings which serve as workshops, storage space or garages or which house switching equipment at the Company's other exchanges. The Company also owns a building at 24 John Street in Middletown, New York in order to support its expanded dial tone operations in its Middletown exchange. The Company rents store space located at Route 515 and Guthrie Drive in Vernon, New Jersey. Of the Company's investment in telephone plant in service, central office equipment represents approximately 40.6%; connecting lines and related equipment, 34.3%; telephone instruments and related equipment; 3.0%; land and buildings; 3.1%; internet equipment 9.3%;; and other plant equipment, 9.7%. A substantial portion of the Company's properties is subject to the lien of the Company's Indenture of Mortgage.

ITEM 3.  LEGAL PROCEEDINGS

                             Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                             Not applicable

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.(1)

ITEM 6.  SELECTED FINANCIAL DATA.(1)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.(1)


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes. The Company's only assets exposed to market risk are its interest bearing bank accounts, into which the Company deposits its excess operating funds on a daily basis. The Company's mortgage liabilities currently bear interest at a fixed rates. If the Company refinances its liabilities when they mature the nature and amount of the applicable interest rate or rates will be determined at that time. The Company also has a line of credit which accrues interest at 0.75% below the prime rate. On May 1, 2000 the Company repaid its $3,000,000 Series I bond with short-term borrowing. The Company has the option of renewing such short-term borrowing every thirty, sixty or ninety days at prime rate or LIBOR rate plus 1.75%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.(1)

Quarterly information :


                                                      FISCAL YEAR QUARTERS
                                  FIRST         SECOND         THIRD        FOURTH        TOTAL
Year ended December 31, 2001   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)    (Audited)
Revenue                        $ 6,968,443   $ 6,814,585   $ 6,905,974   $ 6,849,087   $27,538,089
Operating Income                 1,738,445     1,610,432     2,049,347     1,347,929     6,746,153
Net Income                       1,724,612     1,912,786     2,086,956     1,848,004     7,572,358
Earnings per share
                                       .96          1.06          1.15          1.01          4.18

Year ended December 31, 2000
Revenue                          6,242,364     6,320,427     7,420,482     6,708,125    26,691,398
Operating Income                 1,511,256     1,548,479     2,717,475     1,859,736     7,636,946
Net Income                       1,420,962     1,492,337     2,343,388     1,760,812     7,017,499
Earnings per share
                                       .77           .83          1.32           .96          3.88

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                 Not applicable

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.(2)


ITEM 11. EXECUTIVE COMPENSATION.(2)


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.(2)


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.(2)


(1) The material called for by Items 5, 6, 7, and 8 is included on the Company's Annual Report to its Shareholders for the year ended December 31, 2001, the relevant pages of which are incorporated by reference herein.


(2) With the exception of the identification of executive officers as listed on page 4, the material called for by Items 10-13 is included in the Company's definitive proxy statement, incorporated by reference herein, for its 2002 Annual Meeting of Shareholders, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934.

PART IV.

 ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

1. Financial Statements: The following financial statements of the Company, included in the Annual Report of the Company to its Shareholders for the year ended December 31, 2001, are included in Exhibit Number 3, filed herewith:

                                                             Reference Pages
                                                              Annual Report
                                                               On Form 10-K
Consolidated Statement of Income - Years
Ended December 31, 2001, 2000 and 1999                               21

Consolidated Balance Sheet - December 31,
2001 and 2000                                                        20

Consolidated Statement of Stockholders'
Equity - Years Ended December 31, 2001,
2000 and 1999                                                        22

Consolidated Statement of Cash Flows - Years                         23
Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements                         24-32

2.       Financial Statement Schedules:

Report of Independent Certified                                      34
 Public Accountants on Financial
 Statement Schedules

Schedules:

VIII.    Valuation and Qualifying Accounts                           10



3.  Exhibits:

 EXHIBIT NO.    DESCRIPTION OF EXHIBIT            REFERENCE

       3(a)   Articles of Incorporation,        Incorporated by reference to
                as amended                        Exhibit 3(a) to the Company's
                                                  Annual Report on Form 10-K
                                                  for 1997

      3(b)    By-Laws,                          Incorporated by reference to
                as amended                        Exhibit 3(b) to the Company's
                                                  Annual Report on Form 10-K
                                                  for 1997

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

      13      Annual Report to Share-           Filed herewith
                holders for the year ended
                December 31, 2001, together
                with separate manually
                executed Independent
                Auditor's Report.

      21      Subsidiaries of  Registrant:      Filed herewith


      23      Consent of Independent Auditors   Filed herewith



              (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2001.


              (d) Orange County-Poughkeepsie    Filed herewith
                  Limited Partnership
                  Financial Statements for
                  the years ended December
                  31, 2001 and 2000

                        WARWICK VALLEY TELEPHONE COMPANY

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

       Column A           Column B                   Column C                   Column D             Column E

                                                    Additions

                         Balance at        Charged to        Charged to                             Balance at
                          Beginning         Costs and           Other                                   End
     Description          of Period         Expenses          Accounts         Deductions            of Period
                                            (Note a)          (Note b)          (Note c)
Allowance for
 Uncollectibles:

Year 2001                  $65,155            $97,511         $106,226           $203,737               $65,155

Year 2000                  $65,155            $40,274          $66,249           $106,523               $65,155

Year 1999                  $65,155            $35,712          $74,325           $110,037               $65,155





(a)      PROVISION FOR UNCOLLECTIBLES AS STATED IN STATEMENTS OF INCOME.

(b) AMOUNTS PREVIOUSLY WRITTEN OFF WHICH WERE CREDITED DIRECTLY TO THIS ACCOUNT WHEN RECOVERED.

(c)      AMOUNTS WRITTEN OFF AS UNCOLLECTIBLE.

                                  EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION OF EXHIBIT                      PAGE


  13 Annual Report to Shareholders for the fiscal year ended December 31, 2001

  21                       Subsidiaries of Registrant

  23                       Consent of Independent Auditors-Bush & Germain




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

                                     WARWICK VALLEY TELEPHONE COMPANY

Dated: March 29, 2002                      by   /s/ M. Lynn Pike
                                                ----------------------------
                                                   M. Lynn Pike
                                                   President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the 29 day of March, 2002.

           SIGNATURE                                     TITLE

   /s/ Herbert Gareiss, Jr.              Vice President, Secretary and Director
---------------------------------
     Herbert Gareiss, Jr.

     /s/ Philip A. Grybas                     Vice President and Treasurer
---------------------------------
       Philip A. Grybas                    (Principal Financial and Accounting
                                                        Officer)

                                                        Director
---------------------------------
         Fred M. Knipp

     /s/ Wisner H. Buckbee                              Director
---------------------------------
       Wisner H. Buckbee

    /s/ Howard Conklin, Jr.                             Director
---------------------------------
      Howard Conklin, Jr.

     /s/ Joseph E. DeLuca                               Director
---------------------------------
       Joseph E. DeLuca

    /s/ Philip S. Demarest                              Director
---------------------------------
      Philip S. Demarest

   /s/ Robert J. DeValentino                            Director
---------------------------------
     Robert J. DeValentino

                                                        Director
---------------------------------
       Corinna S. Lewis

   /s/ Henry L. Nielsen, Jr.
---------------------------------
     Henry L. Nielsen, Jr.                              Director

                        WARWICK VALLEY TELEPHONE COMPANY

                       List of Subsidiaries of Registrant
                             As of December 31, 2001


                  Warwick Valley Mobile Telephone Company, Inc.

                   Warwick Valley Long Distance Company, Inc.

                              Hometown Online, Inc.

WVT COMMUNICATIONS
-------------------------------------------------------------------------------

PRESIDENT'S SUMMARY

                                                            [Photo]

                                                            M. Lynn Pike
                                                            President and C.E.O.
                                                            of the Company

    The year 2001 closed the door on the first century of service for WVT Communications (WVTC). As I write this letter looking forward to our second century, the door is opening onto a landscape which presents many challenges and opportunities for independent telecommunications providers such as WVTC. The past year was a year of positive accomplishments in our various business endeavors. In spite of several negative events, in both our community and in our nation, our Company had yet another year of solid earnings growth. Our stock also showed stellar performance, climbing from $40.50 at December 31, 2000, to $58.50 per share at year-end. Finally, WVTC remained focused by leveraging our assets and pursuing our strategy to seek growth opportunities.

CORE BUSINESS                       [LOGO]

    Local service, Warwick Valley Long Distance (WVLD), and network access services, our core businesses, produced revenue increases over 2000 results. This is in spite of the fact that the Company ended the year with 30,312 access lines, a net loss of 289, or 0.9%. This loss of access lines was driven by three primary causes: (1) the general economic downturn; (2) a building moratorium in the Town of Warwick, our primary service territory in New York; and (3) the cancellation of second access lines by customers purchasing high speed internet connections (DSL).

    Despite the loss in access lines, local service revenues grew 7.1%. WVLD revenues increased 3.7%, although the total number of long distance customers decreased by 197. Network access revenues (revenues the company receives from long distance carriers) increased by $649,000, or 9.5%.

    Warwick Online (WOL), our internet subsidiary, expanded DSL service availability to 95% of its telco customers in 2001 and experienced significant growth. At year-end there were 1,994 DSL customers, a 6.67% penetration. These DSL coverage and penetration levels are rarely achieved by the regional Bell companies or the

PRESIDENT'S SUMMARY                                          WVT COMMUNICATIONS
-------------------------------------------------------------------------------

other independent telcos. WOL ended the year with 23,347 dial-up and DSL customers, a loss of 1,032. This loss in accounts was primarily in areas where WVT is unable to offer high speed interconnections (DSL), and dial-up customers opted to move to other providers that do. WOL revenues increased 7%, although net income was down 37% over 2000, primarily due to acquisition costs and depreciation expense associated with the DSL product. WVT Communications' Directory Services department continues to produce a more successful book each year. Gross sales for the 2001 book increased 11.9% over 2000 to $1.1 million, contributing net revenues of $550,000. The new e-yellow pages have proven to be a great product for the directory team. Sales are generated throughout the year.

OPERATING RESULTS

The Company's clear strategic focus delivered another year of solid financial growth in 2001. Although revenues grew only 3% over 2000, earnings increased 8% after one-time items. Shareholder dividends increased 9.0% to $1.70 per share.

COMPETITIVE VENTURES

    WVT Communications began operations of the CLEC (Competitive Local Exchange Carrier) in Middletown, NY, in mid-1999. Services were extended into Scotchtown, NY, during 2001. The customer base grew by 46%, or 351 new access lines, for a total of 1,111 at the end of 2001. Revenues, at $2.2 million, were slightly less than the prior year due to an anticipated reduction in reciprocal compensation revenues mandated by the FCC.

    Expansion of CLEC operations into New Jersey began in earnest during 2001 when WVT entered into a multi-year $16.3 million contract to be the exclusive provider of voice, video and data services to IntraWest, the operator of Mt. Creek Resort in Vernon, NJ. Beginning in February 2002 and continuing for a 10-year build-out period, the Company will provide the trilogy of services to 840 condominium units and 1,139 business access lines. The resort will serve as our anchor customer, facilitating expansion into other areas of Vernon Township, NJ, currently served by Sprint.

    During 2001, our Company embarked on a comprehensive project to install a fiber optic ring throughout our serving area to provide a self-healing network for our operations. The intent is to provide interruption-free service in the event of a downed pole, cut cable, or other damage to our network. This increased reliability has allowed us to supply broadband service to two Fortune 500 companies from their Vernon, NJ, earth stations to New York City. A large amount of national and international internet, radio, and television network services ride over these facilities. These services are provided through an interconnection of our fiber optic network with the fiber networks of Hudson Valley DataNet, L.L.C. ("HVDN") and Northeast Optical Networks (NEON). These two contracts provide gross revenues of $990,900 over five years, with an upside potential of adding more capacity to both earth stations in the near future.

    At year-end, the Company was poised to launch its digital television product throughout the ILEC (Incumbent Local Exchange Carrier) territory. This broadcast quality product will compete head-to-head with the local cable providers and satellite services by bringing voice, video and data to our customers over the existing copper facilities. April 1, 2002 will be the commercial launch date in Vernon, NJ, pending regulatory approvals.

STRATEGIC PARTNERS

    WVT Communications purchased a 9% share of Hudson Valley DataNet, L.L.C. ("HVDN") in 2000. HVDN connected its first customers in February 2001 and currently has broadband facilities throughout Orange County and portions of Dutchess and Ulster Counties. The Company closed out 2001 with customer contracts totaling $4 million in annual revenues. HVDN management expects continued customer growth and has told WVTC that they may be cashflow-positive before year-end 2002.


                                                    [Hudson Valley DataNet Logo]

WVT COMMUNICATIONS                                         PRESIDENT'S SUMMARY
--------------------------------------------------------------------------------




[WVT COMMUNICATIONS SERVICE AREA MAP]          Looking to the future, WVT
                                           Communications plans to leverage our
    WVT's investment in ZefCom, L.L.C.,    position as a respected local provider
a consortium of independent telephone      of telecommunications services to
companies that will resell Sprint PCS      develop new growth businesses and new
under the label "Telispire PCS", is        revenue sources. We will continue to
now moving beyond the usual start-up       deploy new broadband services. We will
challenges. The events of 2001             increase our share in the data transport,
significantly slowed actual growth         internet and video markets, continue our
                                           CLEC edge-out strategy, and maintain
     [Telispire(SM)PCS Logo]               an excellent level of service in our
                                           telephone operations. In 2002 we are
and, coupled with Sprint connectivity      met with the challenge to manage our
issues, resulted in shortfalls from        new ventures and to continue to deliver a
our original business plan. However,       respectable return for the shareholders.
experience over the last 90 days has       With our management team and quality
tracked more closely with the              employees, I am confident we are well
business plan. If this trend continues,    positioned to meet or exceed these
prospects for on-track growth in           goals.
2002 are very promising.                                /s/ Lynn Pike
                                                         M. Lynn Pike
    As we closed the door on our first
100 years, we also closed the door on                  President and C.E.O.
the era of local operator services.
WVT was the last independent telco in
the state to furlough operators due
to the high cost of upgrading obsolete            [FIBER OPTIC NETWORK AREA MAP]
equipment. Our customers will miss this
personal touch, and WVT will miss our
operators.


MESSAGE FROM                                                 WVT COMMUNICATIONS
-------------------------------------------------------------------------------
      THE CHAIRMAN OF THE BOARD

TABLE OF CONTENTS
                            Fellow Shareholders:
  President's
  Summary .............1
                                Though the Year 2001 was very challenging for
  Message From              your Company, management and staff produced a
  The Chairman ........4    respectable increase in earnings and dividends
                            paid to shareholders.
  Highlights ..........5
                                As we go forward into our second century of
  Management's              operation, capital requirements will continue
  Discussion ........6-7    to increase as we invest in new unregulated and
                            highly competitive areas of our business. WVT
  Consolidated              will continue to use its funds prudently to earn
  Balance Sheet .......8    the best returns for shareholders.

  Consolidated                  WVT's 100th Anniversary Committee has
  Statement                 scheduled many exciting events for 2002 which
  of Income ...........9    will help promote our many new products and
                            services to our customers. I hope that you can
  Consolidated              partake in the celebration.
  Statement of
  Stockholders'                             /s/ Wisner H. Buckbee
  Equity .............10
                                               Wisner H. Buckbee
  Consolidated                               Chairman of the Board
  Statement of
  Cash Flows .........11

  Notes to
  Financial
  Statements ......12-20

  Performance
  Highlights .........21

  Report of
  Independent
  Certified
  Public
  Accountants ........22

  Concerning
  The Company's
  Common Stock .......23

  Board of Directors
  and Officers .......24

 WVT COMMUNICATIONS                                                  HIGHLIGHTS
-------------------------------------------------------------------------------



                                                     2001            2000

      Total Revenues                           $27,538,089      $26,691,398

      Net Income                                $7,572,358       $7,017,499

      Earnings Per Share                             $4.18            $3.88

      Book Value                                    $16.85           $14.29

      Cash Dividend per Common Share                 $1.70            $1.56

      Access Lines in Service                       30,312           30,601

      Online Subscribers                            23,347           24,379

      WVT Long Distance Subscribers                 11,056           11,253




                         [Graph]       [Graph]

     REVENUE SOURCES                                 EXPENDITURES

Long Distance Access                                 Wages & Benefits

      Warwick Online                                 Retained Earnings

                                                     Taxes
      Other Revenues
                                                     Depreciation
       Local Service
                                                     Dividends
   WVT Long Distance
                                                     Cost of Goods Sold
            Cellular
                                                     Other Operating Expenses

MANAGEMENT'S DISCUSSION AND ANALYSIS OF                       WVT COMMUNICATIONS
--------------------------------------------------------------------------------
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS 2001 VS. 2000

    The Company's net income from all sources increased $554,859 (or 7.9%) to $7,572,358 for the twelve-month period ended December 31, 2001, as compared to the same period in 2000.

    Operating revenues increased $846,691 (or 3.2%) to $27,538,089 for the year ended December 31, 2001, as compared to $26,691,398 for 2000, as a result of a $419,085 (or 7.0%) increase in Online revenues due to the Company continually offering customers new services, an increase in Network Access Service revenues of $648,496 (or 9.5%) primarily due to the sale of dedicated trunks and Local Service revenues increasing by $281,415 (or 7.1%) as a result of continuous increased use of newly marketed services. These increases were offset by a reduction of $448,572 (or 26.3%) for reciprocal compensation due to rate decreases effective July and December in 2001 for the Company's Competitive Local Exchange Carrier (CLEC) in Middletown.

    Total operating expenses increased $1,737,484 (or 9.1%) to $20,791,936 for the year ended December 31, 2001, as compared to $19,054,452 for the previous year. An increase in wages and benefits of $801,674 (or 9.0%) and an increase in both telecommunication and internet facilities of $734,118 (or 35.9%) were the main factors in the increase.

    Other income (expenses) increased to $4,627,650 in 2001 from $2,810,638 in 2000. This increase resulted from an increase in income of the Bell Atlantic Orange County/Poughkeepsie Limited Partnership, a cellular partnership in which the Company has a 7.5% interest, which earned $4,991,042 in 2001 as compared to $3,255,217 in 2000.

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

    Total operating expenses increased $1,927,147 (or 11.3%) to $19,054,452 for the year ended December 31, 2000, as compared to $17,127,305 for the previous year. An increase in wages and benefits of $725,281 (or 11.2%), an increase in both telecommunication and internet facilities of $651,650 (or 46.8%) and an increase in payroll, revenue and property taxes of $216,185 (or 14.8%) were the main factors in the increase.

    Other income (expenses) increased to $2,810,638 in 2000 from $1,891,367 in 1999. This increase resulted from an increase in income of the Bell Atlantic Orange County/Poughkeepsie Limited Partnership, a cellular partnership in which the Company has a 7.5% interest, which earned $3,255,217 in 2000 compared to $2,338,843 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    We had $580,492 of cash and cash equivalents available at December 31, 2001. The Company has lines of credit with two banks totaling $10,000,000 of which $3,750,000 remains unused. $2,500,000 of the total line of credit is at a variable lending rate and borrowings are on a demand basis without restrictions.

CASH FROM OPERATING ACTIVITIES

    During 2001, 2000 and 1999 our primary source of funds continued to be cash generated from operations, as shown in the consolidated statements of cash flows. For 2001, net cash from operating activities was less than our capital expenditures due to

WVT COMMUNICATIONS       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
--------------------------------------------------------------------------------
                                  FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

the Company's entrance into the video business. For 2000 and 1999 net cash provided by operating activities exceeded our capital expenditures; this excess is referred to as free cash flow, a supplemental measure of liquidity. We generated free cash flow of $1,466,487 and $268,712 in 2000 and 1999.

CASH FROM INVESTING ACTIVITIES

    In order to provide the high-quality communications services expected from our customers, the Company continued to invest in and upgrade its property, plant and equipment. The amount of investment is influenced by demand for services and products, ongoing growth as well as regulatory commitments.

    Our capital expenditures totaled $9,396,079, $5,068,161 and $6,449,273 in 2001, 2000, and 1999. The majority of our 2001 and 2000 expenditures can be attributed to the expansion of our local exchange service into new markets, DSL and digital and broadband network upgrades.

    In 2002, management expects total capital spending to be between $12,000,000 and $13,000,000. These capital expenditures will relate primarily to the continued upgrade of our network, expansion of our DSL service and entrance into the provision of video services to New Jersey customers.

    The Bell Atlantic Orange County/Poughkeepsie Limited Partnership is licensed to operate as the wire-line licensee in both Orange and Dutchess Counties, New York. The Company received distributions from the Partnership amounting to $5,282,843, $2,625,000 and $1,791,305 in 2001, 2000, and 1999. It is expected that these significant distributions from the Partnership will continue in the near future.

    On July 28, 2000 the Company purchased an 8.9% ownership interest in Hudson Valley DataNet, L.L.C. ("HVDN"), for $1,000,000. HVDN is a competitive telecommunications company that will offer high-speed bandwidth throughout the region.

    The Company had a 17.0% interest in Zefcom, L.L.C., a licensed reseller of wireless services, during 2001. In addition to our capital contribution of $1,200,000, the Company has a commitment to contribute another $800,000 to Zefcom, L.L.C. in the form of a promissory note payable on demand.

CASH FROM FINANCING ACTIVITIES

    Common stock dividends declared by the Board of Directors of WVT Communications were $1.70 per share in 2001, $1.56 per share in 2000 and $1.34 per share in 1999. The total dividends paid for common stock by WVT Communications were $3,065,913 in 2001, $2,806,623 in 2000 and $2,435,571 in
1999. WVT Communications' dividend policy considers both the expectations and requirements of shareowners and the internal requirements of the Company.

SEGMENTED OPERATIONS

    In 1998 the Company began business segment reporting to reflect the predominance of its two major operating segments, telephone operations and internet service provider. The Company currently reports its operating results in two segments: Warwick Valley Telephone and Warwick Online. Each of the Company's segment results is reviewed below.

    The telephone operations revenue increase of $1,050,340 (or 4.8%) for the year ended December 31, 2001 as compared to $2,426,574 (or 12.4%) for 2000 was due to the sale of dedicated trunklines and an increase use of newly marketed services. Internet revenues increased $419,085 (or 7.0%) for the year ended December 31, 2001 as compared to $1,329,443 (or 28.7%) for 2000 largely due to a continuous increase in new services.

    The telephone operations expenses increased $1,226,378 (or 7.5%) for the year ended December 31, 2001 as compared to $1,413,298 (or 9.5%) for 2000 due to normal increases in expenses. Internet expenses increased $1,133,840 (or
28.1%) for the year ended December 31, 2001 as compared to $764,397 (or 23.4%) for 2000 largely due to an increase in costs for internet facilities and wages and benefits.

    Comparative financial information regarding the operation of the Company's two business segments for the period from 1999 through 2001 can be found in Note 16 of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET                               WVT COMMUNICATIONS
-------------------------------------------------------------------------------

                                                                                              DECEMBER 31          December 31
ASSETS                                                                                            2001                2000
                                                                                            ---------------------------------
Current Assets:
    Cash                                                                                    $    580,492         $    738,495
    Accounts receivable - net of reserve for uncollectibles (Note 1)                           3,438,192            4,090,401
    Materials and supplies                                                                     2,271,316            1,665,679
    Prepaid expenses                                                                             545,069              487,805
                                                                                            ---------------------------------
Total Current Assets                                                                           6,835,069            6,982,380
                                                                                            ---------------------------------
Noncurrent Assets:
    Unamortized debt issuance expense                                                             10,347               15,630
    Other deferred charges                                                                       197,492               93,613
    Investments (Note 4)                                                                       5,396,802            5,488,603
                                                                                            ---------------------------------
Total Noncurrent Assets                                                                        5,604,641            5,597,846
                                                                                            ---------------------------------
Property, Plant & Equipment: (Notes 1, 2 and 5)
    Plant in service                                                                          56,461,551           49,338,440
    Plant under construction                                                                   4,455,113            2,454,882
                                                                                            ---------------------------------
                                                                                              60,916,664           51,793,322
    Less: Depreciation reserve (Notes 1 and 3)                                                25,846,794           22,360,624
                                                                                            ---------------------------------
Total Property, Plant & Equipment                                                             35,069,870           29,432,698
                                                                                            ---------------------------------
    TOTAL ASSETS                                                                            $ 47,509,580         $ 42,012,924
                                                                                            =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Notes payable (Note 6)                                                                     6,250,000            4,950,000
    Accounts payable                                                                           1,918,618            2,799,229
    Advance billing and payments                                                                 202,162              193,862
    Customer deposits                                                                            127,665              130,990
    Accrued taxes                                                                                 64,801               26,432
    Accrued interest                                                                              30,155               28,563
    Other accrued liabilities                                                                    294,362              381,023
                                                                                            ---------------------------------
Total Current Liabilities                                                                      8,887,763            8,510,099
                                                                                            ---------------------------------
                                                                                            ---------------------------------
Long-term Debt (Note 5)                                                                        4,000,000            4,000,000
                                                                                            ---------------------------------
Deferred Credits and Other Long-term Liabilities (Notes 1, 7 and 8)
    Accumulated deferred federal income taxes                                                  2,348,140            2,207,871
    Unamortized investment tax credits                                                            46,590               81,047
    Other deferred credits                                                                        60,203               47,218
    Post retirement benefit obligation                                                         1,270,895              772,756
                                                                                            ---------------------------------
Total Deferred Credits and Other Long-term Liabilities                                         3,725,828            3,108,892
                                                                                            ---------------------------------
Stockholders' Equity: (Notes 4, 5, 10, 11, and 12)
    Preferred stock-5% cumulative; $100 par value;
     Authorized 7,500 shares; Issued and outstanding 5,000 shares                                500,000              500,000
    Common stock - no par value; Authorized shares: 2,160,000                                  3,471,076            3,450,465
     Issued 1,994,080 (2001) and 1,993,593 (2000)
    Treasury stock at cost, 190,497 shares for 2001 and 2000, respectively                    (3,384,800)          (3,384,800)
    Retained earnings                                                                         30,309,713           25,828,268
                                                                                            ---------------------------------
Total Shareholders Equity                                                                     30,895,989           26,393,933
                                                                                            ---------------------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 47,509,580         $ 42,012,924
                                                                                            =================================

Please see the accompanying notes, which are an integral part of the financial statements.

WVT COMMUNICATIONS                             CONSOLIDATED STATEMENT OF INCOME
--------------------------------------------------------------------------------

FOR THE YEARS ENDED DECEMBER 31,                           2001                  2000                    1999
OPERATING REVENUES:                                ------------------------------------------------------------

    Local network service                          $    4,249,452         $    3,968,037         $    3,545,976
    Network access service                              7,445,014              6,796,518              5,999,920
    Long distance network service                       2,124,913              2,357,125              2,624,569
    Directory advertising                               1,160,157              1,060,398                972,739
    Long distance sales                                 2,089,693              2,016,057              1,884,557
    Internet services                                   6,388,392              5,969,307              4,639,864
    Other services and sales (Note 1)                   4,080,468              4,523,956              3,518,304
                                                   ------------------------------------------------------------
        Total operating revenues                       27,538,089             26,691,398             23,185,929
                                                   ------------------------------------------------------------
OPERATING EXPENSES:
    Plant specific                                      3,494,295              3,195,789              2,670,835
    Plant non-specific:
        Depreciation                                    3,764,190              3,247,711              3,324,079
        Other                                           2,017,856              1,506,607              1,330,865
    Customer operations                                 4,686,974              4,279,191              4,122,826
    Corporate operations                                3,079,330              3,051,221              2,414,961
    Cost of services and sales                          2,214,671              2,101,218              1,807,209
    Property, revenue and payroll taxes                 1,534,620              1,672,715              1,456,530
                                                   ------------------------------------------------------------
        Total operating expenses                       20,791,936             19,054,452             17,127,305
                                                   ------------------------------------------------------------
OPERATING INCOME                                        6,746,153              7,636,946              6,058,624
OTHER INCOME (EXPENSES):
    Interest expense                                     (651,213)              (612,263)              (611,625)
    Interest income                                        12,557                 24,753                 17,330
    Income from cellular partnership                    4,991,042              3,255,218              2,338,843
    Other income (expense)                                275,264                142,930                146,819
                                                   ------------------------------------------------------------
        Total other income (expense) - net              4,627,650              2,810,638              1,891,367
                                                   ------------------------------------------------------------

        Income before income taxes                     11,373,803             10,447,584              7,949,991

FEDERAL INCOME TAXES (Note 7)                           3,801,445              3,430,085              2,368,375

NET INCOME                                              7,572,358              7,017,499              5,581,616
PREFERRED DIVIDENDS                                        25,000                 25,000                 25,000
                                                   ------------------------------------------------------------
INCOME APPLICABLE TO COMMON STOCK                  $    7,547,358         $    6,992,499         $    5,556,616
                                                   ============================================================

    NET INCOME PER AVERAGE SHARE OF
      OUTSTANDING COMMON STOCK (Note 10)           $         4.18         $         3.88         $         3.06
                                                   ============================================================

    AVERAGE SHARES OF COMMON STOCK
      OUTSTANDING (Note 10)                             1,803,936              1,811,653              1,817,531
                                                   ============================================================

Please see the accompanying notes, which are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY               WVT COMMUNICATIONS
--------------------------------------------------------------------------------

                                              Treasury         Preferred           Common            Retained
                                                Stock            Stock              Stock            Earnings          Total
                                           ------------------------------------------------------------------------------------

Balance, December 31, 1998                   ($2,780,290)      $   500,000       $ 3,330,861       $18,521,348      $19,571,919

    Net income for the year                           --                --                --         5,581,615        5,581,615
    Dividends:
        Common ($1.34 per share)                      --                --                --        (2,435,571)      (2,435,571)
        Preferred ($5.00 per share)                   --                --                --           (25,000)         (25,000)
    Sale of Common Stock                              --                --            36,746                --           36,746
                                           ------------------------------------------------------------------------------------
Balance, December 31, 1999                   ($2,780,290)      $   500,000       $ 3,367,607       $21,642,391      $22,729,709

    Net income for the year                           --                --                --         7,017,499        7,017,499
    Dividends:
        Common ($1.56 per share)                      --                --                --        (2,806,623)      (2,806,623)
        Preferred ($5.00 per share)                   --                --                --           (25,000)         (25,000)
    Sale of Common Stock                              --                --            82,858                --           82,858
    Purchase of Treasury Stock                  (604,510)               --                --                --         (604,510)
                                           ------------------------------------------------------------------------------------
Balance December 31, 2000                    ($3,384,800)      $   500,000       $ 3,450,465       $25,828,268      $26,393,933

    Net income for the year                           --                --                --         7,572,358        7,572,358
    Dividends:
        Common ($1.70 per share)                      --                --                --        (3,065,913)      (3,065,913)
        Preferred ($5.00 per share)                   --                --                --           (25,000)         (25,000)
    Sale of Common Stock                              --                --            20,611                --           20,611
    Purchase of Treasury Stock                        --                --                --                --               --
                                           ------------------------------------------------------------------------------------
Balance December 31, 2001                    ($3,384,800)      $   500,000       $ 3,471,076       $30,309,713      $30,895,989
                                           ====================================================================================



Please see the accompanying notes, which are an integral part of the financial statements.

WVT COMMUNICATIONS                         CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                              2001                  2000                   1999
                                                                      -------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net Income                                                        $    7,572,358         $    7,017,499         $    5,581,616
    Adjustments to reconcile net income to net cash
      Provided by operating activities:
        Depreciation and amortization                                      3,764,190              3,247,711              3,324,078
        Deferred income tax and investment tax credit                        118,797                 73,786               (264,352)
        Interest charged to construction                                    (283,315)               (84,746)              (143,480)
        Income from partnerships                                          (4,991,042)            (3,255,217)            (2,338,843)

Change in assets and liabilities
    (Increase) Decrease in accounts receivable                               652,209                (74,728)              (306,226)
    (Increase) Decrease in materials and supplies                           (605,637)              (682,457)               615,221
    (Increase) Decrease in prepaid expenses                                  (57,264)               (86,715)               (47,492)
    (Increase) Decrease in deferred charges                                 (103,879)               131,232                (44,239)
    Increase (Decrease) in accounts payable                                 (880,611)                82,801                 95,571
    Increase (Decrease) in customers' deposits                                (3,325)                 1,330                 (3,773)
    Increase (Decrease) in advance billing and payment                         8,300                193,862               (100,146)
    Increase (Decrease) in accrued expenses                                   39,961                (40,240)               (66,033)
    Increase (Decrease) in post retirement benefit obligations               498,139                (13,403)               401,522
    Increase (Decrease) in other liabilities                                 (86,661)                24,033                 14,561
                                                                      -------------------------------------------------------------

Net cash provided by operating activities                                  5,642,220              6,534,748              6,717,985
                                                                      -------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                             (9,396,079)            (5,068,161)            (6,449,273)
    Interest charged to construction                                         283,315                 84,746                143,480
    Distribution from partnerships                                         5,282,843              2,625,000              1,791,305
    Purchases of investments                                                (200,000)            (2,000,084)                (8,016)
                                                                      -------------------------------------------------------------

Net cash used in investing activities                                     (4,029,921)            (4,358,499)            (4,522,504)
                                                                      -------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
    Increase (Decrease) in notes payable                                   1,300,000              4,050,000                500,000
    Repayment of long-term debt                                                    0             (3,000,000)                     0
    Dividends                                                             (3,090,913)            (2,831,623)            (2,460,573)
    Sale of common stock                                                      20,611                 82,858                 36,746
    Purchase of treasury stock                                                     0               (604,510)                     0
                                                                      -------------------------------------------------------------

Net cash provided by (used in) financing activities                       (1,770,302)            (2,303,275)            (1,923,827)
                                                                      -------------------------------------------------------------

Increase (Decrease) in cash and cash equivalents                            (158,003)              (127,026)               271,654

Cash and cash equivalents at beginning of year                               738,495                865,521                593,867
                                                                      -------------------------------------------------------------

Cash and cash equivalents at end of year                              $      580,492         $      738,495         $      865,521
                                                                      =============================================================

Please see the accompanying notes, which are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   WVT COMMUNICATIONS
-------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS

    The Company provides communications services to customers in the Towns of Warwick, Goshen, and Wallkill, New York and the Townships of Vernon and West Milford, New Jersey. Its services include providing local, toll and cellular telephone service to residential and business customers, access and billing collection services to interexchange carriers, the sale and leasing of telecommunications equipment, paging and internet access.

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

    CONSOLIDATION

    The consolidated financial information includes the accounts of Warwick Valley Telephone Company and its wholly-owned subsidiaries (the "Company") after elimination of all significant intercompany transactions. Certain prior year amounts have been reclassified to conform with the 2001 financial statement presentation.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This pronouncement eliminated the use of the "pooling of interests" method of accounting for all mergers and acquisitions. As a result, all mergers and acquisitions will be accounted for using the "purchase" method of accounting. SFAS No. 141 is effective for all mergers and acquisitions initiated after June 30, 2001. Adoption of this pronouncement has no impact on our results from operations or our financial position.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We currently estimate the adoption of SFAS No. 142 will have no impact on our results from operations or our financial position.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 will have no impact on our results of operation or our financial position.

    Warwick Valley Telephone Company's review of asset impairment under FASB No. 121 for year end December 31, 2001 focused upon the carrying value of Property, Plant and Equipment. Since approximately 89% of the Company's fixed assets are used for its regulated operations as a telecommunications service provider and fall under the requirements of FASB No. 71, the impairment tests of FASB No. 121 do not apply to these assets. Warwick Valley Telephone Company is a regulated telephone company. As noted in FASB No. 71 Section 5 paragraphs a-c, Warwick Valley Telephone Company's rates for regulated services/products are subject to approval by an independent third party regulator, such rates are designed to recover the costs of providing the regulated service and it is reasonable to assume that the rates are set at levels that will recover Warwick Valley Telephone Company's costs. As a rate regulated enterprise, the Company's plant used in regulated operations is used as a basis in setting rates. The carrying value of these fixed assets will be recovered in the rates charged to customers in the long run. The deregulated plant and equipment of the Company is depreciated over a short life cycle. Our examination of the carrying value of these assets has determined that the value on our books is well less than the future expected cash flow from them. The Company believes that the carrying value of all other long lived assets are lower than the recoverable amount as measured at the higher of net selling price and value in use as prescribed in FASB No. 21.

    REVENUE RECOGNITION

    The Company earns revenue principally by providing communication related services to its customers, which include end users who purchase local service, toll service, internet access and interexchange carriers who resell network access services. These revenues are recognized when the services are provided.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting

WVT COMMUNICATIONS                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

principles to revenue recognition in financial statements. We were required to adopt the provisions of SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000. Based upon a review of our revenue recognition policies, we concluded that the adoption of SAB No. 101 did not require a change in those policies nor did it materially affect the timing or amount of revenue recognition.

COMPREHENSIVE INCOME

The Company does not have any components of comprehensive income as stated in SFAS No. 130 and consequently net income is comprehensive income.

DEPRECIATION

Depreciation is based on the cost of depreciable plant in service and is calculated on the straight-line method using estimated service lives of the various classes of telephone plant. Depreciation as a percent of average depreciable telephone plant was 7.39%, 6.86%, and 7.80%, for the years 2001, 2000, and 1999, respectively.

CAPITALIZATION OF CERTAIN COSTS AND EXPENSES

The Company has consistently followed the practice of capitalizing certain costs related to construction, including payroll and payroll related costs and significant costs of capital incurred during construction. The income which results from capitalizing interest during construction is not currently realized but, under the regulatory rate-making process, is recovered by revenues.

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

RESERVE FOR UNCOLLECTIBLES

The Company uses the reserve method to record uncollectible accounts. The reserve for uncollectibles was $65,155 as of December 31, 2001 and 2000, respectively.

CASH FLOW STATEMENT

Cash and cash equivalents consists principally of demand deposits and are in accounts which are insured by the Federal Deposit Insurance Corporation (F.D.I.C.) up to $100,000 at each financial institution. As of December 31, 2001 the amount of cash in excess of these F.D.I.C. insured limits was approximately $1,053,000. The following is a list of interest and federal income tax payments for each of the three years in the period ending December 31:

                                                2001           2000             1999
                                           --------------------------------------------
          Interest                          $  649,621      $  656,767       $  612,643
          Federal income taxes              $3,688,964      $3,360,000       $2,787,991

MATERIAL AND SUPPLIES

New material and reusable materials are carried at average original cost, except that specific costs are used in the case of large individual items. As of December 31, 2001 and 2000 the Material and Supplies inventory consisted of the following:

                                                                 2001                 2000
                                                            ---------------------------------
          Inventory for outside plant                        $  653,245           $  488,113
          Inventory for inside plant                          1,157,445              678,186
          Inventory for online plant                            204,565               95,195
          Inventory of equipment held for sale or lease         256,061              404,185
                                                             -------------------------------
                                                             $2,271,316           $1,665,679
                                                             ===============================

RETIREMENT AND/OR DISPOSITION OF PROPERTY

When depreciable property is retired, the amount at which it is carried plus the cost of removal is charged to the depreciation reserve and any salvage is credited thereto. Expenditures for maintenance and repairs are charged against income; renewals and betterments are capitalized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   WVT COMMUNICATIONS
-------------------------------------------------------------------------------

    OTHER SERVICES AND SALES REVENUES

    Other services and sales revenues consisted of the following for each of the three years in the period ended December 31:

                                                             2001               2000                1999
                                                       ----------------------------------------------------
          Rent revenue                                 $    430,887        $    343,180        $    296,498
          Billing and collection revenue                    891,343             966,288           1,096,779
          Other                                           2,758,238           3,214,488           2,125,027
                                                       ----------------------------------------------------
                                                       $  4,080,468        $  4,523,956        $  3,518,304
                                                       ====================================================

2.  PROPERTY, PLANT AND EQUIPMENT

    Plant in service, at cost, consisted of the following at December 31:

                                                                                 2001              2000
                                                                          ---------------------------------
          Land, buildings, furniture and office equipment                  $  5,327,468        $  4,512,991
          Vehicles and work equipment                                         1,838,866           1,661,980
          Central office equipment                                           22,946,674          20,521,852
          Customer premise equipment                                          1,710,107           1,526,923
          Outside plant equipment                                            19,386,589          17,222,690
          Internet equipment                                                  5,251,847           3,892,004
                                                                           --------------------------------
                                                                           $ 56,461,551        $ 49,338,440
                                                                           ================================

    It is our policy to capitalize certain costs incurred in connection with developing or obtaining internal use software. Capitalized software costs are included in Property, Plant and Equipment and are amortized using estimated service lives of the various classes of telephone plant.

3.  DEPRECIATION RESERVE

    Depreciation reserve consisted of the following at December 31:

                                                                                 2001               2000
                                                                           --------------------------------
          Buildings, furniture and office equipment                        $  2,448,837        $  2,304,022
          Vehicles and work equipment                                         1,040,599             895,616
          Central office equipment                                           12,696,756          11,041,581
          Customer premise equipment                                            985,414             899,008
          Outside plant equipment                                             5,640,621           4,991,031
          Internet equipment                                                  3,034,567           2,229,366
                                                                           --------------------------------
                                                                           $ 25,846,794        $ 22,360,624
                                                                           ================================

4.  INVESTMENTS

    Investments consisted of the following at December 31:

                                                                                 2001                2000
                                                                           --------------------------------
          Investment in cellular partnership                               $  3,196,802        $  3,461,099
          Investment in Hudson Valley DataNet                                 1,000,000           1,000,000
          Investment in wireless company                                      1,200,000           1,000,000
          Other investments                                                           0              27,504
                                                                           --------------------------------
                                                                           $  5,396,802        $  5,488,603
                                                                           ================================

    The cellular partnership investment represents the Company's 7.5% interest as a limited partner in the Orange County/Poughkeepsie Limited Partnership, a cellular telephone operation which is recorded on the equity method. Income from this investment amounted to $4,991,042 and $3,255,218 and $2,338,843 for the three years ended December 31, 2001. Distributions received from the partnership amounted to $5,250,000 and $2,625,000 for 2001 and 2000, respectively. Undistributed earnings included in retained earnings related to this investment amounted to $2,947,052 and $3,211,349 for December 2000 and 2001, respectively.

    The following is a summary of financial position and results of operations of the Orange County/Poughkeepsie Limited Partnership as of and for the years ending December 31, 2001 and 2000:

                                                                                2001              2000
                                                                           --------------------------------
          Current assets                                                   $ 20,249,000        $ 25,954,000
          Property, plant and equipment, net                                 26,057,000          24,753,000
          Total assets                                                       46,311,000          50,713,000
          Current liabilities                                                   530,000           2,153,000
          Partners capital                                                   45,781,000          48,560,000
          Revenues                                                           81,952,000          57,678,000
          Net income                                                         67,220,000          44,901,000

WVT COMMUNICATIONS                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

4.  INVESTMENTS (CONTINUED)

    The Company has an 8.9% ownership interest in Hudson Valley DataNet, L.L.C. ("HVDN"), a competitive telecommunications company that will offer high-speed bandwidth throughout the region. The wireless investment represents the Company's 17.0% interest in Zefcom, L.L.C., a licensed reseller of wireless services. In addition to the initial capital contribution of $1,200,000, the Company has a commitment to contribute another $800,000 to Zefcom, L.L.C. in the form of a promissory note payable on demand. Both of these companies are in the beginning stages of operations and both are recorded on the cost method. Other investments are also recorded at cost.

5.  LONG-TERM DEBT

    Long-term debt consisted of the following at December 31:

                                                                      2001              2000
                                                                     Amount            Amount
                                                                  --------------------------------
              First Mortgage Bonds
                7.05% Series "J" (due 12/01/2003)                 $  4,000,000        $  4,000,000
                                                                  --------------------------------
                Total Long-term debt                              $  4,000,000        $  4,000,000
                                                                  ================================

    Telephone properties have been pledged as collateral on the first mortgage bonds. Under provisions of the bond indentures, as amended, the payment of dividends or a distribution of assets to stockholders to the extent of 75% of the Company's net income earned during the calendar year will be allowed, providing "net operating income" exceeds interest expense 1.5 times.

    Maturities for the five years subsequent to 2001 on long-term debt outstanding as of December 31, 2001, are as follows:

                           2002                --             2005         --
                           2003       $  4,000,000            2006         --
                           2004                --

    The first mortgage bonds, Series "J" bond, may not be redeemed prior to the maturity date.

6.  NOTES PAYABLE

    The Company has an unsecured line of credit in the amount of $4,000,000 with the Warwick Savings Bank, which expires in June 2002. Any borrowings under this line of credit are on a demand basis and are without restrictions, at a variable lending rate. The total unused line of credit available at December 31, 2001 was $2,750,000. The balances outstanding as of December 31, 2001 and 2000 were $1,250,000 and $1,950,000 respectively, bearing interest at rates of 4.0% and 8.75%, respectively.

    The Company has an outstanding line of credit in the amount of $6,000,000 with the Bank of New York, which expires on September 30, 2002. This is an unsecured note that is renewable solely at the Bank's option. Interest is paid monthly calculated on the unpaid balance, using either the Bank's alternate base rate or the LIBOR base rate. The interest rate on the outstanding balance of $5,000,000 as of December 31, 2001 was 3.94%.

7.  FEDERAL INCOME TAXES

    The following tabulation is a reconciliation of the federal income tax expense as reported in these financial statements with the tax expense computed by applying the statutory federal income tax rate of 34% to pre-tax income.

                                                               2001               2000                1999
                                                          ----------------------------------------------------
          Current federal income taxes                    $  3,713,383        $  3,357,641        $  2,634,196
                                                          ----------------------------------------------------
          Deferrals, net of reversals:
            Depreciation                                       227,982             162,178              25,367
            Cost of removal                                      6,187               2,655              (5,946)
            Pension & Deferred Compensation                   (112,754)            (53,889)           (236,786)
            Amortization of investment tax credit              (34,457)            (37,200)            (40,200)
            Other                                                1,104              (1,300)             (8,256)
                                                          ----------------------------------------------------
                                                                88,062              72,444            (265,821)
                                                          ----------------------------------------------------
          Total F.I.T. expense                            $  3,801,445        $  3,430,085        $  2,368,375
          Reversals of deferred taxes                           56,790              58,411             167,374
          Other                                                  8,858              63,683             167,248
                                                          ----------------------------------------------------
          FEDERAL INCOME TAX AT STATUTORY RATE            $  3,867,093        $  3,552,179        $  2,702,997
                                                          ====================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    WVT COMMUNICATIONS
--------------------------------------------------------------------------------

7.  FEDERAL INCOME TAXES (CONTINUED)

    The following components comprise the net deferred tax liability reported as of December 31:

                                                                2001                      2000
                                                           --------------------------------------
          Deferred tax liabilities                         $  2,817,265              $  2,583,096
          Deferred tax assets                                   469,125                   375,225
                                                           --------------------------------------
          Net deferred tax liability                       $  2,348,140              $  2,207,871
                                                           ======================================

    The deferred tax liability consists principally of temporary differences due to differences in depreciation methods for financial reporting and tax reporting. The deferred tax asset consists principally of temporary differences due to the reporting of pension and deferred compensation obligations.

8.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

    The Company has two defined benefit pension plans covering all management and non-management employees who are at least 21 years of age and have completed one year of service. Benefits are based on years of service and the average of the employee's three highest consecutive years' base compensation. The Company's policy is to fund the minimum required contribution disregarding any credit balance arising from excess amounts contributed in the past. Per regulatory requirements, the amounts expensed were $369,803, $101,829, and $250,963 for the years ended December 31, 2001,
    2000, and 1999, respectively.

    The Company sponsors a non-contributory, defined benefit postretirement medical benefit plan that covers all employees that retire directly from active service on or after age 55 with at least 10 years of service or after age 65 with at least 5 years of service. The projected unit credit actuarial method was used in determining the cost of future benefits. The Company's funding policy is to contribute the maximum allowed under current Internal Revenue Service regulations. Due to regulatory requirements the Company is allowed to expense the amount actually funded, with any difference between the funding amount and the SFAS No. 106 expense amount being deferred as a regulatory asset or liability. Amounts expensed were $89,372, $63,102, and $197,668 for the years ended December 31, 2001, 2000, and 1999, respectively. Assets of the plan are invested in common stocks and a money market fund.

    The components of the pension and postretirement expense (credit) were as follows for the years ended December 31:

                                              Pension Benefits                      Postretirement Benefits
                                       2001         2000        1999             2001        2000         1999
                                   ---------------------------------------------------------------------------
    Service cost                   $  334,061   $  252,952   $  267,535   $   77,064   $   62,963   $   71,446

    Interest cost on benefit
    obligation                        787,809      679,920      642,092      154,213      136,697      129,247

    Amortization of transition
    obligation                         53,267       53,263       53,263       51,496       51,496       51,496

    Amortization of prior
    service (credit) cost              68,802       40,637       48,282      (19,964)     (19,964)     (19,964)

    Recognized net actuarial
    (gain) loss                      (205,427)    (309,700)     (35,719)      28,267       12,729       39,817

    Expected return on
    plan assets                      (914,632)    (873,300)    (705,469)    (102,057)     (94,664)     (78,071)

    Special termination benefits      320,873         --           --           --           --           --
                                   ---------------------------------------------------------------------------
    Net periodic (credit)
    expense                        $  444,753   $ (156,228)  $  269,984   $  189,019   $  149,257   $  193,971
                                   ===========================================================================

WVT COMMUNICATIONS                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

    The following table presents a summary of plan assets, projected benefit obligation and funded status of the plans at December 31:

                                                         Pension Benefits                Postretirement Benefits
                                                      2001              2000              2001             2000
                                                -------------------------------------------------------------------
    Fair value of plan assets
    at beginning of year                        $ 11,655,220      $ 10,376,258      $  1,269,820      $  1,173,563

    Employer contributions                                 0            58,074            89,372            89,372

    Actual return on plan assets                    (421,263)        1,556,698           (41,387)           48,678

    Benefits paid                                   (381,049)         (335,810)          (58,593)          (41,793)
                                                -------------------------------------------------------------------
    Fair value of plan assets
    at end of year                                10,852,908        11,655,220         1,259,212         1,269,820
                                                -------------------------------------------------------------------
    Projected benefit obligation
    at beginning of year                          10,131,328         8,453,470         2,077,400         1,737,385

    Benefits earned                                  327,061           252,952            77,064            62,963

    Interest cost on projected
    benefit obligation                               787,809           679,920           154,213           136,697

    Amendments                                       721,145                 0                 0                 0

    Actuarial (gain) loss                            780,789         1,080,796            94,318           182,148

    Benefits paid                                   (381,049)         (335,810)          (58,593)          (41,793)

    Special Termination Benefits                     320,873                 0                 0                 0
                                                -------------------------------------------------------------------
    Projected benefit obligation
    at year end                                   12,687,956        10,131,328         2,344,402         2,077,400
                                                -------------------------------------------------------------------
    Plan assets in excess of (less than)
    projected benefit obligation                  (1,835,048)        1,523,892        (1,085,190)         (807,580)

    Unrecognized actuarial (gain) loss                86,763        (2,228,348)          791,685           582,190

    Unrecognized prior service (credit) cost       1,025,552           373,209          (344,891)         (364,855)

    Unrecognized net transition obligation                 0            53,267           566,452           617,948
                                                -------------------------------------------------------------------

    Prepaid (accrued) benefit cost              $   (722,733)     $   (277,980)     $    (71,944)     $     27,703
                                                ==================================================================

    Actuarial assumptions used to calculate the projected benefit obligation were as follows for the years ended December 31:

                                                 Pension Benefits              Postretirement Benefits
                                                 2001        2000              2001              2000
                                               --------------------------------------------------------
     Discount rate                              7.50%        7.50%             7.25%             7.50%
     Expected return on plans                   8.00%        8.00%             8.00%             8.00%
     Rate of compensation increase              5.50%        5.50%               --                --
     Health care cost trend                       --           --              8.00%             8.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    WVT COMMUNICATIONS
--------------------------------------------------------------------------------

8.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

    The increase in pension expense in 2001 was due to special termination benefits provided under an early retirement program and due to certain amendments increasing the benefits under the plan. There was a liability established for $219,782 for certain post-employment benefits to be paid to terminated employees in addition to the additional benefits provided under the pension plan above, as of December 31, 2001.

    The health care cost trend rate was expected to decrease gradually (.5% per year) to an ultimate rebate of 5% in 2007. An increase in the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 2001 approximately $397,000 and the aggregate of the service and interest cost components of postretirement expense for the year then ended by approximately $43,000. A 1.0% decrease in the health care cost trend rate would decrease these components by approximately $320,000 and $34,000, respectively.

    The Company also has a Defined Contribution 401(K) Profit Sharing Plan covering substantially all employees. Under the plan, employees may contribute up to 15% of compensation, subject to certain legal limitations. In 2001 the Company made a matching contribution up to 9.0% of an eligible participant's compensation for management, clerical and traffic employees and up to 6.0% for plant employees. The Company contributed and expensed $433,482, $388,636, and $320,795 for the years ended December 31, 2001,
    2000, and 1999, respectively.

    The Company has deferred compensation agreements in place for certain officers which become effective upon retirement. These non-qualified plans are not currently funded and a liability representing the present value of future payments has been established, with balances of $339,582 and $367,260 as of December 31, 2001 and 2000, respectively.

9.  RELATED PARTY TRANSACTIONS

    The Company expended approximately $322,717, $255,860, and $225,031 during 2001, 2000, and 1999, respectively, in insurance premiums for required insurance coverage. These expenditures were made to an insurance agency in which a member of the Board of Directors has a financial interest. Two Board of Director members are also trustees of the Warwick Savings Bank, where the Company has its principal bank accounts and temporary investments.

10. COMMON STOCK

    Earnings per share are based on the weighted average number of shares outstanding of 1,803,936, 1,811,653, and 1,817,531 for the years ended December 31, 2001, 2000, and 1999, respectively. The following schedule summarizes the changes in the number of shares issued of capital stock for the year ended December 31, 2001:

                                             Treasury Stock     Preferred Stock     Common Stock
                                            ----------------------------------------------------
          Balance, January 1, 2001               190,497             5,000            1,993,593
          Additional shares issued                     0                 0                  487
          Shares redeemed                              0                 0                    0
                                            ----------------------------------------------------
          Balance, December 31, 2001             190,497             5,000            1,994,080
                                            ====================================================

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

WVT COMMUNICATIONS                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

13. COMMITMENTS

    The Company is required to make certain contributions to national and state associations as part of the industry practice of pooling revenues and redistributing to members based on cost to provide services or some other method. Due to recent changes in the structure of these pools, the Company's responsibility is to contribute certain fixed amounts during a transition period, after which time the amounts may change. The Company's contribution to the New York State Access Settlement Pool was $146,771 for 2001 and is expected to be $137,000 for 2002. In October of 1998 the New York State Public Service Commission implemented the Targeted Accessibility Fund (TAF) of New York to provide support of universal service in rural, high cost areas of the state. The amount the Company contributed to TAF for 2001 was $19,978 and the expected contribution for 2002 is approximately $22,000. The Company also contributes to the Universal Service Administration Co. (USAC). For 2001 the Company's contribution to USAC was $133,387 and for 2002 it will be approximately $130,000. Quarterly updates modify the amounts contributed. The amounts paid to these pools are considered part of the cost of providing access service to interexchange carriers and are included in the rates charged to them.

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

15. BUSINESS SEGMENTS

    The Company reports segmented information according to Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires reporting segment information consistent with the way management internally disaggregates an entity's operations to assess performance and to allocate resources. The Company's segments consist of a local telephone operation and an internet access provider. The telephone operation offers local, long distance and cellular telephone service to customers in the Towns of Warwick, Goshen, and Wallkill, New York and the Townships of Vernon and West Milford, New Jersey, as well as providing access services to interexchange carriers and the selling and leasing of equipment. Hometown Online, Inc. ("Online"), the internet access segment offers connectivity to the Internet as well as local and regional information services to personal computer users. Service is offered within the Company's service area as well as in New York, New Jersey and Pennsylvania. The online segment accounted for approximately 23% of total operating revenue.

    The accounting policies used in measuring segment assets and operating results are the same as those described in Note 1. The Company evaluates performance of the segments based on segment operating income. The Company accounts for intersegment sales at current market prices or in accordance with regulatory requirements.

    The following information summarizes the Company's business segments for the years 2001, 2000, and 1999:

          2001
          ------------------------------------------------------------------------------------------------
          Revenues from:                                                   Intercompany     Consolidated
                                         Telephone         Internet         Elimination         Total
          ------------------------------------------------------------------------------------------------
          Unaffiliated customers        $21,149,697       $ 6,388,392       $                  $27,538,089
          Intersegment revenues           1,883,777                          (1,883,777)
          ------------------------------------------------------------------------------------------------
          Total revenues                 23,033,474         6,388,392        (1,883,777)        27,538,089
          ------------------------------------------------------------------------------------------------
          Operating expenses             14,487,787         4,423,736        (1,883,777)        17,027,746
          Depreciation & amortization     3,021,148           743,042                 0          3,764,190
          Federal income taxes            3,383,956           417,489                 0          3,801,445
          Other income (expenses)         4,621,354             6,296                 0          4,627,650
          ------------------------------------------------------------------------------------------------
          Net income                    $ 6,761,937       $   810,421       $         0        $ 7,572,358
          ================================================================================================
          Assets                        $43,221,931       $ 4,287,649       $         0        $47,509,580
          Capital expenditures          $ 8,036,238       $ 1,359,841       $         0        $ 9,396,079

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   WVT COMMUNICATIONS
-------------------------------------------------------------------------------

15. BUSINESS SEGMENTS (CONTINUED)

          2000
          -----------------------------------------------------------------------------------------------------
          Revenues from:                                                       Intercompany       Consolidated
                                              Telephone          Internet       Elimination           Total
          -----------------------------------------------------------------------------------------------------
          Unaffiliated customers            $20,722,091       $ 5,969,307       $                  $26,691,398
          Intersegment revenues               1,261,043                          (1,261,043)
          ----------------------------------------------------------------------------------------------------
          Total revenues                     21,983,134         5,969,307        (1,261,043)        26,691,398
          ----------------------------------------------------------------------------------------------------
          Operating expenses                 13,708,465         3,359,319        (1,261,043)        15,806,741
          Depreciation & amortization         2,574,092           673,619                 0          3,247,711
          Federal income taxes                2,767,893           662,192                 0          3,430,085
          Other income (expenses)             2,799,384            11,254                 0          2,810,638
          ----------------------------------------------------------------------------------------------------
          Net income                        $ 5,732,068       $ 1,285,431       $         0        $ 7,017,499
          ====================================================================================================
          Assets                            $38,275,125       $ 3,737,799       $         0        $42,012,924
          Capital expenditures              $ 4,079,229       $   988,932       $         0        $ 5,068,161

          1999
          ----------------------------------------------------------------------------------------------------
          Revenues from:                     Telephone          Internet       Intercompany       Consolidated
                                                                                Elimination           Total
          ----------------------------------------------------------------------------------------------------
          Unaffiliated customers            $18,546,065       $ 4,639,864       $                  $23,185,929
          Intersegment revenues               1,010,495                          (1,010,495)
          ----------------------------------------------------------------------------------------------------
          Total revenues                     19,556,560         4,639,864        (1,010,495)        23,185,929
          ----------------------------------------------------------------------------------------------------
          Operating expenses                 12,161,466         2,652,255        (1,010,495)        13,803,226
          Depreciation & amortization         2,707,793           616,286                 0          3,324,079
          Federal income taxes                1,899,391           468,984                 0          2,368,375
          Other income (expenses)             1,883,325             8,042                 0          1,891,367
          ----------------------------------------------------------------------------------------------------
          Net income                        $ 4,671,235       $   910,381       $         0        $ 5,581,616
          ====================================================================================================
          Assets                            $34,638,100       $ 2,338,430       $         0        $36,976,530
          Capital expenditures              $ 5,412,642       $ 1,036,631       $         0        $ 6,449,273

WVT COMMUNICATIONS                                       PERFORMANCE HIGHLIGHTS
-------------------------------------------------------------------------------

For years ended or at December 31,            2001              2000             1999              1998             1997
----------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
----------------------------------------------------------------------------------------------------------------------------
Total revenues                         $   27,538,089    $   26,691,398    $   23,185,929    $   21,362,100   $   19,796,696
Telephone operating revenues               23,033,474        21,983,134        19,556,560        16,189,377       15,590,455
Total expenses                             20,791,936        19,054,452        17,127,305        14,409,432       13,395,700
Telephone operating expenses               17,508,935        16,282,557        14,869,259        11,079,344       10,881,196
Net income                                  7,572,358         7,017,499         5,581,616         4,042,497        3,683,709
Total assets                               47,509,580        42,012,924        36,976,530        33,241,392       31,387,996
Current assets                              6,835,069         6,982,380         6,265,507         6,255,355        5,919,948
Current liabilities                         8,887,763         8,510,099         7,198,313         3,758,134        4,502,782
Long-term obligations                       4,000,000         4,000,000         4,000,000         7,000,000        7,000,000
Percentage of debt
  to total capital                               24.9              25.3              25.8              27.4             33.3
Shareholders' equity                   $   30,895,989    $   26,393,933    $   22,729,708    $   19,571,919   $   17,203,139

COMMON STOCK DATA
----------------------------------------------------------------------------------------------------------------------------
Income applicable to
  common stock                         $    7,547,358    $    6,992,499    $    5,556,616    $    4,017,497   $    3,658,709
Income per share(*)                              4.18              3.88              3.06              2.21             1.97
Book value(*)                                   16.85             14.29             12.23             10.51             9.01
Cash dividends
  per common share(*)                  $         1.70    $         1.56    $         1.34    $         1.12   $         0.93
Shareholders of record(*)                         673               642               655               648              616
Average shares outstanding(*)               1,803,936         1,811,653         1,817,531         1,813,792        1,853,298

GENERAL
----------------------------------------------------------------------------------------------------------------------------
Access lines in service                        30,312            30,601            28,935            26,786           25,154
Carrier access minutes                    198,234,021       185,006,652       174,174,099       151,797,771      138,984,054

(*)Adjusted for 3-for-1 common stock split in 1997.

REPORT OF INDEPENDENT                                         WVT COMMUNICATIONS
--------------------------------------------------------------------------------
                   CERTIFIED PUBLIC ACCOUNTANTS


                               BUSH & GERMAIN, PC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                 901 LODI STREET
                            SYRACUSE, NEW YORK 13203
                              PHONE: (315) 424-1145
                               FAX: (315) 424-1457

February 7, 2002

To the Board of Directors
Warwick Valley Telephone Company
P.O. Box 592
Warwick, New York 10990

                          INDEPENDENT AUDITORS' REPORT

    We have audited the accompanying consolidated balance sheets of Warwick Valley Telephone Company as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warwick Valley Telephone Company as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with generally accepted accounting principles.


/s/ Bush & Germain, PC
Bush & Germain, PC

WVT COMMUNICATIONS                        CONCERNING THE COMPANY'S COMMON STOCK
-------------------------------------------------------------------------------



On April 28, 1998 Warwick Valley Telephone Company's common stock began trading on the NASDAQ National Market under the symbol WWVY. Private sales are also made by holders of the Company's common stock from time to time. At March 1, 2001 there were 673 holders of the Company's common stock.

The Company has paid consecutive cash dividends on its common stock quarterly since April 1, 1931 and semi-annually from July 1, 1907 until December 31, 1930. The practice of the Company has been to reinvest a substantial portion of its earnings in its capital plant. While the present intention of the Board of Directors is to continue declaring cash dividends, future dividends will necessarily depend on the Company's earnings, capital requirements, developments in the telephone industry and general economic conditions, among other factors. In 2000, the Company paid a dividend on its common stock of $1.56 per share.
In 2001, the common stock dividend was $1.70 per share.

The NASDAQ high and low bid prices for the Company's common stock for the first, second, third and fourth quarters of 2001 and 2000 were as follows:


                  -------------------------------------------------------------------------
                                      PRICE OF THE COMPANY'S COMMON STOCK
                  -------------------------------------------------------------------------
                                              QUARTER ENDED
                  -------------------------------------------------------------------------
                               March 31,      June 30,     September 30,    December 31,
                                 2001          2001            2001            2001
                  -------------------------------------------------------------------------
                    High        $44.00         $43.75          $53.95          $58.50
                  -------------------------------------------------------------------------
                    Low         $38.25         $39.25          $41.00          $50.25
                  -------------------------------------------------------------------------


                  -------------------------------------------------------------------------
                                 PRICE OF THE COMPANY'S COMMON STOCK
                                            QUARTER ENDED
                  -------------------------------------------------------------------------
                               March 31,      June 30,     September 30,     December 31,
                                 2000          2000            2000            2000
                  -------------------------------------------------------------------------
                    High        $48.25         $42.00          $47.00          $55.00
                  -------------------------------------------------------------------------
                    Low         $38.00         $37.00          $36.625         $34.50
                  -------------------------------------------------------------------------

BOARD OF DIRECTORS AND OFFICERS OF THE COMPANY                WVT COMMUNICATIONS
--------------------------------------------------------------------------------

[Photo]                            [Photo]                      [Photo]
Wisner H. Buckbee                  Corinna S. Lewis             Larry D. Drake
Chairman of the Board              Board Director               Vice President
of the Company                     Retired Public               of the Company
President, Wisner Farms, Inc.,     Relations Consultant
Warwick, N.Y.                                                   [Photo]
                                   [Photo]                      Brenda A. Schadt
[Photo]                            Robert J. DeValentino        Vice President
Henry L. Nielsen, Jr.              Board Director               of the Company
Vice Chairman of the Board         Executive Director Horton
of the Company                     Healthcare Foundation,       [Photo]
President, Nielsen Construction    Middletown, N.Y.             Philip A. Grybas
Co., Inc., Warwick, N.Y.                                        Vice President,
                                   [Photo]                      Treasurer and
[Photo]                            M. Lynn Pike                 Chief Financial Officer
Howard Conklin, Jr.                Board Director               of the Company
Board Director                     President and C.E.O.
Retired, Former President          of the Company               [Photo]
Conklin & Strong, Inc.,                                         Colleen Shannon
Warwick, N.Y.                      [Photo]                      Assistant Secretary
                                   Herbert Gareiss, Jr.         of the Company
[Photo]                            Board Director
Fred M. Knipp                      Vice President
Board Director                     and Secretary
Retired, Former                    of the Company
President & C.E.O.
of the Company

[Photo]
Philip S. Demarest
Board Director                         [WVT COMMUNICATIONS LOGO]
Retired, Former Vice President,            CORPORATE OFFICE
Secretary & Treasurer                         47 Main Street
of the Company                                 PO Box 592
                                            Warwick, NY 10990
[Photo]                                       845-986-8080
Joseph E. DeLuca, M.D.                 Visit us online at www.wvtc.com
Board Director
Physician, Vernon Urgent
Care Center, Vernon, N.J.

ORANGE COUNTY -
POUGHKEEPSIE LIMITED
PARTNERSHIP

INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS
Years Ended December 31, 2001 and 2000















The information contained herein is confidential and should not be disclosed to unauthorized persons. It is intended solely for the use by authorized Verizon Wireless and Orange County -Poughkeepsie Limited Partnership personnel.

ORANGE COUNTY -
POUGHKEEPSIE LIMITED PARTNERSHIP

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                       PAGE

INDEPENDENT AUDITORS' REPORT                                            1

FINANCIAL STATEMENTS FOR THE YEARS ENDED
   DECEMBER 31, 2001 AND 2000:

   Balance Sheets                                                       2

   Statements of Operations                                             3

   Statements of Partners' Capital                                      4

   Statements of Cash Flows                                             5

   Notes to Financial Statements                                       6-11

INDEPENDENT AUDITORS' REPORT


To the Partners of Orange County - Poughkeepsie Limited Partnership

We have audited the accompanying balance sheet of Orange County - Poughkeepsie Limited Partnership (the "Partnership") as of December 31, 2001, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership for the year ended December 31, 2000 were audited by other auditors whose report, dated April 20, 2001 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Orange County - Poughkeepsie Limited Partnership as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.





February 13, 2002

ORANGE COUNTY - POUGHKEEPSIE LIMITED PARTNERSHIP

BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(Dollars in Thousands)
--------------------------------------------------------------------------------

ASSETS                                                        2001         2000

CURRENT ASSETS:
  Accounts receivable, net of allowances of
    $0 and $31 in 2001 and 2000, respectively               $   495      $ 2,259
  Unbilled revenue                                            1,545        1,112
  Due from general partner                                   18,072       22,475
  Prepaid expenses and other current assets                     137          107
                                                            -------      -------
           Total current assets                              20,249       25,953

PROPERTY, PLANT AND EQUIPMENT - Net                          26,057       24,753

DEFERRED CHARGES AND OTHER ASSETS - Net                           5            7
                                                            -------      -------

TOTAL ASSETS                                                $46,311      $50,713


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable and accrual liabilities                  $   334      $ 1,980
  Advance billings                                              196          172
                                                            -------      -------

           Total current liabilities                            530        2,152

COMMITMENTS AND CONTINGENCIES (NOTES 5 and 7)

PARTNERS' CAPITAL                                            45,781       48,561
                                                            -------      -------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                     $46,311      $50,713
                                                            =======      =======

See notes to financial statements.

ORANGE COUNTY - POUGHKEEPSIE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000
(Dollars in Thousands)
--------------------------------------------------------------------------------


                                                          2001        2000

OPERATING REVENUES:
  Service revenues                                      $81,952      $57,678

OPERATING COSTS AND EXPENSES:
  Cost of service                                         6,879        6,509
  General and administrative                              5,437        4,455
  Depreciation and amortization                           3,583        3,077
                                                        -------      -------
           Total operating costs and expenses            15,899       14,041
                                                        -------      -------

OPERATING INCOME                                         66,053       43,637

OTHER INCOME - Net                                        1,167        1,264
                                                        -------      -------

NET INCOME                                              $67,220      $44,901
                                                        =======      =======

See notes to financial statements.

ORANGE COUNTY - POUGHKEEPSIE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL
YEARS ENDED DECEMBER 31, 2001 AND 2000
(Dollars in Thousands)
--------------------------------------------------------------------------------


                                  GENERAL PARTNER           LIMITED PARTNERS
                                  ---------------           ----------------

                                       NYNEX                             WARWICK
                                       MOBILE          TACONIC            VALLEY         TOTAL
                                      LIMITED          TELEPHONE         TELEPHONE      PARTNERS'
                                   PARTNERSHIP 2      CORPORATION         COMPANY        CAPITAL
BALANCE, JANUARY 1, 2000           $ 32,862           $  2,899          $  2,899       $ 38,660

  Net income                         38,165              3,368             3,368         44,901

  Distribution to partners          (29,750)            (2,625)           (2,625)       (35,000)
                                    -------             ------            ------         ------
BALANCE, DECEMBER 31, 2000           41,277              3,642             3,642         48,561

  Net income                         57,138              5,041             5,041         67,220

  Distribution to partners          (59,500)            (5,250)           (5,250)       (70,000)
                                    -------             ------            ------         ------
BALANCE, DECEMBER 31, 2001         $ 38,915           $  3,433          $  3,433       $ 45,781
                                    =======             ======            ======         ======


See notes to financial statements.

ORANGE COUNTY - POUGHKEEPSIE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000
(Dollars in Thousands)
--------------------------------------------------------------------------------


                                                                           2001       2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $ 67,220    $ 44,901
  Adjustments to reconcile net income to net cash provided by operating activities:
    Bad debt expense                                                          31           6
    Depreciation and amortization                                          3,583       3,077
    Changes in certain assets and liabilities:
      Accounts receivable                                                  1,733        (984)
      Unbilled revenue                                                      (433)       (464)
      Prepaid expenses and other current assets                              (30)         10
      Deferred charges and other assets                                        2           2
      Accounts payable and accrued liabilities                            (1,646)        197
      Advance billings                                                        24         100
                                                                        --------    --------

           Net cash provided by operating activities                      70,484      46,845
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                    (4,887)     (4,654)
  Proceeds from sale of property, plant and equipment                       --           275
                                                                        --------    --------

           Net cash used in investing activities                          (4,887)     (4,379)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease (increase) in due from general partner, net                     4,403      (7,466)
  Distribution to partners                                               (70,000)    (35,000)
                                                                        --------    --------

           Net cash used in financing activities                         (65,597)    (42,466)

INCREASE IN CASH                                                            --          --

CASH, BEGINNING OF YEAR                                                     --          --
                                                                        --------    --------

CASH, END OF YEAR                                                       $   --      $   --
                                                                        ========    ========


See notes to financial statements.

ORANGE COUNTY - POUGHKEEPSIE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

1.    ORGANIZATION AND MANAGEMENT

      ORANGE COUNTY - POUGHKEEPSIE LIMITED PARTNERSHIP - Orange County - Poughkeepsie Limited Partnership (the "Partnership") was formed in 1987. The principal activity of the Partnership is providing wholesale cellular service to resellers who operate principally in the Orange County and Poughkeepsie, New York service areas.

      The partners and their respective ownership percentages as of December 31, 2001 are as follows:

        Managing and general partner:

         NYNEX Mobile Limited Partnership 2 ("NYNEX Mobile LP 2")*      85.0%

        Limited partners:

         Taconic Telephone Corporation ("Taconic")                       7.5%
         Warwick Valley Telephone Company ("Warwick)                     7.5%

      *NYNEX Mobile LP 2 is a partnership between Cellco Partnership ("Cellco," doing business as Verizon Wireless), the Utica - Rome Cellular Partnership and Bell Atlantic Mobile Systems of Allentown, Inc., with ownership interests of 54%, 45%, and 1%, respectively.

      GENERAL PARTNER - On April 3, 2000, Bell Atlantic and Vodafone Group Plc ("Vodafone") consummated their previously announced agreement to combine their U.S. wireless operations. In accordance with the terms of the U.S. Wireless Alliance Agreement (the "Alliance Agreement") dated September 21, 1999 between the two companies, Vodafone contributed its U.S. wireless operations, its 50% ownership interest in PrimeCo Personal Communications L.P. ("PrimeCo") and debt to Cellco Partnership, in exchange for a 65.1% interest in Cellco. Bell Atlantic also contributed its 50% ownership interest in PrimeCo, and retained a 34.9% interest. Bell Atlantic maintained control of Cellco. As of April 3, 2000, Cellco began conducting business as Verizon Wireless.

      On June 30, 2000, Bell Atlantic and GTE Corporation ("GTE Corp.") completed a merger of equals under a definitive merger agreement entered into on July 27, 1998 (the "Merger"). On June 30, 2000, the newly merged entity changed its name to Verizon Communications, Inc. ("Verizon Communications"). Under the Alliance Agreement, Verizon Communications contributed GTE Corp.'s wireless net assets and operations increasing its partnership interest to 55% and decreasing Vodafone's partnership interest to 45%.

2.    SIGNIFICANT ACCOUNTING POLICIES

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying financial statements are based upon management's evaluation of relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying financial statements.

      REVENUE RECOGNITION - The Partnership earns revenue by providing access to the network (access revenue) and for usage of the network (airtime/usage revenue), which includes roaming and long distance revenue. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in advance billings. Airtime/usage revenue, roaming revenue and long distance revenue are recognized when service is rendered and included in unbilled revenue until billed. The Partnership's revenue recognition policies are in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements.

      Cellular service revenues resulting from a cellsite agreement with Cellco are recognized based upon an allocation of airtime minutes (See Note 4).

      OPERATING EXPENSES - Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of administrative and operating costs incurred by the managing partner or its affiliates on behalf of the Partnership. Services performed on behalf of the Partnership are provided by employees of Cellco. These employees are not employees of the Partnership and therefore, operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. The Partnership believes such allocations are reasonable.

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment primarily represents costs incurred to construct and enhance Mobile Telephone Switching Offices ("MTSOs") and cell sites. The cost of property, plant and equipment is depreciated over its estimated useful life using the straight-line method of accounting. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Major improvements to existing plant and equipment are capitalized. Routine maintenance and repairs that do not extend the life of the plant and equipment are charged to expense as incurred.

      Upon the sale or retirement of property, plant and equipment, the cost and related accumulated depreciation or amortization is eliminated from the accounts and any related gain or loss is reflected in the Statements of Operations. The Partnership periodically exchanges (trades in) certain assets for similar productive assets and generally receives trade-in allowances from its vendors. The cost of the new asset is generally the monetary consideration paid plus the net book value of the asset surrendered. If the trade-in allowance is less than the net book value of the asset surrendered, a loss is reflected in the Statements of Operations.

      Interest expense and network engineering costs incurred during the construction phase of the Partnership's network and real estate properties under development are capitalized as part of property, plant and equipment and recorded as construction in progress until the projects are completed and placed into service.

      FCC LICENSES - The Federal Communications Commission ("FCC") issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993 the FCC adopted specific standards to apply to cellular renewals, concluding it will reward a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely. The current term of the Partnership's FCC licenses expire on January 27, 2008 and January 29, 2008 for the Poughkeepsie and

      Orange County FCC licenses, respectively. The general partner believes it will be able to meet all requirements necessary to secure renewal of the Partnership's cellular licenses.

      VALUATION OF ASSETS - The Partnership follows the provision of the Financial Accounting Standards Board ("FASB") Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the undiscounted expected future cash flows are compared to the carrying amount of the asset. If the comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Partnership's weighted average cost of capital.

      CONCENTRATIONS - To the extent the Partnership's customer receivables become delinquent, collection activities commence. The managing general partner accounts for 76% and 93% of the accounts receivable balance at December 31, 2001 and 2000, respectively. The Partnership maintains an allowance for losses based on the expected collectibility of accounts receivable.

      The managing partner relies on local and long-distance telephone companies and other companies to provide certain communication services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could potentially have an adverse impact on the Partnership's operating results.

      Although the managing partner attempts to maintain multiple vendors for equipment, which are important components of its operations, they are currently acquired from only a few sources. Certain of these products are in turn utilized by the Partnership and are important components of the Partnership's operations. If the suppliers are unable to meet the managing partner's needs as it builds out its network infrastructure and sells service and equipment, delays and increased costs in the expansion of the Partnership's network infrastructure or losses of potential customers could result, which would adversely affect operating results.

      FINANCIAL INSTRUMENTS - The Partnership's trade receivables and payables are short-term in nature, and accordingly, their carrying value approximates fair value.

      INCOME TAXES - The Partnership is not a taxable entity for Federal and state income tax purposes. Any taxable income or loss is apportioned to the partners based on their respective partnership interests and is reported by them individually.

      DUE FROM GENERAL PARTNER - Due from General Partner principally represents the Partnership's cash position. The general partner manages all cash and financing activities of the Partnership. As such, the change in Due from General Partner is reflected as a financing activity in the Statements of Cash Flows. Additionally, administrative and operating costs incurred by the general partner on behalf of the Partnership are charged to the Partnership through this account. Interest income is based on the average monthly outstanding balance in this account and is calculated by applying Cellco's average borrowing rate which was approximately 4.6% and 6.7% at December 31, 2001 and 2000, respectively. Included in Other Income, Net is net interest income related to the Due from General Partner balance of $1,167 and $1,264 for the years ended December 31, 2001 and 2000, respectively.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 2001, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to recognize the fair value of any legal obligation associated with the retirement of long-lived assets and to capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. The partnership is required to adopt the standard effective January 1, 2003. The partnership is currently evaluating its long-lived assets retirement obligation in relation to the provisions of SFAS No. 143 to determine the impact, if any, on its future results of operations or financial position.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard re-addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It concludes that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The Partnership is required to adopt the standard effective January 1, 2002. The Partnership does not expect the impact of the adoption of SFAS No. 144 to have a material effect on its results of operations or financial position.

      RECLASSIFICATIONS - Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

3.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:

                                                                 DECEMBER 31,
                                                              2001          2000

      Buildings and improvements (10-40 years)              $  9,451      $  8,555
      Cellular plant equipment (3-15 years)                   33,803        29,811
      Furniture, fixtures and equipment (2-7 years)              381           381
                                                            --------      --------

                                                              43,635        38,747

      Less accumulated depreciation                          (17,578)      (13,994)
                                                            --------      --------

      Property, plant and equipment, net                    $ 26,057      $ 24,753
                                                            ========      ========

      Property, plant, and equipment includes the following:

      Capitalized network engineering costs of $112 and $176 were recorded during the years ended December 31, 2001 and 2000, respectively.

      Construction-in-progress included in certain of the classifications shown above, principally cellular plant equipment, amounted to $1,598 and $1,819 at December 31, 2001 and 2000, respectively.

      Depreciation expense for the years ended December 31, 2001 and 2000 was $3,582 and $3,075, respectively.

4.    TRANSACTIONS WITH AFFILIATES

      Significant transactions with affiliates are summarized as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                        2001           2000

      Cellsite allocated revenues                     $1,316         $1,312
      Direct telecommunication and data
        processing charges                               335            555
      Allocation of certain general and
        administrative expenses                        3,234          2,764
      Allocation of switch usage cost                  3,760          3,540


5.    COMMITMENTS

      The general partner, on behalf of the Partnership, and the Partnership have entered into operating leases for facilities and equipment used in its operations. Some lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index. For the years ended December 31, 2001 and 2000, the Partnership recognized a total of $934 and $914, respectively, as rent expense related to payments under these operating leases, which is included in selling, general and administrative expenses in the accompanying Statements of Operations.

      Future minimum rental commitments under noncancelable operating leases, excluding renewal options which the Partnership intends to exercise, for the years shown are as follows:

                   YEARS                     AMOUNT

                   2002                     $  907
                   2003                        808
                   2004                        754
                   2005                        661
                   2006                        612
                   Thereafter                1,740
                                            ------
           Total minimum payments           $5,482
                                            ======


6.    VALUATION AND QUALIFYING ACCOUNTS


                                                 BALANCE AT    ADDITIONS    WRITE-OFFS    BALANCE AT
                                                 BEGINNING     CHARGED TO     NET OF         END
                                                 OF THE YEAR   OPERATIONS   RECOVERIES    OF THE YEAR
      Accounts Receivable Allowances:
        2000                                       $ 24            $ 7         $ --         $ 31
        2001                                         31             --           31           --


7.    CONTINGENCIES

      Cellco is subject to several lawsuits and other claims including class actions, product liability, patent infringement, partnership disputes, and claims involving relations with resellers and agents. Various consumer class action lawsuits allege that the Cellco breached contracts with consumers, violated certain state consumer protection laws and other statutes and defrauded customers through concealed or misleading billing practices. Certain of these lawsuits and other claims may impact the Partnership. These litigation matters may involve indemnification obligations by third parties and/or affiliated parties covering all or part of any potential damage awards against Cellco and the Partnership and/or insurance coverage. All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance.

      The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters at December 31, 2001 cannot be ascertained. The potential effect, if any, on the financial condition and results of operations of the Partnership, in the period in which these matters are resolved, may be material.

      In addition to the aforementioned matters, Cellco is subject to various other legal actions and claims in the normal course of business. While Cellco's legal counsel cannot give assurance as to the outcome of each of these matters, in management's opinion, based on the advice of such legal counsel, the ultimate liability with respect to any of these actions, or all of them combined, will not materially affect the financial position or operating results of the Partnership.

                                     ******

                        [BUSH & GERMAIN, PC LETTERHEAD]



                        CONSENT OF INDEPENDENT AUDITORS


February 7, 2002

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Warwick Valley Telephone Company of our report dated February 7, 2002, included in the 2001 Annual Report to Shareholders of Warwick Valley Telephone Company.

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

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-46836) pertaining to the Warwick Valley Telephone Company of our report dated February 7, 2002 with respect to the consolidated financial statements of Warwick Valley Telephone Company incorporated herein by reference and our report included in the preceding paragraph with respect to the financial statement schedules of Warwick Valley Telephone Company included in this Annual Report (Form 10-K) for the year ended December 31, 2001.

/s/ Bush & Germain, P.C.

Bush & Germain, P.C.
Syracuse, New York