Form 10-Q
period 2002-03-31
WARWICK VALLEY TELEPHONE CO
filed 2002-05-15
CIK 104777

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period from        To
                                                   ------

                         Commission file number 0-11174
                                                -------

                        WARWICK VALLEY TELEPHONE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                       14-1160510
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


   47 Main Street, Warwick, New York                                 10900
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

         Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date 1,803,661 common shares, no par value, outstanding at March 31, 2002.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                        WARWICK VALLEY TELEPHONE COMPANY

                           CONSOLIDATED BALANCE SHEET


                                                                                        MARCH 31,                 DECEMBER 31,
                                                                                          2002                       2001
                                                                                   -------------------        -------------------
ASSETS                                                                                 (Unaudited)                 (Audited)

CURRENT ASSETS:
  Cash                                                                               $       643,709            $       580,492
  Accounts receivable-net of reserve for uncollectibles                                    3,578,817                  3,438,192
  Materials and supplies                                                                   2,122,958                  2,271,316
  Prepaid expenses                                                                           677,805                    545,069
                                                                                   -------------------        -------------------

TOTAL CURRENT ASSETS                                                                       7,023,289                  6,835,069
                                                                                   -------------------        -------------------

NONCURRENT ASSETS:
  Unamortized debt issuance expense                                                            9,026                     10,347
  Other deferred charges                                                                     137,200                    197,492
  Investments                                                                              6,778,575                  5,396,802
                                                                                   -------------------        -------------------

TOTAL NONCURRENT ASSETS                                                                    6,924,801                  5,604,641
                                                                                   -------------------        -------------------
PROPERTY, PLANT & EQUIPMENT:
  Plant in service                                                                        57,229,103                 56,461,551
  Plant under construction                                                                 6,627,995                  4,455,113
                                                                                   -------------------        -------------------
                                                                                          63,857,098                 60,916,664
     Less:  Accumulated depreciation                                                      26,753,446                 25,846,794
                                                                                   -------------------        -------------------

TOTAL PROPERTY, PLANT & EQUIPMENT                                                         37,103,652                 35,069,870
                                                                                   -------------------        -------------------

     TOTAL ASSETS                                                                    $    51,051,742            $    47,509,580
                                                                                   ===================        ===================


-----------------------------------------

                        WARWICK VALLEY TELEPHONE COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                                                                   MARCH 31,           DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                                 2002                 2001
                                                                                               -----------------     ---------------
                                                                                                  (Unaudited)           (Audited)
CURRENT LIABILITIES:
  Notes payable                                                                                 $     7,750,000       $   6,250,000
  Accounts payable                                                                                    2,289,299           1,918,618
  Advance billing and payments                                                                           14,136             202,162
  Customer deposits                                                                                     116,690             127,665
  Accrued taxes                                                                                         753,018              64,801
  Accrued interest                                                                                       73,654              30,155
  Other accrued expenses                                                                                340,275             294,362
                                                                                               -----------------     ---------------
TOTAL CURRENT LIABILITIES                                                                            11,337,072           8,887,763
                                                                                               -----------------     ---------------

                                                                                               -----------------     ---------------
LONG TERM DEBT                                                                                        4,000,000           4,000,000
                                                                                               -----------------     ---------------

DEFERRED CREDITS & OTHER LONG TERM LIABILITIES:
  Accumulated deferred federal income taxes                                                           2,398,966           2,348,140
  Unamortized investment tax credits                                                                     38,190              46,590
  Other deferred credits                                                                                 82,448              60,203
  Post retirement benefit obligation                                                                  1,280,392           1,270,895
                                                                                               -----------------     ---------------
TOTAL DEFERRED CREDITS & OTHER LONG TERM LIABILITIES                                                  3,799,996           3,725,828
                                                                                               -----------------     ---------------

STOCKHOLDERS' EQUITY:
  Preferred stock - 5% cumulative; $100 par value;
    Authorized 7,500 shares;
    Issued and outstanding 5,000 shares                                                                 500,000             500,000
  Common stock - no par value;
    Authorized shares:  2,160,000
    Issued 1,994,158 for 3/31/02 and 1,994,080 for 12/31/01                                           3,475,553           3,471,076
  Retained earnings                                                                                  31,323,921          30,309,713
  Treasury stock at cost, 190,497 shares                                                             (3,384,800)         (3,384,800)
                                                                                               -----------------     ---------------

TOTAL STOCKHOLDERS' EQUITY                                                                           31,914,674          30,895,989
                                                                                               -----------------     ---------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $    51,051,742       $  47,509,580
                                                                                               =================     ===============


   The accompanying notes are an integral part of these financial statements.

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                        WARWICK VALLEY TELEPHONE COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                                                                    2002              2001
                                                                                         ------------------------------------
OPERATING REVENUES:
   Local network service                                                                 $        1,194,961        1,118,891
   Network access service                                                                         1,933,519        1,965,435
   Long distance network service                                                                    499,242          568,029
   Directory advertising                                                                            323,849          280,760
   Long distance sales                                                                              477,782          528,196
   Internet services                                                                              1,299,385        1,347,536
   Other services and sales                                                                         856,443        1,170,846
                                                                                         ------------------------------------
   Total operating revenues                                                                       6,585,181        6,979,693
                                                                                         ------------------------------------
OPERATING EXPENSES:
   Plant specific                                                                                   989,076          926,592
   Plant non-specific:
     Depreciation & amortization                                                                    956,639          962,306
     Other                                                                                          584,552          497,965
   Customer operations                                                                            1,106,698        1,176,392
   Corporate operations                                                                             929,537          682,985
   Cost of services and sales                                                                       341,369          574,492
   Property, revenue and payroll taxes                                                              345,931          421,837
                                                                                         ------------------------------------
   Total operating expenses                                                                       5,253,802        5,242,569
                                                                                         ------------------------------------
     OPERATING INCOME                                                                             1,331,379        1,737,124

OTHER INCOME (EXPENSE)
   Interest expense                                                                               (129,449)        (177,568)
   Interest income                                                                                    2,249            3,847
   Other investments                                                                              1,383,063        1,007,722
   Other income (expense)                                                                           102,285           28,287
                                                                                         ------------------------------------
    Total other income (expense) - net                                                            1,358,148          862,288

    INCOME BEFORE TAXES                                                                           2,689,527        2,599,412

FEDERAL INCOME TAXES                                                                                892,205          874,800
     NET INCOME                                                                                   1,797,322        1,724,612
PREFERRED DIVIDENDS                                                                                   6,250            6,250
                                                                                         ------------------------------------
  INCOME APPLICABLE TO COMMON STOCK                                                      $        1,791,072        1,718,362
                                                                                         ------------------------------------
   NET INCOME PER AVERAGE SHARE OF
    OUTSTANDING COMMON STOCK                                                             $             0.99             0.96
                                                                                         ====================================
   CASH DIVIDENDS PAID PER SHARE                                                         $             0.43             0.41
                                                                                         ====================================
  AVERAGE SHARES OF COMMON STOCK
    OUTSTANDING                                                                                   1,803,622        1,804,251
                                                                                         ====================================

-----------------------------------------

                        WARWICK VALLEY TELEPHONE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 and 2001
                                   (Unaudited)

                                                                                     2002                    2001
                                                                              ------------------       ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                                              $      1,797,322              1,724,612
       Adjustments to reconcile net income to net cash
        Provided by operating activities:
         Depreciation and amortization                                                  956,639                962,306
         Deferred income tax and investment tax credit                                   64,671                 29,871
         Interest charged to construction                                              (104,212)               (24,716)
         Income from investments                                                     (1,383,063)            (1,007,798)

Change in assets and liabilities:
       (Increase) Decrease in accounts receivable                                      (140,625)              (380,168)
       (Increase) Decrease in materials and supplies                                    148,358             (1,043,259)
       (Increase) Decrease in prepaid expenses                                         (132,736)              (174,764)
       (Increase) Decrease in deferred charges                                           60,292                207,005
       Increase (Decrease) in accounts payable                                          370,681                532,513
       Increase (Decrease) in customers' deposits                                       (10,975)                 2,960
       Increase (Decrease) in advance billing and payment                              (188,026)              (179,012)
       Increase (Decrease) in accrued expenses                                          731,716                686,444
       Increase (Decrease) in post retirement benefits obligation                         9,497                (32,483)
       Increase (Decrease) in other liabilities                                          45,913                (61,684)
                                                                              ------------------       ----------------

Net cash provided by operating activities                                             2,225,452              1,241,827
                                                                              ------------------       ----------------

CASH FLOW FROM INVESTING ACTIVITIES:
       Purchase of property, plant and equipment                                     (2,989,100)            (1,936,690)
       Interest charged to construction                                                 104,212                 24,716
                                                                              ------------------       ----------------

Net cash used in investing activities                                                (2,884,888)            (1,911,974)
                                                                              ------------------       ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
       Increase (Decrease) in notes payable                                           1,500,000              1,550,000
       Sale of common stock                                                               4,477                  7,626
       Dividends                                                                       (781,824)              (745,596)
                                                                              ------------------       ----------------

Net cash provided by (used in) financing activities                                     722,653                812,030
                                                                              ------------------       ----------------

Increase (Decrease) in cash and cash equivalents                                         63,217                141,883

Cash and cash equivalents at beginning of period                                        580,492                738,495
                                                                              ------------------       ----------------

Cash and cash equivalents at the end of period                                 $        643,709                880,378
                                                                              ==================       ================


    The accompanying notes are an integral part of the financial statements.

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                        WARWICK VALLEY TELEPHONE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The balance sheet as of December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

CONSOLIDATION:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements. Certain prior year amounts have been reclassified to conform with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

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

         Warwick Valley Telephone Company's review of asset impairment under FASB No. 121 for year end December 31, 2001 focused upon the carrying value of Property, Plant and Equipment. Since approximately 89% of the Company's fixed assets are used for its regulated operations as a telecommunications service provider and fall under the requirements of FASB No. 71, the impairment tests of FASB No. 121 do not apply to these assets. Warwick Valley Telephone Company is a regulated telephone company. As noted in FASB 71 Section 5 paragraphs a-c, Warwick Valley Telephone Company's rates for regulated services/products are subject to approval by an independent third party regulator, such rates are designed to recover the costs of providing the regulated service and it is reasonable to assume that the rates are set at levels that will recover Warwick Valley Telephone Company's costs. As a rate regulated enterprise, the Company's plant used in regulated operations is used as a basis in setting rates. The carrying value of these fixed assets will be recovered in the rates charged to customers in the long run. The deregulated plant and equipment of the Company is depreciated over a short life cycle. Our examination of the carrying value of these assets has determined that the value on our books is well less than the future expected cash flow from them. The company believes that the carrying value of all other long lived assets are lower than the recoverable amount as measured at the higher of net selling price and value in use as prescribed in FASB No. 121.

NOTE 3:  REVENUE RECOGNITION

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

NOTE 4:  COMPREHENSIVE INCOME

         The Company does not have any components of comprehensive income as stated in SFAS No. 130 and consequently net income is comprehensive income.

NOTE 5:  EARNINGS PER SHARE

         Earnings per share are based on the average number of shares outstanding of 1,803,622 and 1,804,251 for the quarters ending March 31, 2002 and 2001, respectively.

NOTE 6:  SEGMENTED INFORMATION

         Warwick Valley Telephone Company's segments are strategic business units that offer different products and services and are managed accordingly. We evaluate performance based upon income before taxes adjusting for normalizing one time items, if any. Currently, we have two reportable segments that reflect our business: 1. Telephone (wireline) and 2. Internet.

         The wireline segment provides landline telecommunications services, including local, network access and long distance services, messaging, and sells customer premise, private business exchange equipment and directory operations - including yellow and white pages advertising and electronic publishing.

         The Internet segment provides high speed, dial up internet services, help desk operations, and has recently launched its new Video product.

NOTE 7:  INVENTORY

         Inventories are carried at average original cost except that specific costs are used in the case of large individual items. As of March 31, 2002 and December 31, 2001, the Material and Supplies inventory consisted of the following:

                                                            2002         2001
                                                      ------------- -----------
    Inventory for outside plant                             587,590     653,245
    Inventory for inside plant                            1,014,830   1,157,445
    Inventory for online plant                              237,287     204,565
    Inventory of equipment held for sale or lease           234,759     256,061
    Inventory of Video equipment                             48,492           0
                                                      ------------- -----------

                                                          2,122,958   2,271,316
                                                      ============= ===========

NOTE 8:  INVESTMENTS

         The "Company" also has a 7.5% investment interest in the Bell Atlantic Orange County/Poughkeepsie Limited Partnership (O/P) which is accounted for under the equity method. The partnership is individually significant as defined by applicable SEC regulations. The following summarizes the income statement (unaudited) of the investee:

          Three months ended March 31,
                     (000's)
                               2002       2001
                            ----------- ----------
Net sales                      $23,722    $16,731
Costs & expenses
  Cellular service cost          3,423      2.673
  Operating expenses             1,400      1,380
                            ----------- ----------
                                 4,823      4,053

Net operating income            18,899     12,678
Other income                       313        703
                            ----------- ----------

Net income                      19,212     13,381
                            =========== ==========

WVT income share               $ 1,441    $ 1,004
                            =========== ==========

          Partnership financial statements are typically received well after the Company's books are closed. Consequently, the Company relies upon Partnership income estimates (as well as its own estimates) in order to close the Company's books on a timely basis. Historically, differences between conservatively booked income and subsequent Partnership reported income have been minor. The Company treats such differences as a timing difference with adjustments taking place immediately in the next financial period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEWS: RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2002 -
           -------------------------------------------------------

NET INCOME
----------

          The Company's net income from all sources increased $72,710 (or 4.2%) to $1,797,332 for the three-month period ended March 31, 2002, as compared to an increase of $303,650 to $1,724,612 for the corresponding period in 2001.

            Net income for the three month period ending March 31, 2002:

                                                                                Intercompany     Consolidated
                                                   Telephone      Internet      Elimination          Total
                                                  ------------- ------------- ----------------- ----------------
            Operating revenues                       5,907,656     1,299,385         (621,860)        6,585,181
            Operating expenses                       4,578,431     1,297,230         (621,860)        5,253,801
            Other income (expenses)                  1,357,285           862                          1,358,147
            Federal income taxes                       909,208      (17,003)                            892,205
                                                  ------------- ------------- ----------------- ----------------
            Net income                               1,777,302        20,020                          1,797,322
                                                  ============= ============= ================= ================

            Net income for the three month period ending March 31, 2001:

                                                                                 Intercompany      Consolidated
                                                   Telephone      Internet       Elimination          Total
                                                  ------------- ------------- ------------------- ---------------
            Operating revenues                       6,089,290     1,347,536           (457,133)       6,979,693
            Operating expenses                       4,387,404     1,312,298           (457,133)       5,242,569
            Other income (expenses)                    860,785         1,503                             862,288
            Federal income taxes                       862,308        12,492                             874,800
                                                  ------------- ------------- ------------------- ---------------
            Net income                               1,700,363        24,249                           1,724,612
                                                  ============= ============= =================== ===============

         The Company's net income growth was affected by a decrease in revenue from two sources, Reciprocal Compensation ("RC") and Internet Service revenue and by an increase in Orange/Poughkeepsie (O/P) Partnership income. RC revenue decreased by 67% over the prior year due primarily to an FCC order (FCC 01-131) reaffirming that dial-up ISP traffic is interstate and thus not subject to RC. In the order, the FCC established a phase-down approach over several years. This phase down solution allows for compensation for ISP-bound traffic to gradually decline. The impact of the downward trend is now being felt. When comparing 1st Quarter 2002 over 1st Quarter 2001, there has been a 67% decline in RC revenue. It is expected that RC revenue will continue its downward trend until the phase out is complete in 2003. Internet service has decreased primarily due to our out of territory dial up customer's desire for fast Internet. Where WVTC is the dominant local telephone carrier and able to provide fast Internet, our DSL penetration continues to grow and customer retention remains strong.

REVENUE
-------

         Operating revenues decreased by $394,512 (or 5.7%) to $6,585,181 for the three-month period ended March 31, 2002 as compared to $6,979,693 for the corresponding period of 2001. The change in operating revenues was primarily the result of decreases of $287,480 (or 67.0%) in reciprocal compensation and $50,414 (0r 9.5%) in long distance sales during the period as compared to the same three-month period of 2001.

           For the three month period ending March 31, 2002

           Revenues From:                                                        Intercompany     Consolidated
                                                  Telephone       Internet       Elimination          Total
                                                 ------------- --------------- ----------------- ----------------
           Local network services                   1,194,961               -                          1,194,961
           Network access revenues                  2,555,379                         (621,860)        1,933,519
           Long distance network service              499,242                                            499,242
           Directory advertising                      323,849                                            323,849
           Long distance sales                        477,782                                            477,782
           Internet services                                        1,299,385                          1,299,385
           Other services and sales                   856,443                                            856,443
                                                 ------------- --------------- ----------------- ----------------
           Total operating revenues                 5,907,656       1,299,385         (621,860)        6,585,181
                                                 ============= =============== ================= ================

For the three month period ending March 31, 2001

Revenues From:                                                                   Intercompany     Consolidated
                                                  Telephone       Internet       Elimination          Total
                                                 ------------- --------------- ----------------- ----------------
Local network services                              1,118,891                                          1,118,891
Network access revenues                             2,422,568                         (457,133)        1,965,435
Long distance network service                         568,029                                            568,029
Directory advertising                                 280,760                                            280,760
Long distance sales                                   528,196                                            528,196
Internet services                                                   1,347,536                          1,347,536
Other services and sales                            1,170,846                                          1,170,846
                                                 ------------- --------------- ----------------- ----------------
Total operating revenues                            6,089,290       1,347,536         (457,133)        6,979,693
                                                 ============= =============== ================= ================

         Operating revenues decreased over the prior year due to flat access line growth and the implementation of the FCC's order reforming access charge rates for rate-of-return carriers (commonly referred to as the MAG order). While the intention of the FCC's MAG order was to approach revenue, neutrality while changing certain aspects of rate structure, WVTC has not experienced a corresponding offset from higher Subscriber Line Charges in Local Network Service that were supposed to compensate for lower Long Distance rates. Overall, Long Distance revenues continue to show decreases due primarily to intense competition as well as wireless impacts. Directory advertising has increased 15% over the prior period primarily due to efficiencies gained by full incorporation of our sales force in house and successful solicitation/retention of customers.

         Competitive local exchange (CLEC) revenues and full inter-exchange Long Distance service is provided by WVTC. CLEC revenues are generated by providing local service to customers located in certain Frontier - a Citizens Communications Company - areas giving the customer a choice of service providers. CLEC revenue during the quarter increased 52% (excluding reciprocal compensation) over the same period last year.

EXPENSE
-------

         Operating expense growth was flat due in large part to the phase out of Operator Services in January. Also, lower trunkline costs and access charges have contributed to the company's ongoing cost containment efforts. Slightly offsetting these decreases were increases in Plant and Corporate Operations due to the rollout of our Video product. The increase in Corporate Operations was primarily due to professional and consulting fees associated with the introduction of the Video product and the planned corporate re-organization. It is anticipated that Operator Services savings will be offset by initial expenses incurred by the aggressive rollout of Video in New Jersey and subsequently in New York (pending conclusion of the New York regulatory approval process).

           For the three month period ending March 31, 2002

           Expenses From:                                                             Intercompany     Consolidated
                                                      Telephone        Internet       Elimination          Total
                                                    --------------- --------------- ----------------- ----------------
           Plant specific                                  980,322           8,754                            989,076
           Plant non-specific:
             Depreciation                                  760,552         196,087                            956,639
             Other                                         272,834         311,718                            584,552
           Customer operations                           1,045,753          60,945                          1,106,698
           Corporate operations                            925,360           4,177                            929,537
           Cost of services and sales                      260,186         703,043         (621,860)          341,369
           Property, revenue and payroll tax               333,423          12,508                            345,931
                                                    --------------- --------------- ----------------- ----------------
           Total operating expenses                      4,578,430       1,297,232         (621,860)        5,253,802
                                                    =============== =============== ================= ================

   For the three month period ending March 31, 2001

   Expenses From:                                                             Intercompany      Consolidated
                                              Telephone        Internet       Elimination           Total
                                           ---------------- --------------- ----------------- ------------------
   Plant specific                                  925,706             886                              926,592
   Plant non-specific:
     Depreciation                                  760,341         201,965                              962,306
     Other                                         220,734         277,231                              497,965
   Customer operations                           1,092,611          83,781                            1,176,392
   Corporate operations                            679,843           3,142                              682,985
   Cost of services and sales                      341,966         689,659         (457,133)            574,492
   Property, revenue and payroll tax               365,932          55,905                              421,837
                                           ---------------- --------------- ----------------- ------------------
   Total operating expenses                      4,387,133       1,312,569         (457,133)          5,242,569
                                           ================ =============== ================= ==================


OTHER INCOME AND EXPENSE
------------------------

         Other income and expenses increased by $495,860 (or 57.5%) from $862,288 in the three-month period ended March 31, 2001 to $1,358,148 in the corresponding period of 2002 primarily due to the performance of the Orange/Poughkeepsie partnership. which grew by approximately $437,000 to $1,441,000. During the first quarter, the partnership earnings increased 43% over the same period last year. However, it should be noted that in comparing the 4th. Quarter 2001 results to the 1st Quarter of 2002. O/P Net income decreased 2% during this timeframe. Should this trend continue, the partnership will experience a leveling off from the significant Net Income increases of prior periods. (See also Footnote #8) (See Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         We had $643,709 of cash and cash equivalents available at March 31, 2002. The company has lines of credit with two banks totaling $10,000,000 of which $2,250,000 remained unused at March 31, 2002. $2,500,000 of the total line of credit is at a variable lending rate and borrowings are on a demand basis without restrictions.

CASH FROM OPERATING ACTIVITIES
------------------------------

         During 2002 the Company's primary source of funds continues to be cash generated from operations, as shown in the consolidated statements of cash flows. For the period ending March 31, 2002 net cash from operating activities was less than our capital expenditures due to the Company's entrance into the video business.

         During the fourth quarter of 2001, the Company offered an early retirement package to certain eligible employees. Special termination benefits of $320,873 were paid during the first quarter of 2002.

CASH FROM INVESTING ACTIVITIES
------------------------------

         Our capital expenditures totaled $2,989,100 during the three-month period ending March 31, 2002 as compared to $1,936,690 for the corresponding period of 2001. The majority of these expenditures primarily can be attributed to the Company's expansion into the Video business and network upgrades.

          In order to provide the high-quality communications services expected from our customers, the Company continued to aggressively invest in and upgrade its property, plant and equipment. The amount of investment is influenced by demand for services and products, ongoing growth, regulatory commitments and plant refurbishment.

         The majority of the Company's capital expenditures during the quarter were made due to our expansion into digital video services. The Company has been approved to provide Video service in New Jersey and is awaiting approval in New York. Overall, the Company has budgeted over $10 million to be spent on Capital projects in 2002 with approximately 35% slated of this amount for video services. Upon completion of the 2002 Capital program, WVTC will be able to offer competitive Voice, Video and Data services to our ILEC and CLEC customers.

         Bell Atlantic Orange County/Poughkeepsie Limited Partnership is licensed to operate as the wire line licensee in both Orange and Dutchess Counties, New York. The Company's share in the partnership's earnings increased by approximately $437,000 (or 43.0%) to $1,441,000 during the first three months of 2002, compared to $1,004,000 for the corresponding 2001 period

         The Company has a 8.9% ownership interest in Hudson Valley DataNet ("HVDN"), L.L.C.,in return for our initial capital contribution of $1,000,000. HVDN is a competitive telecommunications company that offers high-speed bandwidth throughout the region of Orange, Dutchess and Ulster counties.

         The Company owns a 17.0% interest in Zefcom, L.L.C., a licensed reseller of wireless services. In addition to the initial capital contribution of $1,200,000, the Company has a commitment to contribute another $800,000 to Zefcom, L.L.C. in the form of a promissory note payable on demand.

CASH FROM FINANCING ACTIVITIES
------------------------------

          Dividends declared by the Board of Directors of Warwick Valley Telephone Company were $0.43 per share for the three-month period ending March 31, 2002, compared to $0.41 for the corresponding period in 2001. The total dividends paid through the first quarter of 2002 for common stock by Warwick Valley Telephone Company was $781,824, compared to $745,596 for the same period in 2001. Warwick Valley Telephone Company's dividend policy considers both the expectations and requirements of shareowners and the internal requirements of the company.

OTHER FACTORS:

COMPETITION
-----------

         The Telecommunications Act of 1996 (the "Act") creates a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The markets affected first have been the regional toll areas in New York and New Jersey. Regional toll competition was implemented in New York on January 1, 1997 and in New Jersey in May 1997. The competition in these regional toll areas has had the effect of reducing Warwick's revenues. The reduction in regional toll revenues for the first three months of 2002 was $38,014 (or 16.0%) from $237,344 to $199,330 in New York and $49,577 (or 14.3%)
from $347,529 to $297,952 in New Jersey as compared to the same period in 2001. Under the Act the Company itself can provide competitive local exchange telephone service outside its franchised territory. The Company is currently competing with Citizen's Telecommunications of New York in the Middletown, New York area for local service through access lines. The Company is also reviewing plans to provide limited service in other areas of New York and New Jersey. However, there can be no assurances that the Company will implement any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company's franchise territory.

         On January 10, 2002, the Company's Petition with the New York State Public Service Commission ("NYSPSC") seeking authority to issue unsecured promissory notes (the "Notes") was approved. Similar approval was received from the state of New Jersey Board of Public Utilities ("NJBPUC") on August 8, 2001. The NYSPCS has authorized the Company to issue $18,475,000 of unsecured promissory notes. The proceeds of the Notes will be used to replace existing plant, to refinance existing indebtedness and to purchase equipment used in connection with the Company's new video business. The Company's Video business launch and the issuance of the unsecured notes are anticipated to take place in the 2nd. quarter of 2002.

         The Company has filed a petition with the NYSPSC seeking approval to reorganize its corporate structure in order to create a holding company that would separate its regulated local exchange operations from its deregulated operations. Under this reorganization plan, corporate management and administrative functions would remain at Warwick Valley Telephone Company, proposed to be renamed WVT Communications Inc., which would become the unregulated holding company of a regulated local exchange subsidiary (proposed to be named Warwick Valley Telephone Company) and other unregulated subsidiaries. Before the Company may complete this proposed reorganization plan, it must first obtain the approval of both the NYSPSC and its shareholders. Assuming all approvals are obtained, the Company expects to complete this reorganization by the end of 2002.

         On March 6, 2002 The New Jersey Board of Public Utilities Commission approved the Hometown Online Certificate of Approval (franchise) to operate in Vernon Township. The approval by the NJBPUC now enables the Company to operate as a video provider using a Very high bit Digital Subscriber Line ("VDSL") platform in New Jersey. Hometown Online is currently seeking similar approval in West Milford and Hardyston, New Jersey as well as several municipalities in the state of New York.

FORWARD LOOKING STATEMENTS
--------------------------

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


ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -
-------------------------------------------------------------------

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Not Applicable
-------------------------

ITEM 2. CHANGES IN SECURITIES - Not Applicable
-----------------------------

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Not Applicable
---------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS -
--------------------------------------------------------------

         At the Company's 2002 Annual Meeting of Common Shareholders held on April 26, 2002, Philip S. Demarest, Herbert Gareiss, Jr. and Corinna S. Lewis were elected as directors for three-year terms. The terms of Fred M. Knipp, Howard Conklin, Jr., Robert J. DeValentino, Henry L. Nielsen, Jr., M. Lynn Pike, Wisner H. Buckbee and Joseph E. DeLuca continued after the meeting.

         Matters voted on at the meeting and the results of each vote are as follows:

                                                              For          Against    Withholding Authority
            1.       Set the number of directors at ten       1,262,568    5,333                3,315
                     until the next annual meeting.

                                                              For          Against    Withholding Authority
            2.       Election of directors -                  1,262,568    5,333                3,315

                            Philip S. Demarest                1,260,320                        10,890
                           Herbert Gareiss, Jr.               1,255,131                        10,905
                           Corinna S. Lewis                   1,269,916                        10,890

                                                               For          Against    Withholding Authority
            3.       Ratify the appointment of Bush            1,254,704    954                 15,558
                     and Germain as the independent
                     public accountants of the Company


ITEM 5. OTHER INFORMATION  -
-------------------------

         a)   Election of Officers

              At its reorganizational meeting on April 26, 2002 , the Board of Directors eleced the following persons to the positions set forth opposite their names:

                  Wisner H. Buckbee         Chairman of the Board
                  Henry L. Nielsen, Jr.     Vice Chairman of the Board
                  M. Lynn Pike              President, Chief Executive Officer
                  Philip A. Grybas          Vice President, Chief Financial Officer, Treasurer
                  Herbert Gareiss, Jr.      Vice President, Secretary
                  Larry Drake               Vice President
                  Brenda A. Schadt          Vice President
                  Colleen M. Shannon        Assistant Secretary


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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


                                 Warwick Valley Telephone Company
                                           Registrant



Date 05/15/02                    /s/ Herbert Gareiss, Jr.
                                 Herbert Gareiss, Jr., Vice President, Secretary
                                 (Duly Authorized Officer)



Date 05/15/02                    /s/Philip A. Grybas
                                 Philip A. Grybas, Vice President, Treasurer
                                 (Principal Financial and Chief
                                 Accounting Officer)