Form 10-Q
period 2002-06-30
WARWICK VALLEY TELEPHONE CO
filed 2002-08-14
CIK 104777

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 --------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---
                              EXCHANGE ACT OF 1934

                        For the transition period from       To
                                                       -----

                         Commission file number 0-11174
                                                -------


                        WARWICK VALLEY TELEPHONE COMPANY
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                           New York                                         14-1160510         .
-----------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (IRS Employer Identification No.)


               47 Main Street, Warwick, New York                                10990          .
-----------------------------------------------------------------------------------------------
(Address of principal executive offices)                                     (Zip Code)

Registrants' telephone number, including area code    (845) 986-8080
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

         Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date 1,803,661 common shares, no par value, outstanding at June 30, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        WARWICK VALLEY TELEPHONE COMPANY

                           CONSOLIDATED BALANCE SHEET


                                                            JUNE 30,     DECEMBER 31,
                                                              2002          2001
                                                          -----------   -----------
                                                          (Unaudited)    (Audited)
ASSETS

CURRENT ASSETS:
  Cash                                                    $   484,037   $   580,492
  Accounts receivable-net of reserve for uncollectibles     3,136,319     3,438,192
  Materials and supplies                                    2,808,372     2,271,316
  Prepaid expenses                                            702,824       545,069
                                                          -----------   -----------

TOTAL CURRENT ASSETS                                        7,131,552     6.835,069
                                                          -----------   -----------

NONCURRENT ASSETS:
  Unamortized debt issuance expense                             7,705        10,347
  Other deferred charges                                      105,936       197,492
  Partnerships                                              6,939,467     5,396,802
                                                          -----------   -----------

TOTAL NONCURRENT ASSETS                                     7,053,108     5,604,641
                                                          -----------   -----------
PROPERTY, PLANT & EQUIPMENT:
  Plant in service                                         57,362,804    56,461,551
  Plant under construction                                  6,893,672     4,455,113
                                                          -----------   -----------
                                                           64,256,476    60,916,664
     Less:  Accumulated depreciation                       26,965,773    25,846,794
                                                          -----------   -----------
TOTAL PROPERTY, PLANT & EQUIPMENT                          37,290,703    35,069,870
                                                          -----------   -----------


     TOTAL ASSETS                                         $51,475,363   $47,509,580
                                                          ===========   ===========

                        WARWICK VALLEY TELEPHONE COMPANY

                           CONSOLIDATED BALANCE SHEET

                                                                JUNE 30,       DECEMBER 31,
                                                                  2002            2001
                                                              ------------    ------------
                                                              (Unaudited)       (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                               $  7,900,000    $  6,250,000
  Accounts payable                                               1,381,271       1,918,618
  Advance billing and payments                                     445,571         202,162
  Customer deposits                                                112,355         127,665
  Accrued taxes                                                     49,671          64,801
  Accrued interest                                                  73,654          30,155
  Other accrued expenses                                           358,440         294,362
                                                              ------------    ------------
TOTAL CURRENT LIABILITIES                                       10,320,962       8,887,763
                                                              ------------    ------------


                                                              ------------    ------------
LONG TERM DEBT                                                   4,000,000       4,000,000
                                                              ------------    ------------


DEFERRED CREDITS & OTHER LONG TERM LIABILITIES:
  Accumulated deferred federal income taxes                      2,449,696       2,348,140
  Unamortized investment tax credits                                29,790          46,590
  Other deferred credits                                            82,837          60,203
  Post retirement benefit obligation                             1,270,021       1,270,895
                                                              ------------    ------------
TOTAL DEFERRED CREDITS & OTHER LONG TERM LIABILITIES             3,832,344       3,725,828
                                                              ------------    ------------



STOCKHOLDERS' EQUITY:
  Preferred stock - 5% cumulative; $100 par value;
    Authorized 7,500 shares;
    Issued and outstanding 5,000 shares                            500,000         500,000
  Common stock - no par value;
    Authorized shares:  2,160,000
    Issued 1,994,158 for 6/30/02 and 1,994,080 for 12/31/01      3,475,550       3,471,076
  Retained earnings                                             32,731,307      30,309,713
  Treasury stock at cost, 190,497 shares                        (3,384,800)     (3,384,800)
                                                              ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                                      33,322,057      30,895,989
                                                              ------------    ------------




    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 51,475,363    $ 47,509,580
                                                              ============    ============


   The accompanying notes are an integral part of these financial statements.

Item 1.  Financial Statements

                        WARWICK VALLEY TELEPHONE COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     JUNE 30,                        JUNE 30,
                                              2002             2001          2002              2001
                                         ------------       ---------    ------------       ---------
OPERATING REVENUES:
   Local network service                 $  1,076,603       1,047,362    $  2,271,563       2,166,253
   Network access service                   1,858,146       1,775,004       3,791,665       3,740,439
   Long distance network service              501,769         523,640       1,001,011       1,091,669
   Directory advertising                      316,532         281,988         640,382         562,748
   Long distance sales                        474,936         512,237         952,718       1,040,433
   Internet services                        1,588,313       1,623,926       2,887,698       2,971,462
   Other services and sales                   822,052       1,065,730       1,678,495       2,236,576
                                          ---------------------------    ----------------------------
    Total operating revenues                6,638,351       6,829,887      13,223,532      13,809,580
                                          ---------------------------    ----------------------------


OPERATING EXPENSES:
   Plant specific                           1,068,245         895,726       2,057,322       1,822,318
   Plant non-specific:
     Depreciation & amortization              981,344         958,280       1,937,983       1,920,586
     Other                                    572,318         535,426       1,156,870       1,033,391
   Customer operations                        934,650         989,926       2,041,348       2,166,318
   Corporate operations                       820,125         787,237       1,749,662       1,470,222
   Cost of services and sales                 668,295         609,100       1,009,664       1,183,592
   Property, revenue and payroll taxes        381,318         445,078         727,248         866,915
                                          ---------------------------    ----------------------------

    Total operating expenses                5,426,295       5,220,773      10,680,097      10,463,342
                                          ---------------------------    ----------------------------

     OPERATING INCOME                       1,212,056       1,609,114       2,543,435       3,346,238

OTHER INCOME (EXPENSE)
   Interest expense                          (142,701)       (190,966)       (272,150)       (368,534)
   Interest income                              1,265           3,992           3,514           7,839
   Income from partnerships                 2,009,602       1,387,596       3,392,665       2,395,318
   Other income (expense)                     160,336          74,789         262,621         103,076
                                          ---------------------------    ----------------------------

    Total other income (expense) - net      2,028,502       1,275,411       3,386,650       2,137,699

    INCOME BEFORE TAXES                     3,240,558       2,884,525       5,930,085       5,483,937

FEDERAL INCOME TAXES                        1,052,639         971,738       1,944,844       1,846,538

     NET INCOME                             2,187,919       1,912,787       3,985,241       3,637,399

PREFERRED DIVIDENDS                             6,250           6,250          12,500          12,500
                                          ---------------------------    ----------------------------

  INCOME APPLICABLE TO COMMON STOCK      $  2,181,669       1,906,537    $  3,972,741       3,624,899
                                          ---------------------------    ----------------------------

   NET INCOME PER AVERAGE SHARE OF
    OUTSTANDING COMMON STOCK             $       1.21            1.06    $       2.20            2.01
                                          ===========================    ============================

   CASH DIVIDENDS PAID PER SHARE         $       0.43            0.41    $       0.86            0.84
                                          ===========================    ============================
  AVERAGE SHARES OF COMMON STOCK
    OUTSTANDING                             1,803,661       1,804,251       1,803,642       1,804,251
                                          ===========================    ============================


    The accompanying notes are an integral part of the financial statements.

                        WARWICK VALLEY TELEPHONE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                        2002          2001
                                                                    -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                                   $ 3,985,241      3,637,399
       Adjustments to reconcile net income to net cash
        Provided by operating activities:
         Depreciation and amortization                                1,937,983      1,920,586
         Deferred income tax and investment tax credit                  107,390        242,963
         Interest charged to construction                              (198,658)      (106,013)
         Income from partnerships                                    (3,392,665)    (2,369,234)

Change in assets and liabilities:
       (Increase) Decrease in accounts receivable                       301,873         53,064
       (Increase) Decrease in materials and supplies                   (537,056)    (1,069,671)
       (Increase) Decrease in prepaid expenses                         (157,755)      (777,548)
       (Increase) Decrease in deferred charges                           91,556         38,894
       Increase (Decrease) in accounts payable                         (537,347)      (503,377)
       Increase (Decrease) in customers' deposits                       (15,310)         1,567
       Increase (Decrease) in advance billing and payment               243,409       (116,064)
       Increase (Decrease) in accrued expenses                           28,369         40,203
       Increase (Decrease) in post retirement benefits obligation          (874)             0
       Increase (Decrease) in other liabilities                          64,079       (173,573)
                                                                    -----------    -----------

Net cash provided by operating activities                             1,920,235        819,196
                                                                    -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
       Purchase of property, plant and equipment                     (4,156,173)    (3,337,064)
       Interest charged to construction                                 198,658        106,013
       Distributions from partnerships                                2,250,000      3,000,000
       Capital contributions to partnerships                           (400,000)             0
                                                                    -----------    -----------

Net cash used in investing activities                                (2,107,515)      (231,051)
                                                                    -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
       Increase (Decrease) in notes payable                           1,650,000      1,100,000
       Sale of common stock                                               4,473         17,284
       Dividends                                                     (1,563,648)    (1,527,358)
                                                                    -----------    -----------

Net cash provided by (used in) financing activities                      90,825       (410,074)
                                                                    -----------    -----------

Increase (Decrease) in cash and cash equivalents                        (96,455)       178,071

Cash and cash equivalents at beginning of period                        580,492        738,495
                                                                    -----------    -----------

Cash and cash equivalents at the end of period                      $   484,037        916,566
                                                                    ===========    ===========


    The accompanying notes are an integral part of the financial statements.

Item 1.  Financial Statements

                        WARWICK VALLEY TELEPHONE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 will have no impact on our results of operation or our financial position.

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

NOTE 5:  EARNINGS PER SHARE

         Earnings per share are based on the average number of shares outstanding of 1,803,642 and 1,804,251 for the six-months ending June 30, 2002 and 2001, respectively.

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

         The wireline segment provides landline telecommunications services, including local, network access and long distance services, messaging, and sells customer premise, private business exchange equipment and yellow and white pages advertising and electronic publishing.

         The Internet segment provides high speed and dial up internet services, help desk operations, and video over VDSL.

NOTE 7:  INVENTORY
         Inventories are carried at average original cost except that specific costs are used in the case of large individual items. As of June 30, 2002 and December 31, 2001, the Material and Supplies inventory consisted of the following:

                                                             2002           2001
                                                         -------------- -------------
    Inventory for outside plant                                594,244       653,245
    Inventory for inside plant                               1,790,642     1,157,445
    Inventory for online plant                                 114,866       204,565
    Inventory of equipment held for sale or lease              252,410       256,061
    Inventory of Video equipment                                56,210             0
                                                         -------------- -------------

                                                             2,808,372     2,271,316
                                                         ============== =============

NOTE 8:  INVESTMENTS

         The "Company" has a 7.5% investment interest in the Bell Atlantic Orange County/Poughkeepsie Limited Partnership (O/P) which is accounted for under the equity method. The majority owner in the partnership has informed the Company that its interest will be transferred to Verizon Wireless of the East L.P. The transaction is expected to close on August 15, 2002 subject to shareholder approval and other customary conditions. It is not anticipated that the transfer will have any significant impact on O/P's financial condition, operations or structure as it relates to its partners. After the closing of the transaction, Verizon Wireless of the East L.P. will become the general partner of O/P.

          The partnership is individually significant as defined by applicable SEC regulations. The following summarizes the income statement (unaudited) of the investee:

                          Six months ended June 30,
                                   (000's)

                                           2002          2001
                                        ------------ --------------
           Net sales                         51,007         36,615
           Costs & expenses
             Cellular service cost            6,574          5,794
             Operating expenses               3,063          2,887
                                        ------------ --------------
                                              9,637          8,681

           Net operating income              41,370         27,934
           Other income                         719            794
                                        ------------ --------------

           Net income                        42,089         28,728
                                        ============ ==============

           WVT income share                   3,157          2,155
                                        ============ ==============

         Partnership financial statements are typically received well after the Company's books are closed. Consequently, the Company relies upon Partnership income estimates (as well as its own estimates) in order to close the Company's books on a timely basis. Historically, differences between conservatively booked revenue and subsequent Partnership reported income have been minor. The Company typically treats such differences as a timing difference with adjustments taking place immediately in the next financial period. In late July, the Company received information that the partnership results for the second quarter were better than expected. As a result, $356,000 in additional income has been booked and is reflected in June results. Additionally Partnership year to date income also includes a true-up of 2001 income based upon O/P's final audited results.

NOTE 9:  POOLING

         Each year the Company receives a true-up payment from the National Exchange Carrier Association ("NECA") for Local Switching Support associated with Universal Service Administrative Co-op. This year the Company received an amount which was considered excessive as compared to previous true-ups. The Company is currently in the process of reviewing the NECA calculations. As a result the Company has not recognized $452,671 as revenue and has booked this amount as a liability in Advanced Billing and Payment until the review has been completed.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEWS:  RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2002 -


NET INCOME

          The Company's net income from all sources increased $347,842 (or 9.6%) to $3,985,241 for the six-month period ended June 30, 2002, as compared to an increase of $724,098 to $3,637,399 for the corresponding period in 2001.

Net income for the six month period ending June 30, 2002:

                                                                                  Intercompany      Consolidated
                                                    Telephone       Internet      Elimination          Total
                                                  --------------- ------------- ----------------- -----------------
            Operating revenues                        11,465,222     2,887,698       (1,129,388)        13,223,532
            Operating expenses                         9,234,661     2,574,824       (1,129,388)        10,680,097
            Other income (expenses)                    3,384,919         1,731                           3,386,650
            Federal income taxes                       1,860,188        84,656                           1,944,844
                                                  --------------- ------------- ----------------- -----------------
            Net income                                 3,755,292       229,949                           3,985,241
                                                  =============== ============= ================= =================

Net income for the six month period ending June 30, 2001:

                                                                                  Intercompany       Consolidated
                                                    Telephone      Internet        Elimination          Total
                                                  -------------- -------------- ------------------ -----------------
            Operating revenues                       11,752,958      2,971,462          (914,840)        13,809,580
            Operating expenses                        8,747,149      2,631,033          (914,840)        10,463,342
            Other income (expenses)                   2,134,119          3,580                            2,137,699
            Federal income taxes                      1,729,575        116,963                            1,846,538
                                                  -------------- -------------- ------------------ -----------------
            Net income                                3,410,353        227,046                            3,637,399
                                                  ============== ============== ================== =================

         The Company's 2002 net income results were affected by a decrease in revenue from two sources, Reciprocal Compensation ("RC") and Internet Services, by a substantial increase in Orange/Poughkeepsie (O/P) Partnership income and by the events of the WorldCom bankruptcy. The Company at the end of the second quarter was owed $244,888 by WorldCom/MCI for connecting MCI customers with MCI. This entire amount has been booked to the Reserve for Bad Debt and is reflected in the quarter's results under Other Services and Sales. The Company will reserve WorldCom revenue until the court clarifies the Company's standing as a creditor. RC revenue decreased by 68% over the prior year due primarily to an FCC order (FCC 01-131) reaffirming that dial-up Internet Service Provider ("ISP) traffic is interstate and thus not subject to RC. In the order, the FCC established a phase-down approach over several years. This phase down solution allows for compensation for "ISP"-bound traffic to gradually decline. The impact of the downward trend is now being felt. It is expected that RC revenue will continue its downward trend until the phase out is complete in 2003. Internet service has decreased primarily due to dial-up customer migration to competitors who are able to provide DSL services in areas where WVTC cannot. Where WVTC is the franchised local telephone carrier and able to provide fast Internet, our DSL penetration continues to grow and customer retention remains strong.

REVENUE

         Operating revenues decreased by $586,048 (or 4.2%) to $13,223,532 for the six-month period ended June 30, 2002 as compared to $13,809,580 for the corresponding period of 2001. The change in operating revenues was primarily the result of decreases of $571,988 (or 68.0%) in Reciprocal Compensation, and $87,715 (0r 8.4%) in long distance sales during the period as compared to the same six-month period of 2001. Also contributing to the decrease is flat access line growth which is due in part to the loss of second lines when dial-up Internet customers switch to DSL.

For the six month period ending June 30, 2002:


                                                                      Intercompany      Consolidated
                                        Telephone       Internet      Elimination          Total
                                      --------------- ------------- ----------------- -----------------
Revenues From:
Local network services                     2,271,563                                         2,271,563
Network access revenues                    4,921,053                     (1,129,388)         3,791,665
Long distance network service              1,001,011                                         1,001,011
Directory advertising                        640,382                                           640,382
Long distance sales                          952,718                                           952,718
Internet services                                        2,887,698                           2,887,698
Other services and sales                   1,678,495                                         1,678,495
                                      --------------- ------------- ----------------- -----------------
Total operating revenues                  11,465,222     2,887,698       (1,129,388)        13,223,532
                                      =============== ============= ================= =================

For the six month period ending June 30, 2001:


                                                                       Intercompany     Consolidated
                                         Telephone      Internet       Elimination          Total
                                       -------------- -------------- ----------------- ----------------
Revenues From:
Local network services                     2,166,252                                         2,166,252
Network access revenues                    4,655,279                        (914,840)        3,740,439
Long distance network service              1,091,669                                         1,091,669
Directory advertising                        562,748                                           562,748
Long distance sales                        1,040,433                                         1,040,433
Internet services                                         2,971,462                          2,971,462
Other services and sales                   2,236,577                                         2,236,577
                                       -------------- -------------- ----------------- ----------------
Total operating revenues                  11,752,958      2,971,462         (914,840)       13,809,580
                                       ============== ============== ================= ================

         Long Distance revenues continue to show decreases due primarily to intense competition from other long distance carriers as well as wireless providers. Directory advertising has increased 13.8% over the prior period primarily due to efficiencies gained by full incorporation of the majority of the directory production process in house thereby resulting in successful solicitation/retention of customers.

         Competitive local exchange (CLEC) services and full inter-exchange Long Distance service are provided by WVTC in selected areas outside of its own servicing territory. CLEC revenues are generated by providing local service to customers located in certain Frontier - a Citizens Communications Company - and Sprint areas giving the customer a choice of service providers. CLEC revenue during the quarter increased 48% (excluding reciprocal compensation) over the same period last year.

EXPENSE

         Operating expenses are 2% over 2001 due in large part to the impact of the WorldCom bankruptcy. The elimination of Operator Services, lower trunkline costs and access charges have reduced costs somewhat, but these decreases were slightly offset by increases in Plant and Corporate Operations due to the rollout of our Video product.

For the six month period ending June 30, 2002:

Expenses From:                                                               Intercompany       Consolidated
                                             Telephone        Internet       Elimination           Total
                                           --------------- --------------- ----------------- -------------------
Plant specific                                  2,045,161          12,161                             2,057,322
Plant non-specific:
  Depreciation                                  1,530,805         407,178                             1,937,983
  Other                                           530,069         626,801                             1,156,870
Customer operations                             1,963,481          77,867                             2,041,348
Corporate operations                            1,740,483           9,179                             1,749,662
Cost of services and sales                        773,405       1,365,647       (1,129,388)           1,009,664
Property, revenue and payroll tax                 651,257          75,991                               727,248
                                           --------------- --------------- ----------------- -------------------
Total operating expenses                        9,234,661       2,574,824       (1,129,388)          10,680,097
                                           =============== =============== ================= ===================

   For the six month period ending June 30, 2001:

   Expenses From:                                                             Intercompany      Consolidated
                                              Telephone        Internet       Elimination           Total
                                           ---------------- --------------- ----------------- ------------------
   Plant specific                                1,819,990           2,328                            1,822,318
   Plant non-specific:
     Depreciation                                1,532,197         388,389                            1,920,586
     Other                                         478,699         554,692                            1,033,391
   Customer operations                           2,034,433         131,885                            2,166,318
   Corporate operations                          1,463,488           6,734                            1,470,222
   Cost of services and sales                      687,464       1,410,968         (914,840)          1,183,592
   Property, revenue and payroll tax               730,878         136,037                              866,915
                                           ---------------- --------------- ----------------- ------------------
   Total operating expenses                      8,747,149       2,631,033         (914,840)         10,463,342
                                           ================ =============== ================= ==================


OTHER INCOME AND EXPENSE

         Other income and expenses increased by $1,248,951 (or 58.4%) from $2,137,699 in the six-month period ended June 30, 2001 to $3,386,650 in the corresponding period of 2002 primarily due to the increase in income from the Orange/Poughkeepsie partnership. During the second quarter, the partnership earnings increased 46.5% over the same period last year. O/P call volume was the primary factor for the year over year increase but it should be noted that there is no guarantee of increased call volume for the rest of the year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $484,036 of cash and cash equivalents available at June 30, 2002. The Company has lines of credit with two banks totaling $10,000,000 of which $2,100,000 remained unused at June 30, 2002. $2,500,000 of the total line of credit is at a variable lending rate and borrowings are on a demand basis without restrictions.

CASH FROM OPERATING ACTIVITIES

         During 2002 the Company's primary source of funds continues to be cash generated from operations, as shown in the consolidated statements of cash flows. For the period ending June 30, 2002 net cash from operating activities was less than our capital expenditures due to the Company's entrance into the video business.


CASH FROM INVESTING ACTIVITIES

         Capital expenditures totaled $4,156,174 during the six-month period ending June 30, 2002 as compared to $3,337,064 for the corresponding period of 2001. The majority of these expenditures primarily can be attributed to the Company's expansion into the Video business and network upgrades.

          In order to provide the high-quality communications services expected from our customers, the Company continued to aggressively invest in and upgrade its property, plant and equipment. The amount of investment is influenced by demand for services and products, ongoing growth, regulatory commitments and plant refurbishment.

         A significant amount of the Company's capital expenditures during the quarter was due to the result of our expansion into digital video services. The Company has been approved to provide Video service in New Jersey and just recently in New York. Overall, the company has budgeted over $10 million to be spent on Capital projects in 2002 with approximately 35% of this amount slated for video services. Upon completion of the 2002 Capital program, WVTC will be able to offer competitive Voice, Video and Data services to approximately 28% of our ILEC and CLEC customers.

         Bell Atlantic Orange County/Poughkeepsie Limited Partnership is licensed to operate as the wire line licensee in both Orange and Dutchess Counties, New York. The Company's share in the partnership's earnings increased by approximately $1,002,000 (or 46.5%) to $3,157,000 during the first six months of 2002, compared to $2,155,000 for the corresponding 2001 period.

         The Company has a 8.9% ownership interest in Hudson Valley DataNet ("HVDN"), L.L.C., in return for its initial capital contribution of $1,000,000. HVDN is a competitive telecommunications company that offers high-speed bandwidth throughout the region of Orange, Dutchess and Ulster counties. HVDN management reported in June the achievement of positive cash flow.

         The Company owns a 17.0% interest in Zefcom,("Zefcom"), L.L.C., a licensed reseller of wireless services. As of June 30, 2002 the Company had made capital contributions of $1,600,000 to Zefcom. The Company had a commitment to contribute another $400,000 to Zefcom in the form of a promissory note payable on demand. This commitment was fulfilled in August 2002 making the Company's total capital contribution to Zefcom $2,000,000.

CASH FROM FINANCING ACTIVITIES

          Dividends declared by the Board of Directors of Warwick Valley Telephone Company were $0.43 per share for the three-month period ending June 30, 2002, compared to $0.41 for the corresponding period in 2001. The total dividends paid through the second quarter of 2002 for common stock by Warwick Valley Telephone Company were $1,551,148, compared to $1,514,858 for the same period in 2001. Warwick Valley Telephone Company's dividend policy considers both the expectations and requirements of shareowners and the internal requirements of the company.


OVERVIEWS:  RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2002 -

NET INCOME

          The Company's net income from all sources increased $275,132 (or 14.4%) to $2,187,919 for the three-month period ended June 30, 2002, as compared to an increase of $420,450 to $1,912,787 for the corresponding period in 2001.

            Net income for the three month period ending June 30, 2002:

                                                                     Intercompany     Consolidated
                                        Telephone      Internet      Elimination          Total
                                      -------------- ------------- ----------------- ----------------
Operating revenues                        5,557,566     1,588,313         (507,528)        6,638,351
Operating expenses                        4,656,230     1,277,593         (507,528)        5,426,295
Other income (expenses)                   2,027,634           868                          2,028,502
Federal income taxes                        950,980       101,659                          1,052,639
                                      -------------- ------------- ----------------- ----------------
Net income                                1,977,990       209,929                          2,187,919
                                      ============== ============= ================= ================

            Net income for the three month period ending June 30, 2001:

                                                                     Intercompany      Consolidated
                                       Telephone      Internet       Elimination           Total
                                      ------------- ------------- ------------------- ----------------
Operating revenues                       5,663,668     1,623,926           (457,707)        6,829,887
Operating expenses                       4,359,745     1,318,735           (457,707)        5,220,773
Other income (expenses)                  1,273,334         2,077                            1,275,411
Federal income taxes                       867,267       104,471                              971,738
                                      ------------- ------------- ------------------- ----------------
Net income                               1,709,990       202,797                            1,912,787
                                      ============= ============= =================== ================

         The Company's net income growth was affected by a decrease in revenue from two sources, Reciprocal Compensation ("RC") and Internet Service revenue and by an increase in Orange/Poughkeepsie (O/P) Partnership income. RC revenue decreased by 68% over the prior year due primarily to an FCC order (FCC 01-131) reaffirming that dial-up Internet Service Provider ("ISP") traffic is interstate and thus not subject to RC. In the order, the FCC established a phase-down approach over several years. This phase down solution allows for compensation for "ISP"-bound traffic to gradually decline. The impact of the downward trend is now being felt. When comparing second Quarter 2002 over second Quarter 2001, there has been a 86.8% decline in RC revenue. It is expected that RC revenue will continue its downward trend until the phase out is complete in 2003. Internet service has decreased primarily due to dial up customer migration to competitors who are able to provide DSL services in areas where Warwick cannot. Where WVTC is the franchised local telephone carrier and able to provide fast Internet, our DSL penetration continues to grow and customer retention remains strong.

REVENUE

Operating revenues decreased by $191,536 (or 2.8%) to $6,638,351 for the three-month period ended June 30, 2002 as compared to $6,829,887 for the corresponding period of 2001. The change in operating revenues was primarily the result of decreases of $123,208 (or 30.2%) in reciprocal compensation and $37,301 (0r 7.3%) in long distance sales during the period as compared to the same three-month period of 2001.

For the three month period ending June 30, 2002:

Revenues From:                                                        Intercompany     Consolidated
                                       Telephone       Internet       Elimination          Total
                                      ------------- --------------- ----------------- ----------------
Local network services                   1,076,602                                          1,076,602
Network access revenues                  2.365,674                         (507,528)        1,858,146
Long distance network service              501,769                                            501,769
Directory advertising                      316,533                                            316,533
Long distance sales                        474,936                                            474,936
Internet services                                        1,588,313                          1,588,313
Other services and sales                   822,052                                            822,052
                                      ------------- --------------- ----------------- ----------------
Total operating revenues                 5,557,566       1,588,313         (507,528)        6,638,351
                                      ============= =============== ================= ================

For the three month period ending June 30, 2001:

Revenues From:                                                         Intercompany     Consolidated
                                        Telephone       Internet       Elimination          Total
                                       ------------- --------------- ----------------- ----------------
Local network services                    1,047,361                                          1,047,361
Network access revenues                   2,232,711                         (457,707)        1,775,004
Long distance network service               523,640                                            523,640
Directory advertising                       281,988                                            281,988
Long distance sales                         512,237                                            512,237
Internet services                                         1,623,926                          1,623,926
Other services and sales                  1,065,731                                          1,065,731
                                       ------------- --------------- ----------------- ----------------
Total operating revenues                  5,663,668       1,623,916         (457,707)        6,829,887
                                       ============= =============== ================= ================

         Operating revenues decreased over the prior year due to flat access line growth. Overall, Long Distance revenues continue to show decreases due primarily to intense competition as well as customers' use of cell phones as a substitute for wireline long distance service. Directory production process has increased 12.3% over the prior period primarily due to efficiencies gained by full incorporation of our sales force in house and successful solicitation/retention of customers.

         Competitive local exchange (CLEC) services and full inter-exchange Long Distance service are provided by WVTC in selected areas outside of its own servicing territory. CLEC revenues are generated by providing local service to customers located in certain Frontier - a Citizens Communications Company - and Sprint areas giving the customer a choice of service providers. CLEC revenue during the quarter increased 43.2% (excluding reciprocal compensation) over the same period last year.

EXPENSE

         Operating expenses grew 2% over 2001 due in large part to the impact of the WorldCom bankruptcy. The elimination of Operator Services, lower trunkline costs and access charges have reduced costs somewhat, but these decreases were slightly offset by increases in Plant and Corporate Operations due to the rollout of our Video product.

For the three month period ending June 30, 2002:

Expenses From:                                                             Intercompany      Consolidated
                                           Telephone        Internet       Elimination          Total
                                         --------------- --------------- ----------------- -----------------
Plant specific                                1,064,839           3,406                           1,068,245
Plant non-specific:
  Depreciation                                  770,253         211,091                             981,344
  Other                                         257,235         315,083                             572,318
Customer operations                             917,728          16,922                             934,650
Corporate operations                            815,123           5,002                             820,125
Cost of services and sales                      513,219         662,604         (507,528)           668,295
Property, revenue and payroll tax               317,834          63,484                             381,318
                                         --------------- --------------- ----------------- -----------------
Total operating expenses                      4,656,231       1,277,592         (507,528)         5,426,295
                                         =============== =============== ================= =================

For the three month period ending June 30, 2001:

Expenses From:                                                             Intercompany      Consolidated
                                           Telephone        Internet       Elimination          Total
                                        ---------------- --------------- ----------------- -----------------
Plant specific                                  894,284           1,442                             895,726
Plant non-specific:
  Depreciation                                  771,856         186,424                             958,280
  Other                                         257,965         277,461                             535,426
Customer operations                             941,822          48,104                             989,926
Corporate operations                            783,645           3,592                             787,237
Cost of services and sales                      345,498         721,309         (457,707)           609,100
Property, revenue and payroll tax               364,946          80,132                             445,078
                                        ---------------- --------------- ----------------- -----------------
Total operating expenses                      4,360,016       1,318,464         (457,707)         5,220,773
                                        ================ =============== ================= =================

OTHER INCOME AND EXPENSE

         Other income and expenses increased by $753,091 (or 59.1%) to $2,028,502 in the three-month period ended June 30, 2002 from $1,275,411 in the corresponding period of 2001 primarily due to the increase in income from the Orange/Poughkeepsie partnership, which grew by approximately $1,717,000 to $3,157,000. During the second quarter, the partnership earnings increased 49.2% over the same period last year. The earnings increase is due primarily to stronger than expected call volume. There is no guarantee that call volume will remain strong and that significant year over year increases will continue.


OTHER FACTORS:

COMPETITION

         The Telecommunications Act of 1996 (the "Act") creates a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The markets affected first have been the regional toll areas in New York and New Jersey. Regional toll competition was implemented in New York on January 1, 1997 and in New Jersey in May 1997. The competition in these regional toll areas has had the effect of reducing Warwick's revenues. The reduction in regional toll revenues for the first six months of 2002 was $59,840 (or 13.1%) from $456,975 to $397,135 in New York and $73,182 (or 10.9%) from
$670,641 to $597,459 in New Jersey as compared to the same period in 2001. Under the Act the Company itself can provide competitive local exchange telephone service outside its franchised territory. The Company is currently competing with Citizen's Telecommunications of New York in the Middletown, New York area for local service through access lines. The Company is also reviewing plans to provide limited service in other areas of New York and New Jersey. However, there can be no assurances that the Company will implement any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company's franchise territory. How and whether the WorldCom bankruptcy will affect competition and the competition policies of the federal and state governments is unclear at this time.

REGULATION

         On January 10, 2002, the Company's Petition with the New York State Public Service Commission ("NYSPSC") seeking authority to issue unsecured promissory notes (the "Notes") was approved. Similar approval was received from the state of New Jersey Board of Public Utilities ("NJBPUC") on August 8, 2001. The NYSPCS has authorized the Company to issue $18,475,000 of unsecured promissory notes. The proceeds of the Notes will be used to replace existing plant, to refinance existing indebtedness and to purchase equipment used in connection with the Company's new video business. The Company has launched its Video business in New Jersey and is preparing for an August launch in New York. The issuance of the unsecured notes is anticipated to take place in the third quarter of 2002.

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

         The New York Public Service Commission approved the Hometown Online Certificate of Approval (franchise) to operate in the Village of Warwick, New York. The approval by the NYSPSC now enables the Company to operate as a video provider using a Very high bit Digital Subscriber Line ("VDSL") platform in New York.

         Under the Investment Company Act a company can be an "investment company" if more than 40% of its assets consist of "investment securities." Included in the definition of investment securities are the securities of issuers in which the company owns an interest of less than 50%. Although WVTC is the sole owner of several companies, it owns less than a majority interest in Hudson Valley DataNet, L.L.C., Zefcom, L.L.C. and the Orange County-Poughkeepsie Partnership. Determining whether more than 40% of WVTC's assets consist of its interests in these less-than-majority-owned companies is difficult, because the Investment Company Act does not fix a clear procedure for calculating their value.

         The amount which WVTC has paid for its interest in the O/P Partnership and the other similar interests as of June 30, 2002 totals only $2,850,000, which is clearly less than 40% of WVTC's assets. However, because the income received by WVTC from the O/P Partnership is substantial, the value of WVTC's interest could be significantly greater than the amount WVTC paid for it. As a result, the value of WVTC's interest in the Partnership and the other similar interests could, by some methods of valuation, exceed 40% of WVTC's assets. Registering as an investment company would impose many duties on WVTC that could not practically be combined with its activities as a telecommunications company, and restructuring its holdings to avoid the 40% limit would also be impractical for WVTC and, in the view of management, unnecessary to fulfill the purposes of the Investment Company Act. WVTC considers itself to be a telecommunications company and not an investment company and does not hold itself out as an investment company. It will, therefore, apply to the Securities and Exchange Commission (the "SEC") for a determination, under Section 3(b)(2) of the Investment Company Act, that it is not an investment company because it is primarily engaged in the telecommunications business. The SEC is not required to grant this relief. WVTC has not determined how it would restructure its holdings of non-majority interests in companies if relief were not granted.

FORWARD LOOKING STATEMENTS

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


ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -

          The Company does not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes. The Company's only assets exposed to market risk are its interest bearing bank accounts, into which the Company deposits its excess operating funds on a daily basis. The Company's mortgage liabilities currently bear interest at a fixed rates. If the Company refinances its liabilities when they mature the nature and amount of the applicable interest rate or rates will be determined at that time. The Company also has a line of credit which accrues interest at 0.75% below the prime rate. On May 1, 2000 the Company repaid its $3,000,000 Series I bond with short-term borrowing. The Company has the option of renewing such short-term borrowing every thirty, sixty or ninety days at prime rate or LIBOR rate plus 1.75%. While the LIBOR rate has been very favorable of late, there is no guarantee that such rates will continue. The interest rates on the Company's $18.475 million term loan will vary based upon the Company's total leverage ratio and several interest rate options, such as LIBOR or a long term fixed rate, among others.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Not Applicable


ITEM 2. CHANGES IN SECURITIES - Not Applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES -- Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS --


ITEM 5. OTHER INFORMATION  -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

         99.1 Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by M. Lynn Pike.

         99.2 Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Philip A. Grybas.

         b) Reports on Form 8-K -- Form 8-K reporting date: May 11, 2001.
            Item Reported -- Item 5. Other Events and Regulation FD. Disclosure:
            The Company filed a petition with the New York Public Service Commission seeking approval to reorganize its corporate structure in order to create a holding company that would separate its regulated local exchange operations from its deregulated operations.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Warwick Valley Telephone Company
                                       Registrant



Date 08/15/02            /S/ M. Lynn Pike
                                   M. Lynn Pike, President
                                                (Chief Executive Officer)



Date 08/15/02            /S/Philip A. Grybas
                                   Philip A. Grybas, Vice President, Treasurer
                                   (Principal Financial and Chief
                                                 Accounting Officer)