Form 10-Q
period 2002-09-30
WARWICK VALLEY TELEPHONE CO
filed 2002-11-15
CIK 104777

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

     __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the transition period from _____ To

                         Commission file number 0-11174


                        WARWICK VALLEY TELEPHONE COMPANY
             (Exact name of registrant as specified in its charter)

                New York                                 14-1160510
     (State or other jurisdiction                      (IRS Employer
   of incorporation or organization)                 Identification No.)


   47 Main Street, Warwick, New York                       10990
(Address of principal executive offices)                 (Zip Code)

Registrants' telephone number, including area code    (845) 986-8080

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

      Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date 1,803,662 common shares, no par value, outstanding at September 30, 2002.

                                INDEX TO FORM 10Q

PART 1  -  FINANCIAL INFORMATION

Item 1.      Financial Statements
                Consolidated Balance Sheets as of 9/30/02 (Unaudited) and 12/31/01.
                Consolidated Statement of Income for the Three and Nine Months ended 9/30/02 (Unaudited).
                Consolidated Statement of Cash Flows for the Nine Months ended 9/30/02 (Unaudited) and 09/30/01.
                Notes to Consolidated Financial Statements (Unaudited).

Item 2.      Managements' Discussion and Analysis of Financial Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.

Item 4.      Controls and Procedures.

PART 2 -   OTHER INFORMATION

Item 1.      Legal Proceedings.

Item 2.      Changes in Securities.

Item 3.      Defaults Upon Senior Securities.

Item 4.      Submission of Matters to  Vote of Securities Holders.

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form  8-K.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                        WARWICK VALLEY TELEPHONE COMPANY

                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)

                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                  2002              2001
                                                                 -------          -------
                                                               (Unaudited)        (Audited)
ASSETS
CURRENT ASSETS:
  Cash                                                           $   887          $   581
  Accounts receivable-net of reserve for uncollectibles            3,680            3,438
  Materials and supplies                                           2,097            2,271
  Prepaid expenses                                                   549              545
                                                                 -------          -------
TOTAL CURRENT ASSETS                                               7,213            6,835
                                                                 -------          -------
NONCURRENT ASSETS:
  Unamortized debt issuance expense                                    6               10
  Other deferred charges                                              65              197
  Partnerships/Telecommunications business investments             7,484            5,398
                                                                 -------          -------
TOTAL NONCURRENT ASSETS                                            7,555            5,605
                                                                 -------          -------
PROPERTY, PLANT & EQUIPMENT:
  Plant in service                                                60,464           56,462
  Plant under construction                                         5,371            4,455
                                                                 -------          -------
                                                                  65,835           60,917
     Less:  Accumulated depreciation                              27,947           25,847
                                                                 -------          -------
TOTAL PROPERTY, PLANT & EQUIPMENT                                 37,888           35,070
                                                                 -------          -------
     TOTAL ASSETS                                                $52,656          $47,510
                                                                 =======          =======

                        WARWICK VALLEY TELEPHONE COMPANY

                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)

                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                       2002               2001
                                                                     --------           --------
                                                                    (Unaudited)        (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                      $  6,700           $  6,250
  Accounts payable                                                        855              1,919
  Advance billing and payments                                            509                202
  Customer deposits                                                       115                128
  Accrued taxes                                                           161                 65
  Accrued interest                                                         74                 30
  Other accrued expenses                                                  553                294
                                                                     --------           --------
TOTAL CURRENT LIABILITIES                                               8,967              8,888
                                                                     --------           --------

                                                                     --------           --------
LONG TERM DEBT                                                          4,000              4,000
                                                                     --------           --------
DEFERRED CREDITS & OTHER LONG TERM LIABILITIES:
  Accumulated deferred federal income taxes                             3,577              2,348
  Unamortized investment tax credits                                       21                 47
  Other deferred credits                                                   83                 60
  Post retirement benefit obligation                                    1,267              1,271
                                                                     --------           --------
TOTAL DEFERRED CREDITS & OTHER LONG TERM LIABILITIES                    4,948              3,726
                                                                     --------           --------
STOCKHOLDERS' EQUITY:
  Preferred stock - 5% cumulative; $100 par value;
    Authorized 7,500 shares;
    Issued and outstanding 5,000 shares                                   500                500
  Common stock - no par value;
    Authorized shares:  2,160,000
    Issued 1,994,159 for 9/30/02 and 1,994,080 for 12/31/01             3,476              3,471
  Retained earnings                                                    34,150             30,310
  Treasury stock at cost, 190,497 shares                               (3,385)            (3,385)
                                                                     --------           --------
TOTAL STOCKHOLDERS' EQUITY                                             34,741             30,896
                                                                     --------           --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 52,656           $ 47,510
                                                                     ========           ========

   The accompanying notes are an integral part of these financial statements.

Item 1. Financial Statements

                        WARWICK VALLEY TELEPHONE COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)
                                ($ in thousands)

                                                       THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                          SEPTEMBER 30,                               SEPTEMBER 30,
                                                ---------------------------------           ---------------------------------
                                                   2002                  2001                  2002                  2001
                                                -----------           -----------           -----------           -----------
OPERATING REVENUES:
   Local network service                        $     1,187           $     1,079           $     3,458           $     3,245
   Network access service                             2,187                 1,851                 5,979                 5,592
   Long distance network service                        513                   535                 1,514                 1,627
   Directory advertising                                343                   308                   984                   871
   Long distance sales                                  505                   531                 1,458                 1,571
   Internet services                                  1,591                 1,584                 4,479                 4,556
   Other services and sales                             669                   979                 2,347                 3,215
                                                -----------           -----------           -----------           -----------
    Total operating revenues                          6,995                 6,867                20,219                20,677
                                                -----------           -----------           -----------           -----------
OPERATING EXPENSES:
   Plant specific                                     1,087                   782                 3,144                 2,604
   Plant non-specific:
     Depreciation & amortization                        996                   900                 2,934                 2,820
     Other                                              483                   520                 1,640                 1,554
   Customer operations                                  969                 1,149                 3,010                 3,315
   Corporate operations                                 842                   707                 2,592                 2,178
   Cost of services and sales                           657                   413                 1,667                 1,597
   Property, revenue and payroll taxes                  425                   347                 1,153                 1,213
                                                -----------           -----------           -----------           -----------
    Total operating expenses                          5,459                 4,818                16,140                15,281
                                                -----------           -----------           -----------           -----------
     OPERATING INCOME                                 1,536                 2,049                 4,079                 5,396
OTHER INCOME (EXPENSE)
   Interest expense                                    (153)                 (145)                 (425)                 (513)
   Interest income                                        0                     3                     4                    11
   Income from partnerships                           2,019                 1,171                 5,412                 3,566
   Other income (expense)                                 2                    70                   264                   173
                                                -----------           -----------           -----------           -----------
    Total other income (expense) - net                1,868                 1,099                 5,255                 3,237
    INCOME BEFORE TAXES                               3,404                 3,148                 9,334                 8,633
FEDERAL INCOME TAXES                                  1,203                 1,061                 3,148                 2,907
     NET INCOME                                       2,201                 2,087                 6,186                 5,726
PREFERRED DIVIDENDS                                       6                     6                    19                    19
                                                -----------           -----------           -----------           -----------
  INCOME APPLICABLE TO COMMON STOCK             $     2,195           $     2,081           $     6,167           $     5,707
                                                -----------           -----------           -----------           -----------
   NET INCOME PER AVERAGE SHARE OF
    OUTSTANDING COMMON STOCK                    $      1.22           $      1.15           $      3.42           $      3.16
                                                ===========           ===========           ===========           ===========
   CASH DIVIDENDS PAID PER SHARE                $       .43           $       .43           $      1.29           $      1.27
                                                ===========           ===========           ===========           ===========
  AVERAGE SHARES OF COMMON STOCK
    OUTSTANDING                                   1,803,662             1,804,251             1,803,653             1,804,251
                                                ===========           ===========           ===========           ===========

    The accompanying notes are an integral part of the financial statements.

                        WARWICK VALLEY TELEPHONE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)
                                ($ in thousands)

                                                                            2002               2001
                                                                           -------           -------
CASH FLOW FROM OPERATING ACTIVITIES:
       Net Income                                                          $ 6,186           $ 5,724
       Adjustments to reconcile net income to net cash
        Provided by operating activities:
         Depreciation and amortization                                       2,935             2,820
         Deferred income tax and investment tax credit                       1,225               429
         Interest charged to construction                                     (257)             (186)
         Income from partnerships                                           (5,412)           (3,566)
Change in assets and liabilities:
       (Increase) Decrease in accounts receivable                             (242)           (1,008)
       (Increase) Decrease in materials and supplies                           175            (1,200)
       (Increase) Decrease in prepaid expenses                                  (4)             (535)
       (Increase) Decrease in deferred charges                                 132                80
       Increase (Decrease) in accounts payable                              (1,064)              365
       Increase (Decrease) in customers' deposits                              (12)                0
       Increase (Decrease) in advance billing and payment                      307              (138)
       Increase (Decrease) in accrued expenses                                 140                75
       Increase (Decrease) in post retirement benefits obligation               (4)              (87)
       Increase (Decrease) in other liabilities                                258                45
                                                                           -------           -------
Net cash provided by operating activities                                    4,363             2,818
                                                                           -------           -------
CASH FLOW FROM INVESTING ACTIVITIES:
       Purchase of property, plant and equipment                            (5,748)           (4,682)
       Interest charged to construction                                        257               186
       Distributions from partnerships                                       4,125             3,026
       Capital contributions to partnerships                                  (800)                0
                                                                           -------           -------
Net cash used in investing activities                                       (2,166)           (1,470)
                                                                           -------           -------
CASH FLOW FROM FINANCING ACTIVITIES:
       Increase (Decrease) in notes payable                                    450               450
       Sale of common stock                                                      5                17
       Dividends                                                            (2,346)           (2,309)
                                                                           -------           -------
Net cash provided by (used in) financing activities                         (1,891)           (1,842)
                                                                           -------           -------
Increase (Decrease) in cash and cash equivalents                               306              (494)
Cash and cash equivalents at beginning of period                               581               738
                                                                           -------           -------
Cash and cash equivalents at the end of period                             $   887           $   244
                                                                           =======           =======

    The accompanying notes are an integral part of the financial statements.

Item 1.  Financial Statements

                        WARWICK VALLEY TELEPHONE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

      In the financial statements, corresponding notes to financial statements, and the management discussion and analysis of financial condition and results of operations the dollar amounts presented are rounded to the nearest thousand.

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

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company is currently evaluating the timing of adoption and the effect that implementation of the new standard may have on its results of operations and financial position.

      In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 has had no impact on our results of operation or our financial position.

      Warwick Valley Telephone Company's review of asset impairment under FASB No. 121 for year end December 31, 2001 focused upon the carrying value of Property, Plant and Equipment. Since approximately 91% of the Company's fixed assets are used for its regulated operations as a telecommunications service provider and fall under the requirements of FASB No. 71, the impairment tests of FASB No. 121 do not apply to these assets. Warwick Valley Telephone Company is a regulated telephone company. As noted in FASB 71 Section 5 paragraphs a-c, Warwick Valley Telephone Company's rates for regulated services/products are subject to approval by an independent third party regulator, such rates are designed to recover the costs of providing the regulated service and it is reasonable to assume that the rates are set at levels that will recover Warwick Valley Telephone Company's costs. As a rate regulated enterprise, the Company's plant used in regulated operations is used as a basis in setting rates. The carrying value of these fixed assets will be recovered in the rates charged to customers in the long run. The deregulated plant and equipment of the Company is depreciated over a short life cycle. Our examination of the carrying value of these regulated assets has determined that the value on our books is well less than the future expected cash flow from them. The Company believes that the carrying value of all other long lived assets is lower than the recoverable amount as measured at the higher of net selling price and value in use as prescribed in FASB No. 121.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have any impact on its operating results or financial position.

NOTE 3: REVENUE RECOGNITION

      The Company earns revenue principally by providing communication related services to its customers, which include end users who purchase local service, toll service, internet access, video over VDSL and interexchange carriers who resell network access services. These revenues are recognized when the services are provided.

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

NOTE 5: EARNINGS PER SHARE

      Earnings per share are based on the average number of actual shares outstanding of 1,803,653 and 1,804,251 for the nine-months ending September 30, 2002 and 2001, respectively.

NOTE 6: SEGMENTED INFORMATION

      Warwick Valley Telephone Company's segments are strategic business units that offer different products and services and are managed accordingly. We evaluate performance based upon income before taxes adjusting for normalizing one time items, if any. Currently, we have two reportable segments that reflect our business: 1. Telephone (wireline) and 2. Internet.

      The wireline segment provides landline telecommunications services, including local, network access and long distance services, and messaging and sells customer premise, private business exchange equipment and yellow and white pages advertising and electronic publishing.

      The Internet segment provides high speed and dial up internet services, help desk operations, and video over VDSL.

NOTE 7: INVENTORY

      Inventories are carried at average original cost except that specific costs are used in the case of large individual items. As of September 30, 2002 and December 31, 2001, the Material and Supplies inventory consisted of the following:

                                                        2002            2001
                                                       ------          ------
                                                           ($ in thousands)
Inventory for outside plant                            $  364          $  653
Inventory for inside plant                              1,378           1,157
Inventory for online plant                                107             205
Inventory of equipment held for sale or lease             189             256
Inventory of video equipment                               59               0
                                                       ------          ------
                                                       $2,097          $2,271
                                                       ======          ======

NOTE 8: INVESTMENTS

      The Company has a 7.5% investment interest in the Orange-Poughkeepsie Limited Partnership ("O-P") which is accounted for under the equity method. The majority owner and general partner is Verizon Wireless of the East L.P.

      The partnership is individually significant as defined by applicable SEC regulations. The following summarizes the income statement (unaudited) of the investee:

                                    Nine months ended
                                      September 30,
                                    ($ in thousands)
                                 ------------------------
                                   2002             2001
                                 -------          -------
Net sales                        $82,110          $58,649
Costs & expenses
  Cellular service cost           10,044            8,910
  Operating expenses               4,170            4,993
                                 -------          -------
                                  14,214           13,903

Net operating income              67,896           44,746
Other income                       1,113              984
                                 -------          -------
Net income                        69,009           45,730
                                 =======          =======
WVT income share                 $ 5,176          $ 3,430
                                 =======          =======

      Partnership financial statements are typically received well after the Company's books are closed. Consequently, the Company relies upon Partnership income estimates (as well as its own estimates) in order to close the Company's books on a timely basis. Historically, differences between conservatively booked income and subsequent Partnership reported income have been minor. The Company typically treats such differences as a timing difference with adjustments taking place immediately in the next financial period. Additionally, Partnership year to date income on the consolidated statement of income also includes a true-up of 2001 income based upon O-P's final audited results.

NOTE 9: POOLING

      Each year the Company receives a true-up payment from the National Exchange Carrier Association ("NECA") for Local Switching Support associated with Universal Service Administrative Co-op. This year the Company received an amount which was considered excessive as compared to previous true-ups. The Company is currently in the process of reviewing the NECA calculations. As a result the Company has not recognized $453K as revenue and has booked this amount as a liability in Advanced Billing and Payment until the review has been completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEWS: RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2002 -

NET INCOME

      The Company's net income from all sources increased $461K (or 8.1%) to $6,186K for the nine-month period ended September 30, 2002, as compared to an increase of $468K (or 8.9%) to $5,726K for the corresponding period in 2001. Net income was affected by the inclusion of a fifth payroll period in September. Without the fifth payroll, normalized net income growth is 9.7%.

      Net income for the nine month period ending September 30, 2002 ($ in thousands):

                                                             Intercompany      Consolidated
                               Telephone        Internet      Elimination         Total
                               ---------        --------      -----------         -----
Operating revenues               17,396           4,478          (1,655)          20,219
Operating expenses               13,521           4,274          (1,655)          16,140
Other income (expenses)           5,252               3                            5,255
Federal income taxes              3,078              70                            3,148
                                 ------           -----          ------           ------
Net income                        6,049             137                            6,186
                                 ======           =====          ======           ======

      Net income for the nine month period ending September 30, 2001 ($ in thousands):

                                                              Intercompany     Consolidated
                               Telephone         Internet      Elimination        Total
                               ---------         --------      -----------        -----
Operating revenues               17,513           4,555          (1,391)          20,677
Operating expenses               12,858           3,814          (1,391)          15,281
Other income (expenses)           3,231               6                            3,237
Federal income taxes              2,652             255                            2,907
                                 ------           -----          ------           ------
Net income                        5,234             492                            5,726
                                 ======           =====          ======           ======

      The Company's 2002 net income for the nine month period ending September 30, 2002 was affected by a decrease in revenue from two sources, Reciprocal Compensation ("RC") and Internet Services, by a substantial increase in O-P income and by the events of the WorldCom bankruptcy. The Company at the end of the second quarter was owed $245K by WorldCom/MCI for connecting MCI customers with MCI. This entire amount was booked to the Reserve for Bad Debt. In July the Company accrued an additional amount of $186K which was also booked to the Reserve for Bad Debt. The sum of these amounts are reflected in the quarter's results under Other Services and Sales. The Company will reserve pre-bankruptcy filing WorldCom revenue until the court clarifies the Company's standing as a creditor. WorldCom/MCI is currently reimbursing the Company for post-bankruptcy services; therefore no additional Bad Debt was reserved during the quarter. RC revenue decreased by 66% over the prior year due primarily to an FCC order (FCC 01-131) reaffirming that dial-up Internet Service Provider ("ISP") traffic is interstate and thus not subject to RC. In the order, the FCC established a phase-down approach over several years. This phase down solution allows compensation for "ISP"-bound traffic to gradually decline. The impact of the downward trend is now being felt. It is expected that RC revenue will continue its downward trend until the phase out is complete in 2003. Internet service has decreased primarily due to dial-up customer migration to competitors who are able to provide DSL services in areas where WVTC cannot. Where WVTC is the franchised local telephone carrier and able to provide fast Internet, our DSL penetration continues to grow and customer retention remains strong.

REVENUE

      Operating revenues decreased by $458K (or 2.2%) to $20,219K for the nine-month period ended September 30, 2002 as compared to $20,677K for the corresponding period of 2001. The change in operating revenues was primarily the result of decreases of $707K (or 65.8%) in Reciprocal Compensation, and $226K (or 7.21%) in long distance sales and long distance network service combined during the period as compared to the same nine-month period of 2001. Also contributing to the decrease is flat access line growth which is due in part to the loss of second lines when dial-up Internet customers switch to DSL. It is expected that access line growth is likely to remain flat due to the success of DSL. The launch of our Video product in April 2002 has contributed $38K in revenue as of September 30, 2002 and is proceeding according to plan.

      For the nine month period ending September 30, 2002 ($ in thousands):

Revenues From:                                                           Intercompany       Consolidated
                                            Telephone      Internet       Elimination           Total
                                            ---------      --------       -----------           -----
Local network services                        3,458                                             3,458
Network access revenues                       7,634                          (1,655)            5,979
Long distance network service                 1,514                                             1,514
Directory advertising                           984                                               984
Long distance sales                           1,458                                             1,458
Internet services                                            4,479                              4,479
Other services and sales                      2,347                                             2,347
                                             ------          -----           ------            ------
Total operating revenues                     17,395          4,479           (1,655)           20,219
                                             ======          =====           ======            ======

      For the nine month period ending September 30, 2001 ($ in thousands):

Revenues From:                                                            Intercompany       Consolidated
                                            Telephone        Internet      Elimination          Total
                                            ---------        --------      -----------          -----
Local network services                        3,245                                              3,245
Network access revenues                       6,983                           (1,391)            5,592
Long distance network service                 1,627                                              1,627
Directory advertising                           871                                                871
Long distance sales                           1,571                                              1,571
Internet services                                             4,556                              4,556
Other services and sales                      3,215                                              3,215
                                             ------           -----           ------            ------
Total operating revenues                     17,512           4,556           (1,391)           20,677
                                             ======           =====           ======            ======

      Long Distance revenues continue to show decreases due primarily to intense competition from other long distance carriers as well as wireless providers. Directory revenues have increased 13.0% over the prior period primarily due to efficiencies gained by full incorporation of the majority of the directory production process in house thereby resulting in successful solicitation/retention of customers.

      Competitive local exchange (CLEC) services and full inter-exchange Long Distance service are provided by WVTC in selected areas outside of its own servicing territory. CLEC revenues are generated by providing local service to customers located in certain Frontier - a Citizens Communications Company - and Sprint areas giving the customer a choice of service providers. CLEC revenue increased 48% (excluding reciprocal compensation) over the same period last year.

EXPENSE

      Operating expenses are 5.6% over 2001 due in large part to the impact of the WorldCom bankruptcy. The elimination of Operator Services and access charges have reduced costs somewhat, but these decreases were slightly offset by increases in Plant and Corporate Operations due to the rollout of our Video product.

      For the nine month period ending September 30, 2002 ($ in thousands):

Expenses From:                                                                  Intercompany         Consolidated
                                                  Telephone        Internet      Elimination             Total
                                                  ---------        --------      -----------             -----
Plant specific                                      2,859             285                                3,144
Plant non-specific:
  Depreciation                                      2,332             602                                2,934
  Other                                               705             935                                1,640
Customer operations                                 2,861             149                                3,010
Corporate operations                                2,508              84                                2,592
Cost of services and sales                          1,220           2,102           (1,655)              1,667
Property, revenue and payroll tax                   1,036             117                                1,153
                                                   ------           -----           ------              ------
Total operating expenses                           13,521           4,274           (1,655)             16,140
                                                   ======           =====           ======              ======

      For the nine month period ending September 30, 2001 ($ in thousands):

Expenses From:                                                                Intercompany        Consolidated
                                               Telephone        Internet       Elimination            Total
                                               ---------        --------       -----------            -----
Plant specific                                    2,600               4                                2,604
Plant non-specific:
  Depreciation                                    2,245             575                                2,820
  Other                                             727             827                                1,554
Customer operations                               3,064             251                                3,315
Corporate operations                              2,168              10                                2,178
Cost of services and sales                          988           2,000           (1,391)              1,597
Property, revenue and payroll tax                 1,066             147                                1,213
                                                 ------           -----           ------              ------
Total operating expenses                         12,858           3,814           (1,391)             15,281
                                                 ======           =====           ======              ======

OTHER INCOME AND EXPENSE

      Other income and expenses increased by $2,018K (or 62.3%) from $3,237K in the nine-month period ended September 30, 2001 to $5,255K in the corresponding period of 2002 primarily due to the increase in income from O-P. Year to date, the partnership earnings increased 50.9% over the same comparable period last year. O-P call volume was the primary factor for the year over year increase but it should be noted that there is no guarantee that call volume will remain strong, that expense allocations from the general partner will remain the same, and that significant year over year increases will continue.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had $887K cash and cash equivalents available at September 30, 2002. The Company has lines of credit with two banks totaling $10 million which $3,300K remained unused at September 30, 2002. $2,500K of the total line of credit is at a variable lending rate and borrowings are on a demand basis without restrictions.

CASH FROM OPERATING ACTIVITIES

      During 2002 the Company's primary source of funds continues to be cash generated from operations, as shown in the consolidated statements of cash flows. For the period ending September 30, 2002 net cash from operating activities was less than our capital expenditures due to the Company's entrance into the video business.

CASH FROM INVESTING ACTIVITIES

      Capital expenditures totaled $5,748K during the nine-month period ending September 30, 2002 as compared to $4,682K for the corresponding period of 2001. The majority of these expenditures primarily can be attributed to the Company's expansion into the Video business and network upgrades.

      In order to provide the high-quality communications services expected by our customers, the Company continued to invest in and upgrade its property, plant and equipment. The amount of investment is influenced by demand for services and products, ongoing growth, regulatory commitments and plant refurbishment.

      A significant percentage of the Company's capital expenditures during the quarter was due to the result of our expansion into digital video services. The Company has been approved to provide Video service in New Jersey and just recently in New York. Overall, the company has budgeted over $10 million to be spent on Capital projects in 2002 with approximately 35% of this amount slated for video services. Upon completion of the 2002 Capital program management projects approximately 28% of our Interexchange Local Exchange Carrier "ILEC" and CLEC customers will be subscribing to our voice, video and data services.

      O-P is licensed to operate as the wire line licensee in both Orange and Dutchess Counties, New York. The Company's share in the partnership's earnings increased by approximately $1,746K (or 50.9%) to $5,176K during the first nine months of 2002, compared to $3,430K for the corresponding 2001 period. Partnership earnings are distributed to the Company on a quarterly basis.

      The Company has a 8.9% ownership interest in Hudson Valley DataNet ("HVDN"), L.L.C., in return for its initial capital contribution of $1 million. HVDN is a competitive telecommunications company that offers high-speed bandwidth throughout the region of Orange, Dutchess and Ulster counties. HVDN has achieved cash flow positive results each month since June 2002.

      The Company owns a 17.0% interest in Zefcom, ("Zefcom"), L.L.C., a licensed reseller of wireless services. As of September 30, 2002 the Company had made capital contributions of $2 million. Year to date, the Company has invested $800K according to the terms of its investment agreement with Zefcom.

CASH FROM FINANCING ACTIVITIES

      Dividends declared by the Board of Directors of Warwick Valley Telephone Company were $0.43 per share for the three-month period ending September 30, 2002, compared to $0.43 for the corresponding period in 2001. The total dividends paid through the third quarter of 2002 for common stock by Warwick Valley Telephone Company were $1,846K, compared to $1,809K for the same period in 2001. Warwick Valley Telephone Company's dividend policy considers both the expectations and requirements of shareowners and the internal requirements of the company.

OVERVIEWS: RESULTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2002 -

NET INCOME

      The Company's net income from all sources increased by $114K (or 5.5%) to $2,201K for the three-month period ended September 30, 2002, as compared to a decrease of $256K (or 10.9%)to $2,087K for the corresponding period in 2001.

      Net income for the three month period ending September 30, 2002 ($ in thousands):

                                                                        Intercompany       Consolidated
                                           Telephone     Internet        Elimination          Total
                                           ---------     --------        -----------          -----
Operating revenues                           5,930         1,591             (526)            6,995
Operating expenses                           4,286         1,699             (526)            5,459
Other income (expenses)                      1,868             0                              1,868
Federal income taxes                         1,217          (14)                              1,203
                                             -----         -----             ----             -----
Net income                                   2,295          (94)                              2,201
                                             =====         =====             ====             =====

      Net income for the three month period ending September 30, 2001 ($ in thousands):

                                                                           Intercompany     Consolidated
                                           Telephone      Internet         Elimination         Total
                                           ---------      --------         -----------         -----
Operating revenues                           5,759         1,584               (476)           6,867
Operating expenses                           4,111         1,183               (476)           4,818
Other income (expenses)                      1,097             2                               1,099
Federal income taxes                           924           137                               1,061
                                             -----         -----               ----            -----
Net income                                   1,821           266                               2,087
                                             =====         =====               ====            =====

      The Company's net income growth was affected by a decrease in revenue from two sources, Reciprocal Compensation ("RC") and Internet Service revenue and by an increase in O-P income. RC revenue decreased by 65.8% over the prior year due primarily to an FCC order (FCC 01-131) reaffirming that dial-up Internet Service Provider ("ISP") traffic is interstate and thus not subject to RC. In the order, the FCC established a phase-down approach over several years. This phase down solution allows compensation for "ISP"-bound traffic to gradually decline. The impact of the downward trend is now being felt. When comparing third Quarter 2002 to the third Quarter 2001, there has been a 57.0% decline in RC revenue. It is expected that RC revenue will continue its downward trend until the phase out is complete in 2003. Internet service has decreased primarily due to dial-up customer migration to competitors who are able to provide DSL services in areas where Warwick cannot. Where WVTC is the franchised local telephone carrier and able to provide fast Internet, our DSL penetration continues to grow and customer retention remains strong.

REVENUE

Operating revenues increased by $128K (or 1.9%) to $6,995K for the three-month period ended September 30, 2002 as compared to $6,867K for the corresponding period of 2001. The change in operating revenues was primarily the result of an increase of $334K (or 18.1%) in network access service rates. This increase was offset by decreases of $135K (or 57.0%) in reciprocal compensation and $48K (or 4.5%) in long distance sales and long distance network service combined during the period as compared to the same three-month period of 2001.

      For the three month period ending September 30, 2002 ($ in thousands):

Revenues From:                                                            Intercompany       Consolidated
                                           Telephone       Internet        Elimination          Total
                                           ---------       --------        -----------          -----
Local network services                       1,187                                              1,187
Network access revenues                      2,713                             (526)            2,187
Long distance network service                  513                                                513
Directory advertising                          343                                                343
Long distance sales                            505                                                505
Internet services                                            1,591                              1,591
Other services and sales                       669                                                669
                                             -----           -----             ----             -----
Total operating revenues                     5,930           1,591             (526)            6,995
                                             =====           =====             ====             =====

      For the three month period ending September 30, 2001 ($ in thousands):

Revenues From:                                                             Intercompany       Consolidated
                                            Telephone       Internet        Elimination          Total
                                            ---------       --------        -----------          -----
Local network services                        1,079                                              1,079
Network access revenues                       2,327                             (476)            1,851
Long distance network service                   535                                                535
Directory advertising                           308                                                308
Long distance sales                             531                                                531
Internet services                                             1,584                              1,584
Other services and sales                        979                                                979
                                              -----           -----             ----             -----
Total operating revenues                      5,759           1,584             (476)            6,867
                                              =====           =====             ====             =====

      Operating revenues increased slightly for the three months ending September 30, 2002 due to additional CLEC access line growth, network access revenue rate increases and additional DSL. Overall, Long Distance revenues continue to show decreases due primarily to intense competition as well as customers' use of cell phones as a substitute for wireline long distance service. Directory revenues have increased 11.5% over the prior period primarily due to efficiencies gained by full incorporation of our sales force in house and successful solicitation/retention of customers.

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

EXPENSE

      Operating expenses grew 13.3% over 2001 due in large part to the impact of the WorldCom bankruptcy. The elimination of Operator Services, and lower access charges have reduced costs somewhat, but these decreases were slightly offset by increases in Plant and Corporate Operations due to the rollout of our Video product.

      For the three month period ending September 30, 2002 ($ in thousands):

Expenses From:                                                                   Intercompany       Consolidated
                                                  Telephone       Internet        Elimination          Total
                                                  ---------       --------        -----------          -----
Plant specific                                        814             273                              1,087
Plant non-specific:
  Depreciation                                        801             195                                996
  Other                                               175             308                                483
Customer operations                                   898              71                                969
Corporate operations                                  767              75                                842
Cost of services and sales                            447             736             (526)              657
Property, revenue and payroll tax                     384              41                                425
                                                    -----           -----             ----             -----
Total operating expenses                            4,286           1,699             (526)            5,459
                                                    =====           =====             ====             =====

      For the three month period ending September 30, 2001 ($ in thousands):

Expenses From:                                                                 Intercompany       Consolidated
                                                Telephone       Internet        Elimination          Total
                                                ---------       --------        -----------          -----
Plant specific                                      781               1                                782
Plant non-specific:
  Depreciation                                      713             187                                900
  Other                                             248             272                                520
Customer operations                               1,029             120                              1,149
Corporate operations                                704               3                                707
Cost of services and sales                          300             589             (476)              413
Property, revenue and payroll tax                   336              11                                347
                                                  -----           -----             ----             -----
Total operating expenses                          4,111           1,183             (476)            4,818
                                                  =====           =====             ====             =====

OTHER INCOME AND EXPENSE

      Other income and expense increased by $769K (or 69.9%) to $1,868K in the three-month period ended September 30, 2002 from $1,099K in the corresponding period of 2001 primarily due to the increase in income from the O-P. Taken by itself, the partnership earnings increased 58.4% over the same period last year. The earnings increase is due primarily to stronger than expected call volume. There is no guarantee that call volume will remain strong, that expense allocations from the General Partner will remain the same, and that significant year over year increases will continue.

OTHER FACTORS:

COMPETITION

      The Telecommunications Act of 1996 (the "Act") creates a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The markets affected first were the regional toll areas in New York and New Jersey. Regional toll competition was implemented in New York on January 1, 1997 and in New Jersey in May 1997. The competition in these regional toll areas has had the effect of reducing Warwick's revenues. The reduction in regional toll revenues for the first nine months of 2002 was $75K (or 11.1%) from $679K to $604K in New York and $100K (or 10.0%) from $998K to $898K in New Jersey as compared to the same period in 2001. Under the Act the Company itself can provide competitive local exchange telephone service outside its franchised territory. The Company is currently competing with Citizen's Telecommunications of New York in the Middletown, New York as well as with Sprint in the Vernon, New Jersey areas for local service through access lines. However, there can be no assurances that the Company will implement any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company's franchise territory. How and whether the WorldCom bankruptcy will affect competition and the competition policies of the federal and state governments is unclear at this time.

REGULATION

      On January 10, 2002, the Company's Petition with the New York State Public Service Commission ("NYSPSC") seeking authority to issue unsecured promissory notes (the "Notes") was approved. Similar approval was received from the state of New Jersey Board of Public Utilities ("NJBPUC") on August 8, 2001. The two state commissions have authorized the Company to issue $18,475K of unsecured promissory notes. The proceeds of the Notes will be used to replace existing plant, to refinance existing indebtedness and to purchase equipment used in connection with the Company's new video business. The Company is reviewing the loan documents with commission staff.

      The Company has filed a petition with the NYSPSC seeking approval to reorganize its corporate structure in order to create a holding company that would separate its regulated local exchange operations from its deregulated operations. Under this reorganization plan, corporate management and administrative functions would remain at Warwick Valley Telephone Company, proposed to be renamed WVT Communications Inc., which would become the unregulated holding company of a regulated local exchange subsidiary (proposed to be named Warwick Valley Telephone Company) and other, unregulated subsidiaries. Before the Company may complete this proposed reorganization plan, it must first obtain the approval of both the NYSPSC and its shareholders.

      Under the Investment Company Act of 1940 as amended, a company can be an "investment company" if more than 40% of its assets consists of "investment securities." Included in the definition of investment securities are the securities of issuers in which the company owns an interest of less than 50%. Although WVTC is the sole owner of several companies, it owns less than a majority interest in Hudson Valley DataNet, L.L.C., Zefcom, L.L.C. and the Orange County-Poughkeepsie Partnership. Determining whether more than 40% of WVTC's assets consist of its interests in these less-than-majority-owned companies is difficult, because the Investment Company Act does not fix a clear procedure for calculating their value.

      The amount which WVTC has paid for its interest in the O-P and the other similar interests as of September 30, 2002 totals only $3,250K, which is clearly less than 40% of WVTC's assets. However, because the income received by WVTC from the O-P is substantial, the value of WVTC's interest could be significantly greater than the amount WVTC paid for it. As a result, the value of WVTC's interest in the Partnership and the other similar interests could, by some methods of valuation, exceed 40% of WVTC's assets. Registering as an investment company would impose many duties on WVTC that could not practically be combined with its activities as a telecommunications company, and restructuring its holdings to avoid the 40% limit would also be impractical for WVTC and, in the view of management, unnecessary to fulfill the purposes of the Investment Company Act. WVTC considers itself to be a telecommunications company and not an investment company and does not hold itself out as an investment company. The Company has formally applied to the Securities and Exchange Commission (the "SEC") for a determination under Section 3(b) (2) of the Investment Company Act that it is not an investment company because it is primarily engaged in the telecommunications business. The SEC is not required to grant this relief. WVTC has not determined how it would restructure its holdings of non-majority interests in companies if relief were not granted.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -

      The Company does not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes. The Company's only assets exposed to market risk are its interest bearing bank accounts, into which the Company deposits its excess operating funds on a daily basis. The Company's mortgage liabilities currently bear interest at a fixed rate. If the Company refinances its liabilities when they mature the nature and amount of the applicable interest rate or rates will be determined at that time. The Company also has a line of credit which accrues interest at 0.75% below the prime rate. On May 1, 2000 the Company repaid its $3 million Series I bond with short-term borrowing. The Company has the option of renewing such short-term borrowing every thirty, sixty or ninety days at prime rate or LIBOR rate plus 1.75%.
While the LIBOR rate has been very favorable of late, there is no guarantee that such rates will continue. The interest rates on the Company's $18.475 million term loan will vary based upon the Company's total leverage ratio and several interest rate options, such as LIBOR or a long term fixed rate, among others.

ITEM 4. CONTROLS AND PROCEDURES -

      (a)   Evaluation of disclosure controls and procedures

            The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

      (b)   Changes in internal controls

            We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended September 30, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -

      Shortly before our Investment Company Act application was filed with the SEC, the Company was served with a complaint filed by a shareholder with the U.S. District Court for the Southern District of New York. The complaint alleges, among other things, that the Company is required to either register as an investment company or divest the O-P interest. The management of the Company believes that the complaint is without merit. Proceedings have been voluntarily stayed pending the final outcome of the Company's SEC application.

ITEM 2. CHANGES IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - Not Applicable

ITEM 5. OTHER INFORMATION -

      On October 1, 2002, Warwick Valley Telephone Company (traded on NASDAQ with the symbol WWVY) filed an application with the Securities and Exchange Commission under Section 3(b)(2) of the Investment Company Act of 1940 for an order of exemption from the provisions of that act. The Company had previously reported its intention to file such an application in its Quarterly Report on Form 10-Q for the period ended June 30, 2002. The Company does not believe it is an investment company within the meaning of the Investment Company Act but concluded that it was prudent to request an order of exemption because of the current profitability of its long-standing 7.5% limited partnership interest in O-P.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits -

      99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by
            M. Lynn Pike-principle Executive Officer.

      99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Philip A. Grybas-principle Financial Officer.


      b)    Reports on Form 8-K - Form 8-K reporting date: October 1, 2002
            Item Reported - Item 9. Regulation FD Disclosure: The Company filed an application with the Securities Exchange Commission under Section 3(b) (2) of the Investment Company Act of 1940 for an order of exemption from the provisions of that act.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Warwick Valley Telephone Company
                                          Registrant



Date 11/14/02                   /s/ M. Lynn Pike
                                ------------------------------------------
                                     M. Lynn Pike, President
                                    (Chief Executive Officer)



Date 11/14/02                   /s/ Philip A. Grybas
                                -------------------------------------------
                                Philip A. Grybas, Vice President, Treasurer
                                    (Principal Financial and Chief
                                         Accounting Officer)

                                 CERTIFICATIONS

I, M. Lynn Pike, Chief Executive Officer of Warwick Valley Telephone Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Warwick Valley Telephone Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 14, 2002                  /s/ M. Lynn Pike
           -----------------                  ----------------
                                       Name:  M. Lynn Pike
                                       Title: President, Chief Executive Officer

I, Philip A. Grybas, Chief Financial Officer of Warwick Valley Telephone Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Warwick Valley Telephone Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 14, 2002             /s/ Philip A. Grybas
           -----------------             --------------------
                                  Name:  Philip A. Grybas
                                  Title: Vice President, Chief Financial Officer