Form 10-K
period 2002-12-31
WARWICK VALLEY TELEPHONE CO
filed 2003-03-26
CIK 104777

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                     -------

                                    FORM 10-K

 X  ANNUAL REPORT FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR
---                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

            _____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to__________


                                     -------


                           COMMISSION FILE NO. 0-11174

                        WARWICK VALLEY TELEPHONE COMPANY

                                 47 MAIN STREET
                             WARWICK, NEW YORK 10990
                                 (845) 986-8080

                                   14-1160510
                      (I.R.S. Employer Identification No.)


                                     -------



Securities registered pursuant to Section 12(b) of the Act:  None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                          ON WHICH REGISTERED
          -------------------                          -------------------
  Common Stock (Without Par Value)                           NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ___

Indicate by check mark if registrant is an accelerated filer (as defined in Rule
12b-2 of the Act). YES  X    NO .
                       ---

The number of shares of Warwick Valley Telephone Company Common Stock outstanding as of March 14, 2003 was 1,799,862. The aggregate market value of Warwick Valley Telephone Company Common Stock held by non-affiliates of the registrant as of March 14, 2003 was $136,573,528.56.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

      (1) Portions of Warwick Valley Telephone Company Annual Report to Shareholders for the fiscal year ended December 31, 2002. (Parts I & II)

      (2) Proxy Statement for the 2003 Annual Meeting of Shareholders. (Parts III & IV)

                                TABLE OF CONTENTS


ITEM                                                                                                   PAGE

                                     PART 1

1.    Business                                                                                           3
2.    Properties                                                                                         7
3.    Legal Proceedings                                                                                  7
4.    Submission of Matters to a Vote of Security Holders                                                7

                                     PART 2

5.    Market for Registrant's Common Equity and Related Stockholder Matters                              7
6.    Selected Financial Data                                                                            8
7.    Management's Discussion and Analysis of Financial Condition and Results of Operation               8
7a.   Quantitative and Qualitative Disclosures about Market Risk                                        11
8.    Financial Statements and Supplementary Data                                                       11
9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              11

                                     PART 3

10.   Directors and Executive Officers of the Registrant                                                11
11.   Executive Compensation                                                                            12
12.   Security Ownership of Certain Beneficial Owners and Management                                    12
13.   Certain Relationships and Related Transactions                                                    12
14.   Controls and Procedures

                                     PART 4

15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                                   13

PART I.

ITEM 1.  BUSINESS.

                                     GENERAL

         Warwick Valley Telephone Company (the "Company") was incorporated in New York on January 16, 1902 and is qualified to do business as a foreign corporation in New Jersey. The Company's executive offices are located at 47 Main Street, Warwick, New York 10990 (Tel. No. 845-986-8080). The Company maintains an Internet site at http://wvtc.com (This web site address is for information only and is not intended to be an active link or to incorporate any web site information into this document.)

         The Company provides telephone service to customers (30,261 access lines) in the contiguous towns of Warwick, Goshen and Wallkill, New York, and the townships of West Milford and Vernon, New Jersey. The Company's service area is primarily rural and has an estimated population of 50,000.

                               BUSINESS OPERATIONS

         The Company manages its operations as two business segments. Warwick Valley Telephone Company's segments are strategic business units that offer different products and services and are managed accordingly. We evaluate performance based upon income before taxes adjusting for normalizing one time items, if any. Currently, we have two reportable segments that reflect our business: 1. Telephone (wireline) and 2. Online.

OPERATING SEGMENTS

     TELEPHONE (WIRELINE)

         The wireline segment provides landline telecommunications services including local, network access, long distance services, and messaging and sells customer premise and private business exchange equipment and directory services.

         SERVICES AND PRODUCTS

         Local exchange services - Local exchange services include traditional dial tone primarily used to make or receive voice, fax or analog modem calls from a residence or business. Included under local exchange services are custom calling services, such as Caller ID, Call Waiting, voice mail and other enhanced services. These features allow users to enable their local services with enhanced features such as displaying the number and/or name of callers, signaling to the telephone user that additional calls are coming and sending and receiving voice messages. These services are not regulated by the FCC and are generally more profitable.

         Network access services - Network access services connect a customer's telephone or other equipment to the transmission facilities of other carriers that provide long distance and other communications services.

         Long distance services - These services result from the transport of intraLATA telecommunications traffic that is outside of a local calling area. We provide wireline interLATA long distance (or commonly known as traditional long distance service) to our customers.

         Customer premises equipment (CPE) - CPE and other equipment sales range from single-line and cordless telephones to sophisticated digital PBX systems. PBX is a private telephone switching system, usually located on a customer's premises, that provides for intra-premise telephone services as well as access to the public switched network.

         Directory services - Our directory service group publishes yellow and white page directories and sells advertising in these directories.

         The Company sells and leases telephone equipment both within its territory and within the territories of other telephone companies. Residential telephone equipment sales are made through the Company's retail stores, which are located in the Company's main office in Warwick, New York and at Route 515 and Guthrie Drive in Vernon, New Jersey. The Company also sells and leases business telephone systems both in its own territory and elsewhere. The sale of telephone and other equipment does not constitute a material part of the Company's business and is contained within local exchange services.

         The Company has installed advanced digital switching equipment in all of its exchanges and fiber optic routes between central offices and to all neighboring telephone companies, and is currently constructing fiber optic routes in other locations.

         The Company has a wholly-owned subsidiary - Warwick Valley Long Distance Company, Inc. ("WVLD") - that belongs to the telephone segment of the operations. WVLD resells toll telephone service to the Company's subscribers. For the fiscal year ended December 31, 2002 WVLD had a pre-tax profit of $885K, an increase of $143K (or 19.2%) from 2001.

     ONLINE

         The Online segment provides high speed and dial up Internet services, help desk operations, and video over VDSL.

         Warwick Online (Online), our Internet and data subsidiary, offers the following services: UltraLink (high speed DSL internet connection), dial-up Internet service and Digital TV. During 2002 Online continued the successful sale of UltraLink DSL. At year-end there were 3,402 UltraLink (DSL) customers, a gain of 1,408 or 71% over 2001. Our DSL coverage (95% availability) and penetration levels (18% of establishments passed) are among the best in the nation when compared to the regional Bell companies (RBOC's) and other independent telephone companies (ILEC's). Online ended the year with a total of 17,028 dial-up customers. Our customer dial up account loss of 4,325 continues to be due to customer migration from dial-up to high-speed interconnections (DSL and cable modem), primarily in areas where Online is unable to provide the high-speed services. Online's dial-up Internet service revenues decreased approximately 16.1% in 2002 as compared to 2001. Conversely, DSL revenue increased $575K or 67% over 2001 due to a strong demand for high-speed connections.

         In April 2002 Online introduced its Digital TV product and became the first telephone company in New York or New Jersey to provide digital television over an existing copper infrastructure. Utilizing the NextLevel, Inc. VDSL (very high speed digital subscriber line) platform, this broadcast quality service allowed WVTC to leverage existing assets to develop a new revenue stream. By creating the "Triple Play" bundle of voice and data along with video it also provides an important customer retention tool. Online added 614 Digital TV customers in 2002, producing revenues of $106K. This new service is on track with the business plan. Management expects continued growth in 2003.

         Total Online revenues decreased 1%, and net income showed a loss of $1K, primarily due to acquisition costs, depreciation expense and launch expenses associated with the DSL and digital TV products.

         Financial information regarding the Company's two business segments is found in Note 16 to the Consolidated Financial Statements incorporated in Part II hereof by reference.

     OTHER

         The Company holds a 7.5% limited partnership interest in Orange County-Poughkeepsie Limited Partnership (Partnership). The Partnership provides wholesale cellular telephone service throughout the Orange-Poughkeepsie MSA. Verizon Wireless, L.L.C. is the general partner and the majority owner with an 85% interest and the other limited partner is Taconic Telephone Corporation. In recent years the Company has received significant distributions from this partnership. The partnership's pre-tax income for the year ended December 31, 2002 was $97,369K representing an increase of $30,149K (or 44.9%) from $67,220K (or 49.7%) in 2001. The Company's share of that pre-tax income was $7,302K. Additionally, a true-up of Partnership income, which occurs annually due to the late receipt of audited Partnership financials, in the amount of $277K is also reflected in the 2002 results. The 2002 true-up to be reflected in 2003 results will be a $39K decrease to income. Cash distributions from the Partnership to the Company have been used to fund capital expenditures as well as to pay a portion of the stated common stock dividend to our shareholders.

         While we take our partnership duties seriously, Verizon Wireless drives the decisions necessary to keep the Partnership successful. Ongoing cash distributions will be made according to the needs of the business as determined by Verizon Wireless. Given the competitive nature of the telecommunications business, it cannot be assumed that past cash and current levels of cash distributions will continue indefinitely. The Partnership is experiencing intensified competition. This competition could, we believe, potentially have an effect on the rates the Partnership can charge and on the level of expenses it must incur to compete effectively.

     The Company owns a 8.9% share of Hudson Valley DataNet, L.L.C. ("HVDN"). HVDN connected its first customers in February 2001 and currently has broadband facilities throughout Orange, Dutchess and Ulster Counties. According to HVDN management, its results in 2002 were positive, both from a network expansion and customer acquisition standpoint. In 2002, the Company achieved positive net income, less than two years after activating its first customer. Further, HVDN was able to sign several long-term contracts with national carriers and Fortune 100 companies.

     The Company also owns 17% of ZefCom, L.L.C., d.b.a. Telispire, a consortium of small telephone companies that resells Sprint PCS under private label. ZefCom has been negatively affected by the general downturn of the wireless industry and has had difficulty in executing its original business plan. The outlook for ZefCom is uncertain.

MAJOR CUSTOMERS

         No customer accounted for more than 10% of our consolidated revenues in 2002, 2001, and 2000.

RECENT DEVELOPMENTS

On February 18, 2003, the Company closed a commitment with CoBank, ACB with respect to an $18,475K unsecured term credit facility. Under conditions set by the New York Public Service Commission, the Company may use the proceeds of the loan to refinance the current $4,000K portion which was formerly long-term debt and a $3,000K line of credit. The Company may use the remaining amount available under the facility - $11,475K - to finance capital expenditures and to pay the expenses and fees incurred by the Company in connection with the closing of the loan. In addition the Company may re-borrow amounts repaid under the facility, which will remain available to the Company until September 30, 2004. The Company has drawn on the term credit facility and paid off an existing $3,000K line of credit. The Company intends to repay the $4,000K referred to above in long-term debt at its December 1, 2003 maturity date. The Company has no present requirements that necessitate the immediate use of the remaining unused credit. (See Exhibit 4d.)

                                   COMPETITION

         The Company's residential customers can purchase telephone sets (including cellular sets) and equipment compatible and operational with the Company's telephone and cellular systems at other retail outlets inside and outside the Company's territory and not affiliated with the Company. Such outlets include other telephone company telephone stores, department stores, discount stores, mail-order services and Internet websites. Businesses in the Company's service area are also allowed to purchase equipment compatible and operational with the Company's system from other telephone and "interconnect" companies. The Company's territory is surrounded by the territories of Bell Atlantic, Frontier, A Citizens Communications Company and Sprint-United Telephone, all of which offer residential and business telephone equipment. There are also several interconnect companies located within a 30-mile radius of Warwick, New York.

         The Telecommunications Act of 1996 (the "Act") created a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The markets affected first have been the regional toll areas in both states. Regional toll competition has had the effect of reducing the Company's revenues. The reduction in regional toll revenues for the year ended December 31, 2002 was $79K (or 9.0%) in New York and $119K (or 9.1%) in New Jersey. Under the Act, the Company itself can provide competitive local exchange telephone service outside its franchised territory. The Company is currently competing with Frontier, A Citizens Communications Company in the Middletown, New York area for local service through access lines. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. There can be no assurances that the Company will employ any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company's franchise territory.

         The Company currently provides access to the national and international calling markets as well as intrastate calling markets through all interested inter-exchange carriers, including WVLD. Equal access ("one-plus") service to all toll carriers has been available to the Company's customers since August 1, 1991. Access to the remainder of the intrastate calling markets is provided by the Company as well as other exchange carriers. WVLD, as an inter-exchange carrier, competes against all such other carriers, including accelerating wireless competition, providing full toll services to its customers at discounted rates.

         Online competes both on the basis of service and price. There are numerous competitors throughout Online's market area whose services are available to customers. During 2002, the Company's DSL product enjoyed strong expansion, growing to an 18.0% penetration level of establishments passed. Whether growth and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the level of demand for services. In addition, our digital TV product was launched in April and it competes heavily against entrenched cable and satellite TV companies.

                              GOVERNMENT REGULATION

         The Company's New York telephone service operations are subject to the jurisdiction of the New York State Public Service Commission ("NYSPSC"), the Company's New Jersey telephone service operations, to the jurisdiction of the New Jersey Board of Public Utilities ("NJBPU"). These two bodies have regulatory authority over the Company with respect to rates, facilities, services, reports, issuance of securities and other matters. Interstate toll and access services are subject to the jurisdiction of the Federal Communications Commission ("FCC"). Video operations are also under NYSPSC, NJBPU and FCC jurisdiction.

         The Company depends heavily on its network access revenues, receiving approximately $8,492K (or 30.7%) of its revenues from this source. The Company receives reimbursement from carriers in the form of charges for providing carriers access to and from the Company's local network.

         Pursuant to FCC requirements, the Company was obligated to make contributions to a long-term support fund of the National Exchange Carrier Association. On January 1, 1998, a new funding mechanism went into effect, pursuant to which all carriers contribute to a Universal Service Fund established by the FCC to cover high cost areas, low income customers, schools, libraries and rural health care providers. The Company's obligation to this fund for the year ended December 31, 2002 was $186K and for 2003 will be approximately $192K. Quarterly updates modify the amounts contributed. Management does not currently expect that the amount contributed by the Company will change significantly.

         Also as of January 1, 1998, the Company began receiving substantial funds from the Universal Service Fund. As a result of the FCC order establishing the Universal Service Fund, all local exchange carriers were required to reduce access charges billed to toll carriers. To offset this revenue reduction, the high cost portion of the Universal Service Fund provides payments monthly to carriers satisfying the characteristics set forth in the order. At the current level of support, the Company received $3,337K during the fiscal year ended December 31, 2002 and expects to receive $3,000K in the fiscal year ending December 31, 2003.

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

                                    EMPLOYEES

         As of March 10, 2003 the Company had 101 full-time and 13 part-time employees, including 82 non-management employees.

         On November 5, 2001 employees belonging to the Warwick Valley Telephone Company Employees' Association ("WVTEA") elected to become affiliated with Local 503 of the International Brotherhood of Electrical Workers ("IBEW"). The Company now has 67 full-time and 11 part-time employees who belong to the IBEW; their current five-year agreement with the Company expires on April 30, 2003.

RECENT TRANSACTIONS

         During the first quarter of 2003, the Company offered an early retirement package to certain eligible employees. Special termination benefits of $2,028K resulted from this offer, which six employees accepted.

            CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others the following: general economic and business conditions, both nationally and in the geographic regions in which the Company operates; industry capacity; demographic changes; existing governmental regulations and changes in or the failure to comply with, governmental regulations; legislative proposals relating to the businesses in which the Company operates; competition; or the loss of any significant ability to attract and retain qualified personnel. Given these uncertainties, current and prospective investors should be cautioned in their reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 2.  PROPERTIES.

         The Company owns an approximately 22,000 square-foot building in Warwick, New York, which houses its general offices, data processing equipment and the central office switch for the Warwick exchange. In addition, the Company owns several smaller buildings which serve as workshops, storage space or garages or which house switching equipment at the Company's other exchanges. The Company also owns a building at 24 John Street in Middletown, New York in order to support its expanded dial tone operations in its Middletown exchange. The Company rents store space located at Route 515 and Guthrie Drive in Vernon, New Jersey. Of the Company's investment in telephone plant in service, central office equipment represents approximately 38.5%; connecting lines and related equipment, 34.2%; telephone instruments and related equipment 2.7%; land and buildings 4.2%; internet equipment 7.5%; video equipment 4.9%; and other plant equipment, 8.0 %. A substantial portion of the Company's properties is subject to the lien of the Company's Indenture of Mortgage until the remaining indebtness thereunder is repaid, which is anticipated to occur in December 2003.

ITEM 3.  LEGAL PROCEEDINGS.

         On October 1, 2002, the Company (traded on NASDAQ with the symbol WWVY) filed an application with the Securities and Exchange Commission under Section 3(b)(2) of the Investment Company Act of 1940 for an order of exemption from the provisions of that act. The Company had previously reported its intention to file such an application in its Quarterly Report on Form 10-Q for the period ended June 30, 2002. The Company does not believe it is an investment company within the meaning of the Investment Company Act but concluded that it was prudent to request an order of exemption because of the current profitability of its long-standing 7.5% limited partnership interest in Orange County-Poughkeepsie Limited Partnership. Shortly before its filing with the SEC, the Company was served with a complaint filed by a shareholder with the U.S. District Court for the Southern District of New York. The complaint alleged, among other things, that the Company was required to either register as an investment company or divest the partnership interest. Shortly after the complaint was filed, the litigation was voluntarily stayed.

         On February 3, 2003 the Company withdrew as unnecessary its application under Section 3(b)(2) of the Investment Company Act, after the Company's Board of Directors determined, based on information presented to it by investment brokers and valuation experts, that the fair value of its "investment securities," as defined in the Investment Company Act, was less than 40% of the Company's total assets. That percentage is the level at which Section 3(a)(1)(C) of that Act contemplates that a company which isn't primarily engaged in the business of investing in securities might nevertheless be an investment company, absent an exemption under Section 3(b)(2) or some other provision under that Act. After the Company withdrew its application for exemption, the stay on the litigation was lifted. The litigation remains in a very early stage and is being vigorously defended by the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of shareholders in the fourth quarter of the fiscal year covered by this report.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock trades on the NASDAQ national market under the symbol WWVY. As of March 15, 2003 there were 658 shareholders of record.

         The Company has paid quarterly cash dividends on its common stock since April 1931 and semi-annually from July 1907 until December 1930. Quarterly cash dividends are usually declared in February, May, August and November and are paid March 31, June 30, September 30 and December 20.

            Cash dividends paid per share for December 30 (in cents):

                        Quarter               2002        2001
              ----------------------------------------------------

              First (March 31)                    .43         .41
              Second (June 30)                    .43         .41
              Third (September 30)                .43         .41
              Fourth (December 20)                .48         .43
              ----------------------------------------------------

              TOTAL                              1.77        1.70
              ====================================================

The NASDAQ high and low bid prices for the Company's common stock for the first, second, third and fourth quarters of 2002 and 2001 were as follows:

                                  QUARTER ENDED

              March 31,      June 30,      September 30,      December 31,
                2002           2002            2002               2002
-----------------------------------------------------------------------------
High           $57.98         $64.20          $61.12             $69.50
Low            $52.75         $57.00          $47.50             $50.51


                                  QUARTER ENDED

              March 31,      June 30,      September 30,      December 31,
                2001           2001            2001               2001
-----------------------------------------------------------------------------
High           $44.00         $43.75          $53.95             $58.50
Low            $38.25         $39.25          $41.00             $50.25





ITEM 6.  SELECTED FINANCIAL DATA.

                                                                     ($ in Thousands)
           For year ended December 31,          2002        2001        2000        1999        1998
           --------------------------------------------------------------------------------------------
           Selected financial data:

           Total revenues                       $27,703     $27,538     $26,691     $23,186     $21,362
           Total expenses                        22,436      20,792      19,054      17,127      14,409
           Net income                             8,297       7,572       7,018       5,582       4,042
           Total assets                          55,537      47,510      42,013      36,977      33,242
           Long term obligations                      0       4,000       4,000       4,000       7,000

           Common stock data:

           Income per share                        4.59        4.18        3.88        3.06        2.21
           Cash dividend per common share       $  1.77     $  1.70     $  1.56     $  1.34     $  1.12

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         (Dollars in thousands except per share amounts.)

         WVT Communications is a company that operates in the communications services industry. The Company provides wireline, equipment, directory advertising services, Internet, video and other services to our customers.

         You should read this discussion in conjunction with the consolidated financial statements and the accompanying notes. A reference in this Item to a Note refers to the accompanying Notes to the Consolidated Financial Statements.

                      RESULTS OF OPERATIONS - 2002 VS. 2001

         The Company's net income from all sources increased $725K (or 9.6%) to $8,297K for the twelve-month period ended December 31, 2002, as compared to an increase of $554K for the corresponding period in 2001.

         Operating revenues increased $165K (or 0.6%) to $27,703K for the year ended December 31, 2002, as compared to $27,538K for 2001, as a result of a $1,047K (or 14.0%) increase in network access service revenues reflecting favorable rate increases and a larger allocated share of pooled revenues from the Universal Service Fund. Also contributing was the $191K (or 4.5%) increase in local service revenues resulting from the continued use of newly marketed services, partially offset by a $787K (or 63.0%) decline in reciprocal compensation which negatively impacted our Middletown CLEC revenues. Per FCC order 01-131 this type of revenue will continue to decline until completely phased out in 2003. Revenue increases were also offset by lower revenues generated by long distance sales and long distance network services which, when combined, totaled a decrease of $269K (or 6.4%). The decrease reflects continued competitive pressures from other long distance carriers and wireless providers. Revenues generated from the sale of Internet services remained relatively flat when compared to 2001 (down $59K or 1.0%). Increases in DSL revenues and additional revenues generated by the launching of the video service in 2002 were offset by a decrease in revenues generated by dial-up Internet customers who switched to DSL services offered by competitors in areas beyond the reach of our own DSL service.

         Total operating expense increases were held to $1,644K (or 7.9%) or $22,436K for the year ended December 31, 2002, as compared to $20,792K (or 9.1%) for the previous year. This increase primarily reflects $560K of additional operating costs associated with the launch of the video product in 2002, $459K of additional expenses associated with the Company's defined postretirement medical benefits plan, $350K of additional bad debt expense due to the MCI/WorldCom bankruptcy, and higher depreciation expense of $227K reflecting the Company's network upgrades.

         Other income (expenses) increased $2,553K (or 55.0%) to $7,181K for the year ended December 31, 2002, as compared to $4,628K for the previous year. This increase is mainly due to increased income from the the Partnership. Income earned from the Partnership does not automatically result in a full cash distribution to the Company. Increased Partnership call volume was the primary factor for the year over year net income increase. It should be noted that there is no guarantee that call volume will remain strong, that expense allocations from the general partner will remain the same, and that the significant year over year income increases will continue.

                      RESULTS OF OPERATIONS - 2001 VS. 2000

         The Company's net income from all sources increased $554K (or 7.9%) to $7,572K for the twelve-month period ended December 31, 2001, as compared to an increase of $1,436K (or 25.7%) for the corresponding period in 2000.

         Operating revenues increased $847K (or 3.2%) to $27,538K for the year ended December 31, 2001, as compared to $26,691K for 2000, as a result of a $419K (or 7.0%) increase in Online revenues due to the Company continually offering customers new services, an increase in network access service revenues of $648K (or 9.5%) primarily due to the sale of dedicated trunks and local service revenues increasing by $281K (or 7.1%) as a result of continuous increased use of newly marketed services. These increases were offset by a reduction of $449K (or 26.3%) for reciprocal compensation due to rate decreases effective July and December in 2001 for the Company's Competitive Local Exchange Carrier (CLEC) in Middletown.

         Total operating expenses increased $1,738K (or 9.1%) to $20,792K for the year ended December 31, 2001, as compared to $19,054K for the previous year. An increase in wages and benefits of $802K (or 9.0%) and an increase in both telecommunication and Internet facilities of $734K (or 35.9%) were the main factors in the increase.

         Other income (expenses) increased to $4,628K in 2001 from $2,811K in 2000. This increase resulted mainly from an increase in income from the Partnership, reflecting a year over year increase in call volume.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company had $1,641K of cash and cash equivalents available at December 31, 2002. The Company has lines of credit with two banks totaling $10,000K of which $5,000K remains unused. $2,500K of the total line of credit is at a variable lending rate and borrowings are on a demand basis without restrictions. (See also Part I, Item 1, Recent Developments.)

                         CASH FROM OPERATING ACTIVITIES

         During 2002, 2001 and 2000 the Company's primary source of funds continued to be cash generated from operations, as shown in the consolidated statements of cash flows. For 2002 and 2000, net cash from operating activities exceeded capital expenditures; this excess is referred to as free cash flow, a supplemental measure of liquidity. Free cash flow was $291K and $1,466K in 2002 and 2000, respectively. In 2001, net cash from operating activities was less than capital expenditures due to the Company's entrance into the video business.

                         CASH FROM INVESTING ACTIVITIES

         Capital expenditures totaled $8,420K, $9,396K and $5,069K for the twelve months ended December 31, 2002, 2001, and 2000, respectively. The majority of these expenditures can be attributed to the Company's expansion into the video business and network upgrades.

         In order to provide the high-quality communications services expected from our customers, the Company continued to invest in and upgrade its property, plant and equipment. The amount of investment is influenced by demand for services and products, ongoing growth as well as regulatory commitments and plant refurbishment.

         In 2003, management expects total capital spending to be between $6,000K and $8,000K. These capital expenditures will relate primarily to the continued expansion of the video and DSL services provided to our customers, as well network upgrades.

         The Partnership is licensed to operate as the wire line licensee in both Orange and Dutchess Counties, New York. The Company received cash distributions from the Partnership amounting to $6,000K, and $5,283K in 2002 and 2001, respectively. Although it is likely that increased competitive pressure will eventually affect the profitability of the partnership, it is reasonable to expect that cash distributions will occur at approximately the current level in the near term.

          On July 28, 2000 the Company purchased an 8.9% ownership interest in
(HVDN) for $1,000K. HVDN is a competitive telecommunications company that will offer high-speed bandwidth throughout the region.

         The Company had a 17.0% interest in Zefcom, L.L.C., a licensed reseller of wireless services. As of December 31, 2002 the Company had made capital contributions totaling $2,000K, pursuant to the terms of the investment agreement with Zefcom.

                         CASH FROM FINANCING ACTIVITIES

         Common stock dividends declared by the Board of Directors of Warwick Valley Telephone Company achieved $1.77 per share as of December 31, 2002, $1.70 per share as of December 31, 2001 and $1.56 per share as of December 31, 2000. Total dividends paid for common stock by Warwick Valley Telephone Company were $3,191K, $3,065K and $2,807K in 2002, 2001 and 2000, respectively. Warwick
Valley Telephone Company dividend policy considers both the expectations and requirements of shareowners and the internal requirements of the Company.

                              SEGMENTED OPERATIONS

         In 1998 the Company began business segment reporting to reflect the predominance of its two major operating segments, telephone operations (wireline) and Online service provider. The Company currently reports its operating results in two segments: Warwick Valley Telephone and Warwick Online. Each of the Company's segment results before eliminations is reviewed below.

         The wireline segment, which accounted for approximately 79% of our operating revenues in 2002, provides landline telecommunications services, including local, network access, long distance services, and sells customer premise and private business exchange equipment.

         The telephone operations revenue increase of $723K (or 3.1%) for the year ended December 31, 2002 as compared to $1,051K (or 4.8%) for 2001 was due to the higher network access rates, increased share of Universal Service Fund pooled revenues, sales of dedicated trunklines and the continued marketing of newly introduced services to local customers, offset by lower reciprocal compensation in the Middletown CLEC and lower long distance network service and sales revenues.

         The telephone operations expenses increased $977K (or 5.7%) for the year ended December 31, 2002 as compared to $1,226K (or 7.5%) for 2001 due to increased costs associated with employee postretirement benefits and bad debt expense resulting from the MCI/WorldCom bankruptcy.

         The Online segment accounted for 21% of our operating revenue in 2002 and provides high speed and dial up Internet services, help desk operations and video over VDSL.

          Online revenues decreased $59K (or 1.0%) for the year ended December 31, 2002 as compared to an increase of $420K (or 7.0%) for 2001 as increased revenues from DSL and video were offset by decreases in dial-up Internet revenues.

           Online expenses increased $1,166K (or 22.6%) for the year ended December 31, 2002 as compared to $1,136K (or 28.1%) for 2001 mainly due to costs associated with the introduction of video services in 2002, including the cost of purchasing additional access lines to transmit video over VDSL.

         Comparative financial information regarding the operation of the Company's two business segments for the period from 2000 through 2002 can be found in Note 16 of the consolidated financial statements.

                        ACCOUNTING POLICIES AND STANDARDS

         Our significant policies can be found in Note 1 of the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company does not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes. The Company's only assets exposed to market risk are its interest bearing bank accounts, into which the Company deposits its excess operating funds on a daily basis. The Company's mortgage liabilities currently bear interest at fixed rates. If the Company refinances its liabilities when they mature the nature and amount of the applicable interest rate or rates will be determined at that time. The Company also has a line of credit which accrues interest at 0.75% below the prime rate. On May 1, 2000 the Company repaid its $3,000K Series I bond with short-term borrowing. The Company has the option of renewing such short-term borrowing every thirty, sixty or ninety days at prime rate or LIBOR rate plus 1.75%. (See also Part I, Item 1, Recent Developments.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 15(a)(1) on page 13 for Index to Financial Information.

         Selected supplementary quarterly financial data can be found in Note 18 of Notes to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company's independent auditors, Bush & Germain, P.C., are withdrawing from serving the Company in that capacity. The Company has not yet engaged a successor. The report by Bush & Germain on the Company's financial statements for the years 2001 and 2002 did not contain any adverse opinion, disclaimer of opinions, or qualifications or modifications as to uncertainty, audit scope or accounting principles. Bush & Germain has decided that it no longer wishes to audit public companies but has agreed to continue providing review and audit services until the Company has engaged a successor. For the years 2001 and 2002 and for the year 2003 until the date hereof, there have not been any disagreements between the Company and Bush & Germain regarding accounting principles or practices, financial statement disclosures or auditing scope or procedures. The Company and its Audit Committee are actively searching for a new audit firm. Our goal is to conclude this search as soon as possible. When the Company engages a successor audit firm, it will report the engagement on Form 8-K.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The name, age and background of each of the Company's Board of Directors and nominees for Board of Directors are incorporated by reference under the caption "Information about Directors and Nominees for Election of Directors" in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders.

         At the upcoming Shareholders Annual Meeting on April 25, 2003 both Howard Conklin, Jr. and Henry L. Nielsen, Jr. will be retiring from the Board of Directors.

         The following is a list of names, ages and background of our current executive officers:

         M. Lynn Pike, 56, is President and Chief Executive Officer, and Director of Warwick Valley Telephone Company. Pike, the sixth president in the Company's 101 year history, joined the company in January 2000. He has over 30 years experience in the telephone industry, including previous positions in California, Maine, Alaska and Hungary. Mr. Pike serves as president of the Albert Wisner Public Library Board of Trustees, Warwick, NY and is on the board of ZefCom L.L.C., Texas. A graduate of the University of Redlands, California, Mr. Pike was previously general manager of Geneseo Telephone Co. and chief operating officer of Illinois PCS, a regional wireless venture in Illinois.

         Herbert Gareiss Jr., 57, is Vice President of Regulatory, Compliance and Planning; Secretary; and Director of Warwick Valley Telephone Company. Mr. Gareiss joined the Company in June 1980 as assistant secretary/assistant treasurer, and became vice president in 1990. He was elected to the board of directors in 1999. Past president of the Warwick Valley Chamber of Commerce, he serves as the Chairman of the Board of Trustees of SUNY Orange and as financial secretary of the Sugar Loaf United Methodist Church. He holds a B.A. from Gettysburg College and an M.B.A. in Management and Finance from Fairleigh Dickinson University.

         Larry D. Drake, 59, is Vice President of Operations and Technology of Warwick Valley Telephone Company. Mr. Drake joined the Company in August 1998. Mr. Drake was previously the Vice President Network Service, Shenandoah Telephone Company, Edinburg, Virginia. Former positions include Direct-Technical Liaison, United States Telephone Association, Washington, DC and technical positions at AT&T, Bellcore and BellSouth. He is a member of the Chamber of Commerces of Warwick, NY and Vernon, NJ. A graduate of Midland Technical College and the University of South Carolina, Drake holds an M.B.A. from Fairleigh Dickinson University.

         Brenda A. Schadt, 58, is Vice President of Customer Service and Directory of Warwick Valley Telephone Company. Mrs. Schadt began her career at the Company in June 1962 as an operator and has worked throughout the Company, serving as data processing manager, customer service manager, marketing manager and directory services manager. She was selected as vice president in September 1999. She is a member of the Orange County United Way, southern division.

         Philip Grybas, 55, is Vice President, Treasurer, and Chief Financial Officer of Warwick Valley Telephone Company. Before joining the Company in August 2001, he was an associate consultant at TEG, a performance management analyst firm, whose corporate headquarters are in Indianapolis, IN. Prior to that position, he was a senior manager, finance expert and advisor at SBC Communications, for the Hungarian National Telephone Company (MATAV). He has over 18 years experience in telecommunications the majority of which was spent with the former Ameritech Corp. A member of the Illinois Society of CPAs, Mr. Grybas holds a B.A. from the University of St. Thomas, an M.B.A. from DePaul University, and an M.S. in International Relations from Creighton University.

         Executive officers are elected by the Company's Board of Directors and their terms of office continue until the next annual meeting of the Board. There are no family relationships among the Company's executive officers.

ITEM 11. EXECUTIVE COMPENSATION.

         Incorporated by reference to the information under the caption "Executive Compensation" in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated by references to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company expended approximately $494K, $323K and $256K during 2002, 2001, and 2000, respectively, in insurance premiums for required insurance coverage. These expenditures were made to an insurance agency in which Corinna
S. Lewis, a member of the Board of Directors has a small financial interest.

         Board of Director member, Fred M. Knipp, is a trustee of the Warwick Savings Bank, at which the Company has its principal bank accounts and temporary investments.

ITEM 14. CONTROLS AND PROCEDURES.

         Based on their evaluation as of a date within 90 days of the filing of this Annual Report, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and, therefore, there were no corrective actions taken.

         The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States. The integrity and objectivity of the data in these financial statements, including estimates and judgments relating to matters not concluded by year end, are the responsibility of management, as is all other information included in the Annual Report, unless otherwise indicated.

         The financial statements of Warwick Valley Telephone Company have been audited by Bush & Germain, independent auditors. Management has made available to Bush and Germain all of the Company's financial records and related data, as well as the minutes of shareowners' and directors' meetings. Furthermore, management believes that all representations made to Bush & Germain during its audit were valid and appropriate.

         Management has established and maintains a system of internal accounting controls that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. The concept of reasonable assurance recognizes that the costs of an internal accounting controls system should not exceed, in management's judgement, the benefits to be derived.

         Management also seeks to ensure the objectivity and integrity of its financial data by the careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communication programs aimed at ensuring that its policies, standards and managerial authorities are understood throughout the organization.

         The Audit Committee of the Board of Directors, which consists of directors who are independent, meets periodically with management and the independent auditors to review the manner in which they are performing their respective responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. The independent auditors meet alone with the Audit Committee and have access to the Audit Committee at any time.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

(a)    The following items are filed as part of this Annual Report:

       1.  Financial Statements
                                                                                          Page

           Independent Certified Public Accountants, Bush & Germain, PC                    18

           Consolidated Statement of Income-Years Ended December 31, 2002, 2001
             and 2000                                                                      19

           Consolidated Balance Sheet-December 31, 2002 and 2001                           20

           Consolidated Statement of Stockholders' Equity-Years Ended December
             31, 2002, 2001 and 2000                                                       21

           Consolidated Statement of Cash Flows-Years Ended December 31, 2002,
             2001 and 2000                                                                 22

           Notes to Consolidated Financial Statements                                     23-32

       2.  Financial Statement Schedules

             The following financial statement schedule is filed as part of this Annual Report. All other financial statement schedules have been omitted because they are not applicable or the information required is presented in the Company's consolidated financial statements and notes thereto under Item 8 of this Annual Report.

                        WARWICK VALLEY TELEPHONE COMPANY
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                 ($ in Thousands)
       Column A           Column B                    Column C                  Column D         Column E
                                                     Additions

--------------------------------------------------------------------------------------------------------------
                          Balance at       Charged to        Charged to                         Balance at
                          Beginning         Costs and           Other                              End
     Description          of Period         Expenses          Accounts          Deductions       of Period
--------------------------------------------------------------------------------------------------------------
                                             (Note a)          (Note b)          (Note c)
   Allowance for
   Uncollectibles:

      Year 2002               $ 65               $465             $ 42               $144            $428
      Year 2001               $ 65               $ 98             $106               $204            $ 65
      Year 2000               $ 65               $ 40             $ 66               $106            $ 65


(a)      Provision for uncollectibles as stated in statements of income.
(b) Amounts previously written off which were credited directly to this account when recovered.
(c)      Amounts written off as uncollectible.

       3. Exhibits

             Index to Exhibits on page 33.

(b)    Reports on Form 8-K:

              1. On October 2, 2002, the Company reported its filing of a request for exemption under Section 3(b)(2) of the Investment Company Act and that it had been served with a complaint by a shareholder alleging that it should register as an investment company.

              2. On February 4, 2003 the Company reported that it had withdrawn the request for exemption referred to above.

              3. On February 26, 2003 the Company reported that it had closed a commitment with CoBank, ACB with respect to an $18,475K unsecured term credit facility.

3.  Exhibits

   EXHIBIT NO.               DESCRIPTION OF EXHIBIT                            REFERENCE

       3(a)                  Articles of Incorporation,                  Incorporated by reference to
                             as amended                                  Exhibit 3(a) to the Company's
                                                                         Annual Report on Form 10-K
                                                                         for 1997

      3(b)                   By-Laws,                                    Filed herewith
                                                                         as amended

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

      4(c)                   Ninth Supplemental                          Incorporated by reference to
                             Indenture, dated as of                      Exhibit 4(e) to the Company's
                             October 1, 1993, to the                     Annual Report on Form 10-K
                             Indenture of Mortgage,                      for 1997
                             dated November 1, 1952,
                             including form of 7.05%
                             First Mortgage Bond,
                             Series J, Due December 1, 2003

      4(d)                   CoBank Loan Agreement                       Filed herewith

     16                      Consent of Independent Auditors             Filed herewith

     21                      Significant Subsidiaries of Registrant      Filed herewith

     24                      Orange County-Poughkeepsie                  Per regulation 210.3-09(b),
                                                                         filed as an amendment to
                                                                         this report.
                             Limited Partnership Financial
                             Statements for the years ended
                             December 31, 2002 and 2001

     99.1                    Certification pursuant to 18 U.S.C.         Filed herewith
                             Section 1350, as adopted pursuant to
                             Section 906 of the Sarbanes-Oxley Act
                             of 2002 signed by M. Lynn Pike -
                             principal Executive Officer.

     99.2                    Certification pursuant to 18 U.S.C.         Filed herewith
                             Section 1350, as adopted pursuant to
                             Section 906 of the Sarbanes-Oxley Act
                             of 2002 signed by Phillip A. Grybas -
                             principal Executive Officer.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              WARWICK VALLEY TELEPHONE COMPANY

Dated: March 25, 2003                               By  /s/ M. Lynn Pike
                                                    --------------------
                                                       M. Lynn Pike
                                                        President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the 25th day of March, 2003.

          SIGNATURE                                      TITLE

  /s/ Herbert Gareiss, Jr.               Vice President, Secretary and Director
----------------------------------
    Herbert Gareiss, Jr.

    /s/ Philip A. Grybas                      Vice President and Treasurer
----------------------------------         (Principal Financial and Accounting
      Philip A. Grybas                                  Officer)

                                                        Director
     /s/ Fred M. Knipp
----------------------------------
        Fred M. Knipp

    /s/ Wisner H. Buckbee                               Director
----------------------------------
      Wisner H. Buckbee

   /s/ Howard Conklin, Jr.                              Director

----------------------------------
     Howard Conklin, Jr.

    /s/ Joseph E. DeLuca                                Director
----------------------------------
      Joseph E. DeLuca

----------------------------------                      Director
      Philip S. Demarest

   /s/ Robert J. DeValentino                            Director
----------------------------------
      Robert J. DeValentino

                                                        Director

-----------------------------------
      Corinna S. Lewis

                                                        Director
-----------------------------------
    Henry L. Nielsen, Jr.

                                 CERTIFICATIONS

I, M. Lynn Pike, Chief Executive Officer of Warwick Valley Telephone Company, certify that:

1. I have reviewed this annual report on Form 10-K of Warwick Valley Telephone Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: March 25, 2003                       /s/ M. Lynn Pike
                                             ----------------
                                      Name:  M. Lynn Pike
                                      Title: President, Chief Executive Officer

I, Philip A. Grybas, Chief Financial Officer of Warwick Valley Telephone Company, certify that:

1. I have reviewed this annual report on Form 10-K of Warwick Valley Telephone Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: March 25, 2003                   /s/ Philip A. Grybas
                                        --------------------
                                 Name:  Philip A. Grybas
                                 Title: Vice President, Chief Financial Officer

                               BUSH & GERMAIN, PC
                          Certified Public Accountants
                                 901 Lodi Street
                            Syracuse, New York 13203
                             phone: (315) 424-1145
                              fax: (315) 424-1457


January 30, 2003

To the Board of Directors
Warwick Valley Telephone Company
P.O. Box 592
Warwick, New York 10990


                          INDEPENDENT AUDITORS' REPORT

     We have audited the accompanying consolidated balance sheets of Warwick Valley Telephone Company as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also include the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warwick Valley Telephone Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ Bush & Germain, P.C.

                        WARWICK VALLEY TELEPHONE COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                    ($ in Thousands except per share amounts)

FOR THE YEARS ENDING DECEMBER 31,                                           2002                   2001              2000
                                                                      --------------         --------------      --------------
OPERATING REVENUES:
   Local network service                                              $        4,440        $        4,249       $        3,968
   Network access service                                                      8,492                 7,445                6,797
   Long distance network service                                               2,007                 2,125                2,357
   Directory advertising                                                       1,318                 1,160                1,060
   Long distance sales                                                         1,939                 2,090                2,016
   Internet services                                                           6,330                 6,389                5,969
   Other services and sales                                                    3,177                 4,080                4,524
                                                                      ---------------       ---------------      ---------------

   Total operating revenues                                                   27,703                27,538               26,691
                                                                      ---------------       ---------------      ---------------

OPERATING EXPENSES:
   Plant specific                                                              4,328                 3,494                3,196
   Plant non-specific:
     Depreciation                                                              3,991                 3,764                3,248
     Other                                                                     2,225                 2,018                1,506
   Customer operations                                                         4,203                 4,687                4,279
   Corporate operations                                                        3,887                 3,079                3,051
   Cost of services and sales                                                  2,242                 2,215                2,101
   Property, revenue and payroll taxes                                         1,560                 1,535                1,673
                                                                      ---------------       ---------------      ---------------

   Total operating expenses                                                   22,436                20,792               19,054
                                                                      ---------------       ---------------      ---------------

   OPERATING INCOME                                                            5,267                 6,746                7,637

OTHER INCOME (EXPENSES):
   Interest expense                                                             (562)                 (651)                (612)
   Interest income                                                                 6                    13                   25
   Income from cellular partnership                                            7,579                 4,991                3,255
   Other income (expense)                                                        158                   275                  143
                                                                      ---------------       ---------------      ---------------

   Total other income (expense) - net                                          7,181                 4,628                2,811
                                                                      ---------------       ---------------      ---------------

   INCOME BEFORE INCOME TAXES                                                 12,448                11,374               10,448

FEDERAL INCOME TAXES                                                           4,151                 3,802                3,430

   NET INCOME                                                                  8,297                 7,572                7,018

PREFERRED DIVIDENDS                                                               25                    25                   25
                                                                      ---------------       ---------------      ---------------

   INCOME APPLICABLE TO COMMON STOCK                                  $        8,272        $        7,547       $        6,993
                                                                      ===============       ================     ===============

   NET INCOME PER AVERAGE SHARE OF
    OUTSTANDING COMMON STOCK                                          $         4.59        $         4.18       $         3.88
                                                                      ===============       ===============      ===============

   AVERAGE SHARES OF COMMON STOCK
    OUTSTANDING                                                            1,802,828             1,803,936            1,811,653
                                                                      ===============       ===============      ===============

      Please see the accompanying notes, which are an integral part of the financial statements.

                        WARWICK VALLEY TELEPHONE COMPANY
                           CONSOLIDATED BALANCE SHEET

                                ($ in Thousands)

                                                                                       DECEMBER 31,          DECEMBER 31,
ASSETS                                                                                     2002                 2001
                                                                                      --------------        --------------
Current Assets:
   Cash                                                                                 $      1,641          $        581
   Accounts receivable - net of reserve for uncollectibles                                     3,428                 3,438
   Refundable income taxes                                                                       313                     0
   Materials and supplies                                                                      1,468                 2,271
   Prepaid expenses                                                                              544                   545
                                                                                       --------------        --------------
Total Current Assets                                                                           7,394                 6,835
                                                                                       --------------        --------------

Noncurrent Assets:
   Unamortized debt issuance expense                                                               5                    10
   Intangible asset - pension                                                                    831                     0
   Other deferred charges                                                                         27                   198
   Investments                                                                                 7,775                 5,397
                                                                                       --------------        --------------
Total Noncurrent Assets                                                                        8,638                 5,605
                                                                                       --------------        --------------

Property, Plant and Equipment:
   Plant in service                                                                           63,358                56,462
   Plant under construction                                                                    1,974                 4,455
                                                                                       --------------        --------------
                                                                                              65,332                60,917
        Less:  Accumulated depreciation                                                       25,827                25,847
                                                                                       --------------        --------------

Total Property, Plant and Equipment                                                           39,505                35,070
                                                                                       --------------        --------------

   TOTAL ASSETS                                                                         $     55,537          $     47,510
                                                                                       ==============        ==============


LIABILITES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable                                                                        $      5,000         $       6,250
   Current maturities of long term debt                                                        4,000                     0
   Accounts payable                                                                            2,652                 1,919
   Advance billing and payments                                                                  230                   202
   Customer deposits                                                                             125                   128
   Accrued taxes                                                                                  66                    65
   Accrued interest                                                                               74                    30
   Pension and postretirement benefits                                                           516                   209
   Other accrued expenses                                                                        537                   294
                                                                                       --------------        --------------
Total Current Liabilites                                                                      13,200                 9,097
                                                                                       --------------        --------------

                                                                                       --------------        --------------
Long-term Debt                                                                                     0                 4,000
                                                                                       --------------        --------------

Deferred Credits and Other Long Term Liabilites:
   Accumulated deferred federal income taxes                                                   3,978                 2,348
   Unamortized investment tax credits                                                             22                    47
   Other deferred credits                                                                         20                    60
   Pension and postretirement benefits                                                         2,812                 1,062
                                                                                       --------------        --------------
Total Deferred Credits and Other Long Term Liabilites                                          6,832                 3,517
                                                                                       --------------        --------------

Stockholders' Equity:
   Preferred stock - 5% cumulative; $100 par value;
       Authorized 7,500 shares; Issued and outstanding 5,000 shares                              500                   500
   Common stock - no par value; Authorized shares 2,160,000                                    3,481                 3,471
       Issued 1,994,270 for 12/31/02 and 1,994,080 for 12/31/01
   Treasury stock at cost, 194,561 shares for 12/31/02 and 190,497 for 12/31/01               (3,598)               (3,385)
   Minimum pension liability                                                                    (269)                    0
   Retained earnings                                                                          35,391                30,310
                                                                                       --------------        --------------
Total Stockholders'  Equity                                                                   35,505                30,896
                                                                                       --------------        --------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $     55,537          $     47,510
                                                                                       ==============        ==============

      Please see the accompanying notes, which are an integral part of the financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                ($ in Thousands)

                                                                                      ACCUMULATED
                                                                                         OTHER
                                      TREASURY     PREFERRED     COMMON    RETAINED   COMPREHENSIVE
                                        STOCK         STOCK       STOCK    EARNINGS    INCOME/(LOSS)       TOTAL
                                      --------     ---------    -------   ---------   --------------     ---------
Balance, December 31, 1999            $ (2,780)      $   500     $ 3,368    $ 21,642     $                $ 22,730

  Net income for the year                                                     7,018                         7,018
  Dividends:
       Common ($1.56 per share)                                              (2,807)                       (2,807)
       Preferred ($5.00 per share)                                              (25)                          (25)
  Sale of Common Stock                                                83                                       83
  Purchase of Treasury Stock              (605)                                                              (605)
                                      ---------      --------    --------  ---------     ------          ----------
Balance, December 31, 2000            $ (3,385)      $   500     $ 3,451   $ 25,828      $    0          $ 26,394

  Net income for the year                                                     7,572                         7,572
  Dividends:
       Common ($.1.70 per share)                                             (3,065)                       (3,065)
       Preferred ($5.00 per share)                                              (25)                          (25)
 Sale of Common Stock                                                 20                                       20
 Purchase of Treasury Stock
                                      ---------      --------    --------  ---------     -------         --------
Balance, December 31, 2001            $ (3,385)      $   500     $ 3,471   $ 30,310      $    0          $ 30,896

  Net income for the year                                                     8,297                         8,297
  Minimum Pension Liability                                                                (269)             (269)
                                                                                                         ---------
    Total Comprehensive Income (Loss)                                                                       8,028
  Dividends:
       Common ($1.77 per share)                                              (3,191)                       (3,191)
       Preferred ($5.00 per share)                                              (25)                          (25)
  Sale of Common Stock                                                10                                       10
  Purchase of Treasury Stock              (213)                                                              (213)
                                      ---------      --------    --------  ---------     -------         ---------

BALANCE, DECEMBER 31, 2002            $ (3,598)      $   500     $ 3,481   $ 35,391      $  (269)        $ 35,505
                                      =========      ========    ========  =========     =======         =========


      Please see the accompanying notes, which are an integral part of the financial statements.

                        WARWICK VALLEY TELEPHONE COMPANY
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                ($ in Thousands)

FOR THE YEARS ENDING DECEMBER 31,                                             2002                  2001               2000
                                                                         --------------         ------------        ------------
 CASH FLOW FROM OPERATING ACTIVITIES:
    Net Income                                                           $       8,297          $     7,572         $     7,018
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                              3,991                3,764               3,248
      Deferred income tax and investment tax credit                              1,605                  119                  74
      Interest charged to construction                                            (238)                (283)                (85)
      Income from partnership                                                   (7,579)              (4,991)             (3,255)

 Change in assets and liabilities:
    (Increase) Decrease in accounts receivable                                      10                  653                 (75)
    (Increase) Decrease in materials and supplies                                  803                 (606)               (683)
    (Increase) Decrease in prepaid expenses                                          1                  (57)                (87)
    (Increase) Decrease in deferred charges                                        171                 (104)                131
    Increase (Decrease) in accounts payable                                        733                 (881)                 83
    Increase (Decrease) in customers' deposits                                      (3)                  (3)                  1
    Increase (Decrease) in advance billing and payment                              28                    8                 194
    Increase (Decrease) in accrued expenses                                       (268)                  40                 (40)
    Increase (Decrease) in pension and postretirement benefits                     957                  498                 (13)
    Increase (Decrease) in other liabilities                                       203                  (87)                 24
                                                                         --------------         ------------        ------------

 Net cash provided by operating activities                                       8,711                5,642               6,535
                                                                         --------------         ------------        ------------

 CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                   (8,420)              (9,396)             (5,069)
    Interest charged to construction                                               238                  283                  85
    Distribution from partnership                                                6,000                5,283               2,625
    Capital contributions                                                         (800)                (200)             (2,000)
                                                                         --------------         ------------        ------------

 Net cash used in investing activities                                          (2,982)              (4,030)             (4,359)
                                                                         --------------         ------------        ------------

 CASH FLOW FROM FINANCING ACTIVITIES:
    Increase (Decrease) in notes payable                                        (1,250)               1,300               4,050
    Repayment of long term debt                                                      0                    0              (3,000)
    Dividends                                                                   (3,216)              (3,090)             (2,832)
    Sale of common stock                                                            10                   20                  83
    Purchase of treasury stock                                                    (213)                   0                (604)
                                                                         --------------         ------------        ------------

 Net cash provided by (used in) financing activities                            (4,669)              (1,770)             (2,303)
                                                                         --------------         ------------        ------------

 Increase (Decrease) in cash and cash equivalents                                1,060                 (158)               (127)

 Cash and cash equivalents at beginning of year                                    581                  739                 866
                                                                         --------------         ------------        ------------

 Cash and cash equivalents at end of year                                $       1,641          $       581         $       739
                                                                         ==============         ============        ============


      Please see the accompanying notes, which are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

     The Company provides communications services to customers in the Towns of Warwick, Goshen, and Wallkill, New York and the Townships of Vernon and West Milford, New Jersey. Its services include providing local, toll and cellular telephone service to residential and business customers, access and billing and collection services to interexchange carriers, the sale and leasing of telecommunications equipment, paging, Internet access and video service.

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

     CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements. Certain prior year amounts have been reclassified to conform with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003 and it is not expected to have any impact on our results of operations or our financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Warwick Valley Telephone Company's review of asset impairment under FASB No. 144 for year end December 31, 2002 focused upon the carrying value of Property, Plant and Equipment. Since approximately 88% of the Company's fixed assets are used for its regulated operations as a telecommunications service provider and fall under the requirements of FASB No. 71, the impairment tests of FASB No. 144 do not apply to these assets. Warwick Valley Telephone Company is a regulated telephone company. As noted in FASB No. 71 Section 5 paragraphs a-c, Warwick Valley Telephone Company's rates for regulated services/products are subject to approval by an independent third party regulator, such rates are designed to recover the costs of providing the regulated service and it is reasonable to assume that the rates are set at levels that will recover Warwick Valley Telephone Company's costs. As a rate regulated enterprise, the Company's plant used in regulated operations is used as a basis in setting rates. The carrying value of these fixed assets will be recovered in the rates charged to customers in the long run. The deregulated plant and equipment of the Company is depreciated over a short life cycle. Our examination of the carrying value of these deregulated assets has determined that the value on our books is well less than the future expected cash flow from them. The Company believes that the carrying value of all other long-lived assets is lower than the recoverable amount as measured in FASB No. 144.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have any material impact on its operating results or financial position.

     DEPRECIATION

     Depreciation is based on the cost of depreciable plant in service and is calculated on the straight-line method using estimated service lives of the various classes of plant. Depreciation as a percent of average depreciable telephone plant was 6.72%, 7.39%, and 6.86%, for the years 2002, 2001 and 2000, respectively.

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

     FEDERAL INCOME TAXES

     The Company records deferred taxes that arise from temporary differences resulting from differences between the financial statement and tax basis of assets and liabilities. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company's deferred taxes result principally from differences in depreciation and in the accounting for pensions and other postretirement benefits.

     Investment tax credits have been normalized and are being amortized to income over the average life of the related telephone plant and other equipment.

     RESERVE FOR UNCOLLECTIBLES

     The Company uses the reserve method to record uncollectible accounts. The reserve for uncollectibles was $428K and $65K as of December 31, 2002 and 2001, respectively. An increase in the amount of approximately $350K was booked in reserve for uncollectibles primarily due to the events of the MCI/WorldCom bankruptcy.

     CASH FLOW STATEMENT

     Cash and cash equivalents consist principally of demand deposits and are in accounts which are insured by the Federal Deposit Insurance Corporation (F.D.I.C.) up to $100K at each financial institution. As of December 31, 2002 the amount of cash in excess of these F.D.I.C. insured limits was approximately $911K. The following is a list of interest and federal income tax payments for each of the three years in the period ending December 31:

                                                        ($ in Thousands)
                                             2002         2001          2000
                                         -----------------------------------

     Interest                              $   589      $   650      $   657
     Federal income taxes                  $ 2,585      $ 3,689      $ 3,360

     MATERIAL AND SUPPLIES

     New material and reusable materials are carried at average original cost, except that specific costs are used in the case of large individual items. As of December 31, 2002 and 2001 the Material and Supplies inventory consisted of the following:

                                                              ($ in Thousands)
                                                             2002         2001
                                                            -------------------

     Inventory for outside plant                             $  330      $  653
     Inventory for inside plant                                 650       1,157
     Inventory for online plant                                 257         205
     Inventory for video plant                                   56           0
     Inventory of equipment held for sale or lease              175         256
                                                            --------   --------
                                                             $ 1,468    $ 2,271
                                                            ========   ========

     RETIREMENT AND/OR DISPOSITION OF PROPERTY

     When depreciable property is retired, the amount at which it is carried plus the cost of removal is charged to the depreciation reserve and any salvage is credited thereto. Expenditures for maintenance and repairs are charged against income; renewals and betterments are capitalized.

     OTHER SERVICES AND SALES REVENUES

     Other services and sales revenues consisted of the following for each of the three years in the period ended December 31:

                                                      ($ in Thousands)
                                                 2002       2001       2000
                                                ------     ------     ------

     Rent revenue                               $  507     $  431     $  343
     Billing and collection revenue                796        891        966
     Other                                       1,874      2,758      3,215
                                                ------     ------     ------
                                                $3,177     $4,080     $4,524
                                                ======     ======     ======

 2.  PROPERTY, PLANT AND EQUIPMENT

     Plant in service, at cost, consisted of the following at December 31:

                                                           ($ in Thousands)
                                                           2002        2001
                                                        ----------------------

     Land, buildings, furniture and office equipment     $ 5,666      $ 5,327
     Vehicles and work equipment                           2,048        1,839
     Central office equipment                             24,384       22,947
     Customer premise equipment                            1,731        1,710
     Outside plant equipment                              21,671       19,387
     Video equipment                                       3,109            0
     Internet equipment                                    4,749        5,252
                                                         -------      -------
                                                         $63,358      $56,462
                                                         =======      =======

     It is our policy to capitalize certain costs incurred in connection with developing or obtaining internal software. Capitalized software costs are included in Property, Plant and Equipment and are amortized using estimated service lives of the various classes of telephone plant.

  3.  DEPRECIATION RESERVE

     Depreciation reserve consisted of the following at December 31:

                                                          ($ in Thousands)
                                                           2002       2001
                                                         -------------------

       Buildings, furniture and office equipment         $ 2,702     $ 2,449
       Vehicles and work equipment                         1,170       1,041
       Central office equipment                           11,906      12,697
       Customer premise equipment                          1,071         985
       Outside plant equipment                             6,378       5,640
       Video equipment                                       105           0
       Internet equipment                                  2,495       3,035
                                                         -------     -------
                                                         $25,827     $25,847
                                                         =======     =======

 4.  INVESTMENTS

     Investments consisted of the following at December 31:

                                                         ($ in Thousands)
                                                        2002         2001
                                                     ----------------------

     Investment in cellular partnership                $ 4,775      $ 3,197
     Investment in Hudson Valley DataNet                 1,000        1,000
     Investment in wireless company                      2,000        1,200
                                                     ---------     --------
                                                       $ 7,775      $ 5,397
                                                     =========     ========

     The cellular partnership investment represents the Company's 7.5% interest as a limited partner in the Orange County-Poughkeepsie MSA Limited Partnership, a cellular telephone operation which is recorded on the equity method. The majority owner and general partner is Verizon Wireless, L.L.C.

     Income from this investment amounted to $7,579K and $4,991K for the two years ended December 31, 2002. Distributions received from the partnership amounted to $6,000K and $5,283K for 2002 and 2001, respectively. Undistributed earnings related to this investment amounted to $4,525K and $2,947K for December 2002 and 2001, respectively.

     The following is a summary of financial position and results of operations of the Orange County -Poughkeepsie MSA Limited Partnership as of and for the years ending December 31:

                                                         ($ in Thousands)
                                                         2002         2001
                                                      -----------------------

     Current assets                                   $  35,157     $  20,249
     Property, plant and equipment, net                  29,473        26,057
     Total assets                                        64,632        46,311
     Current liabilities                                  1,482           530
     Partners capital                                    63,150        45,781
     Revenues                                           114,591        81,952
     Net income                                          97,369        67,220

     Immaterial differences, as defined by GAAP, have historically occurred due to the late receipt of final audited Partnership numbers. Such minor differences, if any, will be reflected in the first quarter of 2003 results.

     The Company has a 8.9% ownership interest in Hudson Valley DataNet, L.L.C. ("HVDN"), in return for its initial capital contribution of $1,000K. HVDN is a competitive telecommunications company that offers high-speed bandwidth throughout the region of Orange, Dutchess and Ulster counties.

     The Company owns a 17.0% interest in Zefcom, L.L.C., a licensed reseller of wireless services. The Company has made a cumulative capital investment of $2,000K.

     Both of these companies are in the beginning stages of operations and both are recorded on the cost method.

5.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents net income (loss) plus results of certain stockholders' equity changes not reflected in the consolidated statement of income. The Company's only component of accumulated other comprehensive income (loss) consists of a minimum pension liability generated in the year ending December 31, 2002. Prior to this year there were no components of comprehensive income.

                                                         ($ in Thousands)
                                                       2002          2001
                                                      --------------------
       Minimum pension liability
         arising in current period                     $(408)         $ 0
       Related deferred income taxes                     139            0
                                                      ------         ----
          Total comprehensive loss                     $(269)         $ 0
                                                      ======         ====

 6.  LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                                         ($ in Thousands)
     First Mortgage Bonds                                2002        2001
     --------------------                              --------------------
            7.05% Series "J" (due 12/01/2003)           $ 4,000     $ 4,000
     Less:  Current maturities of long-term debt          4,000           0
                                                       --------    --------
     Total Long-term debt                               $     0     $ 4,000
                                                       ========    ========

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

 7.  NOTES PAYABLE

     The Company has an unsecured line of credit in the amount of $5,000K with the Warwick Savings Bank, which expires in June 2003. Any borrowings under this line of credit are on a demand basis and are without restrictions, at a variable lending rate.

     The total unused line of credit available at December 31, 2002 was $5,000K of which the Company had no outstanding balance. The balance outstanding as of December 31, 2001 was $1,250K, bearing interest at a rate of 4.0%.

     The Company has an outstanding line of credit in the amount of $6,000K with the Bank of New York, which expires on March 31, 2003. This is an unsecured note that is renewable solely at the Bank's option.

     Interest is paid monthly calculated on the unpaid balance, using either the Bank's Alternate Base Rate or the LIBOR based rate. The interest rate on the outstanding balance of $5,000K as of December 31, 2002 was 3.4%. On February 18, 2003, the Company repaid the outstanding balance of $5,000K plus accrued interest. The funds to repay $3,000K of this debt were made available through an unsecured credit facility consummated with CoBank, ACB on February 18, 2003 (see note 17). The balance of the debt was repaid through a $2,000K draw on the line of credit with the Warwick Savings Bank (see above).

 8.  FEDERAL INCOME TAXES

     The following tabulation is a reconciliation of the federal income tax expense as reported in these financial statements with the tax expense computed by applying the statutory federal income tax rate of 34% to pre-tax income.

                                                                      ($ in Thousands)
                                                            2002           2001           2000
                                                      -----------------------------------------
      Current federal income taxes                       $ 3,001         $ 3,714        $ 3,358
                                                        --------        --------       --------
      Deferrals, net of reversals:
        Depreciation                                       1,481             229            162
        Cost of removal                                       14               6              3
        Pension & postretirement benefits                   (319)           (112)           (55)
        Amortization of investment tax credit                (25)            (34)           (37)
        Other                                                 (1)             (1)            (1)
                                                        --------        --------       --------
                                                           1,150              88             72
                                                        --------        --------       --------
        Total F.I.T. expense                             $ 4,151         $ 3,802        $ 3,430
      Reversals of deferred taxes                             51              56             58
      Other                                                   30               9             64
                                                        --------        --------       --------
     FEDERAL INCOME TAX AT
       STATUTORY RATE                                    $ 4,232         $ 3,867        $ 3,552
                                                        ========        ========       ========

     The following components comprise the net deferred tax liability reported as of December 31:

                                                      ($ in Thousands)
                                                      2002        2001
                                                   ---------------------
       Deferred tax liabilities                     $ 4,893      $ 2,817
       Deferred tax assets                              915          469
                                                   ---------    --------

       Net deferred tax liability                   $ 3,978      $ 2,348
                                                   =========    ========

     The deferred tax liability consists principally of temporary differences due to differences in depreciation methods for financial reporting and tax reporting. The deferred tax asset consists principally of temporary differences due to the reporting of pension and deferred compensation obligations. Due to the minimum pension liability the Company was required to record in 2002, there was an increase in the deferred tax assets of $139K to reflect the tax impact of the charge to comprehensive income.

 9.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     The Company has two defined benefit pension plans covering all management and non-management employees who are at least 21 years of age and have completed one year of service. Benefits are based on years of service and the average of the employee's three highest consecutive years' base compensation. The Company's policy is to fund the minimum required contribution disregarding any credit balance arising from excess amounts contributed in the past. Per regulatory requirements, the amounts expensed were $435K, $370K and $102K for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company sponsors a non-contributory, defined benefit postretirement medical benefit plan that covers all employees that retire directly from active service on or after age 55 with at least 10 years of service or after age 65 with at least 5 years of service. The projected unit credit actuarial method was used in determining the cost of future benefits. The Company's funding policy is to contribute the maximum allowed under current Internal Revenue Service regulations. Assets of the plan are principally invested in common stocks and a money market fund.

     The components of the pension and postretirement expense (credit) were as follows for the years ended December 31:

                                                                           ($ in Thousands)
                                                   Pension Benefits                           Postretirement Benefits
                                         2002          2001            2000          2002           2001            2000
                                      ----------------------------------------     ----------------------------------------
     Service cost                       $ 397         $ 334           $ 253          $ 136          $  77            $  63
                                      ----------------------------------------     ----------------------------------------
     Interest cost on benefit
      obligation                          878           788             680            255            154              137
     Amortization of transition
      obligation                            0            53              53             52             52               51
     Amortization of prior
      service (credit) cost               132            69              41            (20)           (20)             (20)
     Recognized net actuarial
      (gain) loss                         (34)         (205)           (310)           155             28               13
     Expected return on
      plan assets                        (810)         (915)           (873)          (101)             0                0
      Special termination benefits          0           321               0              0           (102)             (95)
                                      ---------------------------------------      ----------------------------------------
     Net periodic (credit)
      expense                           $ 563         $ 445           $(156)         $ 477          $ 189            $ 149
                                      =======================================      ========================================

     The following table presents a summary of plan assets, projected benefit obligation and funded status of the plans at December 31:

                                                                     ($ in Thousands)
                                                       Pension Benefits                 Postretirement Benefits
                                                    2002             2001                2002              2001
                                                 ----------------------------         -----------------------------
     Fair value of plan assets at
     beginning of year                            $ 10,853         $ 11,655             $ 1,259           $ 1,270
     Employer contributions                              0                0                  89                89
     Actual return on plan assets                     (661)            (421)                (60)              (41)
     Benefits paid                                  (1,296)            (381)                (84)              (59)
                                                 ----------------------------         -----------------------------
     Fair value of plan assets at end
     of year                                         8,896           10,853               1,204             1,259
                                                 ----------------------------         -----------------------------
     Projected benefit obligation
     at beginning of year                           12,688           10,131               2,344             2,077
     Benefits earned                                   392              327                 136                77
     Interest cost on projected benefit
     obligation                                        877              788                 255               154
     Amendments                                          0              721                   0                 0
     Actuarial (gain) loss                           1,044              781               1,515                94
     Benefits paid                                  (1,297)            (381)                (84)              (58)
     Special termination benefits                        0              321                   0                 0
                                                 ----------------------------         -----------------------------
     Projected benefit obligation at year
     end                                            13,794           12,688               4,166             2,344
                                                 ----------------------------         -----------------------------
     Plan assets in excess of (less than)
     projected benefit obligation                   (4,810)          (1,835)             (2,962)           (1,085)
     Unrecognized actuarial (gain) loss              2,630               87               2,312               792
     Unrecognized prior service (credit)
     cost                                              894            1,025                (326)             (345)
     Unrecognized net transition
     obligation                                          0                0                 516               566
                                                 ----------------------------         -----------------------------

     Prepaid (accrued) benefit cost               $ (1,286)        $   (723)            $  (460)          $   (72)
                                                 ============================         =============================

     Amount Recognized in the Consolidated Balance Sheets Consists of:

     Accrued benefit cost                         $ (2,525)        $   (723)            $  (460)          $   (72)
     Intangible asset                                  831                0                   0                 0
     Accumulated other comprehensive loss              408                0                   0                 0
                                                 ----------------------------         -----------------------------
     Net amount recognized                        $ (1,286)       $    (723)            $  (460)          $   (72)
                                                 ============================         =============================

     Actuarial assumptions used to calculate the projected benefit obligation were as follows for the years ended December 31:

                                                                  ($ in Thousands)
                                                  Pension Benefits                Postretirement Benefits
                                               2002              2001             2002              2001
                                             --------------------------     --------------------------------
      Discount rate                            6.75%            7.25%            6.75%              7.25%
      Expected return on plans                 8.00%            8.00%            8.00%              8.00%
      Rate of compensation increase            5.50%            5.50%             ---                ---
      Healthcare cost trend                     ---              ---         9.00 - 11.00%          8.00%

     The large increase in expense in 2002 for the postretirement health benefits was due to an increase in the healthcare cost trend rate and also due to a lower discount rate. Both of these changes reflect current market conditions regarding health care costs and market interest rates.

     The health care cost trend rate was increased in 2002 to 9.0% for the pre-65 trend rate and 11.0% for the post-65 trend rate, with each of these grading down to 5.0% by 0.5% per year. An increase in the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 2002 approximately $696K and the aggregate of the service and interest cost components of postretirement expense for the year then ended by approximately $74K. A 1.0% decrease in the health care cost trend rate would decrease these components by approximately $566K and $59K, respectively.

     During 2002 the continued decline in the equity markets resulted in a negative return on the Company's pension plan assets and a decline in the discount rate used to estimate the pension liability. As a result, the accumulated benefit obligation exceeded the fair value of plan assets and the Company was required to record a minimum pension liability in the statement of financial position as of December 31, 2002. The effect of this adjustment was an increase in intangible assets of $831K, an increase in the pension liability of $1,239K and a charge to comprehensive income for $408K. The amount of the intangible asset represents the prior service costs that have not yet been recognized in net periodic pension expense. These are non-cash items and consequently have been excluded from the consolidated statement of cash flow.

     The increase in pension expense in 2001 was due to special termination benefits provided under an early retirement program and due to certain amendments increasing the benefits under the plan. There was a liability established for $220K for certain post-employment benefits to be paid to terminated employees in addition to the additional benefits provided under the pension plan above, as of December 31, 2001.

     The Company also has a Defined Contribution 401(K) Profit Sharing Plan covering substantially all employees. Under the plan, employees may contribute up to 100% of compensation not to exceed the company match, subject to certain legal limitations. In 2002 the Company made a matching contribution up to 9.0% of an eligible participant's compensation for management and clerical employees and up to 6.0% for plant employees. The Company contributed and expensed $403K, $433K, and $389K, for the years ended December 31, 2002, 2001, and 2000, respectively.

     The Company has deferred compensation agreements in place for certain officers which become effective upon retirement. These non-qualified plans are not currently funded and a liability representing the present value of future payments has been established, with balances of $345K and $340K as of December 31, 2002 and 2001, respectively.

10.  RELATED PARTY TRANSACTIONS

     The Company expended approximately $494K, $323K and $256K during 2002, 2001, and 2000, respectively, in insurance premiums for required insurance coverage. These expenditures were made to an insurance agency in which a member of the Board of Directors has a financial interest. Two Board of Director members are also trustees of the Warwick Savings Bank, at which the Company has its principal bank accounts and temporary investments.

11.  COMMON STOCK

     Earnings per share are based on the weighted average number of shares outstanding of 1,802,828, 1,803,936, and 1,811,653 for the years ended December 31, 2002, 2001, and 2000, respectively. The following schedule summarizes the changes in the number of shares issued of capital stock for the year ended December 31, 2002:

                                                  Treasury         Preferred         Common
                                                   Stock             Stock            Stock
                                                 ---------          -------         ----------
       Balance, January 1, 2002                    190,497            5,000          1,994,080
       Additional shares issued                      4,064                0                190
       Shares redeemed                                   0                0                  0
                                                  ---------          ------         -----------

       Balance, December 31, 2002                  194,561            5,000          1,994,270
                                                  =========          ======         ===========

12.  TREASURY STOCK

     The Company accounts for treasury stock using the cost method of accounting.

13.  PREFERRED STOCK

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

14.  COMMITMENTS

     The Company is required to make certain contributions to national and state associations as part of the industry practice of pooling revenues and redistributing to members based on cost to provide services or some other method. The Company's contributions for 2002 amounted to approximately $186K and is expected to be $192K for 2003. The amounts paid to these pools are considered part of the cost of providing access service to interexchange carriers and are included in the rates charged to them.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of the instruments. The fair value of the Company's long-term debt approximates the carrying value of $4,000K due to the short maturity of the debt. The fair value of other financial instruments is estimated by management to approximate the carrying value.

16.  BUSINESS SEGMENTS

     The Company reports segmented information according to Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which requires reporting segment information consistent with the way management internally disaggregates an entity's operations to assess performance and to allocate resources. The Company's segments are strategic business units that offer different products and services and are managed accordingly. We evaluate performance based upon income before taxes adjusting for normalizing one time items, if any. Currently, we have two reportable segments that reflect our business: 1. Telephone (wireline) and 2. Online.

     The wireline segment provides landline telecommunications services, including local, network access, long distance services and messaging, and sells customer premise, private business exchange equipment and yellow and white pages advertising and electronic publishing.

     The Online segment provides high speed and dial up Internet services, help desk operations and video over VDSL.

     The accounting policies used in measuring segment assets and operating results are the same as those described in Note 1. The Company evaluates performance of the segments based on segment operating income. The Company accounts for intersegment sales at current market price or in accordance with regulatory requirements.

     The following information summarizes the Company's business segments for the years 2002, 2001, and 2000:

                                                                                   ($ in Thousands)
                                                                                  2002
                                                                                 Intercompany         Consolidated
                                                 Telephone        Online          Elimination            Total
                                                 ----------------------------------------------------------------
            Operating revenues                    $ 23,757        $ 6,330          $ (2,384)            $ 27,703
            Operating expenses                      18,486          6,334            (2,384)              22,436
            Other income (expenses)                  7,178              3                 0                7,181
            Federal income taxes                     4,151              0                 0                4,151
                                                 ---------       --------         ---------            ---------
            Net income                            $  8,298        $    (1)         $      0             $  8,297
                                                 =========       ========         =========            =========
            Assets                                $ 47,623        $ 7,914          $      0             $ 55,537
            Capital Expenditures                  $  4,702        $ 3,718          $      0             $  8,420

                                                                            ($ in Thousands)
                                                                                 2001
                                                                                 Intercompany         Consolidated
                                                 Telephone        Online          Elimination            Total
                                                 ----------------------------------------------------------------
            Operating revenues                    $ 23,034        $ 6,389          $ (1,885)             $ 27,538
            Operating expenses                      17,509          5,168            (1,885)               20,792
            Other income (expenses)                  4,621              7                 0                 4,628
            Federal income taxes                     3,384            418                 0                 3,802
                                                 ---------       --------         ---------            ----------
            Net income                             $ 6,762        $   810          $      0              $  7,572
                                                 =========       ========         =========             =========
            Assets                                $ 43,222        $ 4,288          $      0              $ 47,510
            Capital Expenditures                  $  8,036        $ 1,360          $      0              $  9,396

                                                                            ($ in Thousands)
                                                                                 2000
                                                                                 Intercompany         Consolidated
                                                 Telephone        Online          Elimination            Total
                                                 ----------------------------------------------------------------
            Operating revenues                    $ 21,983        $ 5,969          $ (1,261)             $ 26,691
            Operating expenses                      16,283          4,032            (1,261)               19,054
            Other income (expenses)                  2,799             12                 0                 2,811
            Federal income taxes                     2,767            663                 0                 3,430
                                                 ---------       --------         ---------             ---------
            Net income                            $  5,732        $ 1,286          $      0              $  7,018
                                                 =========       ========         =========             =========
            Assets                                $ 38,275        $ 3,738          $      0              $ 42,013
            Capital Expenditures                  $  4,079        $   990          $      0              $  5,069

17.  SUBSEQUENT EVENTS

     On February 18, 2003, Warwick Valley Telephone Company closed a commitment with CoBank, ACB with respect to an $18,475K unsecured term credit facility. Under conditions set by the New York Public Service Commission, the Company may use the proceeds of the loan to refinance approximately $4,000K in existing long-term debt and $3,000K under a line of credit. The Company may use the remaining amount available under the facility - $11,475K - to finance capital expenditures and to pay the expenses and fees incurred by the Company in connection with the closing of the loan. In addition the Company may re-borrow amounts repaid under the facility, which will remain available to the Company until September 30, 2004. The Company has drawn on the term credit facility and paid off an existing $3,000K line of credit. The Company intends to repay the $4,000K in long-term debt at its December 1, 2003 maturity date. The Company has no present requirements that necessitate the immediate use of the remaining unused credit.

18.  QUARTERLY INFORMATION (UNAUDITED)

                                                                       Fiscal Year Quarters
                                                                         ($ in Thousands)
                                                    First         Second         Third         Fourth          Total
                                                  ---------------------------------------------------------------------
           Year ended December 31, 2002
           Revenue                                  $6,585        $6,638         $6,995         $7,485        $ 27,703
           Operating Income                          1,331         1,212          1,536          1,188           5,267
           Net Income                                1,797         2,187          2,201          2,112           8,297
           Earnings per share                          .99          1.21           1.22           1.17            4.59

           Year ended December 31, 2001
           Revenue                                  $6,980        $6,830         $6,867         $6,861         $27,538
           Operating Income                          1,738         1,610          2,049          1,349           6,746
           Net Income                                1,725         1,913          2,087          1,847           7,572
           Earnings per share                          .96          1.06           1.15           1.01            4.18

                                  EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION OF EXHIBIT                                PAGE

3(b)                By-Laws, as amended                                    34

4(d)                CoBank Loan Agreement                                  44

16                  Consent of Independent Auditors - Bush & Germain       81

21                  Significant Subsidiaries of Registrant                 82

24                  Orange County-Poughkeepsie Limited Partnership
                      Financial Statements for the years ended          See note
                      December 2002, 2001 and 2000                        below

99.1                Certification pursuant to 18 U.S.C. Section 1350,
                      as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002 signed by
                      M. Lynn Pike - principal Executive Officer.          83

99.2                Certification pursuant to 18 U.S.C. Section 1350,
                      as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002 signed by
                      Phillip A. Grybas - principal Executive Officer.     84

Per Reg. 210-3-09(b), the required Orange/Poughkeepsie audited financial statements will be filed as an amendment to this report. The Company is waiting for the consent form from the Orange/Poughkeepsie independent auditors which will permit use of such financial statements within its 10-K.