Form 10-K/A
period 2002-12-31
WARWICK VALLEY TELEPHONE CO
filed 2003-04-04
CIK 104777

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     -------

                                   FORM 10-K/A

  X  ANNUAL REPORT FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR
 ---
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          ---          THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from _____to_____

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

                                     -------

Warwick Valley Company hereby amends the following exhibits of its Annual Report for the year ended December 31, 2002 on form 10-K as set forth in the pages attached hereto:

     (1) Exhibit 24-a Consent of Independent Auditors-Deloitte & Touche LLP for the year 2002.

     (2) Exhibit 24-b Orange County-Poughkeepsie Limited Partnership Financial Statements for the years ended December 31, 2002 and 2001.





                                                Warwick Valley Telephone Company


                                                By /s/  Philip A. Grybas
                                                   ---------------------
                                                (Vice President, Treasurer and
                                                Chief Financial Officer)