Form 10-Q
period 2003-03-31
WARWICK VALLEY TELEPHONE CO
filed 2003-05-15
CIK 104777

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q


      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---                      EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                ---------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---                      EXCHANGE ACT OF 1934

                        For the transition period from _____ to _____

                         Commission file number 0-11174
                                                -------

                        WARWICK VALLEY TELEPHONE COMPANY
             (Exact name of registrant as specified in its charter)

                 New York                            14-1160510                .
--------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


    47 Main Street, Warwick, New York                   10990                  .
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code    (845) 986-8080
                                                   -------------------



Former name, former address and former fiscal year, if changed since last report.


         INDICATE BY CHECK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              ---    ---

         Indicate by check mark if registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). YES  X   NO    .
                                       ---     ---

         Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date: 1,800,353 Common Shares, no par value, outstanding at May 12, 2003.

                                INDEX TO FORM 10Q


     PART 1  -  FINANCIAL INFORMATION

     Item 1.      Financial Statements
                     Consolidated Balance Sheets as of 3/31/03 (Unaudited) and 12/31/02 (Audited).
                     Consolidated Statement of Income for the Three Months ended 3/31/03 and 3/31/02 (Unaudited).
                     Consolidated Statement of Cash Flows for the Three Months ended 3/31/03 and 3/31/02 (Unaudited).
                     Notes to Consolidated Financial Statements (Unaudited).

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3.      Quantative and Qualitative Disclosures about Market Risk.

     Item 4.      Controls and Procedures.


     PART 2 - OTHER INFORMATION


     Item 1.      Legal Proceedings.

     Item 4.      Submission of Matters to a Vote of Securities Holders.

     Item 5.      Other Information

     Item 6.      Exhibits and Reports on Form  8-K.

                        WARWICK VALLEY TELEPHONE COMPANY
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)


                                                                            MARCH 31,    DECEMBER 31,
ASSETS                                                                        2003           2002
------                                                                      --------       --------

Current Assets:
      Cash                                                                  $  3,522       $  1,641
      Accounts receivable - net of reserve for uncollectibles                  3,538          3,428
      Refundable income taxes                                                      0            313
      Materials and supplies                                                   1,364          1,468
      Prepaid expenses                                                           579            544
                                                                            --------       --------
Total Current Assets                                                           9,003          7,394
                                                                            --------       --------

Noncurrent Assets:
      Unamortized debt issuance expense                                          129              5
      Intangible asset - pension                                                 831            831
      Other deferred charges                                                     135             27
      Investments                                                              7,413          7,775
                                                                            --------       --------
Total Noncurrent Assets:                                                       8,508          8,638
                                                                            --------       --------

Property, Plant and Equipment:
      Plant in service                                                        64,308         63,358
      Plant under construction                                                 1,688          1,974
                                                                            --------       --------
                                                                              65,996         65,332
           Less:  Accumulated depreciation                                    26,444         25,827
                                                                            --------       --------

Total Property, Plant and Equipment                                           39,552         39,505
                                                                            --------       --------

      TOTAL ASSETS                                                          $ 57,063       $ 55,537
                                                                            ========       ========

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Notes payable                                                         $  2,500       $  5,000
      Current maturities of long term debt                                     4,000          4,000
      Accounts payable                                                         1,327          2,652
      Advance billing and payments                                               209            230
      Customer deposits                                                          133            125
      Accrued taxes                                                              801             66
      Accrued interest                                                           105             74
      Pension and post retirement benefits                                       579            516
      Other accrued expenses                                                     558            537
                                                                            --------       --------
Total Current Liabilities                                                     10,212         13,200
                                                                            --------       --------

                                                                            --------       --------
Long-term Debt                                                                 3,149              0
                                                                            --------       --------

Deferred Credits and Other Long Term Liabilites:
      Accumulated deferred federal income taxes                                4,096          3,978
      Unamortized investment tax credits                                          19             22
      Other deferred credits                                                      20             20
      Post retirement benefit obligation:                                      2,927          2,812
                                                                            --------       --------
Total Deferred Credits and Other Long Term Liabilites                          7,062          6,832
                                                                            --------       --------

Stockholders Equity:
      Preferred stock - 5% cumulative; $100 par value;
          Authorized 7,500 shares; Issued and outstanding 5,000 shares           500            500
      Common stock - no par value; Authorized shares 2,160,000                 3,492          3,481
          Issued 1,994,423 for 3/31/03 and 1,994,270 for 12/31/02
      Treasury stock at cost, 194,561 shares                                  (3,598)        (3,598)
      Minimum pension liability                                                 (269)          (269)
      Retained earnings                                                       36,515         35,391
                                                                            --------       --------
Total Shareholders Equity                                                     36,640         35,505
                                                                            --------       --------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 57,063       $ 55,537
                                                                            ========       ========

      Please see the accompanying notes, which are an integral part of the financial statements.

                        WARWICK VALLEY TELEPHONE COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                         FOR THE PERIOD ENDING MARCH 31,
                                ($ in thousands)

                                                  2003               2002
                                               -----------       -----------

OPERATING REVENUES:
      Local network service                    $     1,031       $     1,105
      Network access service                         2,326             2,024
      Long distance network service                    493               499
      Directory advertising                            365               324
      Long distance sales                              463               478
      Internet services                              1,595             1,299
      Other services and sales                         872               856
                                               -----------       -----------

      Total operating revenues                       7,145             6,585
                                               -----------       -----------

OPERATING EXPENSES:
      Plant specific                                 1,133               989
      Plant non-specific:
        Depreciation & Amortization                  1,164               957
        Other                                          645               585
      Customer operations                            1,036             1,107
      Corporate operations                           1,068               930
      Cost of services and sales                       467               341
      Property, revenue and payroll taxes              389               345
                                               -----------       -----------

      Total operating expenses                       5,902             5,254
                                               -----------       -----------

      OPERATING INCOME                               1,243             1,331

OTHER INCOME (EXPENSES)
      Interest expense                                (105)             (129)
      Interest income                                    1                 2
      Income from cellular partnership               1,887             1,383
      Other income (expense)                           (21)              103
                                               -----------       -----------

      Total other income (expense) - net             1,762             1,359
                                               -----------       -----------

      INCOME BEFORE INCOME TAXES                     3,005             2,690

FEDERAL INCOME TAXES                                 1,010               893

      NET INCOME                                     1,995             1,797

PREFERRED DIVIDENDS                                      6                 6
                                               -----------       -----------

      INCOME APPLICABLE TO COMMON STOCK        $     1,989       $     1,791
                                               ===========       ===========

      NET INCOME PER AVERAGE SHARE OF
       OUTSTANDING COMMON STOCK                $      1.10       $      0.99
                                               ===========       ===========

      AVERAGE SHARES OF COMMON STOCK
       OUTSTANDING                               1,799,837         1,803,622
                                               ===========       ===========

      Please see the accompanying notes, which are an integral part of the financial statements.

                        WARWICK VALLEY TELEPHONE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         FOR THE PERIOD ENDING MARCH 31,
                                ($ in thousands)

                                                                        2003          2002
                                                                       -------       -------

CASH FLOW FROM OPERATING ACTIVITIES:
      Net Income                                                       $ 1,995       $ 1,797
      Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization                                    1,164           957
        Deferred income tax and investment tax credit                      117            65
        Interest charged to construction                                   (21)         (104)
        Income from partnership                                         (1,887)       (1,383)

Change in assets and liabilities:
      (Increase) Decrease in accounts receivable                          (111)         (141)
      (Increase) Decrease in materials and supplies                        104           148
      (Increase) Decrease in prepaid expenses                              (34)         (133)
      (Increase) Decrease in deferred charges                             (108)           60
      Increase (Decrease) in accounts payable                           (1,325)          371
      Increase (Decrease) in customers' deposits                             7           (11)
      Increase (Decrease) in advance billing and payment                   (21)         (188)
      Increase (Decrease) in accrued expenses                            1,078           732
      Increase (Decrease) in post retirement benefits obligations          177             9
      Increase (Decrease) in other liabilities                              20            46
                                                                       -------       -------

Net cash provided by operating activities                                1,155         2,225
                                                                       -------       -------

CASH FLOW FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment                         (1,208)       (2,988)
      Interest charged to construction                                      21           104
      Distribution from partnership                                      2,250             0
                                                                       -------       -------

Net cash used in investing activities                                    1,063        (2,884)
                                                                       -------       -------

CASH FLOW FROM FINANCING ACTIVITIES:
      Increase (Decrease) in notes payable                              (2,500)        1,500
      Proceeds from issuance of long term debt                           3,149             4
      Unamortized debt issuance                                           (126)            0
      Dividends (Common & Preferred)                                      (870)         (782)
      Sale of common stock                                                  10             0
                                                                       -------       -------

Net cash provided by (used in) financing activities                       (337)          722
                                                                       -------       -------

Increase (Decrease) in cash and cash equivalents                         1,881            63

Cash and cash equivalents at beginning of period                         1,641           581
                                                                       -------       -------

Cash and cash equivalents at end of period                             $ 3,522       $   644
                                                                       =======       =======

      Please see the accompanying notes, which are an integral part of the financial statements.

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year and such results are subject to year-end adjustments and an annual independent audit.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements at that date. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on form 10-K.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

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

     REVENUE RECOGNITION

         The Company earns revenue principally by providing communication related services to its customers, which include end users who purchase local service, toll service, internet access, video over VDSL and interexchange carriers who resell network access services. Under specific customer agreements the Company bills basic telephone and video services in advance under three separate cycles ranging from fifteen to thirty days during the month. Internet services are billed in arrears.

NOTE 2:  EARNINGS PER SHARE

         Earnings per share are based on the average number of actual shares outstanding of 1,799,837 and 1,803,622 for the three-months ending March 31, 2003 and 2002, respectively.

NOTE 3:  SEGMENTED INFORMATION

         Warwick Valley Telephone Company's segments are strategic business units that offer different products and services and are managed accordingly. We evaluate performance based upon income before taxes adjusting for normalizing one time items, if any. Currently, we have two reportable segments that reflect our business: 1. Telephone (wireline) and 2. Internet.

         The wireline segment provides landline telecommunications services, including local, network access, long distance services, and messaging and sells customer premise, private business exchange equipment and yellow and white pages advertising and electronic publishing.

         The Internet segment provides high speed and dial up internet services, help desk operations, and video over VDSL.

NOTE 4: INVENTORY

         Inventories are carried at average original cost except that specific costs are used in the case of large individual items. As of March 31, 2003 and December 31, 2002, the Material and Supplies inventory consisted of the following:

                                                                       2003           2002
                                                                        ($ in thousands)
                                                                  ------------    ------------
            Inventory for outside plant                           $        293    $        330
            Inventory for inside plant                                     548             650
            Inventory for online plant                                     287             257
            Inventory of video equipment                                    71              56
            Inventory of equipment held for sale or lease                  165             175
                                                                  ------------    ------------
                                                                  $      1,364    $      1,468
                                                                  ============    ============

NOTE 5: INVESTMENTS

         The Company has a 7.5% investment interest in the Orange
County-Poughkeepsie Limited Partnership ("O-P"), which is accounted for under the equity method. The majority owner and general partner is Verizon Wireless of the East L.P.

          The partnership is individually significant as defined by applicable SEC regulations. The following summarizes its income statement (unaudited):

              Three months ended March 31,
                    ($ in thousands)
                                     2003               2002
                                   -------            -------
Net sales                          $31,687            $23,722
Costs & expenses
  Cellular service cost              5,436              3,423
  Operating expenses                   602              1,400
                                   -------            -------
                                     6,038              4,823

Net operating income                25,649             18,899
Other income                           616                313
                                   -------            -------

Net income                          26,265             19,212
                                   =======            =======

WVT income share                   $ 1,970            $ 1,441
                                   =======            =======


         Partnership financial statements are typically received well after the Company's books are closed. Consequently, the Company relies upon Partnership income estimates (as well as its own estimates) in order to close the Company's books on a timely basis. Historically, differences between conservatively booked income and subsequent Partnership reported income have been minor. The Company typically treats such differences as a timing difference with adjustments taking place immediately in the next financial period. (Also see Other Income and Expense.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEWS:  RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2003 -
            ---------------------------------------------------------

NET INCOME
----------

          The Company's net income from all sources increased $198K (or 11.0%) to $1,995K for the three-month period ended March 31, 2003, as compared to an increase of $73K (or 4.2%) to $1,797K for the corresponding period in 2002.

            Net income for the three month period ending March 31, 2003 ($ in thousands):

                                                                                  Intercompany      Consolidated
                                                      Telephone      Internet      Elimination          Total
                                                  ------------- ------------- ----------------- -----------------
            Operating revenues                           6,028         1,595             (478)             7,145
            Operating expenses                           4,860         1,520             (478)             5,902
            Other income (expenses)                      1,761             1                               1,762
            Federal income taxes                           967            43                               1,010
                                                  ------------- ------------- ----------------- -----------------
            Net income                                   1,962            33                               1,995
                                                  ============= ============= ================= =================

            Net income for the three month period ending March 31, 2002:

                                                                                 Intercompany      Consolidated
                                                   Telephone      Internet       Elimination          Total
                                                  ------------- ------------- ------------------- ---------------
            Operating revenues                           5,908         1,299               (622)           6,585
            Operating expenses                           4,579         1,297               (622)           5,254
            Other income (expenses)                      1,358             1                               1,359
            Federal income taxes                           910          (17)                                 893
                                                  ------------- ------------- ------------------- ---------------
            Net income                                   1,777            20                               1,797
                                                  ============= ============= =================== ===============

         The Company's net income for the three month period ending March 31, 2003 was affected by an increase in access revenues due to switched access price increases, increased DSL revenues and by a substantial increase in income from O-P.

REVENUE
-------

         Operating revenues increased by $560K (or 8.5%) to $7,145K for the three-month period ended March 31, 2003 as compared to a decrease of $395K (or 5.7%) to $ $6,585K for the corresponding period of 2002. The change in operating revenues was primarily the result of increases of $213K (or 80.2%) in DSL revenues, $137K (or 66.8%) in interstate switched access revenues, $94K (or 21.1%) in end user revenues and new revenues in the amount of $122K in video during the period as compared to the same three-month period of 2002. While a significant part of the DSL revenue increase was due to additional customers, a portion of the increase is a result of timing adjustments. Switched access revenues increased primarily as a result of price increases.

           For the three month period ending March 31, 2003 ($ in thousands):

           Revenues From:                                                        Intercompany     Consolidated
                                                   Telephone      Internet       Elimination          Total
                                                 -------------- -------------- ----------------- ----------------
           Local network services                        1,058                             (27)            1,031
           Network access revenues                       2,649                            (323)            2,326
           Long distance network service                   493                                               493
           Directory advertising                           365                                               365
           Long distance sales                             463                                               463
           Internet services                                            1,595                              1,595
           Other services and sales                      1,000                            (128)              872
                                                 -------------- -------------- ----------------- ----------------
           Total operating revenues                      6,028          1,595             (478)            7,145
                                                 ============== ============== ================= ================

For the three month period ending March 31, 2002 ($ in thousands):

Revenues From:                                                         Intercompany     Consolidated
                                        Telephone       Internet       Elimination          Total
                                       ------------- --------------- ----------------- ----------------
Local network services                        1,195                              (90)            1,105
Network access revenues                       2,556                             (532)            2,024
Long distance network service                   499                                                499
Directory advertising                           324                                                324
Long distance sales                             478                                                478
Internet services                                             1,299                              1,299
Other services and sales                        856                                                856
                                       ------------- --------------- ----------------- ----------------
Total operating revenues                      5,908           1,299             (622)            6,585
                                       ============= =============== ================= ================









         Long Distance revenues continue to show small decreases due primarily to intense competition from other long distance carriers as well as wireless providers. Internet service revenues have increased $296K (or 22.8%) due to increases of $213K (or 80.2%) in DSL revenues (the result of an increase in DSL subscribers of 61.0% over 2002) and additional revenues of $122K in video. The Company's video service was not operational during the same period last year. Directory advertising has increased 12.7% over the prior period primarily due to efficiencies gained by full incorporation of our sales force in house and successful solicitation/retention of customers.

         Competitive local exchange (CLEC) services and full inter-exchange long distance service are provided by WVTC in selected areas outside of its own servicing territory. CLEC revenues are generated by providing local service to customers located in certain Frontier - a Citizens Communications Company - and Sprint areas giving the customer a choice of service providers.

EXPENSE
-------

         Total operating expenses increased $686K (or 12.3%) for the three month period ended March 31, 2003 as compared to the same period in 2002. An increase of $207K (or 21.6%) in depreciation expenses was due to network upgrades. Benefit expenses increased in the amount of $267K (or 44.0%) primarily due to increased pension costs. Increases of $41K (or 98.5%) in proxy expenses and $230K (or 77.0%) in legal fees resulted from a complex proxy contest and solicitation during 2003. Additional operating costs in the amount of $167K were associated with the launch of our Video product during the first quarter of 2003.

         For the three month period ending March 31, 2003 ($ in thousands):

         Expenses From:                                                               Intercompany      Consolidated
                                                      Telephone        Internet       Elimination           Total
                                                    --------------- --------------- ----------------- ------------------
         Plant specific                                      1,003             130                                1,133
         Plant non-specific:
           Depreciation                                        928             236                                1,164
           Other                                               207             438                                  645
         Customer operations                                   992              44                                1,036
         Corporate operations                                1,032              36                                1,068
         Cost of services and sales                            316             629             (478)                467
         Property, revenue and payroll tax                     382               7                                  389
                                                    --------------- --------------- ----------------- ------------------
         Total operating expenses                            4,860           1,520             (478)              5,902
                                                    =============== =============== ================= ==================

For the three month period ending March 31, 2002 ($ in thousands):

   Expenses From:                                                               Intercompany      Consolidated
                                              Telephone        Internet         Elimination           Total
                                           ---------------- --------------- ----------------- ------------------
   Plant specific                                      980               9                                  989
   Plant non-specific:
     Depreciation                                      761             196                                  957
     Other                                             273             312                                  585
   Customer operations                               1,046              61                                1,107
   Corporate operations                                925               5                                  930
   Cost of services and sales                          260             703             (622)                341
   Property, revenue and payroll tax                   333              12                                  345
                                           ---------------- --------------- ----------------- ------------------
   Total operating expenses                          4,578           1,298             (622)              5,254
                                           ================ =============== ================= ==================


OTHER INCOME AND EXPENSE
------------------------

         Other income and expenses increased by $403K (or 29.7%) from $1,359K in the three-month period ended March 31, 2002 to $1,762K in the corresponding period of 2003 primarily due to the increase in income from O-P. Year to date, the partnership earnings increased 36.4% over the same comparable period last year. O-P call volume remains the primary factor for the year over year increase, and is on a par with the fourth quarter of 2002 volume.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company had $3,522K of cash and cash equivalents available at March 31, 2003. The Company has a $4,000K line of credit with a bank, of which, $1,500K remained unused at March 31, 2003. Interest is at a variable rate and borrowings are on a demand basis without restrictions. In addition, On February 18, 2003, the Company closed a commitment with CoBank, ACB with respect to an $18,475K unsecured term credit facility at a variable rate. Under conditions set by the New York Public Service Commission, the Company was allowed to use a portion of the proceeds from this loan to refinance $4,000K of existing long-term debt and repay $3,000K under an existing line of credit. The Company may use the remaining amount available under the facility - $11,475K - to finance capital expenditures and pay expenses and fees associated with borrowings made under the facility. The Company may also re-borrow amounts repaid under the facility which will remain available to the Company until September 30, 2004. In February 2003, the Company used $3,149K of the credit facility funds to pay off an existing $3,000K line of credit, plus accrued interest, and closing costs associated with the facility. The Company intends to make an additional draw to repay $4,000K in long-term debt which matures in December 2003. The Company has no present requirements that necessitate the immediate use of the remaining unused credit.

CASH FROM OPERATING ACTIVITIES
------------------------------

         During 2003 the Company's primary source of funds continues to be cash generated from operations, as shown in the consolidated statements of cash flows. For the period ending March 31, 2003 net cash from operating activities was less than our capital expenditures due to the Company's continuing growth of the video business.

CASH FROM INVESTING ACTIVITIES
------------------------------

         Capital expenditures totaled $1,208K during the three-month period ending March 31, 2003 as compared to $2,989K for the corresponding period of 2002. Capital expenditures are expected to be approximately 30% less in 2003 than in 2002 due to the near completion of our video business.

          In order to provide the high-quality communications services expected by our customers, the Company continued to invest in and upgrade its property, plant and equipment. The amount of investment is influenced by demand for services and products, ongoing growth, regulatory commitments and plant refurbishment.

         O-P is licensed to provide cellular services in both Orange and Dutchess Counties, New York. The Company's share in the partnership's earnings increased by approximately $529K (or 36.7%) to $1,970 during the first three months of 2003, compared to $1,441 for the corresponding 2002 period. Partnership earnings are distributed to the Company on a quarterly basis.

CASH FROM FINANCING ACTIVITIES
------------------------------

          Dividends declared by the Board of Directors of Warwick Valley Telephone Company were $0.48 per share for the three-month period ending March 31, 2003, compared to $0.43 for the corresponding period in 2002. The total dividends paid for the first quarter of 2003 for common stock by Warwick Valley Telephone Company were $864K, compared to $776K for the same period in 2002. Warwick Valley Telephone Company's dividend policy considers both the expectations and requirements of shareowners and the internal requirements of the company.


OTHER FACTORS:

COMPETITION
-----------

         The Company's residential customers can purchase telephone sets (including cellular sets) and equipment compatible and operational with the Company's telephone system at other retail outlets inside and outside the Company's territory and not affiliated with the Company. Such outlets include other telephone company telephone stores, department stores, discount stores, mail-order services and Internet websites. Businesses in the Company's service area are also allowed to purchase equipment compatible and operational with the Company's system from other telephone and "interconnect" companies. The Company's territory is surrounded by the territories of Bell Atlantic, Frontier
- A Citizen's Communications Company, and Sprint-United Telephone, all of which offer residential and business telephone equipment. There are also several interconnect companies located within a 30-mile radius of Warwick, New York.

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

         The Company is currently competing with Frontier - A Citizen's Communications Company in the Middletown, New York area for local service through access lines. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. There can be no assurances that the Company will effect any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company's franchise territory.

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

         Online competes both on the basis of service and price. There are numerous competitors throughout Online's market area whose services are available to customers. During the first quarter of 2003, the Company's DSL product has enjoyed strong expansion, growing to a 10.0% penetration level of establishments passed. Conversely, Online's dial-up product has decreased 21.5% due to migration of customers to higher speed internet in areas that are not in the Company's serving territory. Whether growth and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the level of demand for services. In addition, our digital TV product was launched in April of 2002 and is competing heavily against entrenched cable and satellite TV companies.

REGULATION
----------

         The Company has filed a petition with the New York State Public Service Commission ("NYSPSC") seeking approval to reorganize its corporate structure in order to create a holding company that would separate its regulated local exchange operations from its deregulated operations. Under this reorganization plan, corporate management and administrative functions would remain at Warwick Valley Telephone Company, proposed to be renamed WVT Communications Inc., which would become the unregulated holding company of a regulated local exchange subsidiary (proposed to be named Warwick Valley Telephone Company) and other, unregulated subsidiaries. Before the Company may complete this proposed reorganization plan, it must first obtain the approval of the NYSPSC, the New Jersey Board of Public Utilities (NJBPU) and its shareholders.

         On February 19, 2003 the Company's Board of Directors resolved to restate and amend, pursuant to Business Corporation Law Section 807, the Company's Certificate of Incorporation. All restatements and amendments were approved by required percentages of the Company's outstanding Common and Preferred Shares at the Annual Meeting of the Company's shareholders held on April 25, 2003, including the split of the Company's Common Shares in a ratio of three-for-one. Petitions have been filed with the NYSPSC and the New Jersey Board of Public Utilities ("NJBPU") seeking approval of the restated and amended Certificate of Incorporation including the issuance of the additional shares to accommodate the split. Approval is expected to be received by September of 2003 at which point the new Certificate of Incorporation will be filed with the Secretary of State of the State of New York and, a record date will be set for the split.

FORWARD LOOKING STATEMENTS
--------------------------

          Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others the following: general economic and business conditions, both nationally and in the geographic regions in which the Company operates; industry capacity; demographic changes; existing governmental regulations and changes in or the failure to comply with, governmental regulations; legislative proposals relating to the businesses in which the Company operates; competition; or the loss of any significant ability to attract and retain qualified personnel. Given these uncertainties, current and prospective investors should be cautioned in their reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

         Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, investors should not assume that the Company agrees with any statement or report issued by an analyst irrespective of the content of the statement or report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the Company's responsibility.


ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -
-------------------------------------------------------------------

         The Company does not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes. The Company's only assets exposed to market risk are its interest bearing bank accounts, into which the Company deposits its excess operating funds on a daily basis. The Company's mortgage liabilities currently bear interest at a fixed rate. Refinancing of mortgage liabilities must be done through CoBank. The Company has the option of choosing the following rate options from CoBank: Weekly Quoted Variable Rate, Long-Term Fixed Quote and A Libor Option. (Also see also Liquidity and
Capital Resources.)

ITEM 4.  CONTROLS AND PROCEDURES -
----------------------------------

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

     (b) Changes in internal controls

         We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended March 31, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS-
--------------------------

         As previously reported in a Report on Form 8-K dated March 28, 2003, the suit brought in September 2002 by a shareholder against the Company in the U.S. District Court for the Southern District of New York was dismissed with prejudice on March 27, 2003 by order of the Court based upon a stipulation of counsel to the parties. The suit had alleged, among other things, that the Company was required to either register as an investment company under the Investment Company Act of 1940 or divest its 7.5% limited partnership interest in Orange County - Poughkeepsie Limited Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------

         At the Company's 2003 Annual Meeting of Common Shareholders held on April 25, 2003. Rafael Collado, Robert J. DeValentino and Lynn M. Pike, were elected as directors for three-year terms. The terms of Fred M. Knipp, Wisner H. Buckbee, Philip S. Demarest, Corrina S. Lewis, Joseph E. DeLuca, and Herbert Gareiss, Jr continued after the meeting.

         Matters voted on at the meeting and the results of each vote are as follows:

            Proposal IA.                                              For      Against    Abstain
            ----------------------------------------------------- ------------ --------- -----------
               Set the number of directors at nine until the        1,359,847     3,966      95,303
               next annual meeting:


            Proposal I.                                               For      Against    Withhold
            ----------------------------------------------------- ------------ --------- -----------
               To elect three (3) directors to Class I:
                 Rafael Collado                                     1,312,165                 8,948
                 Robert J. DeValentino                              1,447,511                 9,705
                 M. Lynn Pike                                       1,447,101                10,115
                 Gerald Hellerman                                     137,354                   649


            Proposal IIA.                                             For      Against    Abstain
            ----------------------------------------------------- ------------ --------- -----------
               To approve amendment to increase the number of
               authorized Common Shares and change from no-par
               to $0.01 par:                                        1,347,432     9,317     102,367


            Proposal IIB.                                             For      Against    Abstain
            ----------------------------------------------------- ------------ --------- -----------
               To approve amendment to effect 3-for-1 split of
               Company's Common Shares:                             1,348,321    22,626      88,169


Proposal IIC.                                            For        Against     Abstain       For       Against     Abstain
----------------------------------------------------------------------------------------------------------------------------
                                                                   COMMON                            PREFERRED
   To approve amendment to increase authorized
   Preferred Shares, change the par value of
   unissued Preferred Shares and increase
   flexibility in establishing terms of series:        1,235,596      218,202     5,318       3,434         380          24


            Proposal IID.                                             For      Against    Abstain
            ----------------------------------------------------- ------------ --------- -----------
               To approve amendment to revise the Purpose
               Clause:                                              1,302,593    30,033     126,490

            Proposal IIE.                                             For      Against    Abstain
            ----------------------------------------------------- ------------ --------- -----------
               To approve amendment to change the number of
               Directors:                                           1,289,965    39,292     129,859

            Proposal IIF.                                             For      Against    Abstain
            ----------------------------------------------------- ------------ --------- -----------
               To approve right to remove Directors for cause:      1,321,972  19,120       118,024


            Proposal IIG.                                             For      Against    Abstain
            ----------------------------------------------------- ------------ --------- -----------
               To approve amendment to make various other
               changes to the Certificate of Incorporation:         1,313,380    23,392     122,344


            Proposal III.                                             For        Against     Abstain
            ----------------------------------------------------- ------------ ------------- ---------
               To recommend that the Company spin off its
               interest in the Orange County-Poughkeepsie
               Limited Partnership:                                   176,219     1,248,497    35,606


            Proposal IV.                                              For        Against     Abstain
            ----------------------------------------------------- ------------ ------------- ---------
               To recommend that the Company register with the
               Securities Exchange Commission as an investment
               company under the Investment Company Act of 1940:      192,535     1,262,201     5,586


ITEM 5. OTHER INFORMATION
-------------------------

         a)   Election of Officers

              At its reorganizational meeting on April 25, 2003, the Board of Directors elected the following persons to the positions set forth opposite their names:

                  Wisner H. Buckbee        Chairman of the Board
                  Fred M. Knipp            Vice Chairman of the Board
                  M. Lynn Pike             President, Chief Executive Officer
                  Philip A. Grybas         Vice President, Chief Financial
                                           Officer, Treasurer
                  Herbert Gareiss, Jr.     Vice President, Secretary
                  Larry Drake              Vice President
                  Brenda A. Schadt         Vice President
                  Colleen M. Shannon       Assistant Secretary

         b)   Early Retirement

              During the first quarter of 2003 an early retirement package was offered to sixteen employees of the Company. Six of these employees accepted the package.

         c)   Labor Relations

              The Company's non-management employees are represented by Local 503 of the International Brotherhood of Electrical Workers ("IBEW"). On May 13, 2003 IBEW members voted in favor of a five-year agreement (retroactive to May 1, 2003) with the Company. The highlights of this contract included wage increases of 3% for years 2003, 2004 and 2005 as well as wage increases of 3.5% for years 2006 and 2007. Cost controls were established in regard to both the Company's pension and medical plans. IBEW has agreed to continue to work with the Company to control pension and medical costs.

         d)   Shareholders in 401(k) Plan

              As of March 31, 2003 3.7% of the Company's outstanding Common Shares were held by employees in the Company's 401(k) plan. These amounts fluctuate quarterly.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         a)   Exhibits -

              99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by M. Lynn Pike-principal Executive Officer.

              99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Philip A. Grybas-principal Financial Officer.

         b)   Reports on Form 8-K -

              April 29, 2003. Item Reported: The Company reported a press release in which the principal results of the votes held at its Annual Meeting of Shareholders on April 23, 2003 were announced.

              March 28, 2003. Item Reported: The suit filed against the Company in the Southern District of New York alleging that the Company should register as an investment company under the Investment Company Act of 1940 was dismissed with prejudice on March 27, 2003 by order of the Court based upon a stipulation of counsel to the parties.

              February 28, 2003. Item Reported: On February 18, 2003, the Company closed a commitment with CoBank, ACB with respect to an $18,475,000 unsecured term credit facility.

              February 3, 2003. Item Reported: Withdrawn by the Company its Application for Order of Exemption Pursuant to Section 3(b)(2) of the Investment Company Act of 1940 as Amended.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Warwick Valley Telephone Company
                                              Registrant



Date  5/15/03                        /S/ M. Lynn Pike
                                     M. Lynn Pike, President
                                     (Chief Executive Officer)



Date 5/15/03                         /S/Philip A. Grybas
                                     Philip A. Grybas, Vice President, Treasurer
                                     (Principal Financial and Chief Accounting
                                     Officer)

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


     Date May 15, 2003                /s/ M. Lynn Pike
          ------------                ------------------
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


  Date May 15, 2003              /s/ Philip A. Grybas
       ------------              ----------------------
                                 Name:  Philip A. Grybas
                                 Title: Vice President, Chief Financial Officer