Form 10-Q
period 2003-06-30
WARWICK VALLEY TELEPHONE CO
filed 2003-08-15
CIK 104777

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549



                                    FORM 10-Q


      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                --------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---

                              EXCHANGE ACT OF 1934

               For the transition period from       to

                         Commission file number 0-11174
                                                -------


                        WARWICK VALLEY TELEPHONE COMPANY
                        --------------------------------
             (Exact name of registrant as specified in its charter)

New York                                                    14-1160510
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                           Identification No.)

47 Main Street, Warwick, New York                              10990
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code    (845) 986-8080
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

      Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date: August 12, 2003 Common Shares, no par value, outstanding at 1,800,359

                                INDEX TO FORM 10Q


   PART 1  -  FINANCIAL INFORMATION


   1.         Financial Statements
              Consolidated Balance Sheets as of 6/30/03 (Unaudited) and 12/31/02 (unaudited).                           3
              Consolidated Statements of Income for the Three and Six Months ended 6/30/03 and 6/30/02 (Unaudited).     4
              Consolidated Statements of Cash Flows for the Six Months ended 6/30/03  and 6/30/02 (Unaudited).          5
              Notes to Consolidated Financial Statements (Unaudited).                                                 6-9

   2.         Management's Discussion and Analysis of Financial Condition and Results of Operations                  9-14


   3.         Quantative and Qualitative Disclosures about Market Risk.                                                15


   4.         Controls and Procedures.                                                                                 15


   PART 2 - OTHER INFORMATION


   Item 5.    Other Information                                                                                       15

   Item 6.    Exhibits and Reports on Form  8-K.                                                                      15

   Exhibits

              31.1    Chief Executive Officer Certification

              31.2    Chief Financial Officer Certification

              32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by M. Lynn Pike-principal Executive
                      Officer.

              32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Philip A. Grybas-principal Financial
                      Officer.

   Reports on Form 8-K -

                      8-K filed on June 30, 2003.

                      8-K filed on August 1, 2003.


      ITEM  1. FINANCIAL STATEMENTS

                        WARWICK VALLEY TELEPHONE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                   ($ in thousands except per share amounts)



                                                                               JUNE 30        DECEMBER 31
ASSETS                                                                          2003             2002
------                                                                        --------         --------
Current Assets:
      Cash                                                                    $  1,760         $  1,641
      Accounts receivable - net of reserve for uncollectibles                    3,183            3,428
      Refundable income taxes                                                        0              313
      Materials and supplies                                                     1,436            1,468
      Prepaid expenses                                                             663              544
                                                                              --------         --------
Total Current Assets                                                             7,042            7,394

      Unamortized debt issuance expense                                            124                5
      Intangible asset - pension                                                   831              831
      Other deferred charges                                                       264               27
      Investments                                                                7,911            7,775

Property, Plant and Equipment:
      Plant in service                                                          65,729           63,358
      Plant under construction                                                     967            1,974
                                                                              --------         --------
      Total plant                                                               66,696           65,332
           Less:  Accumulated depreciation                                      27,336           25,827
                                                                              --------         --------

Total Property, Plant and Equipment                                             39,360           39,505
                                                                              --------         --------

      TOTAL ASSETS                                                            $ 55,532         $ 55,537
                                                                              ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Notes payable                                                           $      0         $  5,000
      Current maturities of long term debt                                       4,000            4,000
      Accounts payable                                                           1,476            2,652
      Advance billing and payments                                                 187              230
      Customer deposits                                                            119              125
      Accrued taxes                                                                205               66
      Accrued interest                                                             105               74
      Pension and post retirement benefits                                         388              516
      Other accrued expenses                                                       692              537
                                                                              --------         --------
Total Current Liabilities                                                        7,172           13,200
                                                                              --------         --------
Long-term Debt                                                                   3,149                0
                                                                              --------         --------

Deferred Credits and Other Long Term Liabilities
      Deferred income taxes                                                      4,250            3,978
      Unamortized investment tax credits                                            16               22
      Other deferred credits                                                        20               20
      Post retirement benefit obligation                                         3,212            2,812
                                                                              --------         --------
Total Deferred Credits and Other Long Term Liabilities                           7,498            6,832

Stockholders' Equity
      Preferred stock - 5% cumulative; $100 par value;
          Authorized 7,500 shares; issued and outstanding 5,000 shares             500              500
      Common stock - no par value; authorized shares 2,160,000                   3,529            3,481
          Issued 1,994,914 at 6/30/03 and 1,994,270 at 12/31/02
      Treasury stock at cost, 194,561                                           (3,598)          (3,598)
      Minimum pension liability                                                   (269)            (269)
      Retained earnings                                                         37,551           35,391
Total Stockholders' Equity                                                      37,713           35,505
                                                                              --------         --------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 55,532         $ 55,537
                                                                              ========         ========




Please see the accompanying notes, which are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                   ($ in thousands except per share amounts)

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                       2003           2002             2003            2002
                                                       ----           ----             ----            ----
OPERATING REVENUES:
      Local network service                        $     1,006     $       987     $     2,037     $     2,092
      Network access service                             2,441           1,948           4,767           3,972
      Long distance network service                        472             502             965           1,001
      Directory advertising                                345             316             710             640
      Long distance sales                                  449             475             912             953
      Internet services                                  1,648           1,588           3,243           2,888
      Other services and sales                             830             822           1,702           1,678
                                                   ---------------------------     ---------------------------

      Total operating revenues                           7,191           6,638          14,336          13,224
                                                   ---------------------------     ---------------------------

OPERATING EXPENSES:
      Plant specific                                     1,144           1,068           2,277           2,057
      Plant non-specific:
        Depreciation & amortization                      1,237             981           2,401           1,938
        Other                                              697             572           1,342           1,157
      Customer operations                                1,084             934           2,120           2,041
      Corporate operations                               1,203             820           2,271           1,750
      Cost of services and sales                           812             669           1,279           1,010
      Property, sales and use and payroll taxes            326             382             715             727
                                                   ---------------------------     ---------------------------

      Total operating expenses                           6,503           5,426          12,405          10,680
                                                   ---------------------------     ---------------------------

      OPERATING INCOME                                     688           1,212           1,931           2,544

OTHER INCOME (EXPENSES)
      Interest expense & income                           (122)           (141)           (226)           (269)
      Income from cellular partnership                   2,373           2,010           4,260           3,393
      Other income (expense)                                45             160              24             262
                                                   ---------------------------     ---------------------------

      Total other income (expense) - net                 2,296           2,029           4,058           3,386
                                                   ---------------------------     ---------------------------

      INCOME BEFORE INCOME TAXES                         2,984           3,241           5,989           5,930

FEDERAL INCOME TAXES                                     1,021           1,053           2,031           1,945

      NET INCOME                                         1,963           2,188           3,958           3,985

PREFERRED DIVIDENDS                                          6               6              13              13
                                                   ---------------------------     ---------------------------

INCOME APPLICABLE TO COMMON STOCK                  $     1,957     $     2,182     $     3,945     $     3,972
                                                   ===========================     ===========================

BASIC AND DILUTED EARNINGS PER SHARE               $      1.09     $      1.21     $      2.19     $      2.20
                                                   ===========================     ===========================

      WEIGHTED AVERAGE SHARES OF COMMON
        STOCK OUTSTANDING                            1,800,320       1,803,661       1,800,086       1,803,642
                                                   ===========================     ===========================



Please see the accompanying notes, which are an integral part of the consolidated financial statements.

                        WARWICK VALLEY TELEPHONE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                ($ in thousands)


                                                                        JUNE 30,         JUNE 30,
                                                                          2003            2002
                                                                        --------         --------

CASH FLOW FROM OPERATING ACTIVITIES:
      Net income                                                         $ 3,958         $ 3,985
      Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization                                      2,401           1,938
        Deferred income tax and investment tax credit                        580             107
        Interest charged to construction                                     (33)           (199)
        Income from partnership                                           (4,260)         (3,393)

Change in assets and liabilities:
      (Increase) Decrease in accounts receivable                             245             302
      (Increase) Decrease in materials and supplies                           32            (537)
      (Increase) Decrease in prepaid expenses                               (119)           (158)
      (Increase) Decrease in deferred charges                               (237)             92
      Increase (Decrease) in accounts payable                             (1,176)           (537)
      Increase (Decrease) in customers' deposits                              (6)            (15)
      Increase (Decrease) in advance billing and payment                     (43)            244
      Increase (Decrease) in accrued expenses                                170              28
      Increase (Decrease) in post retirement benefits obligations            272              (1)
      Increase (Decrease) in other liabilities                               134              64
                                                                         -------         -------

Net cash provided by operating activities                                  1,918           1,920
                                                                         -------         -------

CASH FLOW FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment                           (2,250)         (4,156)
      Interest charged to construction                                        33             199
      Distribution from partnership                                        4,125           2,250
      Changes in other investments                                             0            (400)
                                                                         -------         -------

Net cash provided by (used in) investing activities                        1,908          (2,107)
                                                                         -------         -------

CASH FLOW FROM FINANCING ACTIVITIES:
      Increase (Decrease) in notes payable                                (5,000)          1,650
      Proceeds from issuance of long term debt                             3,149               0
      Unamortized debt issuance                                             (127)              0
      Dividends (Common & Preferred)                                      (1,777)         (1,564)
      Sale of common stock                                                    48               5

Net cash provided by (used in) financing activities                       (3,707)             91
                                                                         -------         -------

Increase (Decrease) in cash and cash equivalents                             119             (96)

Cash and cash equivalents at beginning of year                             1,641             580
                                                                         -------         -------

Cash and cash equivalents at end of period                               $ 1,760         $   484
                                                                         =======         =======

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Warwick Valley Telephone Company ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year.

         The dollar amounts presented are rounded to the nearest thousand. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

         Our investment in the Orange County-Poughkeepsie Limited Partnership (O-P) is accounted for under the equity method of accounting. Our other investments, where we do not exercise significant control or receive income distributions, are accounted for under the cost method of accounting.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements at that date. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

NOTE 2: REVENUE RECOGNITION

         The Company earns revenue principally by providing communication related services to its customers, which include end users who purchase local service, toll service, Internet access, video over VDSL and interexchange carriers who resell network access services. These revenues are recognized when the services are provided.

NOTE 3: EARNINGS PER SHARE

         Basic and diluted earnings per share are based on the weighted average number of actual shares outstanding of 1,800,086 and 1,803,642 for the six months period ending June 30, 2003 and 2002, and 1,800,320 and 1,803,661 for the three month period ending June 30, 2003 and 2002.

         The Company did not have any common stock equivalents as of June 30, 2003 and 2002.

NOTE 4: COMPREHENSIVE INCOME

         Comprehensive income approximates net income for the three and six months period ended June 30, 2003 and 2002, respectively.

NOTE 5: FINANCIAL ACCOUNTING STATEMENT NO. 143 ADOPTION

         The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the assets. SFAS No. 143 requires that a liability for an asset retirement obligation be recognized when incurred and reasonably estimable, recorded at fair value, and classified as a liability in the balance sheet. When the liability is initially recorded, the entity capitalizes the cost and increases the carrying value of the related long-lived asset. The liability is then accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. At the settlement date, the entity will settle the obligation for its recorded amount and recognize a gain or loss upon settlement.

         Warwick Valley Telephone Company is a regulated telephone company and as such follows the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" and therefore conforms to the accounting principles as prescribed by the respective state public utility commissions and the Federal Communications Commission ( FCC ), and where applicable, accounting principles generally accepted in the United States of America. In accordance with federal and state regulations, depreciation expense for the Company's wireline telecommunications business has historically included an additional provision for cost of removal. In December 2002, the Federal Communications Commission
(FCC) notified wireline carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future. As a result of the FCC ruling, the Company will continue to record a regulatory liability for cost of removal for its telecommunications business that follow the accounting prescribed by SFAS No. 71. The regulatory liability for cost of removal included in accumulated depreciation amounted to $1,104K and $981K at June 30, 2003 and 2002, respectively.

         For the Company's operations not subject to SFAS No. 71, the Company has determined that it does not have a material legal obligation to remove long-lived assets as prescribed by SFAS No. 143. Accordingly, the Company has not accrued a liability for anticipated removal costs in the past and will continue to expense the costs of removal as incurred.

NOTE 6: SEGMENTED INFORMATION

         Warwick Valley Telephone Company's segments are strategic business units that offer different products and services and are managed as telephony and online services. We evaluate performance based upon income before taxes.

         The wireline segment provides landline telecommunications services, including local, network access, long distance services and messaging, and sells customer premise equipment, private business exchange equipment and yellow and white pages advertising and electronic publishing.

         The Online segment provides high speed and dial up Internet services, help desk operations, and video over VDSL.

         Segmented information for the six months ended June 30, 2003 and 2002 ($ in thousands):




                                                      2003                2002
                                                 -----------------------------------
               Revenues
                 Telephone                           $ 12,060            $11,465
                 Online                                 3,243              2,888
                 Eliminations                            (967)            (1,129)
               Total revenues                          14,336             13,224

               Operating income
                 Telephone                              2,164              2,230
                 Online                                  (233)               314
               Total operating income                   1,931              2,544

               Interest expense and income               (226)              (269)
               Partnership income                       4,260              3,393
               Other income (expense)                      24                262
               Income before taxes                      5,989              5,930

               Assets
                 Telephone                             58,921             53,774
                 Online                                 8,091              3,920
                 Eliminations                         (11,480)            (6,219)
               Total assets                            55,532             51,475



         Segmented information for the three months ended June 30, 2003 and 2002 ($ in thousands):

                                                     2003                 2002
                                                 -----------------------------------
               Revenues
                 Telephone                          $ 6,032             $ 5,557
                 Online                               1,648               1,588
                 Eliminations                          (489)               (507)
               Total revenues                         7,191               6,638

               Operating income
                 Telephone                            1,046                 901
                 Online                                (358)                311
               Total operating income                   688               1,212

                                                        2003               2002
                                                 -----------------------------------
               Interest expense and income              (122)              (141)
               Partnership income                      2,373              2,010
               Other income (expense)                     45                160
               Income before taxes                     2,984              3,241




NOTE 7: INVENTORY

         Inventories are carried at average cost except that specific costs are used in the case of large individual items. As of June 30, 2003 and December 31, 2002, the Material and Supplies inventory consisted of the following:

                                                                               ($ in thousands)
                                                                            2003                 2002
                                                                      --------------------------------
                 Inventory for outside plant                          $      272           $      330
                 Inventory for inside plant                                  677                  650
                 Inventory for online plant                                  115                  257
                 Inventory of video equipment                                213                   56
                 Inventory of equipment held for sale or lease               159                  175
                                                                      --------------------------------

                                                                      $    1,436           $    1,468
                                                                      --------------------------------



NOTE 8: PROPERTY, PLANT AND EQUIPMENT

         Plant in service, at cost, consisted of the following as of June 30, 2003 and December 31, 2002:


                                                                                 ($ in thousands)
                                                                             2003                2002
                                                                        ------------------------------

          Land, buildings, furniture and office equipment              $    5,628         $     5,666
          Vehicles and work equipment                                       1,887               2,048
          Central office equipment                                         24,520              24,384
          Customer premise equipment                                        1,724               1,731
          Outside plant equipment                                          23,071              21,671
          Video equipment                                                   3,480               3,109
          Internet equipment                                                5,419               4,749
                                                                       -------------------------------
                                                                       $   65,729         $    63,358
                                                                       ===============================


         It is our policy to capitalize certain costs incurred in connection with developing or obtaining internal software. Capitalized software costs are included in Property, Plant and Equipment and are amortized using estimated service lives of the various classes of telephone plant.

NOTE 9: INVESTMENTS




         The Company is a limited partner in O-P and has a 7.5% investment interest which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P.



         The following summarizes O-P's income statement:


                         (Unaudited)
                  Six months ended June 30,
                       ($ in thousands)

                                      2003         2002
                              ----------------------------
 Net sales                    $       67,973   $      51,007
 Costs & expenses
   Cellular service cost               8,805           6,574
   Operating expenses                  2,746           3,063
                              -------------------------------
                                      11,551           9,637

 Net operating income                 56,422          41,370
 Other income                 $          914             719
                              -------------------------------

 Net income                           57,336   $      42,089
                              ===============================

NOTE 10: NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities--an Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN 46, adopted by the Company in July 2003, requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which the entity obtains an interest after that date. The adoption did not have a material impact to the Company's results of operations, financial position and cash flows.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 will not have an impact upon initial adoption and is currently not expected to have a material effect on our results of operations, financial position and cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires issuers to classify financial instruments within its scope as liabilities (or an asset in some cases). Prior to SFAS No. 150, many of these instruments may have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. For instruments issued prior to May 31, 2003, this standard is to be implemented by reporting the cumulative effect of a change in accounting principle as of July 1, 2003. SFAS No. 150 will not have an impact upon initial adoption and currently is not expected to materially impact the Company's ongoing results of operations, financial position or cash flows.

         In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement. The allocation of revenue to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, which, for the Company, is July 1, 2003. EITF 00-21 will not have an impact upon initial adoption and currently is not expected to have an impact to the Company's ongoing results of operations, financial position or cash flows.

         In May 2003, the EITF reached a consensus on EITF 01-8 "Determining Whether an Arrangement Contains a Lease," relating to new requirements on identifying leases contained in contracts or other arrangements that sell or purchase products or services. The evaluation of whether an arrangement contains a lease within the scope of SFAS No. 13 "Accounting for Leases," should be based on the evaluation of whether an arrangement conveys the right to use property, plant and equipment. This may result in a difference in the timing of revenue recognition. The consensus requires sellers to report the revenue from the leasing component of the arrangement as leasing or rental income rather than revenue from product sales or services. Purchaser's arrangements which previously would have been considered service or supply contracts, but are now considered leases, could affect the timing of their expense recognition and the classification of assets and liabilities on their balance sheet as well as require footnote disclosure of lease terms and future minimum lease commitments. This consensus is effective prospectively for contracts entered into or significantly modified after July 1, 2003. EITF 01-8 will not have an impact upon initial adoption and based on arrangements in place today, will not have a material effect on our results of operations, financial position and cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS ------- OF OPERATIONS


OVERVIEW: RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002-
          ----------------------------------------------------------------------


REVENUE
-------

         Operating revenues increased by $1,112K (or 8.4%) to $14,336K for the six-month period ended June 30, 2003 as compared to a decrease of $586K (or 4.2%) to $13,224 for the corresponding period of 2002.

         Local Network Service revenue was impacted as a result of access lines decreasing 2.44% as compared to last year because of continued second line loss which is primarily due to Internet conversions from dial up to DSL, and flat population growth.

         Network Access revenue increased $796K (or 20 %) compared to last year as a result of price increases that took affect after July 1, 2002.

         Long Distance revenues continue to show small year to year decreases primarily related to intense competition from other long distance carriers as well as wireless providers. However, the Company has recently begun a significant marketing campaign to win back or gain new Long Distance Sales customers.

         Directory advertising revenue has increased 10.9% over the prior period primarily due to the efficiencies gained by full incorporation of our sales force in house and successful solicitation/retention of customers.

         Internet revenues have increased $355K (or 12.3%) overall due to increases of $435K (or 76 %) in DSL revenues (the result of an increase in DSL subscribers of 16.56% over 2002) and additional revenues of $286K (or 493%) in Video. Partially offsetting these increases was a revenue decrease in the amount of $365K (or 15.8%) due to dial up customer loss.

         Other services and sales revenue increased slightly, year over year, due to sales of new broadband circuits to other companies.

EXPENSES
--------

         Total operating expenses increased $ 1,725K (or 16.2%) for the six month period ended June 30, 2003 as compared to the same period in 2002.

         Plant specific, customer operations and corporate operations expenses were impacted by an increase of $560K (or 42.4%) primarily due to increased pension & post retirement costs which was offset by a decrease in salaries and wages of $105K (or 3.1%).

         An increase of $ 463K (or 23.9%) in depreciation expenses was due to network upgrades.

         Corporate operations expenses were also affected by increases of $107K (or 155.7%) in proxy expenses and $ 209K (or 76.6%) in legal fees resulted from a complex proxy contest during 2003.

         Cost of services and sales increases of $380K (or 36.2%) were primarily the result of a settlement with a large interconnection company due to unbilled trunkline charges in the six-month period ended June 30, 2003 versus the comparative period in June 30, 2002, as well as increases in Video costs amounting to $149K (or 68.4%).

         The Company is taking further steps to reduce operating costs by renegotiating trunkline contracts, pursuing organizational restructurings to control labor costs and seeking work process efficiencies through mechanized systems.

OPERATING INCOME
----------------

         Operating Income declined $613K, (or 24.1%), in the first half of 2003 due primarily to significantly higher pension and postretirement costs, rising health care costs, higher trunkline expenses and increased legal and related expenses associated with the recent proxy contest. Depreciation increased 24% or $463K over the prior year due to the significant capital expenditures made in the last half of 2002. Offsetting the decline was an increase in revenue of 8.4% which resulted from higher network access revenues as well as increased DSL and video revenue.

OTHER INCOME AND EXPENSE
------------------------

         Other income and expense increased by $672K (or 19.8%) from $3,386K in the six-month period ended June 30, 2002 to $4,058K in the corresponding period of 2003 primarily due to the increase in income from O-P. Year to date, the partnership earnings increased 25.5 % over the comparable period last year. Strong O-P call volume remains the primary cause of the increase.

CASH FROM OPERATING ACTIVITIES
------------------------------

         During 2003 the Company's primary source of funds continues to be cash generated from operations, as shown in the consolidated statements of cash flows. For the period ending June 30, 2003 net cash from operating activities was less than our capital expenditures due to the Company's continuing growth of the video business.

CASH FROM INVESTING ACTIVITIES
------------------------------

         Capital expenditures totaled $2,250K during the six month period ending June 30, 2003 as compared to $4,156K for the corresponding period of 2002. Capital expenditures are budgeted to be approximately 30% less in 2003 than in 2002 due to the near completion of our video business.

         O-P is licensed to provide cellular services in both Orange and Dutchess Counties, New York. The Company's share in the partnership's earnings increased by approximately $867K (or 25.5%) to $4,260 during the first six months of 2003, compared to $3,393 for the corresponding 2002 period. Partnership earnings are distributed to the Company on a quarterly basis.

CASH FROM FINANCING ACTIVITIES
------------------------------

         Dividends declared by the Board of Directors of the Company were $0.50 per share for the three-month period ending June 30, 2003, $0.43 for the corresponding period in 2002. The total dividends paid for the six month period ended June 30, 2003 on its common shares by the Company were $1,764K, compared to $1,551K for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company had $1,760K of cash and cash equivalents available at June 30, 2003. The Company has a $4,000K line of credit with a bank, of which the entire amount remained unused at June 30, 2003. Interest is at a variable rate and borrowings are on a demand basis without restrictions. In addition, on February 18, 2003, the Company closed a commitment with CoBank, ACB with respect to an $18,475K unsecured term credit facility at a variable rate. Under conditions set by the New York Public Service Commission, the Company was allowed to use a portion of the proceeds from this loan to refinance $4,000K of existing long-term debt and repay $3,000K under an existing line of credit. The Company may use the remaining amount available under the facility - $11,475K - to finance capital expenditures and pay expenses and fees associated with borrowings made under the facility. The Company may also re-borrow amounts repaid under the facility which will remain available to the Company until September 30, 2004. In February 2003, the Company used $3,149K of the credit facility funds to pay off an existing $3,000K line of credit, plus accrued interest, and closing costs associated with the facility. The Company intends to make an additional draw to repay $4,000K in long-term debt which matures in December 2003. The Company has no present requirements that necessitate the immediate use of the remaining unused credit

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities--an Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN 46, adopted by the Company in July 2003, requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which the entity obtains an interest after that date. The adoption did not have a material impact to the Company's results of operations, financial position and cash flows.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 will not have an impact upon initial adoption and currently is not expected to have a material effect on our results of operations, financial position and cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires issuers to classify financial instruments within its scope as liabilities (or an asset in some cases). Prior to SFAS No. 150, many of these instruments may have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. For instruments issued prior to May 31, 2003, this standard is to be implemented by reporting the cumulative effect of a change in accounting principle as of July 1, 2003. SFAS No. 150 will not have an impact upon initial adoption and currently is not expected to materially impact the Company's ongoing results of operations, financial position or cash flows.

         In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement. The allocation of revenue to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, which, for the Company, is July 1, 2003. EITF 00-21 will not have an impact upon initial adoption and is not expected to have an impact to the Company's ongoing results of operations, financial position or cash flows.

         In May 2003, the EITF reached a consensus on EITF 01-8 "Determining Whether an Arrangement Contains a Lease," relating to new requirements on identifying leases contained in contracts or other arrangements that sell or purchase products or services. The evaluation of whether an arrangement contains a lease within the scope of SFAS No. 13 "Accounting for Leases," should be based on the evaluation of whether an arrangement conveys the right to use property, plant and equipment. This may result in a difference in the timing of revenue recognition. The consensus requires sellers to report the revenue from the leasing component of the arrangement as leasing or rental income rather than revenue from product sales or services. Purchaser's arrangements which previously would have been considered service or supply contracts, but are now considered leases, could affect the timing of their expense recognition and the classification of assets and liabilities on their balance sheet as well as require footnote disclosure of lease terms and future minimum lease commitments. This consensus is effective prospectively for contracts entered into or significantly modified after July 1, 2003. EITF 01-8 will not have an impact upon initial adoption and based on arrangements in place today, will not have a material effect on our results of operations, financial position and cash flows.


OVERVIEW: RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND
          --------------------------------------------------------------------
          JUNE 30, 2002 -
          ---------------



REVENUE
-------

         Operating revenues increased by $553K (or 8.3%) to $7,191K for the three-month period ended June 30, 2003 as compared to a decrease of $192K (or 2.8%) to $6,639K for the corresponding period of 2002.

         Network access revenues increases of $493K (or 25.3%) were primarily the result of price increases in both switched access and end user fees.

         Long Distance revenues continue to show small decreases due primarily to intense competition from other long distance carriers as well as wireless providers.

         Internet service revenues have increased $60K (or 3.8%) due to increases of $223K (or 73.1%) in DSL revenues (the result of an increase in DSL subscribers of 5.6% over 2002) and increases of $164K (or 2810.3%) in video revenues. These increases were offset by a decrease of $327K (or 25.6%) in dial up services due to customers migrating to DSL and other high speed Internet connections.

         Directory advertising increased 9.2% over the prior period primarily due to efficiencies gained by full incorporation of our sales force in house and successful solicitation/retention of customers.

EXPENSES
--------

         Total operating expenses increased $1,077K (or 19.8%) for the three month period ended June 30, 2003 as compared to the same period in 2002.

         Plant specific, customer operations and corporate operations expenses increased by $223K (or 35.4%) primarily due to increased pension costs.

         An increase of $256K (or 26.1%) in depreciation expenses was due to network upgrades.

         Corporate operations expenses were also affected by increases of $ 66K (or 1026.8%) in proxy expenses and $67K (or 86.5%) in legal fees resulted from a complex proxy contest during 2003.

         Cost of services and sales increases of $143K (or 21.4%) were primarily the result of a settlement with a large interconnection company due to unbilled trunkline charges in the three month period ended June 30, 2003 versus the comparative period in June 30, 2002, as well as increases in Video costs amounting to $202K.

OTHER INCOME AND EXPENSE
------------------------

         Other income and expenses increased by $267K (or 13.2%) from $2,029K in the three-month period ended June 30, 2002 to $2,296K in the corresponding period of 2003 primarily due to the increase in income from O-P. The partnership's earnings increased 18.1% over the comparable period last year. Strong O-P call volume remains the primary factor for the increase.

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

         The Company is currently competing with Frontier - A Citizen's Communications Company in the Middletown, New York area as well as Sprint-United Telephone in the Vernon, New Jersey area for local service through access lines. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. There can be no assurances that the Company will effect any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company's franchise territory.

         The Company currently provides access to the national and international calling markets as well as intrastate calling markets through all interested inter-exchange carriers, including Warwick Valley Long Distance ("WVLD") access to the remainder of the intrastate calling markets is provided by the Company as well as other exchange carriers. WVLD, as an inter-exchange carrier, competes against all such other carriers, including accelerating wireless competition, providing full toll services to its customers at discounted rates.

         Hometown Online competes both on the basis of service and price. There are numerous competitors throughout Online's market area whose services are available to customers. During the second quarter of 2003, the Company's DSL product has increased its penetration level to 21.4% of establishments passed. Conversely, Online's dial-up product has decreased 5.5% due to migration of customers to the Company's high speed internet provider by the competition within and outside of our service territory. Whether growth and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the level of demand for services.

         In addition, our digital TV product was launched in April of 2002 and is competing successfully against entrenched cable and satellite TV companies. Cablevision announced in June 2003 that it will begin offering a telephony product in the Warwick area by the end of the third quarter of 2003.

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

         On February 19, 2003 the Company's Board of Directors resolved to restate and amend, the Company's Certificate of Incorporation. All restatements and amendments were approved by required percentages of the Company's outstanding Common and Preferred Shares at the Annual Meeting of the Company's shareholders held on April 25, 2003, including the split of the Company's Common Shares in a ratio of three for one. A petition has been filed with the NYSPSC seeking approval of the restated and amended Certificate of Incorporation including the issuance of the additional shares to accommodate the split. The petition has also been filed with the New Jersey Board of Public Utilities regarding issuance of additional shares for the stock split. Approval is anticipated by September of 2003, at which time the new Certificate of Incorporation will be filed with the Secretary of State of the State of New York and a record date will be set for the split. Until regulatory approval is formally obtained, the stock split cannot be completed.

         Based upon the Company's last New York PSC annual report, 84% of the telephone segment's revenues remain regulated. Prices for basic services have not increased for ten years-longer in New Jersey-and remain one of the lowest in both New York and New Jersey. While this is good news for its customers, increasing competition as well as choices customers now have in telecommunication services necessitates action on the part of the Company. While striving to maintain cutting edge products and services for its customers, the Company must ensure that its telephone operation provides a fair return for its investors. The Company is preparing to file major rate cases in both New York and New Jersey however there are no guarantees that rate increases will be awarded or conditions will not be imposed.

RELATIONSHIP TO O-P
-------------------

         The O-P partnership has become the focus of a few shareholders who espouse the goal of minimizing the tax effect regarding the way the partnership's earnings are distributed. Such shareholders have suggested that the Company should distribute its interest in O-P to them or allow interested shareholders to buy portions of that interest by way of a rights offering. In spite of recent tax law changes lowering the tax on dividends, partnership earnings distribution continues to be a subject of discussion.

         The Company takes such suggestions seriously and has investigated the impact that a distribution or rights offering would have on the Company, the Company's stock price and ultimately the shareholder. In its Proxy Statement and in other materials distributed in connection with its Annual Meeting of Shareholders on April 25, 2003, the Company expressed the view that such a distribution was impracticable for a number of reasons, including the tax consequences to the Company, the significant possibility of restrictions or conditions being imposed on the Company in the process of obtaining regulatory approval, and the likelihood that the general partner of O-P could reasonably refuse to grant the approval for such a transfer that would be required under the O-P partnership agreement.

         Discussions were held with the general partner concerning a rights offering. The general partner informed the Company that it would vigorously oppose any such distribution or offering by the Company and would pursue all available legal remedies. In addition, discussions were held with expert tax professionals - accountants and attorneys - concerning ways to avoid double taxation of dividends. With the exception of a rights offering, current IRS regulations, according to the tax professionals, will result in a double tax. Were the Company to pursue a rights offering, the result would be a significant Capital Gains tax burden that would negatively affect Company operations into the foreseeable future. The Company would also be forced to re-evaluate the dividend it currently pays to shareholders if Orange/Poughkeepsie funds were not available.

         Therefore, due to the potential for significant additional expenses, the negative affect on the Company as a whole associated with a distribution or rights offering and the strong objections raised by the General Partner, the Company will not pursue any further effort to separate the Partnership from the Company. The Orange County - Poughkeepsie Partnership must remain a significant and integral part of the Company thus helping the Company to maintain and increase the current dividend rate for shareholders as well as provide funding for Capital expansions and new services to customers.

OTHER INFORMATION
-----------------

         As a result of the conclusion of negotiations the International Brotherhood of Electrical Workers ("IBEW") the Company's non-management Pension Plan is expected to change. The process of amending the plan, which is expected to be completed in early 2004, has begun. Our actuaries have made the necessary plan modifications and will file amendments with the IRS. Benefits will continue to accrue until the amendments are reviewed by the IRS. The management defined benefit pension plan has not been modified.

         Should the security markets continue to decline and medical and prescription costs increase, net pension and postretirement costs are likely to continue to increase year over year. If actual experience differs from actuarial assumptions, net pension and postretirement costs will be affected in future years.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -
------------------------------------------------------------------

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

ITEM 4. CONTROLS AND PROCEDURES -
---------------------------------

(a)  Evaluation of disclosure controls and procedures

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and they have concluded that, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)  Changes in internal controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed for financial reporting purposes as they relate to disclosures and procedures. For the quarter ended June 30, 2003, there were no changes in our internal controls or in other factors that materially affected or were reasonably likely to materially affect such internal controls.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS-None
------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS-None
------------------------------------------------------------------

ITEM 5. OTHER INFORMATION
-------------------------

     SHAREHOLDERS IN 401(k) PLAN

     As of June 30, 2003 3.5% of the Company's outstanding Common Shares were held by employees in the Company's 401(k) plan. These amounts fluctuate quarterly.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

          a)   Exhibits -

               31.1 Chief Executive Officer Certification

               31.2 Chief Financial Officer Certification

               32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by M. Lynn Pike-Principal Executive Officer.

               32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Philip A. Grybas-principal Financial Officer.

          b)   Reports on Form 8-K -

               June 30, 2003. Item Reported: The Company reported a letter sent to Shareholders announcing an increase of two cents per share of Common Stock dividends for the second quarter of 2003.

               August 1, 2003. Item Reported: The Company reported a change in Registrant's Certifying Accountant announcing that the Company had engaged PricewaterhouseCoopers LLP ("PwC") as its new independent accountants as of May 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          Warwick Valley Telephone Company
                                     Registrant



Date  8/14/03           /S/ M. Lynn Pike
                            M. Lynn Pike, President
                            (Chief Executive Officer)



Date 8/14/03            /S/ Philip A. Grybas
                            Philip A. Grybas, Vice President, Treasurer
                            (Principal Financial and Chief Accounting Officer)