Form 10-Q
period 2003-09-30
WARWICK VALLEY TELEPHONE CO
filed 2003-11-14
CIK 104777

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---                        EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               -------------------

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

        Registrant's telephone number, including area code (845) 986-8080
                                                           --------------

   Former name, former address and former fiscal year, if changed since last report.

         INDICATE BY CHECK MARKS WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---

          Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES X NO .
                                      ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,401,200 Common Shares, $.01 par value, outstanding at November 13, 2003, adjusted for the Company's stock split.

                                INDEX TO FORM 10Q

          PART 1  -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and
          December 31, 2002 (Unaudited).                                                        3

          Consolidated Statements of Income for the Three and Nine Months ended
          September 30, 2003 and September 30, 2002 (Unaudited).                                4

          Consolidated Statements of Cash Flows for the Nine Months ended
          September 30, 2003 and September 30, 2002 (Unaudited).                                5

          Notes to Consolidated Financial Statements (Unaudited).                            6-10

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                             10-14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.                          14

Item 4.   Controls and Procedures.                                                             14

          PART 2 - OTHER INFORMATION

          Item 2. Changes in Securities and Proceeds                                           15

          Item 5. Other Information                                                            15

          Item 6. Exhibits and Reports on Form 8-K.                                            15

              Exhibits -

                    3(i) Restated and amended Certificate of Incorporation

                    3(ii) By-Laws (Incorporated by reference to Exhibit 3(b) to the Company's
                    Annual Report on Form 10-K for 2002)

                    4 New form of certificate representing common shares

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

                 Reports on Form 8-K -
                 8K filed on August 1, 2003.

                 8K filed on September 19, 2003.


                        WARWICK VALLEY TELEPHONE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    ($ in thousands except per share amounts)

                                                                                           SEPTEMBER 30,  DECEMBER 31,
ASSETS                                                                                          2003          2002
                                                                                           -------------  ------------
Current Assets:
      Cash                                                                                   $  4,783      $  1,641
      Accounts receivable - net of reserve for uncollectibles                                   3,983         3,428
      Refundable income taxes                                                                       0           313
      Materials and supplies                                                                    1,537         1,468
      Prepaid expenses                                                                            930           544
                                                                                             --------      --------
Total Current Assets                                                                           11,233         7,394

      Unamortized debt issuance expense                                                           119             5
      Intangible asset - pension                                                                  831           831
      Other deferred charges                                                                      433            27
      Investments                                                                               6,298         7,775

Property, Plant and Equipment:
      Plant in service                                                                         65,910        63,358
      Plant under construction                                                                  1,328         1,974
                                                                                               67,238        65,332
           Less:  Accumulated depreciation                                                     27,883        25,827
                                                                                             --------      --------
Total Property, Plant and Equipment                                                            39,355        39,505
                                                                                             --------      --------
      TOTAL ASSETS                                                                           $ 58,269      $ 55,537
                                                                                             ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Notes payable                                                                          $      0      $  5,000
      Current maturities of long term debt                                                      4,000         4,000
      Accounts payable                                                                          2,221         2,652
      Advance billing and payments                                                                250           230
      Customer deposits                                                                           126           125
      Accrued taxes                                                                               338            66
      Accrued interest                                                                            131            74
      Pension and post retirement benefits                                                        155           516
      Other accrued expenses                                                                      178           537
                                                                                             --------      --------
Total Current Liabilities                                                                       7,399        13,200

Long-term Debt                                                                                  3,149             0

Deferred Credits and Other Long Term Liabilities
      Accumulated deferred federal income taxes                                                 4,331         3,978
      Unamortized investment tax credits                                                           13            22
      Other deferred credits                                                                       21            20
      Pension and post retirement benefit obligation                                            4,317         2,812
                                                                                             --------      --------
Total Deferred Credits and Other Long Term Liabilities                                          8,682         6,832

      Stockholders' Equity
      Preferred stock - $100 par value; authorized and issued shares 5,000;                       500           500
         $0.01 par value authorized and unissued shares 9,995,000;
      Common stock - $0.01 par value; authorized shares 10,000,000                                 60            60
          Issued 5,984,427 for 9/30/03 and 5,982,810 for 12/31/02
      Additional paid in capital                                                                3,470         3,421
      Treasury stock - 583,350 shares for 9/30/03 and 583,683 for 12/31/02                     (3,598)       (3,598)
      Minimum pension liability                                                                  (269)         (269)
      Retained earnings                                                                        38,876        35,391
                                                                                             --------      --------
Total Stockholders' Equity                                                                     39,039        35,505

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 58,269      $ 55,537
                                                                                             ========      ========

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

                        WARWICK VALLEY TELEPHONE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      ($ in thousands except share amounts)

                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                           2003           2002           2003           2002
                                         ---------      ---------      ---------      ---------
OPERATING REVENUES:
 Local network service                 $     1,025    $     1,097    $     3,062    $     3,188
 Network access service                      2,516          2,280          7,283          6,252
 Long distance network service                 467            513          1,432          1,514
 Directory advertising                         351            343          1,061            984
 Long distance sales                           502            505          1,414          1,458
 Internet services                           1,689          1,591          4,932          4,478
 Other services and sales                      870            669          2,572          2,348
                                         ---------      ---------      ---------      ---------
 Total operating revenues                    7,420          6,998         21,756         20,222
                                         ---------      ---------      ---------      ---------
OPERATING EXPENSES:
 Plant specific                              1,331          1,087          3,608          3,144
 Plant non-specific:
  Depreciation & amortization                1,247            996          3,648          2,934
  Other                                        683            483          2,025          1,639
 Customer operations                         1,086            969          3,206          3,010
 Corporate operations                          993            842          3,264          2,592
 Cost of services and sales                    577            660          1,856          1,670
 Property, revenue and payroll taxes           352            425          1,067          1,153
                                         ---------      ---------      ---------      ---------
 Total operating expenses                    6,269          5,462         18,674         16,142
                                         ---------      ---------      ---------      ---------
 OPERATING INCOME                            1,151          1,536          3,082          4,080

OTHER INCOME (EXPENSES)

 Interest expense                             (103)          (153)          (329)          (425)
 Interest income                                 3              0              3              4
 Income from cellular partnership            2,511          2,019          6,771          5,412
 Other income (expense)                        (48)             2            (24)           263
                                         ---------      ---------      ---------      ---------
 Total other income (expense) - net          2,363          1,868          6,421          5,254
                                         ---------      ---------      ---------      ---------

 INCOME BEFORE INCOME TAXES                  3,514          3,404          9,503          9,334

FEDERAL INCOME TAXES                         1,192          1,203          3,223          3,148
                                         ---------      ---------      ---------      ---------
 NET INCOME                                  2,322          2,201          6,280          6,186

PREFERRED DIVIDENDS                              6              6             19             19

INCOME APPLICABLE TO COMMON STOCK      $     2,316    $     2,195    $     6,261    $     6,167
                                         ---------      ---------      ---------      ---------
BASIC AND DILUTED EARNINGS PER SHARE   $      0.43    $      0.41    $      1.16    $      1.14
                                         ---------      ---------      ---------      ---------
 WEIGHTED AVERAGE SHARES OF COMMON
 STOCK OUTSTANDING                       5,401,409      5,411,555      5,400,745      5,411,492
                                         =========      =========      =========      =========

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

                        WARWICK VALLEY TELEPHONE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                ($ in thousands)

                                                                    NINE MONTHS ENDED
                                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                                    2003            2002
                                                                  -------         -------

FROM OPERATING ACTIVITIES:
 Net income                                                       $ 6,280         $ 6,186
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                     3,648           2,935
  Deferred income tax and investment tax credit                       659           1,225
  Interest charged to construction                                    (38)           (257)
  Income from partnership                                          (6,771)         (5,412)

Change in assets and liabilities:
 (Increase) Decrease in accounts receivable                          (556)           (242)
 (Increase) Decrease in materials and supplies                        (69)            175
 (Increase) Decrease in prepaid expenses                             (386)             (4)
 (Increase) Decrease in deferred charges                             (406)            132
 Increase (Decrease) in accounts payable                             (429)         (1,064)
 Increase (Decrease) in customers' deposits                             1             (12)
 Increase (Decrease) in advance billing and payment                    20             307
 Increase (Decrease) in accrued expenses                              328             140
 Increase (Decrease) in pension and post retirement
  benefits obligations                                              1,144              (4)
 Increase (Decrease) in other liabilities                            (358)            258
                                                                  -------         -------
Net cash provided by (used in) operating activities                 3,067           4,363
                                                                  -------         -------
FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                         (3,489)         (5,748)
 Interest charged to construction                                      38             257
 Distributions from partnership                                     8,250           4,125
 Changes in other investments                                           0            (800)
                                                                  -------         -------
Net cash provided by (used in) investing activities                 4,799          (2,166)
                                                                  -------         -------
FROM FINANCING ACTIVITIES:
 Increase (Decrease) in notes payable                              (5,000)            450
 Net proceeds from issuance of long term debt                       3,023            --
 Dividends(Common & Preferred)                                     (2,795)         (2,346)
 Sale of common stock                                                  48               5
                                                                  -------         -------
Net cash provided by (used in) financing activities                (4,724)         (1,891)
                                                                  -------         -------
Increase (Decrease) in cash and cash equivalents                    3,142             306

Cash and cash equivalents at beginning of period                    1,641             581
                                                                  -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 4,783         $   887
                                                                  =======         =======

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  Dollars in thousands except per share amounts

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

          The accompanying unaudited interim condensed consolidated financial statements of Warwick Valley Telephone Company ("the Company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

     STOCK SPLIT

          On April 25, 2003, the Company announced a three-for-one stock split of the Company's common stock. Approval for the stock split was received by both the New York State Public Service Commission and the New Jersey Board of Public Utilities on October 6, 2003, and the shares were made available on October 13, 2003. Also, par value, equal to one-cent per share, was established for common stock. As a result, the common stock amounts in Stockholders' Equity for the periods ended September 30, 2003 and December 31, 2002, have been restated to reflect the stock split. Also, additional paid-in capital, in the amounts of $3,469K and $3,421K for the periods ended September 30, 2003 and December 31, 2002, respectively, was recorded as a result of these events. In addition, earnings per share amounts for the three- and nine-month periods ended September 30, 2003 and 2002, have been restated for the stock split.

NOTE 2: REVENUE RECOGNITION

          The Company earns revenue principally by providing communication related services to its customers, which include end users who purchase local service, toll service, Internet access, video over VDSL and interexchange carriers who resell network access services. These revenues are recognized when the services are provided.

NOTE 3: EARNINGS PER SHARE

          Basic and diluted earnings per share are based on the weighted average number of actual shares outstanding of 5,400,745 and 5,411,492 for the nine month periods ended September 30, 2003 and 2002, and 5,401,409 and 5,411,555 for the three month periods ended September 30, 2003 and 2002. Share amounts have been restated for the three-for-one stock split (see Note 1).

          The Company did not have any common stock equivalents as of September 30, 2003 and 2002.

NOTE 4: COMPREHENSIVE INCOME

          Comprehensive income is equivalent to net income for the three and nine month periods ended September 30, 2003 and 2002, respectively.

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

          Warwick Valley Telephone Company is a regulated telephone company and as such follows the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" and therefore conforms to the accounting principles as prescribed by the respective state public utility commissions and the Federal Communications Commission ( FCC ), and where applicable, accounting principles generally accepted in the United States of America. In accordance with federal and state regulations, depreciation expense for the Company's wireline telecommunications business has historically included an additional provision for cost of removal. In December 2002, the Federal Communications Commission ( FCC ) notified wireline carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future. As a result of the FCC ruling, the Company will continue to record a regulatory liability for cost of removal for its telecommunications business that follows the accounting prescribed by SFAS No. 71. The regulatory liability for cost of removal included in accumulated depreciation amounted to $1,104K and $981K at September 30, 2003 and 2002, respectively.

          For the Company's operations not subject to SFAS No. 71, the Company has determined that it does not have a material legal obligation to remove long-lived assets as prescribed by SFAS No. 143. Accordingly, the Company has not accrued a liability for anticipated removal costs in the past and will continue to expense the costs of removal as incurred.

NOTE 6: SEGMENTED INFORMATION

          Warwick Valley Telephone Company's segments are strategic business units that offer different products and services and are managed as telephony and online services. We evaluate performance based upon operating income.

          The wireline segment provides landline telecommunications services, including local, network access, long distance services and messaging, and sells customer premise equipment, private business exchange equipment and yellow and white pages advertising and electronic publishing.

          The Online segment provides high speed and dial up Internet services, help desk operations, and video over VDSL.

          Segmented information for the nine months ended September 30, 2003 and 2002 ($ in thousands):

                                   2003           2002
                                 --------       --------
Revenues
  Telephone                      $ 18,262       $ 17,399
  Online                            4,932          4,478
  Eliminations                     (1,438)        (1,655)
                                 --------       --------
Total  revenues                  $ 21,756       $ 20,222

Operating income
  Telephone                         3,241          3,875
  Online                             (159)           205
                                 --------       --------
Total operating income           $  3,082       $  4,080

Interest expense and income          (326)          (421)
Partnership income                  6,771          5,412
Other income (expense)                (24)           263
                                 --------       --------
Income before taxes              $  9,503       $  9,334

Segmented balance sheet information as of September 30, 2003 and December 31, 2002 ($ in thousands):


                          September 30,  December 31,
                              2003           2002
                          -------------  ------------
         Assets
           Telephone        $ 61,602       $ 57,895
           Online              9,031          7,914
           Elimination       (12,364)       (10,272)
                            --------       --------
         Total assets       $ 58,269       $ 55,537
                            ========       ========

Segmented information for the three months ended September 30, 2003 and 2002 ($ in thousands):

                                            2003          2002
                                          -------       -------
         Revenues
           Telephone                      $ 6,202       $ 5,934
           Online                           1,689         1,591
           Eliminations                      (471)         (527)
                                          -------       -------
         Total revenues                   $ 7,420       $ 6,998

         Operating income
           Telephone                        1,077         1,645
           Online                              74          (109)
                                          -------       -------
         Total operating income           $ 1,151       $ 1,536

         Interest expense and income         (100)         (153)
         Partnership income                 2,511         2,019
         Other income (expense)               (48)            2
                                          -------       -------
         Income before taxes              $ 3,514       $ 3,404

NOTE 7: INVENTORY

          Inventories are carried at average cost except that specific costs are used in the case of large individual items. As of September 30, 2003 and December 31, 2002, the Material and Supplies inventory consisted of the following:

                                                             ($ in thousands)
                                                             2003        2002
                                                            ------      ------
         Inventory for outside plant                        $  290      $  330
         Inventory for inside plant                            802         650
         Inventory for online plant                             99         257
         Inventory of video equipment                          201          56
         Inventory of equipment held for sale or lease         145         175
                                                            ------      ------
                                                            $1,537      $1,468
                                                            ======      ======

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

          Plant in service, at cost, consisted of the following as of September 30, 2003 and December 31, 2002:

                                                                ($ in thousands)
                                                                2003         2002
                                                              -------      -------
         Land, buildings, furniture and office equipment      $ 5,553        5,666
         Vehicles and work equipment                            1,869        2,048
         Central office equipment                              23,995       24,384
         Customer premise equipment                             1,726        1,731
         Outside plant equipment                               23,376       21,671
         Video equipment                                        4,189        3,109
         Internet equipment                                     5,202        4,749
                                                              -------      -------
                                                              $65,910      $63,358
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

          The following summarizes O-P's income statement:

                          (Unaudited)
                Nine months ended September 30,
                        ($ in thousands)

                                     2003           2002
                                ------------- --------------
 Net sales                          $107,617       $ 82,110
 Cellular service cost                13,288         10,044
 Operating expenses                    4,647          4,170
                                ------------  -------------
                                      17,935         14,214

 Net operating income                 89,682         67,896
 Other income                          1,145          1,113
                                ------------  -------------

 Net income                         $ 90,827       $ 69,009
                                ============= ==============


NOTE 10: NEW ACCOUNTING PRONOUNCEMENTS

          In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities--an Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN 46 requires the primary beneficiary to consolidate a variable interest entity ("VIE") if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN 46 was initially effective July 1, 2003 for VIEs created after January 31, 2003, and to VIEs in which the entity obtained an interest after that date. However on October 8, 2003, the FASB deferred the latest date by which all public entities must apply FIN 46, to the first reporting period ending after December 15, 2003. The adoption of FIN 46 is not expected to have a significant impact on the Company's results of operations, financial position, or cash flows.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have an impact upon initial adoption and currently is not expected to have a material effect on our results of operations, financial position or cash flows.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires issuers to classify financial instruments within its scope as liabilities (or as assets in some cases). Prior to SFAS No. 150, many of these instruments may have been classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective for the interim period beginning July 1, 2003. However, on October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 of FAS 150, as they apply to certain mandatorily redeemable financial instruments. The initial adoption of FAS 150 did not have a significant impact on the Company's results of operations, financial position, or cash flows. In addition, the final document is not expected to have a significant impact on the Company's results of operations, financial position, or cash flows.

          In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement. The allocation of revenue to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, which, for the Company, is July 1, 2003. EITF 00-21 did not have an impact upon initial adoption and currently is not expected to have an impact to the Company's ongoing results of operations, financial position or cash flows.

          In May 2003, the EITF reached a consensus on EITF 01-8 "Determining Whether an Arrangement Contains a Lease," relating to new requirements on identifying leases contained in contracts or other arrangements that sell or purchase products or services. The evaluation of whether an arrangement contains a lease within the scope of SFAS No. 13 "Accounting for Leases," should be based on the evaluation of whether an arrangement conveys the right to use property, plant and equipment. This may result in a difference in the timing of revenue recognition. The consensus requires sellers to report the revenue from the leasing component of the arrangement as leasing or rental income rather than revenue from product sales or services. Purchaser's arrangements which previously would have been considered service or supply contracts, but are now considered leases, could affect the timing of their expense recognition and the classification of assets and liabilities on their balance sheet as well as require footnote disclosure of lease terms and future minimum lease commitments. This consensus is effective prospectively for contracts entered into or significantly modified after July 1, 2003. EITF 01-8 did not have an impact upon initial adoption and based on arrangements in place today, will not have a material effect on our results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company began serving the communications needs of the local communities which it serves over 100 years ago. Today, the Company provides a wide range of traditional telephone services and equipment as well as vital communication links such as internet, broadband and digital television.

OVERVIEW: RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002 -

REVENUE

          Operating revenues increased by $422K (or 6.0%) to $7,420K for the three-month period ended September 30, 2003 as compared to an increase of $131K (or 1.9%) to $6,998K for the corresponding period of 2002. Network access revenue increased $236K (or 10.4%) and was due primarily to price increases in both switched access and end user fees. While year over year Long Distance revenues continue to show a small overall decrease - due primarily to intense competition from other long distance carriers as well as wireless providers -marketing efforts are bringing in new long distance customers. From June 30th to September 30th, 653 new customers switched to Warwick Valley Long Distance. In addition to the new customers, a more competitive price structure has been established to retain our new and existing customers. Internet service revenues have increased $98K (or 6.2%) due to increases of $195K (or 51.4%) in DSL revenues (the result of an increase in DSL subscribers of 6.9% over 2002) and increases of $203K in video revenues. These increases were offset by a decrease of $286K (or 26.1%) in dial up services due to customers primarily outside of our service territory migrating to other high speed Internet connections.

EXPENSES

          Total operating expenses increased $807K (or 14.8%) for the three month period ended September 30, 2003 as compared to the same period in 2002. Plant specific, plant non-specific, customer operations and corporate operations benefit expenses increased by $327K (or 55.4%) primarily due to increased pension costs. The increase in plant specific expenses was affected by a $252K settlement with a large interconnection company for unbilled trunkline charges. Depreciation expense increased $251K (or 25.2%) because of network upgrades put into service during the last quarter of 2002. Corporate operations expenses were also affected by increases of $52K (or 49.0%) in insurance expense - primarily D&O insurance - due to higher premium costs and policy updates made in 2003. Cost of services and sales decreased by $83K (or 12.6%) primarily due to a decrease of $180K (or 86.0%) in bad debt reserve associated with the 2002 WorldCom bankruptcy.

OTHER INCOME AND EXPENSE, NET

          Other income and expenses increased by $495K (or 26.5%) from $1,868K in the three-month period ended September 30, 2002 to $2,363K in the corresponding period of 2003 due to the increase in income from O-P. The partnership's earnings increased 24.4% over the comparable period last year. Continuing strong O-P call volume remains the primary factor behind the increase.

OVERVIEW: RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002-

REVENUE

          Operating revenues increased by $1,534K (or 7.6%) to $21,756K for the nine-month period ended September 30, 2003 as compared to a decrease of $458K (or 2.2%) to $20,222 for the corresponding period of 2002. The revenue increase resulted in large part from Network Access revenues, which increased $1,031K (or 16.5%) as a result of price increases that took affect after July 1, 2002.

Directory advertising revenues increased 7.8% over the prior year due to price increases and customer acceptance of directory promotions. Another contributor to revenue growth has been an increase in Internet revenues of $454K (or 10.1%) which is due in large part to a 13.6% increase in DSL subscribers over 2002. The launch of our Video business has added a new revenue stream of $489K. Other areas of our business have partially offset the overall revenue increase. Access lines have decreased 2.9% due in large part to flat population growth and the loss of second lines as a result of conversion to DSL. Although Long Distance revenues continue to show small year over year decreases, the Company has recently begun a marketing campaign in an effort to win back or gain new Long Distance customers. During the first half of 2003, the Company averaged a net decrease of 21 long distance customers a month. From June 30th to September 30th there has been a net increase of 653 customers.

EXPENSES

          Total operating expenses increased $2,532K (or 15.7%) for the nine month period ended September 30, 2003 as compared to the same period in 2002. Pension and post retirement expenses have risen $770K (or 43.7%) over the prior year. This cost increase resulted from net investment losses recognized in 2002 and previous years. Another factor was our decision to use an expected long-term rate of return on assets of 8.0% based upon our long-term view of future market returns and to decrease the discount rate from 7.25% to 6.75%. Depreciation expense is up $714K (or 24.3%) due to significant new network upgrades that were not in service during the same period last year. Settlement with a large interconnection company for prior unbilled trunkline charges resulted in a $492K settlement. Insurance expenses continue to climb and are $107K higher than last year due in large part to significant Directors and Officers ("D&O") premium increase and policy updates. $215K of additional expense in proxy and legal fees was incurred due to the complex proxy contest earlier in the year. Lastly, new costs of $253K in content charges have been incurred as a result of our entry into the Video business. Offsetting the above increases was a decrease of $453K in bad debt expense - year over year - that was incurred in 2002 as a result of bankruptcy of WorldCom.

          The Company continues to take further steps in an effort to reduce operating costs by renegotiating trunkline contracts, pursuing organizational restructurings in order to control labor costs and seeking work process efficiencies through updated computer systems.

OTHER INCOME AND EXPENSE, NET

          Other income and expense increased by $1,167K (or 22.2%) from $5,254K in the nine-month period ended September 30, 2002 to $6,421K in the corresponding period of 2003 primarily due to the increase in income from O-P. Year to date, the partnership earnings have increased 25.1% over the comparable period last year. Strong O-P call volume remains the primary driver for the increase.

CASH FROM OPERATING ACTIVITIES

          The Company's primary source of funds continues to be cash generated from operations, as shown in the consolidated statements of cash flows. For the period ending September 30, 2003 net cash from operating activities was less than our capital expenditures due to the Company's continuing growth of the video business.

CASH FROM INVESTING ACTIVITIES

          Capital expenditures totaled $3,489K during the nine month period ending September 30, 2003 as compared to $5,748K for the corresponding period of 2002. Capital expenditures are budgeted to be approximately 30% less in 2003 than in 2002 due to the nearly complete rollout of our video business.

          O-P is licensed to provide cellular services in both Orange and Dutchess Counties, New York. The Company's equity in the partnership's earnings increased by approximately $1,359K (or 25.1%) to $6,771K during the first nine months of 2003, compared to $5,412K for the corresponding 2002 period. Partnership earnings are distributed to the Company on a quarterly basis.

CASH FROM FINANCING ACTIVITIES

          Dividends declared by the Board of Directors of the Company were $0.55 per share for the three-month period ending September 30, 2003, $0.43 for the corresponding period in 2002. The total dividends paid for the nine month period ended September 30, 2003 on its common shares by the Company were $2,775K, compared to $2,346K for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

          The Company had $4,783K of cash and cash equivalents available at September 30, 2003. The Company has a $4,000K line of credit with a bank, of which the entire amount remained unused at September 30, 2003. Interest is at a variable rate and borrowings are on a demand basis without restrictions. In addition, on February 18, 2003, the Company closed a commitment with CoBank, ACB with respect to an $18,475K unsecured term credit facility at a variable rate. Under conditions set by the New York Public Service Commission, the Company was allowed to use a portion of the proceeds from this loan to refinance $4,000K of existing long-term debt and repay $3,000K under an existing line of credit. The Company may use the remaining amount available under the facility - $11,475K - to finance capital expenditures and pay expenses and fees associated with borrowings made under the facility. The Company may also re-borrow amounts repaid under the facility which will remain available to the Company until September 30, 2004. In February 2003, the Company used $3,149K of the credit facility funds to pay off an existing $3,000K line of credit, plus accrued interest, and closing costs associated with the facility. The Company intends to make an additional draw to repay $4,000K in long-term debt which matures in December 2003. The Company has no present requirements that necessitate the immediate use of the remaining unused credit.

NEW ACCOUNTING PRONOUNCEMENTS

          In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities--an Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN 46 requires the primary beneficiary to consolidate a variable interest entity
(VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN 46 was initially effective July 1, 2003 for VIEs created after January 31, 2003, and to VIEs in which the entity obtained an interest after that date. However on October 8, 2003, the FASB deferred the latest date by which all public entities must apply FIN 46, to the first reporting period ending after December 15, 2003. The adoption of FIN 46 is not expected to have a significant impact on the Company's results of operations, financial position, or cash flows.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have an impact upon initial adoption and currently is not expected to have a material effect on our results of operations, financial position or cash flows.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires issuers to classify financial instruments within its scope as liabilities (or as assets in some cases). Prior to SFAS No. 150, many of these instruments may have been classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective for the interim period beginning July 1, 2003. However, on October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 of FAS 150, as they apply to certain mandatorily redeemable financial instruments. The initial adoption of FAS 150 did not have a significant impact on the Company's results of operations, financial position, or cash flows. In addition, the final document is not expected to have a significant impact on the Company's results of operations, financial position, or cash flows.

          In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement. The allocation of revenue to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, which, for the Company, is July 1, 2003. EITF 00-21 did not have an impact upon initial adoption and currently is not expected to have an impact to the Company's ongoing results of operations, financial position or cash flows.

          In May 2003, the EITF reached a consensus on EITF 01-8 "Determining Whether an Arrangement Contains a Lease," relating to new requirements on identifying leases contained in contracts or other arrangements that sell or purchase products or services. The evaluation of whether an arrangement contains a lease within the scope of SFAS No. 13 "Accounting for Leases," should be based on the evaluation of whether an arrangement conveys the right to use property, plant and equipment. This may result in a difference in the timing of revenue recognition. The consensus requires sellers to report the revenue from the leasing component of the arrangement as leasing or rental income rather than revenue from product sales or services. Purchaser's arrangements which previously would have been considered service or supply contracts, but are now considered leases, could affect the timing of their expense recognition and the classification of assets and liabilities on their balance sheet as well as require footnote disclosure of lease terms and future minimum lease commitments. This consensus is effective prospectively for contracts entered into or significantly modified after July 1, 2003. EITF 01-8 did not have an impact upon initial adoption and based on arrangements in place today, will not have a material effect on our results of operations, financial position or cash flows.

OTHER FACTORS:

COMPETITION

          The Company's residential customers can purchase telephone sets (including cellular sets) and equipment compatible and operational with the Company's telephone system at other retail outlets inside and outside the Company's territory and not affiliated with the Company. Such outlets include other telephone company telephone stores, department stores, discount stores, mail-order services and Internet websites. Businesses in the Company's service area are also allowed to purchase equipment compatible and operational with the Company's system from other telephone and "interconnect" companies. The Company's territory is surrounded by the territories of Verizon, Frontier - A Citizen's Communications Company, and Sprint-United Telephone, all of which offer residential and business telephone equipment. There are also several interconnect companies located within a 30-mile radius of Warwick, New York.

          The Telecommunications Act of 1996 (the "Act") created a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The markets of the company that were affected first have been the regional toll areas in both states. Regional toll competition has had the effect of reducing the Company's revenues. The Company itself can provide competitive local exchange telephone service outside its franchised territory.

          The Company is currently competing with Frontier - A Citizen's Communications Company in the Middletown, New York area as well as Sprint-United Telephone in the Vernon, New Jersey area for local service through access lines. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. There can be no assurances that the Company will effect any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company's franchise territory. Cablevision is currently rolling out a telephony product in Bethpage, New York and announced that it will be offered in the Warwick area by the end of the fourth quarter 2003.

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

          Hometown Online competes both on the basis of service and price. There are numerous competitors throughout Online's market area whose services are available to customers. During the third quarter of 2003, the Company's DSL product has increased its penetration level to 25.0% of establishments passed. Conversely, Online's dial-up product has decreased 22.4% due to the migration of customers to high speed internet provided not only by the Company itself but also by the competition primarily outside of our service territory. Whether growth and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the level of demand for services.

          In addition, our digital TV product was launched in April of 2002 and is competing against entrenched cable and satellite TV companies.

          On November 10, 2003 the Federal Communications Commission ("FCC") issued an order requiring intermodal portability (wireline to wireless) in the top one hundred metropolitan service areas ("MSA") by November 23, 2004 where the requesting wireless carrier's "coverage area" overlaps that of the local exchange carrier. Local Number Portability ("LNP") may assist a competitor in obtaining our customers because customers can keep their current telephone number, even when they switch their telephone service from their local carrier to another carrier. As of the end of the quarter, LNP is not posing a significant competitive risk within the Company's service territory.

REGULATION

          The Company has filed a petition with the New York State Public Service Commission ("NYSPSC") seeking approval to reorganize its corporate structure in order to create a holding company that would separate its regulated local exchange operations from its deregulated operations. Under this reorganization plan, corporate management and administrative functions would remain at Warwick Valley Telephone Company, proposed to be renamed WVT Communications Inc., which would become the unregulated holding company of a regulated local exchange subsidiary (proposed to be named Warwick Valley Telephone Company) and other, unregulated subsidiaries. Before the Company may complete this proposed reorganization plan, it must first obtain the approval of the NYSPSC, the New Jersey Board of Public Utilities and its shareholders. The Company is actively pursuing the resolution of this petition before the two public service commissions.

          On February 19, 2003 the Company's Board of Directors resolved to restate and amend the Company's Certificate of Incorporation. All restatements and amendments were approved by required percentages of the Company's outstanding Common and Preferred Shares at the Annual Meeting of the Company's shareholders held on April 25, 2003, including the split of the Company's Common Shares in a ratio of three for one. Petitions filed with the NYSPSC and the New Jersey Board of Public Utilities regarding issuance of additional shares for the stock split have been approved. The new Certificate of Incorporation has been filed with the Secretary of State of the State of New York and the split took place on October 6, 2003. The date the new shares were made available was October 13, 2003.

OTHER INFORMATION

          Should the security markets continue to perform as in the prior two fiscal years and medical and prescription costs increase, net pension and postretirement costs are likely to continue to increase year over year. If actual experience differs from actuarial assumptions, net pension and postretirement costs will be affected in future years.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company does not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes. The Company's only assets exposed to market risk are its interest bearing bank accounts, into which the Company deposits its excess operating funds on a daily basis. The Company's mortgage liabilities currently bear interest at a fixed rate. Refinancing of mortgage liabilities must be done through CoBank. The Company has the option of choosing the following rate options from CoBank: Weekly Quoted Variable Rate, Long-Term Fixed Quote and a Libor Option. The Company does not believe that its exposure to interest rate risk is material.

ITEM 4. CONTROLS AND PROCEDURES

1.   Evaluation of disclosure controls and procedures

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and they have concluded that, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

2.   Changes in internal controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed for financial reporting purposes as they relate to disclosures and procedures. For the quarter ended September 30, 2003, there were no changes in our internal controls or in other factors that materially affected or were reasonably likely to materially affect such controls as they relate to disclosure controls.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND PROCEEDS

          During the quarter, the Company's Certificate of Incorporation was restated and amended. As part of that amendment, the Company's Common Shares, no par value, were changed to Common Shares par value $0.01 per share, and were split three-for-one.

ITEM 5. OTHER INFORMATION

          SHAREHOLDERS IN 401(k) PLAN

          As of September 30, 2003 3.3% of the Company's outstanding Common Shares were held by employees in the Company's 401(k) plan. These percentages fluctuate quarterly.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits -

          3(i) Restated and amended Certificate of Incorporation

          3(ii) By-Laws

          4   New form of certificate representing common shares

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

     b)   Reports on Form 8-K -

          August 1, 2003. Item Reported: The Company reported a change in Registrant's Certifying Accountant, announcing that the Company had engaged PricewaterhouseCoopers LLP ("PwC") as its new independent accountants as of May 30, 2003.

          September 19, 2003. Item Reported. The Company announced that both the New York State Public Service Commission and the New Jersey Board of Public Utilities had approved the changes to Warwick Valley Telephone Company's restated and amended Certificate of Incorporation (including the three-for-one stock split) that had been approved by Warwick Valley Telephone Company shareholders at the Annual Meeting on April 25, 2003. The restated and amended Certificate of Incorporation had been accepted by the New York Secretary of State, which enabled the Company to set the record date for the three-for-one stock split of its Common Shares. That record date was set at October 6, 2003. The date the new shares were made available was October 13, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Warwick Valley Telephone Company
                                       Registrant

     Date  11/14/03         /S/ M. Lynn Pike
                            M. Lynn Pike, President
                            (Chief Executive Officer)



     Date 11/14/03          /S/ Philip A. Grybas
                            Philip A. Grybas, Vice President, Treasurer
                            (Principal Financial and Chief Accounting Officer)