Form 10-K
period 2003-12-31
WARWICK VALLEY TELEPHONE CO
filed 2004-03-26
CIK 104777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-K

                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ______to_____

                                  ------------

                           COMMISSION FILE NO. 0-11174

                        WARWICK VALLEY TELEPHONE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          NEW YORK                                        14-1160510
(STATE OF OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

47 MAIN STREET, WARWICK, NEW YORK                         10990
(ADDRESS OF PRINCIPAL EXECUTIVE)                        (ZIP CODE)

REGISTRANT'S TELEPHONE, INCLUDING AREA CODE           (845) 986-8080

Securities registered pursuant to Section 12(b) of the Act: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                              ON WHICH REGISTERED
 -----------------------------                          -------------------
 Common Shares ($.01 Par Value)                              NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Indicate by check mark if registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ].

The number of shares of Warwick Valley Telephone Company Common Shares outstanding as of March 5, 2004 was 5,984,550. The aggregate market value of Warwick Valley Telephone Company Common Shares held by non-affiliates computed by reference to the price at which the Common Shares were sold on March 5, 2004 was $157,692,893.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

(1) Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders (Part III)

                                TABLE OF CONTENTS

ITEM                                                                                         PAGE

                                              PART I

1    Business                                                                                  3
2.   Properties                                                                                7
3.   Legal Proceedings                                                                         7
4.   Submission of Matters to a Vote of Security Holders                                       7
     Executive Officers of the Registrant                                                      7

                                              PART II

5.   Market for Registrant's Common Equity and Related Shareholder Matters                     8
6.   Selected Financial Data                                                                   9
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations     9
7A.  Quantitative and Qualitative Disclosures about Market Risk                               15
8.   Financial Statements and Supplementary Data                                              16
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     16
9A.  Controls and Procedures                                                                  16

                                             PART III

10.  Directors and Executive Officers of the Registrant                                       16
11.  Executive Compensation                                                                   17
12.  Security Ownership of Certain Beneficial Owners and Management                           17
13.  Certain Relationships and Related Transactions                                           17
14.  Principal Accountant Fees and Services                                                   17
                                              PART IV

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                          18

     Signatures                                                                               22

PART I.
ITEM 1.    BUSINESS.

                                     GENERAL

         Warwick Valley Telephone Company (the "Company") was incorporated in New York on January 16, 1902 and is qualified to do business as a foreign corporation in New Jersey. The Company's executive offices are located at 47 Main Street, Warwick, New York 10990 (Tel. No. 845-986-8080). The Company's 10-K, 10-Qs, 8-Ks and amendments are available on the Company's website HTTP://wvtc.com as soon as reasonably practical after filing with the Securities Exchange Commission. (This web site address is for information only and is not intended to be an active link or to incorporate any web site information into this document.)

         The Company provides telephone service to customers (29,602 access lines) in the contiguous towns of Warwick, Goshen and Wallkill, New York, and the townships of West Milford and Vernon, New Jersey. The Company's service area is primarily rural and has an estimated population of 50,000.

         The presentation of dollar amounts in the Company's 10-K are in thousands.

                               BUSINESS OPERATIONS

         Warwick Valley Telephone Company's segments are strategic business units that offer different products and services and are managed as telephone and online services. We evaluate the performance of the segments based upon factors such as revenue growth, expense containment, market share and operating income.

OPERATING SEGMENTS

    TELEPHONE

         The telephone segment provides landline telecommunications services including local, network access, long distance services, messaging and directory services.

         SERVICES AND PRODUCTS

         Local network services - Local network services include traditional dial tone primarily used to make or to receive voice, fax or analog modem calls from a residence or business. The Company's local exchange services are regulated by the Federal Communication Commission ("FCC"), New York State Public Service Commission ("NYSPSC") and New Jersey Board of Public Utilities ("NJBPU"). Included under local exchange services are custom calling services, such as Caller ID, Call Waiting, Voice Mail and other enhanced services. These features allow users to enable their local services with enhanced features such as displaying the number and/or name of callers, signaling to the telephone user that additional calls are coming and sending and receiving voice messages. The sale of telephone and other equipment does not constitute a material part of the Company's business and is contained within local exchange services.

         Network access services - Network access services connect a customer's telephone or other equipment to the transmission facilities of other carriers that provide long distance and other communications services.

         Long distance services - These services result from the transport of intraLATA telecommunications traffic that is outside of a local calling area. We also provide wireline interLATA long distance (or commonly known as traditional long distance service) to our customers.

         Directory services - Our directory service group publishes yellow and white page directories and sells advertising in these directories.

         Other services and sales -These services relate to billing and collections provided to other carriers, inside wire revenue, circuit revenue and reciprocal compensation.

         The Company has installed advanced digital switching equipment in all of its exchanges and fiber optic routes between central offices and to all neighboring telephone companies and the Company is considering the construction of fiber optic routes in our Competitive Local Exchange Carrier ("CLEC") locations.

         Within the telephone business unit, the Company has a wholly-owned subsidiary - Warwick Valley Long Distance, Inc. ("WVLD"). WVLD resells toll telephone services to the Company's subscribers and has operated since 1993. WVLD operates in an extremely competitive marketplace with other interexchange carriers. In spite of this competition, the Company offers toll service to 41.3% of its local exchange customers. During the past year, the

Company has revised its long distance plans in order to keep it competitive with the other interexchange carriers. Since offering the new plans, WVLD has added a net of 187 new customers.

         The Company began operating as a competitive local exchange carrier ("CLEC") in Middletown, New York in 1999, in Scotchtown, New York in 2001 and Vernon, New Jersey in 2002. At the end of 2003, the customer base of our CLEC was 1,699 customers, an increase of 17% from 2002 levels of 1,454. In addition, broadband services are provided through the interconnection of the Company's fiber optic network with Data Communications Group, Inc. ("DataNet"), and Northeast Optical Networks.

    ONLINE

         The Warwick Online ("Online") segment provides high speed and dial-up Internet services, help desk operations, and Video over VDSL.

         SERVICES AND PRODUCTS

         Internet/Video services -UltraLink (high speed DSL) and dial-up Internet service allows customers access to the Internet. In addition, the Company provides a digital TV ("Video") product that also falls within this category.

         During 2003 Online continued the successful sale of UltraLink. At December 31, 2003 there were 5,119 UltraLink customers, a gain of 1,717 or 50% over 2002. Our DSL coverage (95% availability) and penetration levels (27.5% of establishments passed) are among the best in the nation when compared to the regional Bell companies and other independent telephone companies. Online ended the year with a total of 12,838 dial-up customers resulting in a reduction of 4,190 in comparison to year-end 2002. This reduction arises largely from customer migration from dial-up to high-speed interconnections (DSL and cable modem), primarily in areas where Online is unable to provide UltraLink.

         Online's Video product, introduced in 2002, added 1,063 new customers in 2003. Additional aggressive marketing is planned for 2004. The acceptance of the Video product by our customers is a very important component of the Company's overall strategic plan. It enables the Company to bundle voice, Video and data, the "Triple Play", to its customers. The Company's Video product offers over 140 digital channels at competitive prices; customer questions are answered by a locally staffed help desk. Help desk services are marketed to other small telephone companies who are interested in reducing costs through effective outsourcing. Additional products offered by Online include banner advertising, domain name registration, web hosting and small business network installations.


    OTHER

         The Company owns a 7.5% limited partnership interest in the Orange County - Poughkeepsie Limited Partnership ("O-P"). Verizon Wireless of the East, L.P. ("Verizon") is the general partner and the majority owner with an 85% interest. O-P provides wholesale cellular telephone service throughout the Orange County-Poughkeepsie Metropolitan Service Area. Ongoing cash distributions are made according to the needs of the business as determined by Verizon. Cash distributions from O-P are used to fund expenditures in the Company's business segments as well as to pay portions of the dividend on Common Shares to our shareholders.

         The Company owns an 8.9% share of Data Communications Group, Inc. DataNet was formed in 2000 to build, market, and provide affordable, high speed, broadband fiber optic data communication services throughout New York State. DataNet provides world class data communication technologies to small markets. It offers services to educational, commercial, non-profit, and government entities. Companies improve their data communication services, increase access capabilities to the Internet and reduce costs by using DataNet's state-of-the-art fiber optic networks. DataNet engineers, builds, owns and operates its network. The Company exercised all of its granted options to purchase 25,000 additional shares of DataNet on December 30, 2003. DataNet is on track with its business plan and experienced strong growth both in revenues and profits during 2003.

         The Company also owns 17% of Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells Sprint PCS under private label. Zefcom is currently redesigning its business strategy by aggressively marketing to large and small local exchange carriers. Recently, Zefcom has received additional funding and has signed two new contracts which will accelerate the addition of new customers. In addition, Zefcom is pursuing another major wireless provider to resell its products in areas that Sprint PCS does not have wireless coverage. The Company is closely monitoring the business progress that is being made by Zefcom and has recently taken an active role in managing Zefcom's affairs through participation on an Executive Operating Committee.

MAJOR CUSTOMERS

         No customer accounted for more than 10% of our consolidated revenues in 2003, 2002, and 2001.

                                   COMPETITION

         The Telecommunications Act of 1996 (the "Act") created a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The first markets of the Company that were affected were those in which regional toll service is provided in both states. Regional toll competition reduced the Company's revenues. The Company itself can provide competitive local exchange telephone service outside its franchised territory.

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

         The Company's territory is surrounded by the territories of Verizon Communications, Inc., Frontier - A Citizen's Communications Company - and Sprint-United Telephone, all of which offer residential and business telephone equipment. There are also several competitive telephone companies located within a 30-mile radius of Warwick, New York and Voice Over Internet Protocol ("VOIP") providers are beginning to offer limited service. The Company's residential customers can purchase telephone sets (including cellular sets) and equipment at other retail outlets inside and outside the Company's territory and not affiliated with the Company.

         The Company is currently competing with Frontier - A Citizen's Communications Company - in the Middletown, New York area as well as Sprint-United Telephone in the Vernon, New Jersey area for local service through access lines. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. There can be no assurances that the Company will affect any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company's franchise territory. Cablevision is currently rolling out a VOIP in Bethpage, New York and has launched a VOIP product in New Jersey.

         Online competes both on the basis of service and price. There are numerous competitors throughout Online's market area whose services are available to customers. During 2003, UltraLink has increased its penetration level to 27.5% of establishments passed. Conversely, the number of customers for Online's dial-up product decreased 24.6% due to the migration of customers to high speed Internet provided not only by the Company itself but also by the competition primarily outside of our service territory. Whether customer and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the level of demand for services.

         In addition, our Video product was launched in April of 2002 and is competing against entrenched cable companies including Service Electric Company ("SEC"), Cablevision and satellite TV companies such as Direct TV and Dish Network.

         On November 10, 2003 the FCC issued an order requiring intermodal portability (wireline to wireless) in the top one hundred Metropolitan Service Areas ("MSA") by November 23, 2004 where the requesting wireless carrier's "coverage area" overlaps that of the local exchange carrier. The Company must provide intermodal Local Number Portability ("LNP") by May 24, 2004. LNP may assist a competitor in obtaining our customers because customers can keep their current telephone number, even when they switch their telephone service from the Company to another carrier. As of the end of the year, LNP had not posed a significant competitive risk within the Company's service territory.

                                   REGULATION

         The Company's New York telephone service operations are subject to the jurisdiction of the NYSPSC, and the Company's New Jersey telephone service operations to the jurisdiction of the NJBPU. These two bodies have regulatory authority over the Company with respect to rates, facilities, services, reports, issuance of securities and other matters such as corporate restructuring. As a result, the Company's ability to respond quickly to changing market conditions or to implement a new business organization can be limited by the necessity of obtaining regulatory reviews or responding to interrogatories which can slow down or even prevent the desired transaction. Interstate toll and access services are subject to the jurisdiction of the FCC. The Company receives reimbursement from carriers in the form of charges for providing carriers access to and from the Company's local network. Video operations are also under the jurisdiction of the NYSPSC, the NJBPU, and the FCC as well as the municipalities where the Company provides services.

         Pursuant to FCC requirements, the Company was obligated to make contributions to a long-term support fund of the National Exchange Carrier Association. On January 1, 1998, a new funding mechanism went into effect, pursuant to which all carriers contribute to a Universal Service Fund ("USF") established by the FCC to cover high cost areas, low income customers, schools, libraries and rural health care providers. The Company's obligation to this fund for the year ended December 31, 2003 was $246. Management does not currently expect that the amount contributed by the Company will change significantly.

         Also as of January 1, 1998, the Company began receiving substantial funds from the Universal Service Administration Corporation ("USAC"). As a result of the FCC order establishing the USF, all local exchange carriers were required to reduce access charges billed to toll carriers. To offset this revenue reduction, the high cost portion of the USF provides payments monthly to carriers satisfying the characteristics set forth in the order. The Company meets those characteristics and received $2,337 during 2003.

         In the Company's two New Jersey exchanges, intrastate toll revenues are retained by toll carriers, of which the Company is one. The associated access charges are retained by the Company. Revenues resulting from traffic between the Company, Verizon and Sprint are adjusted by charges payable to each company for terminating traffic.

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

         The Company has filed a petition with the NYSPSC seeking approval to reorganize its corporate structure in order to create a holding company that would separate its regulated local exchange operations from its deregulated operations. Under this reorganization plan, corporate management and administrative functions would remain at Warwick Valley Telephone Company, proposed to be renamed WVT Communications Inc., which would become the unregulated holding company of a regulated local exchange subsidiary (proposed to be named Warwick Valley Telephone Company) and other, unregulated subsidiaries. Before the Company may complete this proposed reorganization plan, it must first obtain the approval of the NYSPSC, the NJBPU and its shareholders. The Company is actively pursuing the resolution of this petition before the two public service commissions.

         On February 19, 2003 the Company's Board of Directors resolved to restate and amend the Company's Certificate of Incorporation. All restatements and amendments were approved by required percentages of the Company's outstanding Common and Preferred Shares at the Annual Meeting of the Company's shareholders held on April 25, 2003, including the split of the Company's Common Shares in a ratio of three for one. Petitions filed with the NYSPSC and the NJBPU regarding the issuance of additional shares for the stock split were approved. The new Certificate of Incorporation was filed with the Secretary of State of the State of New York and the split took place on October 6, 2003. Certificates for the new shares were made available on October 13, 2003.

         The FCC has pending decisions regarding the USF and inter-carrier compensation issues. The sustainability of the USF and the requirement that VOIP providers participate in funding Rural Carriers will affect and influence decisions to invest in new facilities. The same considerations apply to the continuation of inter-carrier compensation, or access charges, which is another element in the financial health of rural telephone companies. The FCC will be acting on these issues in 2004.

                               IMPACT OF INFLATION

         Although inflation has slowed in recent years, it is still a factor in our economy and the Company continues to seek ways to mitigate its impact. To the extent permitted by competition or regulation, the Company passes increased costs on to its customers by increasing sales prices over time.

                                    EMPLOYEES

         As of March 5, 2004 the Company had 109 full-time and 13 part-time employees, including 82 non-management employees. 78 (68 full-time and 10 part-time) employees are represented by Local 503 of the International Brotherhood of Electrical Workers ("IBEW"). The Company negotiated a new 5 year agreement with its union members on May 1, 2003. Key provisions of the new contract were: annual wage increases of 3.0% which began on May 1, 2003 and will increase to 3.5% as of May 1, 2007; the capping of pension benefits; and increasing the Company's 401(k) match to 9% of gross wages for all employees hired prior to May 1, 2003.

         During the first quarter of 2003, the Company offered an early retirement package to certain eligible employees. Acceptance of this package by six employees resulted in $2,028 being disbursed to these individuals.

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

ITEM 2.    PROPERTIES.

         The Company owns an approximately 22,000 square-foot building in Warwick, New York, which houses its general offices, data processing equipment and the central office switch for the Warwick exchange. In addition, the Company owns several smaller buildings which serve as workshops, storage space or garages or which house switching equipment at the Company's other exchanges. The Company also owns a building at 24 John Street in Middletown, New York in order to support its expanded dial tone operations in its Middletown exchange. The Company rents store space located at 16 West Street in Warwick, New York and Guthrie Drive on Route 515 in Vernon, New Jersey. Both business segments share space in the Company's various properties. Of the Company's investment in telephone plant in service, central office equipment represents approximately 37.5%; connecting lines and related equipment 35.0%; telephone instruments and related equipment 2.6%; land and buildings 4.4%; Internet equipment 7.4%; video equipment 6.5%; and other plant equipment 6.6%.

ITEM 3.    LEGAL PROCEEDINGS.

         The Company is not currently party to, nor is any of its property subject to, any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of shareholders in the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following is a list of names, ages and background of our current executive officers:

         M. Lynn Pike, 57, is President, Chief Executive Officer and Director of Warwick Valley Telephone Company. Pike joined the Company in January 2000 and has over 35 years experience in the telephone industry, including previous positions in California, Maine, Alaska and Hungary. Mr. Pike serves as president of the Albert Wisner Public Library Board of Trustees, Warwick, NY and he serves on the Warwick Valley Rotary International Board. He is also on the board of Zefcom LLC, a wireless resale consortium located in Wichita Falls, Texas. In November 2003 he was elected to the Board of the United States Telecom Association (USTA). He is a graduate of the University of Redlands, in Redlands, California. Mr. Pike was previously Vice President and General Manager of Geneseo Telephone Co. and Chief Operating Officer of Illinois PCS, a regional Sprint PCS affiliate operating in Illinois and Iowa.

         Philip Grybas, 56, is Vice President, Treasurer, and Chief Financial Officer of Warwick Valley Telephone Company and has over 20 years of experience in telecommunications. Before joining the Company in August 2001, he was an associate consultant at TEG, a performance management analyst firm, whose corporate headquarters are in Indianapolis, IN. Prior to that position, he was a senior manager, finance expert and advisor at SBC Communications, for the Hungarian National Telephone Company (MATAV). Prior to MATAV, he held various Directorship positions in Taxes, Accounting Operations and Accounting Standards over a 16 year period with Ameritech Corp. A member of the Illinois Society of CPAs, Mr. Grybas holds a B.A. from the University of St. Thomas, an M.B.A. from DePaul University, and an M.S. in International Relations from Creighton University.

         Herbert Gareiss Jr., 58, is Vice President of Regulatory Compliance and Planning, Corporate Secretary and Director of Warwick Valley Telephone Company. Mr. Gareiss joined the Company in June 1980 as assistant secretary/assistant treasurer, and became vice president in 1990. He was elected to the Board of Directors in 1999. Past president of the Warwick Valley Chamber of Commerce, he serves as the Chairman of The Board of Trustees of SUNY Orange and as financial secretary of the Sugar Loaf United Methodist Church. He holds a B.A. from Gettysburg College and an M.B.A. in Management and Finance from Fairleigh Dickinson University.

         Larry D. Drake, 60, is Vice President of Operations and Technology of Warwick Valley Telephone Company. Mr. Drake joined the Company in August 1998. He was previously the Vice President Network Service, Shenandoah Telephone Company, Edinburg, Virginia. Former positions include Direct-Technical Liaison, United States Telephone Association, Washington, DC and technical positions at AT&T, Bellcore and BellSouth. He is Vice President of the Board of the Chamber of Commerce in Warwick, New York ,and President of the Vernon, New Jersey Rotary. Mr. Drake also serves on the Board of the Orange County United Way, southern division in New York and the Board of the Sussex County Community College Foundation in New Jersey. A graduate of Midland Technical College and the University of South Carolina, Drake holds an M.B.A from Fairleigh Dickinson University.

         Brenda A. Schadt, 59, is Vice President of Customer Service and Directory of Warwick Valley Telephone Company. Mrs. Schadt began her career at the Company in June 1962 as an operator and has worked throughout the Company, serving as data processing manager, customer service manager, marketing manager and directory services manager. She was selected as vice president in September 1999.

         Executive officers are elected by the Company's Board of Directors and their terms of office continue until the next annual meeting of the Board. There are no family relationships among the Company's executive officers.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
           MATTERS.

         The Company's Common Shares trade on the NASDAQ national market under the symbol WWVY. As of March 5, 2004 there were 654 Common shareholders on record and 191 Preferred shareholders on record. The Company does not know the number of street-name shareholders.

         The Company has paid quarterly cash dividends on its Common Shares since April 1931 and paid cash dividends semi-annually from July 1907 until December 1930. Quarterly cash dividends are usually declared in February, May, August and November and are paid March 31, June 30, September 30 and December 20.

No equity securities of the Company were sold during 2003 that were not registered under the Securities Act of 1933.

         Cash dividends paid per share for December 30 (in cents):

     Quarter                      2003 *     2002 *
---------------------------------------------------
First (March 31)                  $0.16      $0.14
Second (June 30)                  $0.17      $0.14
Third (September 30)              $0.18      $0.14
Fourth (December 20)              $0.19      $0.16
                                  -----      -----
TOTAL                             $0.70      $0.58

*THESE NUMBERS REFLECT THE THREE-FOR-ONE STOCK SPLIT WHICH TOOK PLACE IN OCTOBER 2003.

The high and low bid prices for the Company's Common Shares on NASDAQ for the first, second, third and fourth quarters of 2003 and 2002 were as follows:

                            QUARTER ENDED

           March 31,      June 30,     September 30,      December 31,
             2003          2003            2003              2003 *
-----------------------------------------------------------------------
High        $81.16        $84.01         $87.90             $34.02
Low         $65.00        $70.00         $75.00             $23.52

                                  QUARTER ENDED

           March 31,      June 30,     September 30,     December 31,
             2002          2002           2002               2002
---------------------------------------------------------------------
High        $57.98         $64.20         $61.12            $69.50
Low         $52.75         $57.00         $47.50            $50.51

*THESE NUMBERS REFLECT THE THREE-FOR-ONE STOCK SPLIT WHICH TOOK PLACE IN OCTOBER 2003.

ITEM 6.    SELECTED FINANCIAL DATA.

                                    ($ in thousands except per share amounts)
For year ended December 31,       2003       2002      2001      2000     1999
---------------------------      -------   -------   -------   -------   -------
Selected financial data:
Total revenues                   $28,843   $27,703   $27,538   $26,691   $23,186
Total expenses                   $25,472   $22,436   $20,792   $19,054   $17,127
Net income*                      $ 7,879   $ 7,751   $ 7,324   $ 7,018   $ 5,582
Total assets*                    $59,493   $54,809   $48,058   $42,423   $37,349
Long term obligations            $ 7,149   $     0   $ 4,000   $ 4,000   $ 4,000

Common Share data:

Income per Common Share*         $  1.45   $  1.43   $  1.34   $  1.29   $  1.02
Cash dividend per Common Share*  $   .70   $   .58   $   .57   $   .52   $   .45

* THESE NUMBERS REFLECT THE THREE-FOR-ONE STOCK SPLIT WHICH TOOK PLACE IN OCTOBER 2003 AND THE CHANGE FROM THE COST TO EQUITY METHOD OF ACCOUNTING AS STATED IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company operates in the communications services industry and provides telephone, directory advertising services, Internet, Video and other services to its customers.

You should read this discussion in conjunction with the consolidated financial statements and the accompanying notes. The presentation of dollar amounts in this discussion is in thousands.

OVERVIEW

         Our revenue increased by 4% in 2003 as compared to 2002. Primary contributors to the increase involved a price increase in network access service, directory advertising growth, new DSL and Video customers and new circuit revenue customers. Revenue increases were offset somewhat by the elimination of second and third lines by customers, decreases in the average minutes per call and in the number of intrastate calls, and the loss of dial-up Internet customers outside of the Company's service territory. Expenses increased due largely to additional pension and postretirement expenses, the impact of early retirements, content costs due to increasing Video customers, trunkline expenses, materials expense primarily related to our expanding DSL customer base, increases in insurance premiums, professional expense, expanded reporting requirements and additional proxy expenses due to shareholder actions.

         In 2002 our year over year revenue performance was essentially flat due to significant reciprocal compensation income reductions as a result of FCC order 01-131, which in 2002 mandated the phase out of reciprocal compensation. Intrastate interLATA revenue continued its downward trend as did long distance revenue due to competitive pressures from long distance carriers and wireless providers. Loss of dial-up Internet revenue kept Internet revenues flat in spite of increases in DSL revenue and the launch of our Video product. Expense increases were due to the launch of our Video product, significant postretirement medical benefit expense increases, higher bad debt due to the MCI/Worldcom bankruptcy and more depreciation expense because of the Company's network upgrades.

         The Company's core businesses -Telephone and Online- continue to be fundamentally sound and profitable businesses which can adapt to changing technologies and competition. Although operating income has declined over the past several years, such a decline is due at least in part to the Company's repositioning itself in order to face changing technology and anticipate customer demands. The Company is committed to increasing shareholder value through ongoing innovation and successful execution of a strategic plan that results in profitable products and services. The result of this commitment will, of course, be improved customer service, satisfaction and retention.

CRITICAL ACCOUNTING POLICIES

         The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Certain of these accounting policies require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and any disclosure of contingent assets and liabilities. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

         Our investments in the Orange County-Poughkeepsie Limited Partnership and Zefcom are accounted for under the equity method of accounting. Our other investment (DataNet) is accounted for under the cost method of accounting.

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

         The Company's rates are regulated by the FCC, the NYSPSC and the NJBPU and therefore the Company reflects the effects of the ratemaking actions of these regulatory bodies in its financial statements. Accordingly, the Company follows the accounting prescribed by Statement of Financial Accounting Standards
(SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation." The Company periodically reviews the continued applicability of SFAS No. 71 based on the current regulatory and competitive environment.

         The rates that the Company charges to its customers for regulated services were established in its 1993 rate case with the NYSPSC. The Company has not filed a rate case since that time. If the Company should submit a rate case with the NYSPSC in the future, it is uncertain as to what the outcome of the rate case would be and how it would affect Company's results of operations and financial position.

         The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition in Financial Statements". Telephone revenues are primarily derived from usage of the Company's network and facilities. Telephone access revenues are recognized over the period that the corresponding services are rendered to customers. Network access revenues, are recognized over the period that the corresponding services are rendered to the customer. Long distance revenue is recognized monthly as services are provided. Directory advertising revenue is recorded rateably over the life of the directory. Online services, which include DSL and Video, are recorded when rendered. Other services and sales revenue is recognized when monthly services are provided.

         The Company records deferred taxes that arise from temporary differences resulting from differences between the financial statement and the tax basis of assets and liabilities. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. The Company's deferred taxes result principally from differences in depreciation and in the accounting for pensions and other postretirement benefits. Investment tax credits are amortized as a reduction to the provision for income taxes over the useful lives of the assets that produced the credits.

         The Company records property, plant and equipment at cost. Construction costs, labor and applicable overhead related to installations and interest during construction are capitalized. Costs of maintenance and repairs of property, plant and equipment are charged to operating expense. The estimated useful life of support equipment (buildings, vehicles, computers, etc.) ranges from 2.6 to 19 years. The estimated useful lives of communication and network equipment range from 10.5 to 15 years. The estimated useful lives of buildings and other equipment range from 13.7 to 50 years. The calculation of depreciation expense is computed using the straight line method. In accordance with regulatory accounting guidelines when units of property are retired, sold or otherwise disposed of in the ordinary course of business, the gross book value is charged to accumulated depreciation with no gain or loss recognized.

         Certain direct development costs associated with internal-use software are capitalized, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects.

CONSOLIDATED RESULTS OF OPERATIONS - 2003 VS. 2002

         We will discuss factors that affected our overall results for the past two years. We will also discuss our expected revenue and expense trends for 2004 in our "Trends of the Business" section.

OPERATING REVENUES

         The Company's operating revenues increased $1,140, or 4%, in 2003 and $165, or 1%, in 2002. The increase in 2003 was due primarily to a price increase for certain network access services and the addition of DSL and Video customers. During 2003, 1,717 new DSL customers increased our overall penetration rate to 27.5%, one of the highest penetration rates in the country. The launch of our Video product continued during 2003 and added 1,063 new customers. During the last quarter of 2003, a new marketing campaign was aimed specifically at potential Long Distance customers. For the last three months of 2003, year over year revenue increases resulted and the previously ongoing revenue losses were stemmed. In addition, directory advertising revenue increased 8% over 2002 due to customer support for our white/yellow page book. Revenue increases were affected somewhat by the elimination of second and third lines by customers.

         For 2002, operating revenues increased $165, or 1%, over 2001 as a result of a $1,347 increase in network access service revenue reflecting favorable rate increases and a larger allocated share of pooled revenues from USAC. A $787, or 63%, decline in reciprocal compensation revenue impacted our Middletown CLEC revenues. The decline was due to FCC order 01-131, which mandated the phase-out of reciprocal compensation revenue in 2003. Also contributing to revenue declines was lower revenue generation in long distance services which produced decreases of $269, or 6%. The decrease in our long distance products resulted from continued competitive pressures and changing customer calling preferences. The Company experienced dial-up Internet revenue loss from customers who switched to DSL or other higher speed services offered by competitors in areas beyond the reach of our own DSL service.

OPERATING EXPENSES

         Our operating expenses increased $3,036, or 14%, in 2003 and $1,644, or 8%, in 2002. Expenses rose $806 in 2003 over 2002 because of significant increases in pension and postretirement expenses. The pension and postretirement increase was primarily due to a decreased asset base of our employee pension and postretirement benefit plans from net investment losses and the reduction in the discount rate from 7.25% to 6.75%. Content costs increased $384 largely due to the addition of new Video customers, depreciation costs increased by $899 due to our capital expansion, trunkline costs increased $644 due to anticipated higher capacity needs, material expenses were up $280 mainly due to new DSL and Video customers and increases of $182 for director and officer liability insurance premiums. Lastly, reported operating expenses include expenses for pension and postretirement benefits of $675 in connection with voluntary enhanced retirement programs offered to certain management and non-management employees as part of a work force reduction program and the capping of the non-management pension plan.

         In 2002, operating expenses increased $1,644 over 2001 due to $560 of additional costs associated with the launch of the Video product, $459 due to costs associated with the Company's defined postretirement medical benefits plan, $350 because of additional bad debt expense from the MCI/Worldcom bankruptcy, and $227 due to higher depreciation expense from network upgrades.

OTHER INCOME (EXPENSES)

         Other income (expenses) increased $2,125, or 34%, in 2003 as compared to a $2,092 increase in 2002 over the prior year. The increase was primarily due to income from O-P. Income from O-P does not automatically result in a full cash distribution to the Company. Depending upon the business needs of O-P, some cash is usually kept by the partnership for its operations. The increase in O-P income is again due to strong call volume. It should be noted that there is no guarantee that call volume will remain strong, that expense allocations from the general partner will remain the same, and that the significant year over year income increases will continue. Also affecting other income was the Company's share of Zefcom's 2003 loss which was $232 as compared to $846 and $385 in 2002 and 2001, respectively.

SEGMENT RESULTS OVERVIEW

         The TELEPHONE OPERATIONS SEGMENT accounted for approximately 77% of our consolidated operating revenues and operates as a retail wholesale seller of communications services. We provide landline telecommunications services, including local networks, network access, long distance voice, customer premise equipment, private branch exchange equipment and directory advertising services (yellow and white pages advertising and electronic publishing).

         During the last quarter of 2003, a significant marketing effort was undertaken in order to promote the Company's long-distance product. As a result 187 new subscribers were added. Also in the last quarter of 2003, the Company experienced a reduction of trunkline requirements and expect to see the benefits of this reduction in 2004.

         The ONLINE SEGMENT accounted for approximately 23% of our consolidated segment operating revenues. This segment provides high speed (DSL) and dial-up Internet services, help desk operations and beginning in 2002 Video over VDSL (a digital TV product).

         During 2003 Online incurred $377 more in costs in 2003 than in 2002 due to a higher utilization of telephone company personnel for VDSL and DSL product rollouts.

    TELEPHONE

         Local network service-revenue decreased $65, or 2%, from 2002 due essentially to the loss of 659 access lines. Our access line loss was due primarily to customers eliminating their second and third lines. Within this revenue group, calling feature revenue increased 4% due to focused marketing plans and successful sales efforts by our customer representatives.

         Network access service-which includes end user, local switching support, switched access and special access revenue categories, was up 9% overall compared to 2002. The increase was due primarily to switched access price increases.

         Long distance service-which includes services resulting from the transport of intraLATA (outside of local calling area) and interLATA (traditional long distance) was down $180, or 5%, in comparison to 2002. The decrease was due entirely to a decrease in intraLATA traffic due to fewer call minutes and the increasing use of cell phones. At the end of the third quarter, the Company began a significant marketing campaign to win back interLATA customers. As a result, the Company obtained 187 new customers and experienced flat year over year interLATA revenue performance.

         Directory advertising revenues-increased $111, or 8%, over 2002 because of customer acceptance of various promotions that were aimed at increasing advertising space taken by existing customers. The promotions also included an Internet bundle whereby the customer's information would be added to an Internet directory. The unit also launched an innovative Woman's Directory.

         Other service and sales revenues-which includes services related to billing and collections provided to other carriers, inside wire revenue, circuit revenue and reciprocal compensation-increased $147, or 5%, over 2002 due in large part to a $271, or a 248%, increase in circuit revenue which was offset in part by a $150 or 32% decrease in reciprocal compensation due to lower rates that were mandated by the FCC.

         Telephone operations expenses increased $1,561 or 8%, over 2002. The increase was due essentially to three significant causes. First, benefit expenses increased $578 over the prior year due to a decreased asset base caused by investment losses and a decrease in the discount rate. During the year, the Company took steps to control this cost category by capping the non-management pension fund as of December 31, 2003. Second, the segment's trunkline charges increased $437 over 2002 as a result of network capacity demands. Third, $182 in additional expense was incurred because of higher insurance costs (primarily directors and officers liability insurance), higher professional fees and proxy expenses that were incurred due to shareholder actions.

         Depreciation expense increased $514 over 2002 due to capital additions made to modernize our existing plant and due to an acceleration of the completion process of construction work (thus adding depreciable plant faster than in prior years).

         Other income (expenses) rose $2,125, or 34%. During the year, O-P experienced revenue growth of 26% over 2002 due to higher access, usage and long distance revenues.

     ONLINE

         Online revenues increased $369, or 6%, over 2002 due to significant increases in DSL customers and Video customers. At the end of 2003, the Company achieved a 27.5% penetration of DSL customers, one of the highest penetrations in the United States and a 61% year over year increase in revenue. Video customers have been added at a steady rate as the product is rolled out across our service territory in conjunction with our Video product. Total Video revenue was up $695 over the prior year. Offsetting these results was a decline in dial-up revenue of $1,201, or 25%, which resulted from a significant loss of customers outside of the Company's service territory, to providers of higher speed services. The Company will probably continue to lose dial-up customers outside of the Company's service territory because it is unable to provide higher speed services to them.

         Online expenses increased $1,033, or 16%, due in substantial part to increased benefit expenses of $203 and $377 in expense due to additional charges related to the rollout of its Video and DSL products. Depreciation expenses increased $395 due to equipment additions for Internet services and also to faster capital project job completion, which allowed plant to be placed in service at a faster pace than before.

INVESTMENT IN ZEFCOM

         The Company has a 17% ownership interest in Zefcom, LLC ("Zefcom"). This investment has historically been recorded on the cost method of accounting. Zefcom formed an Executive Operating Committee consisting of representatives from three of the investors in Zefcom. The Operating Committee's responsibilities are to assist management as necessary in relations with consultants and prospective investors, and in matters of finance. As a result, the Operating Committee exerts significant influence over the financial and operating decisions of Zefcom.

         The Company's Chief Executive Officer was elected to this committee. Accordingly, the Company, through its representation on this Operating Committee began exerting significant influence on the financial and operating decisions of Zefcom in the fourth quarter of 2003. As a result of this change, the Company changed its accounting for the Zefcom investment from the cost method to the equity method of accounting.

         In accordance with generally accepted accounting principles, the Company has adjusted its prior period financial results to record its 17% investment in Zefcom as if it had been accounted for under the equity method of accounting. Zefcom's losses have been reflected in the Company's current and prior year financial statements. For the years ended December 31, 2002 and 2001 the net effect of the change was to decrease net income after taxes by $546 or $0.10 per basic and diluted share and $248 or $0.05 per basic and diluted share, respectively. The effect of the change on the December 31, 2002 balance sheet was to reduce Investments by $1,231.

LIQUIDITY

         The Company had $5,717 of cash and cash equivalents available at December 31, 2003. The Company has a $4,000 line of credit with a bank, of which the entire amount remained unused at December 31, 2003. Interest on the line of credit is at a variable rate and borrowings are on a demand basis without restrictions. In addition, on February 18, 2003, the Company closed a commitment with CoBank, ACB with respect to an $18.5 million unsecured term credit facility at a variable rate (approximately 3% for the period February 18 through December 31, 2003). Under conditions set by the NYSPSC, the Company was allowed to use a portion of the proceeds from this loan to refinance $4,000 of long-term debt and repay $3,000 under a line of credit. The Company may use the remaining amount available under the facility - $11.5 million - to finance capital expenditures and pay expenses and fees associated with borrowings made under the facility. The Company may also re-borrow amounts repaid under the facility, which will remain available to the Company until September 30, 2004. In February 2003, the Company used $3,149 of the credit facility funds to repay $3,000 line of credit, plus accrued interest, and closing costs associated with the facility. The Company made an additional draw to repay $4,000 in long-term debt that matured in December 2003.

CASH FROM OPERATING ACTIVITIES

         The Company's primary source of funds continues to be cash generated from operations, as shown in the consolidated statement of cash flows. For the years ended December 31, 2003, 2002 and 2001, respectively, net cash from operating activities was less than our capital expenditures due to the Company's continued growth in the Video business.

CASH FROM INVESTING ACTIVITIES

         Capital expenditures totaled $6,261, $8,399 and $9,446 for the years ended December 31, 2003, 2002 and 2001, respectively. The decreases of $2,138 in 2003 over 2002 and $1,047 in 2002 over 2001 were primarily due to the fact that the construction of our Video infrastructure which began in 2001 was essentially completed in 2002.

         The Company's cash distribution from O-P for the Company's share of O-P's earnings increased by approximately $4,125 (or 69%) to $10,125 during 2003, compared to $6,000 for 2002. O-P's earnings are distributed to the Company on a quarterly basis at the discretion of the general partner.

CASH FROM FINANCING ACTIVITIES

         Dividends, as adjusted for the stock split, declared by the Board of Directors of the Company, were $0.70 per share for the year ended December 31, 2003 as compared to $0.58 for 2002 and $0.57 in 2001. The total dividends paid as of December 31, 2003 on its common shares by the Company were $3,781 compared to $3,191 in 2002 and $3,065 in 2001.

         In 2003, 2002 and 2001, respectively, the Company had short-term lines of credit arrangements with two banks which were utilized to assist in the funding of working capital requirements and capital expenditures. These borrowings were short-term in nature and normally repaid from operating cash within a year. As noted above, borrowings from one line of credit were paid in full in February 2003 out of the proceeds from the CoBank transaction.

OFF-BALANCE SHEET ARRANGEMENTS

         As of December 31, 2003 the Company did not have any material off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         Below is a summary of the Company's material contractual obligations and commitments as of December 31:

                                                                            Payments Due by Period
                                                                               ($ in thousands)
                                                        Less                                      More
                                                        than         1 - 3         3 - 5          than
                                                       1 Year        Years         Years         5 Years         Total
                                                     ---------   ------------   -----------   -------------   -----------
Long-term debt, including current maturities (a)     $     223   $      1,787   $     1,787   $       3,352   $     7,149
Operating leases (b)                                       159            318           234             410         1,121
Purchase obligations (c)                                   772            880             0               0         1,652
Other long-term obligations (d)                          1,139              0             0               0         1,139
                                                     ---------   ------------   -----------   -------------   -----------
Total contractual obligations and commitments        $   2,293   $      2,985   $     2,021   $       3,762   $    11,061
                                                     =========   ============   ===========   =============   ===========

(a) Pursuant to the loan agreement, principal payments relating to long-term debt commence in October 2004 and continue for 32 consecutive quarters until repaid in full.

(b) The Company leases tower space for transmission of content for its Video product, in addition the Company also leases office space and vehicles.

(c) Represents agreements to purchase trunklines from other carriers for transmission of voice, data and video.

(d) Company minimum required contributions for its pension and postretirement plans. These amounts were not estimable for the years after 2004.

OTHER EVENTS

         From time to time shareholders have suggested that the Company should somehow distribute its O-P interest to the shareholders as a group, rather than using the income from O-P in some other fashion. Currently, some of that income helps to modernize and expand services and to pay other expenses, reducing the need to incur debt; the rest is available to be paid as dividends to shareholders. Some of the proposals from shareholders would involve issuing debt securities, dividending out the proceeds and using O-P income to pay interest; one would involve the sale of O-P interest followed by the payment of a special dividend; and others would involve making a special dividend of O-P interest or spinning it off. After careful consideration of the Company's business needs and of tax and legal advice, the

Board does not believe that any of these proposals have advantages that are more beneficial to the Company's customers and shareholders than the current uses to which the income from O-P is put. The Company and the Board believes that a brief explanation of this position would be helpful to shareholders.

         The issuance of debt to be repaid in cash creates timing risks in connection with repayment, especially if the principal is payable in full at maturity, as is usually the case. Exchangeable or convertible debt would result in the taxation of the Company upon the exchange or conversion, as if O-P interest had been sold for the amount of the debt. A sale or a dividend of O-P interest would result in the Company's being taxed on the difference between the amount it paid for O-P interest and the sale price or (in the case of a dividend) the fair market value; in addition, the shareholders would pay tax on what they received. In the case of a dividend, the Company would have to use other funds to pay its taxes, since a dividend does not provide funds to the Company. The sale of some types of secured debt would be treated similarly. A spin-off would require O-P interest and a small active business to be put in a corporation. The spin-off itself would not be taxable to the Company or its shareholders; however, the need to use a corporation would result in double taxation: the corporation itself would pay tax on the income from O-P interest, and then its shareholders would pay taxes on the dividends they receive. Because its investments would not be diversified, the spin-off would not be eligible for taxation as a so-called registered investment company. As far as taxes are concerned, this is just like the current situation, in which the Company holds O-P interest.

         In addition, most of the proposals would require the approval of O-P's general partner. Disapproval is permitted if it is reasonable; refusal to give approval would essentially result in preventing further Company action on a proposal. The Company believes the chances of approval are low in most instances. Dividending out O-P interest would require complex efforts to prevent O-P from becoming a publicly traded partnership for tax purposes, and would require O-P to file reports with the SEC as well. Publicly traded partnerships are taxed as corporations, leading to two levels of taxation. These issues would make it especially difficult, the Company believes, to obtain the approval of O-P's general partner. All of the proposals would require the approval of the NYSPSC. A spin-off would require the new corporation holding O-P interest to register as an investment company, which would increase the cost of the spin-off and make it difficult or impossible for the Company to effectively assist in managing the active business that is required to be in the corporation with O-P interest. For the reasons just summarized, the Board has decided that retaining the Company's current relationship to O-P is preferable to implementing any of the proposals or variations thereof.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

2004 REVENUE TRENDS

         For 2004, management expects current economic, competitive and regulatory trends to continue. Access lines should continue to slowly decrease and dial-up revenue loss should continue at approximately the same rate as in 2003. We expect such losses to be offset by increasing DSL and Video revenue as well as from successful marketing of our other products through new bundling packages. Long distance revenue should exhibit very modest growth. Overall, management expects total consolidated revenue to be only slightly ahead of 2003.

2004 EXPENSE TRENDS

         We expect that pension and retiree medical cost expense trends will be the same as 2003. Certain factors, such as investment returns, depend largely on trends in the U.S. securities markets and the general U.S. economy. Our ability to improve the performance of those factors is limited. In particular, any weakness in securities markets could result in investment losses and a decline in plan assets. However, as a result of capping the non-management pension plan as of December 31, 2003, expense savings year over year are expected to occur.

         During 2003, the Company reached a five year agreement with the IBEW. As part of this agreement, labor cost for our union employees will increase 3% per year as per the contract.

         As a result of new agreements with various carriers, trunkline costs are expected to decrease by 10 to 20 percent.

         Lastly, as a result of new requirements related to the Sarbanes-Oxley Act, the Company expects compliance costs to increase in 2004 as compared to 2003.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 15(a)(1) on page 18 for Index to Financial Information.

         Selected supplementary quarterly financial data can be found in Note 16 of Notes to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company engaged PricewaterhouseCoopers LLP as its independent auditor in the second quarter of 2003. The Company's previous auditor Bush & Germain, decided that it no longer wanted to audit public companies. The report by Bush & Germain on the Company's financial statements for the years 2002 and 2001 did not contain any adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. For the years 2002 and 2001, there were no disagreements between the Company and Bush & Germain regarding accounting principles or practices, financial statement disclosures or auditing scope or procedures.

ITEM 9A. CONTROLS AND PROCEDURES.

     1.   Evaluation of disclosure controls and procedures

          The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and they have concluded that such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

     2.   Changes in internal controls over financial reporting

          We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed for financial reporting purposes as they relate to disclosures and procedures. For the fourth quarter ended December 31, 2003, there were no changes in our disclosure controls or in other factors that materially affected or were reasonably likely to materially affect such controls.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The name, age and background of each of the Company's Board of Directors and nominees for Board of Directors are incorporated by reference to the material under the caption "Information about Directors and Nominees for Election of Directors" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders.

         Philip S. Demarest, 67 is a Director and Chairman of the Audit Committee of Warwick Valley Telephone Company and is an "audit committee financial expert". During his tenure with the Company, which ended in 1998, Mr. Demarest served as Vice President, Treasurer and Chief Financial Officer.

ETHICS AND VALUES

         The Company has a code of ethics that applies to all employees (including its principal executive officer and principal financial officer) and members of the Board of Directors and is based upon the philosophy that each director and each executive officer will lead by example and foster a culture that emphasizes trust, integrity, honesty, judgment, respect, managerial courage and responsibility. It is expected that each director and every employee will act ethically at all times and adhere to the policies, as well as the spirit of the code.

         The Company has filed a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to this Report on Form 10-K and will provide to any shareholder a copy of the code, without charge, upon written request to Herbert Gareiss, Jr., Secretary, at Warwick Valley Telephone Company, P.O. Box 592, Warwick, New York 10990.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely and in reliance upon a review of the Forms 3, 4 and 5 submitted to the Company during or with respect to calendar year 2003, copies of reports filed with the Securities and Exchange Commission and written representations that no Form 5 were required, the Company believes that all such reports were filed on time.

ITEM 11. EXECUTIVE COMPENSATION.

         Incorporated by reference to the information under the caption "Executive Compensation" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company paid approximately $294, $494 and $323 during 2003, 2002, and 2001 to John W. Sanford & Son, Inc., whose President and Chief Operating Officer is the brother of Corinna S. Lewis, a Director of the Company. These amounts were paid as premiums on various insurance policies maintained by the Company. The portion of these amounts that represents a commission to John W. Sanford & Son, Inc. was less than $200. The Company believes that the transactions with John W. Sanford & Son, Inc. are on as favorable terms as those available from unaffiliated third parties.

         Board of Director member, Fred M. Knipp, is a trustee of the Warwick Savings Bank, at which the Company has its principal bank accounts and temporary investments.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Audit Fees

         For professional services rendered in connection with the audit of the Company's annual financial statements for 2003, and reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the second and third quarters of 2003, PricewaterhouseCoopers LLP billed the Company fees in an aggregate amount of $192. There were no other fees paid to PricewaterhouseCoopers LLP. The Audit Committee has concluded that the provision of these services is compatible with maintaining the independence of PricewaterhouseCoopers LLP.

         Billing for professional services rendered in connection with the review of the Company's quarterly statement for March 31, 2003 on Form 10-Q, Bush & Germain, the Company's previous auditor, was included in 2002 fees. Audit fees paid to Bush & Germain in 2002 amounted to $36.

         Tax Fees

         For professional services rendered in connection with the Company's tax preparation for December 31, 2002 Bush & Germain, the Company's previous auditors billed the Company $15.

         All Other Fees

         Bush & Germain billed the Company aggregate fees in the amount of $10 for professional services rendered in connection with the 2002 Annual Report on Form 11-K of the Company's 401(k) plan.

         The Audit Committee pre-approves all non-audit work performed for the Company by its independent auditors. It considers each item of work individually and in advance of its performance and does not currently have a pre-established set of criteria that could be applied to such work without requiring separate consideration by the Audit Committee. In determining whether to approve a particular item of non-audit work, the Audit Committee considers all ways in which such work could compromise or appear to compromise the independence of the Company's independent auditors.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

(a)      The following items are filed as part of this Annual Report:

                                                                                                           Page
1.   Financial Statements

     Report of Independent Auditors PricewaterhouseCoopers LLP - December 31, 2003                          23
     Report of Independent Auditors-Bush & Germain - December 31, 2002 and 2001                             24
     Consolidated Statements of Income-Years Ended December 31, 2003, 2002 and 2001                         25
     Consolidated Balance Sheets-December 31, 2003 and 2002                                                 26
     Consolidated Statements of Cash Flows-Years Ended December 31, 2003, 2002 and 2001                     27
     Consolidated Statements of Shareholders' Equity-Years Ended December 31, 2003, 2002
       and 2001                                                                                             28
     Notes to Consolidated Financial Statements                                                           29-40

2.   Financial Statement Schedules

     Report of Independent Auditors - PricewaterhouseCoopers LLP                                            20
     Schedule II.  Valuation and Qualifying Accounts                                                        21

3.   Exhibits

     Index to Exhibits on page 41.

(b)      Reports on Form 8-K:

         Not applicable.

3.   Exhibits

EXHIBIT NO.        DESCRIPTION OF EXHIBIT                          REFERENCE
  3(a)          Articles of Incorporation,              Incorporated by reference to
                 as amended                              Exhibit 3(i) to the Company's
                                                         Quarterly Report on Form 10-Q
                                                         for September 2003

  3(b)          By-Laws                                 Incorporated by reference to
                                                         Exhibit 3(b) to the Company's
                                                         Annual Report on Form 10-K for
                                                         2002

  4(a)          Form of Common Shares                   Incorporated by reference to
                 Certificate, as amended                 Exhibit 4 to the Company's
                                                         Quarterly Report on Form 10-Q
                                                         for September 2003


  4(b)          CoBank Loan Agreement                   Incorporated by reference to
                                                         Exhibit 4(d) to the Company's
                                                         Annual Report on Form 10-K
                                                         for 2002

  14            Warwick Valley Telephone Company        Filed herewith
                 Code of Ethics

  21            Significant Subsidiaries of             Filed herewith
                 Registrant

  23.1          Consent of Independent Accountants      Filed herewith
                 -Bush & Germain

  23.2          Consent of Independent Accountants      Filed herewith
                 -Deloitte & Touche LLP

  23.3          Consent of Independent Accountants
                -PricewaterhouseCoopers LLP             Filed herewith

  24            Orange County-Poughkeepsie              Filed herewith
                 Limited Partnership Financial
                 Statements as of December 31, 2003
                 and 2002 and for the years ended
                 December 31, 2003, 2002 and 2001

  31.1          Certification signed by M. Lynn         Filed herewith
                 Pike-Chief Executive Officer

  31.2          Certification signed by Philip A.       Filed herewith
                 Grybas-Chief Financial Officer

  32.1          Certification pursuant to 18            Filed herewith
                 U.S.C. Section 1350, as adopted
                 pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002 signed
                 by M. Lynn Pike-Chief
                 Executive Officer.

  32.2          Certification pursuant to 18            Filed herewith
                 U.S.C. Section 1350, as adopted
                 pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002 signed
                 by Philip A. Grybas-Chief
                 Financial Officer.

                       REPORT OF INDEPENDENT AUDITORS ON
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Warwick Valley Telephone Company

Our audit of the consolidated financial statements referred to in our report dated March 24, 2004 appearing in the 2003 Annual Report to Shareholders of Warwick Valley Telephone Company (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

New York, New York
March 24, 2004

                        WARWICK VALLEY TELEPHONE COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                ($ in thousands)

                                 Column C
   Column A       Column B       Additions           Column D     Column E
----------------------------------------------------------------------------
                 Balance at  Charged to  Charged to               Balance at
                 Beginning   Costs and     Other                     End
  Description    of Period    Expenses    Accounts   Deductions   of Period
----------------------------------------------------------------------------
                              (Note a)    (Note b)    (Note c)
Allowance for
Uncollectibles:
  Year 2003        $428        $146         $102       $168         $508
  Year 2002        $ 65        $465         $ 42       $144         $428
  Year 2001        $ 65        $ 98         $106       $204         $ 65

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

                                        WARWICK VALLEY TELEPHONE COMPANY

Dated: March 25, 2004                   By  /s/ M. Lynn Pike
                                            ------------------------------
                                        M. Lynn Pike
                                        President, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the 25 day of March, 2004.

          SIGNATURE                                   TITLE
  /s/ Herbert Gareiss, Jr.             Vice President ,Secretary and Director
----------------------------
    Herbert Gareiss, Jr.

    /s/ Philip A. Grybas                    Vice President and Treasurer
----------------------------        (Principal Financial and Accounting Officer)
      Philip A. Grybas

      /s/ Fred M. Knipp                               Director
----------------------------
        Fred M. Knipp

    /s/ Wisner H. Buckbee                             Director
----------------------------
      Wisner H. Buckbee

     /s/ Rafael Collado                               Director
----------------------------
       Rafael Collado

    /s/ Joseph E. DeLuca                              Director
----------------------------
      Joseph E. DeLuca

   /s/ Philip S. Demarest                             Director
----------------------------
     Philip S. Demarest

                                                      Director
----------------------------
    Robert J. DeValentino

                                                      Director
----------------------------
      Corinna S. Lewis

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Shareholders of Warwick Valley Telephone Company:

In our opinion, based on our audit and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Warwick Valley Telephone Company ("WVTC") and their subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of WVTC's management; our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Orange County-Poughkeepsie Limited Partnership (the "O-P Partnership"), an investment that was reflected in the consolidated financial statements of WVTC using the equity method of accounting. The investment in O-P partnership represents 6.3% of total assets as of December 31, 2003 and 77% of income before income taxes for the year ended December 31, 2003. The financial statements of O-P Partnership were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for O-P Partnership, is based solely on the report of the other auditors. We conducted our audit of WVTC's financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

As disclosed in Note 2 to the financial statements, WVTC changed its accounting for asset retirement costs as of January 1, 2003.

PricewaterhouseCoopers LLP
New York, New York

March 24, 2004

                               BUSH & GERMAIN, PC
                          Certified Public Accountants
                                901 Lodi Street
                            Syracuse, New York 13203
                             phone: (315) 424-1145
                              fax: (315) 424-1457

January 30, 2003

To the Board of Directors
Warwick Valley Telephone Company
P.O. Box 592
Warwick, New York 10990

                          INDEPENDENT AUDITORS' REPORT

                           We have audited the accompanying consolidated balance
sheets of Warwick Valley Telephone Company as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. Our audits also include the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                           In our opinion, the consolidated financial statements
referred to above present fairly, in all material respects, the financial position of Warwick Valley Telephone Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                           As disclosed in Note 8 to the financial statements,
Warwick Valley Telephone Company adopted the equity method of accounting for one of its investments in 2003, which had previously been recorded under the cost method.

/s/ Bush & Germain, P.C.
    Bush & Germain, P.C.

                        WARWICK VALLEY TELEPHONE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                    ($ in thousands except per share amounts)


        FOR THE YEARS ENDED DECEMBER 31,                           2003           2002           2001
                                                                -----------    -----------    -----------
Operating Revenues:
       Local network service                                    $     4,075    $     4,140    $     4,249
       Network access service                                         9,550          8,792          7,445
       Long distance services                                         3,766          3,946          4,215
       Directory advertising                                          1,429          1,318          1,160
       Online services                                                6,699          6,330          6,389
       Other services and sales                                       3,324          3,177          4,080
                                                                -----------    -----------    -----------
       Total operating revenues                                 $    28,843    $    27,703    $    27,538
                                                                -----------    -----------    -----------
Operating Expenses:
       Plant specific                                           $     4,738    $     4,328    $     3,494
       Plant non-specific:
         Depreciation & amortization                                  4,901          3,991          3,764
         Other                                                        2,846          2,225          2,018
       Customer operations                                            4,483          4,203          4,687
       Corporate operations                                           4,562          3,887          3,079
       Cost of services and sales                                     2,470          2,242          2,215
       Property, revenue and payroll taxes                            1,472          1,560          1,535
                                                                -----------    -----------    -----------
       Total operating expenses                                 $    25,472    $    22,436    $    20,792
                                                                -----------    -----------    -----------
       OPERATING INCOME                                         $     3,371    $     5,267    $     6,746

Other Income (Expenses)
       Interest income (expense), net of capitalized interest   $      (380)   $      (318)   $      (355)
       Income from equity method investments                          8,846          6,733          4,606
       Other income (expense)                                            (6)           (80)            (8)
                                                                -----------    -----------    -----------
       Total other income (expense) - net                       $     8,460    $     6,335    $     4,243
                                                                -----------    -----------    -----------
       INCOME BEFORE INCOME TAXES                               $    11,831    $    11,602    $    10,989

Income Taxes                                                    $     3,952    $     3,851    $     3,665

       NET INCOME                                               $     7,879    $     7,751    $     7,324

Preferred Dividends                                             $        25    $        25    $        25
                                                                -----------    -----------    -----------
       INCOME APPLICABLE TO COMMON STOCK                        $     7,854    $     7,726    $     7,299
                                                                ===========    ===========    ===========
       Basic & Diluted Earnings per Share of
       Outstanding Common Stock                                 $      1.45    $      1.43    $      1.34
                                                                ===========    ===========    ===========
       Weighted Average Shares of Common Stock
       Outstanding                                                5,400,873      5,408,484      5,411,808
                                                                ===========    ===========    ===========

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

                        WARWICK VALLEY TELEPHONE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    ($ in thousands except per share amounts)


                                                                                               DECEMBER 31,      DECEMBER 31,
                                                                                                   2003              2002
                                                                                               ------------      ------------
ASSETS

Current assets:
  Cash                                                                                         $      5,717      $      1,641
  Accounts receivable - net of reserve for uncollectibles - $508 and $428, respectively               3,420             3,126
  Other accounts receivable                                                                             273               615
  Materials and supplies                                                                              1,153             1,468
  Prepaid expenses                                                                                      681               544
  Deferred income taxes                                                                                 255                60
                                                                                               ------------      ------------
Total current assets                                                                           $     11,499      $      7,454
                                                                                               ------------      ------------
  Property, plant and equipment, net                                                                 41,322            39,947
  Unamortized debt issuance costs                                                                       115                 5
  Intangible asset - pension                                                                            744               831
  Other deferred charges                                                                                510                27
  Investments                                                                                         5,303             6,545
                                                                                               ------------      ------------
  TOTAL ASSETS                                                                                 $     59,493      $     54,809
                                                                                               ------------      ------------
LIABILITIES

Current liabilities:
  Accounts payable                                                                             $      1,559      $      2,082
  Notes payable                                                                                           0             5,000
  Current maturities of long term debt                                                                    0             4,000
  Advance billing and payments                                                                          247               230
  Customer deposits                                                                                     135               125
  Accrued taxes                                                                                         506                48
  Pension and postretirement benefit obligation                                                       1,139               516
  Other accrued expenses                                                                              1,252             1,123
                                                                                               ------------      ------------
Total Current Liabilities                                                                      $      4,838      $     13,124
                                                                                               ------------      ------------
  Long-term debt                                                                                      7,149                 0
  Deferred income taxes                                                                               4,119             3,620
  Other liabilities and deferred credits                                                                536               483
  Pension and postretirement benefit obligation                                                       4,511             2,871
                                                                                               ------------      ------------
  TOTAL LIABILITIES                                                                            $     21,153      $     20,098
                                                                                               ------------      ------------
Shareholders' Equity
  Preferred stock - $100 par value; authorized and issued shares 5,000;
    $0.01 par value authorized and unissued shares 10,000,000;                                 $        500      $        500
  Common stock - $0.01 par value; authorized shares 10,000,000                                           60                60
      Issued 5,984,883 for 12/31/03 and 5,982,810 for 12/31/02
  Treasury stock - $0.01 par value, 583,683 shares for 12/31/03 and 12/31/02, respectively           (3,598)           (3,598)
  Additional paid in capital                                                                          3,473             3,421
  Accumulated other comprehensive income                                                               (765)             (269)
  Retained earnings                                                                                  38,670            34,597
                                                                                               ------------      ------------
  Total Shareholders' Equity                                                                   $     38,340      $     34,711
                                                                                               ------------      ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $     59,493      $     54,809
                                                                                               ============      ============

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

                        WARWICK VALLEY TELEPHONE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in thousands )


       FOR THE YEARS ENDED DECEMBER 31,                                  2003        2002        2001
                                                                       --------    --------    --------
CASH FLOW FROM OPERATING ACTIVITIES:
       Net income                                                      $  7,879    $  7,751    $  7,324
       Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                      4,901       3,991       3,764
       Deferred income taxes                                                304       1,348           4
       Interest charged to construction                                     (42)       (238)       (283)
       Income from equity method investments                             (8,846)     (6,733)     (4,608)
Changes in assets and liabilities:
       (Increase) Decrease in accounts receivable                          (294)        312         541
       (Increase) Decrease in other receivables                             342        (615)        112
       (Increase) Decrease in materials and supplies                        315         803        (606)
       (Increase) Decrease in prepaid expenses                             (137)          1         (57)
       (Increase) Decrease in deferred charges                             (482)        171        (104)
       Increase (Decrease) in accounts payable                             (523)        163        (881)
       Increase (Decrease) in customers' deposits                             9          (3)         (3)
       Increase (Decrease) in advance billing and payment                    17          28           8
       Increase (Decrease) in accrued taxes                                 458         (16)         40
       Increase (Decrease) in pension and postretirement
         benefits obligations                                             1,856       1,014         498
       Increase (Decrease) in other accrued expenses                        129         802         (90)
       Increase (Decrease) in other liabilities and deferred credits         53         (89)         33
                                                                       --------    --------    --------
Net cash provided by operating activities                              $  5,939    $  8,690    $  5,692
                                                                       --------    --------    --------
CASH FLOW FROM INVESTING ACTIVITIES:
       Purchases of property, plant and equipment                        (6,261)     (8,399)     (9,446)
       Interest charged to construction                                      42         238         283
       Distribution from partnership                                     10,125       6,000       5,283
       Investment contributions                                             (38)       (800)       (200)
                                                                       --------    --------    --------
Net cash provided by (used in) investing activities                    $  3,868    $ (2,961)   $ (4,080)
                                                                       --------    --------    --------

CASH FLOW FROM FINANCING ACTIVITIES:
       Payments of notes payable                                         (9,000)     (1,250)      1,300
       Proceeds from issuance of long term debt                           7,149           -           -
       Unamoritized debt issuance                                          (126)          -           -
       Dividends(Common & Preferred)                                     (3,806)     (3,216)     (3,090)
       Sale of common stock                                                  52          10          20
       Purchase of treasury stock                                             -        (213)          -
                                                                       --------    --------    --------
Net cash used in financing activities                                  $ (5,731)   $ (4,669)   $ (1,770)
                                                                       --------    --------    --------
Increase (Decrease) in cash and cash equivalents                          4,076       1,060        (158)

Cash and cash equivalents at beginning of year                            1,641         581         739
                                                                       --------    --------    --------
Cash and cash equivalents at end of year                               $  5,717    $  1,641    $    581
                                                                       ========    ========    ========
       Interest                                                        $    459    $    589    $    650
       Income tax                                                      $  2,690    $  2,585    $  3,689

Please see accompanying notes, which are an integral part of the consolidated financial statements.

                         WARWICK VALLEY TELEPHONE COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      ($ in thousands except share amounts)


                                          TREASURY    TREASURY   PREFERRED  PREFERRED
                                            STOCK      STOCK       STOCK      STOCK        COMMON
                                           SHARES      AMOUNT     SHARES     AMOUNT     STOCK SHARES
                                         ----------   --------   ---------  ---------   -------------
BALANCE, DECEMBER 31, 2000                 571,491    $ (3,385)    5,000    $     500      5,980,779

  Net income for the year Dividends:
       Common ($0.57 per share)
       Preferred ($5.00 per share)

 Sale of Common Stock                                                                          1,461
 Purchase of Treasury Stock
                                           -------    --------     -----    ---------      ---------
BALANCE, DECEMBER 31, 2001                 571,491    $ (3,385)    5,000    $     500      5,982,240
                                           -------    --------     -----    ---------      ---------
  Net income for the year
  Minimum Pension Liability
    Total Comprehensive Income (Loss)

  Dividends:
       Common ($0.58 per share)
       Preferred ($5.00 per share)

  Sale of Common Stock                                                                           570
  Purchase of Treasury Stock                12,192        (213)
                                           -------    --------     -----    ---------      ---------
BALANCE, DECEMBER 31, 2002                 583,683    $ (3,598)    5,000    $     500      5,982,810
                                           -------    --------     -----    ---------      ---------
  Net income for the year
  Minimum Pension Liability
    Total Comprehensive Income (Loss)

  Dividends:
       Common ($.70 per share)
       Preferred ($5.00 per share)

  Sale of Common Stock                                                                         2,073
  Purchase of Treasury Stock
                                           -------    --------     -----    ---------      ---------
BALANCE, DECEMBER 31, 2003                 583,683    $ (3,598)    5,000    $     500      5,984,883
                                           =======    ========     =====    =========      =========


                                                                         ACCUMULATED
                                         COMMON   ADDITIONAL                OTHER
                                          STOCK    PAID IN    RETAINED  COMPREHENSIVE
                                         AMOUNT    CAPITAL    EARNINGS  INCOME (LOSS)     TOTAL
                                         -------  ----------  --------  -------------   ---------
BALANCE, DECEMBER 31, 2000               $    60  $    3,391  $ 25,828  $          0    $  26,394

  Net income for the year Dividends:                             7,324                      7,324
       Common ($0.57 per share)                                 (3,065)                    (3,065)
       Preferred ($5.00 per share)                                 (25)                       (25)

 Sale of Common Stock                          -          20                                   20
 Purchase of Treasury Stock
                                         -------   ---------  --------  ------------    ---------
BALANCE, DECEMBER 31, 2001               $    60   $   3,411  $ 30,062  $          0    $  30,648
                                         -------   ---------  --------  ------------    ---------
  Net income for the year                                        7,751                      7,751
  Minimum Pension Liability                                                     (269)        (269)
                                                                                        ---------
    Total Comprehensive Income (Loss)                                                       7,482

  Dividends:
       Common ($0.58 per share)                                 (3,191)                    (3,191)
       Preferred ($5.00 per share)                                 (25)                       (25)

  Sale of Common Stock                        -           10                                   10
  Purchase of Treasury Stock                                                                 (213)
                                         -------  ----------  --------  ------------    ---------
BALANCE, DECEMBER 31, 2002               $    60  $    3,421  $ 34,597  $       (269)   $  34,711
                                         -------  ----------  --------  ------------    ---------
  Net income for the year                                        7,879                      7,879
  Minimum Pension Liability                                                     (496)        (496)
                                                                                        ---------
    Total Comprehensive Income (Loss)                                                       7,383

  Dividends:
       Common ($.70 per share)                                  (3,781)                    (3,781)
       Preferred ($5.00 per share)                                 (25)                       (25)

  Sale of Common Stock                         -          52                                   52
  Purchase of Treasury Stock
                                         -------  ----------  --------  ------------    ---------
BALANCE, DECEMBER 31, 2003               $    60  $    3,473  $ 38,670  $       (765)   $  38,340
                                         =======  ==========  ========  ============    =========

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

         Warwick Valley Telephone Company ("the Company") provides communications services to customers in the Towns of Warwick, Goshen, and Wallkill, New York and the Townships of Vernon and West Milford, New Jersey. Its services include providing local, toll telephone service to residential and business customers, access and billing and collection services to interexchange carriers, Internet access and Video service.

BASIS OF PRESENTATION

         The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

         Our investments in the Orange County-Poughkeepsie Limited Partnership and Zefcom,LLC ("Zefcom") are accounted for under the equity method of accounting. (See Note 8) Our other investment (DataNet) is accounted for under the cost method of accounting.

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

RECLASSIFICATIONS

         Certain amounts previously reported for prior periods have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements. Such reclassifications had no effect on the results of operations or shareholders' equity as previously recorded.

REGULATED ACCOUNTING

         The Company's rates are regulated by the Federal Communications Commission ("FCC"), the New York State Public Service Commission ("NYSPSC") and the New Jersey Board of Public Utilities ("NJBPU") and therefore the Company reflects the effects of the ratemaking actions of these regulatory bodies in its financial statements. Accordingly, the Company follows the accounting prescribed by Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation". The Company periodically reviews the continued applicability of SFAS No. 71 based on the current regulatory and competitive environment.

         The rates that the Company charges to its customers for regulated services were established in its 1993 rate case with the NYSPSC. The Company has not filed a rate case since that time. If the Company should submit a rate case with the NYSPSC in the future, it is uncertain as to what the outcome of the rate case would be and how it would affect the Company's results of operations and financial position.

REVENUE RECOGNITION

         The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition in Financial Statements". Telephone revenues are primarily derived from usage of the Company's network and facilities. Telephone access revenues are recognized over the period that the corresponding services are rendered to customers. Network access revenues are recognized over the period that the corresponding services are rendered to the customer. Long distance revenue is recognized monthly as services are provided. Directory advertising revenue is recorded rateably over the life of the directory. Online services, which include DSL and Video, are recorded when rendered. Other services and sales revenue is recognized when monthly services are provided.

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

ADVERTISING AND PROMOTIONAL COSTS

         Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $261, $344 and $207 for 2003, 2002 and 2001, respectively.

INCOME TAXES

         The Company records deferred taxes that arise from temporary differences resulting from differences between the financial statement and tax basis of assets and liabilities. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. The Company's deferred taxes result principally from differences in depreciation and in the accounting for pensions and other postretirement benefits. Investment tax credits are amortized as a reduction to the provision for income taxes over the useful lives of the assets that produced the credits.

PROPERTY, PLANT AND EQUIPMENT

         The Company records property, plant and equipment at cost. Construction costs, labor and applicable overhead related to installations and interest during construction are capitalized. Costs of maintenance and repairs of property, plant and equipment are charged to operating expense. The estimated useful life of support equipment (buildings, vehicles, computers, etc.) ranges from 2.6 to 19 years. The estimated useful lives of communication and network equipment range from 10.5 to 15 years. The estimated useful lives of buildings and other equipment range from 13.7 to 50 years. The calculation of depreciation expense is computed using the straight line method. In accordance with regulatory accounting guidelines when units of property are retired, sold or otherwise disposed of in the ordinary course of business, the gross book value is charged to accumulated depreciation with no gain or loss recognized.

SOFTWARE CAPITALIZATION

         Certain direct development costs associated with internal-use software are capitalized, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects.

DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITIES

         As of December 31, 2003 and 2002, the Company had no derivative financial instrument and hedging activities.

NOTE 2:  IMPACT OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ($ in thousands except per share amounts)

SFAS NO. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS"

         Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the assets. SFAS No. 143 requires that a liability for an asset retirement obligation be recognized when incurred and reasonably estimable, recorded at fair value, and classified as a liability in the balance sheet. When the liability is initially recorded, the entity capitalizes the cost and increases the carrying value of the related long-lived asset. The liability is then accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. At the settlement date, the entity will settle the obligation for its recorded amount and recognize a gain or loss upon settlement.

         The Company's rates are regulated by the FCC, NYSPSC, and the NJBPU and therefore, the Company reflects the effects of the rate making actions of these regulatory bodies in its financial statements. On December 20, 2003, the FCC notified by order that it would not adopt SFAS No. 143 since the FCC concluded that SFAS No. 143 conflicted with the FCC's current accounting rules that require telephone companies to accrue for asset retirement obligations through prescribed depreciation rates.

         The Company has concluded that it does not have an asset retirement obligation as defined by SFAS No. 143. The Company historically recorded cost of removals through depreciation rates and accumulated depreciation. In conjunction with the adoption of SFAS No. 143, the Company has reclassified $505 and $442 as of December 31, 2003 and 2002, respectively, from accumulated depreciation to a regulatory liability for the cost of removal that the Company has recorded through its historical depreciation rates.

NOTE 3:    EARNINGS PER SHARE

         Basic and diluted earnings per share are based on the weighted average number of actual weighted shares outstanding of 5,400,873, 5,408,484 and 5,411,808 (as adjusted for the 3-for-1 stock split that occurred in October 2003 as discussed in Note 12) for the years ended December 31, 2003, 2002 and 2001.

         The Company did not have any Common Share equivalents as of December 31, 2003, 2002 and 2001.

NOTE 4:    COMPREHENSIVE INCOME

         The Company's only component of accumulated other comprehensive income
(loss) consisted of a minimum pension liability for the years ended December 31:

                                    2003           2002
                                   ---------------------
Minimum pension liability          $  (767)       $ (408)
Related deferred income tax            271           139
                                   ---------------------

Total comprehensive income         $  (496)       $ (269)
                                   =====================

NOTE 5:   SEGMENT INFORMATION

         Warwick Valley Telephone Company's segments are strategic business units that offer different products and services and are managed as telephone and online services. We evaluate the performance of the segments based upon factors such as revenue growth, expense containment, market share and operating income.

         The telephone segment provides landline telecommunications services, including local, network access, long distance services and messaging, and yellow and white pages advertising and electronic publishing.

         The Online segment provides high speed and dial-up Internet services, help desk operations, and Video over VDSL.

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

         Segment information for the years ended December 31 ($ in thousands):

                                          2003         2002        2001
                                        ----------------------------------
Revenues
  Telephone                             $   24,086   $  23,757   $  23,034
  Online                                     6,699       6,330       6,389
  Eliminations                              (1,942)     (2,384)     (1,885)
                                        ----------------------------------
Total  revenues                         $   28,843   $  27,703   $  27,538

Operating income
  Telephone                                  4,039       5,271       5,525
  Online                                      (668)         (4)      1,221
                                        ----------------------------------
Total operating income                  $    3,371   $   5,267   $   6,746

Interest expense and income                   (380)       (318)       (355)
Income from equity method investments        8,846       6,733       4,606
Other income (expense)                          (6)        (80)         (8)
                                        ----------------------------------
Income before taxes                     $   11,831   $  11,602   $  10,989

         Segment balance sheet information for the years ended December 31($ in thousands):

                    2003        2002
                 ----------------------
 Assets
   Telephone     $  62,585    $  57,166
   Online            9,883        7,914
   Eliminations    (12,975)     (10,271)
                 ----------------------
 Total assets    $  59,493    $  54,809
                 ======================

         No single customer accounts for 10% or more of the Company's total revenues.

NOTE 6:   MATERIAL AND SUPPLIES

         Material and supplies are carried at average cost. As of December 31, 2003 and 2002, material and supplies consisted of the following:

                                                ($ in thousands)
                                                 2003      2002
                                                -----------------
Inventory for outside plant                     $   231   $   330
Inventory for inside plant                          472       650
Inventory for online plant                           90       257
Inventory of video equipment                        283        56
Inventory of equipment held for sale or lease        77       175
                                                -----------------
                                                $ 1,153   $ 1,468
                                                =================

NOTE 7:  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, at cost, consisted of the following for the years ended December 31:

                                                 ($ in thousands)
                                                 2003       2002
                                               --------------------
Land, buildings and other support equipment    $   7,518   $  7,714
Network and communications plant                  27,273     26,115
Telephone plant                                   23,747     21,671
Online plant                                       9,513      7,858
                                               --------------------
Plant in service                               $  68,051   $ 63,358
                                               --------------------
Plant under construction                           1,467      1,974
                                                  69,518     65,332
Less:Accumulated depreciation                     28,196     25,385
                                               --------------------
Property, plant and equipment, net             $  41,322   $ 39,947
                                               ====================

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

NOTE 8:   INVESTMENTS

Investments consisted of the following as of December 31:

                                        ($ in thousands)
                                         2003      2002
                                        -----------------
Investment in O-P Partnership           $ 3,729   $ 4,775
Investment in DataNet Communications      1,038     1,000
Investment in Zefcom                        536       770
                                        -------   -------
                                        $ 5,303   $ 6,545
                                        =======   =======

         The Company is a limited partner in Orange County-Poughkeepsie Limited Partnership (O-P) and has a 7.5% investment interest which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P.

         The following summarizes O-P's income statement for the years ended December 31:

                          ($ in thousands)
                          2003        2002
                        ---------------------
Net sales               $ 144,643   $ 114,591
Cellular service cost      17,248      11,652
Operating expenses          7,302       7,125
                        ---------------------
Operating income          120,093      95,814
Other income                1,475       1,555
                        ---------------------
Net income              $ 121,568   $  97,369
                        =====================
Company share of 7.5%       9,117       7,303

         The following summarizes O-P's balance sheet for the years ended December 31:

                                           ($ in thousands)
                                            2003      2002
                                          -------------------
Current assets                            $ 20,753   $ 35,157
Property, plant and equipment, net          29,622     29,473
Deferred charges and other assets, net           1          2
                                          -------------------
Total assets                              $ 50,376   $ 64,632
                                          -------------------
Current liabilities                            658      1,482
Partners' capital                           49,718     63,150
                                          -------------------
Total liabilities and partners' capital   $ 50,376   $ 64,632
                                          ===================

         The Company has an 8.9% ownership interest in Data Communications Group, Inc. (DataNet). DataNet is a competitive telecommunications company that offers high-speed bandwidth throughout the region of Orange, Dutchess and Ulster counties.

         The Company has a 17% ownership interest in Zefcom. This investment has historically been recorded on the cost method of accounting. Zefcom formed an Executive Operating Committee (the "Operating Committee") consisting of representatives from three of the investors in Zefcom. The Operating Committee's responsibilities are to assist management, as necessary, in relations with consultants and prospective investors and in matters of finance. As such, the Operating Committee exerts significant influence over the financial and operating decisions of Zefcom.

         The Company's Chief Executive Officer was elected to this committee. Accordingly, the Company, through its representation on this Operating Committee, began exerting significant influence over the financial and operating decisions of Zefcom in the fourth quarter of 2003. As a result of this change, the Company changed its accounting for the Zefcom investment from the cost method to the equity method of accounting.

         In accordance with generally accepted accounting principles, the Company has adjusted its prior period financial results to record its 17% investment in Zefcom as if it had been accounted for under the equity method of accounting. For the fiscal years ended December 31, 2002 and 2001 the net effect of the change was to decrease net income by $546 or $0.10 per basic and diluted share and $248 or $0.05 per basic and diluted share, respectively. The effect of the change on the December 31, 2002 balance sheet was to reduce investments by $1,231.

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

NOTE 9:  DEBT OBLIGATIONS

     Debt obligations consisted of the following at December 31:

                                          ($ in thousands)
                                          2003       2002
                                         ------------------
Notes payable                            $     0    $ 5,000
Current maturing long-term debt -7.05%
     Series "J" First Mortgage Bond            0      4,000
CoBank, ACB unsecured credit facility      7,149          0
                                         ------------------

Total debt obligation                    $ 7,149    $ 9,000
                                         ==================

         The Company has an unsecured line of credit in the amount of $4,000 with the Warwick Savings Bank, which expires in June 2004. Any borrowings under this line of credit are on a demand basis and are without restrictions, at a variable lending rate. The total unused line of credit available at December 31, 2003 and 2002, respectively, was $4,000 of which the Company had no outstanding balance at December 31, 2003. At December 31, 2002 the Company also had an outstanding line of credit with the Bank of New York in the amount of $5,000, as noted below, this debt was paid in full in February 2003.

         On February 18, 2003, the Company closed a commitment with CoBank, ACB with respect to an $18,475 unsecured term credit facility at a variable rate. The commitment commenced on February 18, 2003 and continues in effect until all indebtedness and obligations of the Company ("Borrower"), including all supplements, notes and other loan documents shall have been paid or satisfied, or until CoBank has no further commitment to extend credit to or for the account of the Borrower, or until either party sends written notice to the other terminating the agreement. The unpaid principal balance accrues interest at an interest rate determined or selected by the Borrower. The Borrower may select a variable rate option, a long-term fixed rate option or a LIBOR option. The average interest rate on borrowings for the period February 18 through December 31, 2003 was approximately 3%. Interest is paid quarterly each January, April, June and October. The Company also pays a commitment fee each quarter, calculated as 0.375% per annum on the average daily unused portion of the commitment. The outstanding principal is repaid in 32 consecutive quarterly installments starting in October 2004, with the last such installment due in July 2012, the (Maturity Date). On the Maturity Date, the amount of then unpaid principal plus accrued interest and fees is due in full. Under conditions set by the New York State Public Service Commission, the Company was allowed to use a portion of the proceeds from this loan to refinance $4,000 of existing long-term debt and repay $3,000 under an existing line of credit. The Company may use the remaining amount available under the facility - $11,475 - to finance capital expenditures and pay expenses and fees associated with borrowings made under the facility. The Company may also re-borrow amounts repaid under the facility which will remain available to the Company until September 30, 2004. In February 2003, the Company used $3,149 of the credit facility funds to pay off an existing $3,000 line of credit, plus accrued interest, and closing costs associated with the facility. The Company made an additional draw to repay $4,000 in long-term debt that matured in December 2003.

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

NOTE 10:   INCOME TAXES

The federal and state components of the provision for income taxes are presented in the following table:


                             For the Years Ended December 31,
                                    ($ in thousands)
                               2003        2002       2001
                             --------------------------------
Provision for income tax:
 Current:
   Federal                   $   3,342   $  3,001   $   3,713
   State and local                 156          0           0
                             --------------------------------
                                 3,498      3,001       3,713
                             --------------------------------
Deferred:
  Federal                          436        850         (48)
   State                            18          0           0
                             --------------------------------
                                   454        850         (48)
                             --------------------------------
Provision for income taxes   $   3,952   $  3,851   $   3,665
                             ================================

         Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of differences in the book and tax basis of certain assets and liabilities.

         Deferred income tax liabilities and assets consist of the following:

                                             At December 31,
                                             ($ in thousands)
                                             2003        2002
                                           --------------------
Deferred income tax assets:
   Employee pensions and other benefits    $   1,654   $    900
   Other                                         212        263
                                           --------------------
Total deferred income tax assets               1,866      1,163
                                           --------------------
Deferred income tax liabilities:
   Property, plant and equipment               5,579      4,723
   Other                                         151          0
                                           --------------------
Total deferred income tax liabilities          5,730      4,723
                                           --------------------

Net deferred income tax liability          $   3,864   $  3,560
                                           ====================

         The deferred tax asset related to employee pension includes amounts recorded for the years ended December 31, 2003 and 2002 of $271 and $139, respectively, to reflect the tax impact of the minimum pension liability recorded in other comprehensive income.

NOTE 11:   PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

         The Company has two defined benefit pension plans covering all management and non-management employees who are at least 21 years of age have completed one year of service and, for the non-management plan, have been hired before May 1, 2003. Benefits are based on years of service and the average of the employee's three highest consecutive years' base compensation. The Company's policy is to fund the minimum required contribution disregarding any credit balance arising from excess amounts contributed in the past. Per regulatory

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

requirements, the company deferred $483, $128 and $75 for 2003, 2002 and 2001, respectively. The amounts expensed were $1,154, $435 and $370 for the years ended December 31, 2003, 2002, and 2001, respectively.

         The Company sponsors a non-contributory, defined benefit postretirement medical benefit plan that covers all employees that retire directly from active service on or after age 55 with at least 10 years of service or after age 65 with at least 5 years of service. The projected unit credit actuarial method was used in determining the cost of future benefits. The Company's funding policy is to contribute the maximum allowed under current Internal Revenue Service regulations. Assets of the plan are principally invested in the stock market and a money market fund. The Company uses an annual measurement date of December 31 for all of its benefit plans.

         The components of the pension and postretirement expense (credit) were as follows for the years ended December 31:

                                                               ($ in thousands)
                                               Pension Benefits                Postretirement Benefits
                                         2003        2002        2001        2003        2002        2001
                                       --------    --------    --------    --------    --------    --------
Components of Net
Periodic Costs
 Service cost                          $    420    $    397    $    334    $    161    $    136    $     77
 Interest cost                              862         878         788         278         255         154
 Expected return on plan assets            (612)       (810)       (915)        (85)       (101)          0
 Amortization of transition asset             0           0          53          51          52          52
 Amortization of prior service cost         127         132          69         (20)        (20)        (20)
 Recognized actuarial (gain) loss           142         (34)       (205)        179         155          28
 Special termination benefits               675           0         321           0           0        (102)
 Net curtailment loss (gain)                 23           0           0           0           0           0
                                       --------    --------    --------    --------    --------    --------
Net periodic (income) cost             $  1,637    $    563    $    445    $    564    $    477    $    189
                                       ========    ========    ========    ========    ========    ========

         The following table presents a summary of the projected benefit obligation and plan assets of the plans at December 31:

                                                          ($ in thousands)
                                                                       Postretirement
                                              Pension Benefits            Benefits
                                              2003        2002        2003        2002
                                            --------    --------    --------    --------
Change In Benefit Obligations
 Benefit obligation, beginning of year      $ 13,704    $ 12,688    $  4,166    $  2,344
 Benefits earned                                 420         392         160         136
 Interest cost                                   862         877         278         255
 Actuarial losses                                658       1,044         478       1,515
 Benefit payments                             (2,514)     (1,297)        (71)        (84)
 Special termination (credits) benefits          675           0           0           0
 Curtailment losses                             (548)          0           0           0
                                            --------    --------    --------    --------
 Benefit obligation, end of year            $ 13,257    $ 13,704    $  5,011    $  4,166
                                            ========    ========    ========    ========

Changes In Fair Value of Plan Assets
 Fair value of plan assets, beginning of
  year                                      $  8,896    $ 10,853    $  1,204    $  1,259
 Actual return on plan                         1,086        (661)        123         (60)
 Employer contributions                          370           0         222          89
 Benefits payments                            (2,514)     (1,296)        (71)        (84)
                                            --------    --------    --------    --------
 Fair value of plan assets, end of year     $  7,838    $  8,896    $  1,478    $  1,204
                                            ========    ========    ========    ========

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

At December 31,
 Funded (unfunded benefit obligation)         $ (5,419)   $ (4,810)   $ (3,533)   $ (2,962)
 Unrecognized net loss (gain)                    2,123       2,630       2,573       2,312
 Unrecognized transition asset                       0           0         463         516
 Unrecognized prior service cost (credits)         744         894        (305)       (326)
                                              --------    --------    --------    --------
 Prepaid (accrued) benefit cost               $ (2,552)   $ (1,286)   $   (802)   $   (460)
                                              ========    ========    ========    ========

The following table provides the amounts recorded in our Consolidated Balance
Sheets:

                                                      ($ in thousands)
                                                                   Postretirement
                                          Pension Benefits            Benefits
                                          2003        2002        2003        2002
                                        --------    --------    --------    --------
At December 31,
 Accrued benefit cost                   $ (4,471)   $ (2,525)   $   (802)   $   (460)
 Intangible asset                            744         831           0           0
 Accumulated other comprehensive loss      1,175         408           0           0
                                        --------    --------    --------    --------
 Net amount recognized                  $ (2,552)   $ (1,286)   $   (802)   $   (460)
                                        ========    ========    ========    ========

         Actuarial assumptions used to calculate the projected benefit obligation were as follows for the years ended December 31:

                                   Pension Benefits         Postretirement Benefits
                                    2003       2002          2003             2002
                                 ---------    -------    -------------    ------------
Discount rate                         6.25%      6.75%            6.25%           6.75%
Expected return on plans              8.00%      8.00%            8.00%           8.00%
Rate of compensation increase         5.50%      5.50%               -               -
Healthcare cost trend                    -          -     9.00 - 11.00%   9.00 - 11.00%

         Actuarial assumptions used to calculate net periodic benefit cost were as follows for the years ended December 31:

                                   Pension Benefits      Postretirement Benefits
                                   2003         2002       2003         2002
                                 ---------    -------    ---------    ----------
Discount rate                         6.75%      7.25%        6.75%         7.25%
Expected return on assets             8.00%      8.00%        8.00%         8.00%
Rate of compensation increase         5.50%      5.50%           -             -

         The rate of return assumption, currently 8%, estimates the portion of plan benefits that will be derived from investment return and the portion that will come directly from Company contributions. Accordingly, the Company, utilizing the investment strategy described below, strives to maintain an investment portfolio that generates annual returns from funds invested consistent with achieving the projected long-term rate of return required for plan assets.

         The Company's pension plans had an unfunded accumulated benefit obligation of $4,471 as of December 31, 2003. The accumulated benefit obligation of $12,309 at December 31, 2003 was in excess of the fair value of plan assets of $7,838.

         The Company's postretirement plans had an unfunded accumulated benefit obligation of $3,533 as of December 31, 2003. The accumulated benefit obligation of $5,011 at December 31, 2003 was in excess of plan assets of $1,478.

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ($ in thousands except per share amounts)

         The accumulated benefit obligation exceeded the fair value of plan assets and the Company was required to record a minimum pension liability in the statement of financial position as of December 31, 2003. The effect of this adjustment was a decrease in intangible assets of $87, an increase in the pension liability of $679 and a charge to comprehensive income (loss) for $767(as discussed in Note 2). The amount of the intangible asset represents the prior service costs that have not yet been recognized in net periodic pension expense. These are non-cash items and consequently have been excluded from the consolidated statement of cash flow. 2003 pension expense was also impacted by special termination benefits totaling $596 provided under an early retirement program as well as the $79 associated with the freezing of the non-management pension plan in 2003.

         The large increase in expense in 2003 for the postretirement health benefits was due to the continued increase in the health care trend rate and also due to a lower discount rate. These changes reflect current market conditions regarding current market interest rates.

         The health care cost trend rate remained the same at 9.0% in 2003 for the pre-65 trend rate and 11.0% for the post-65 trend rate, with each of these grading down to 5.0% by 0.5% per year. The Company's most recent actuarial calculation anticipates that this trend will continue on into 2004. An increase in the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 2003 approximately to $894 and the aggregate of the service and interest cost components of postretirement expense for the year then ended by approximately $88. A 1.0% decrease in the health care cost trend rate would decrease these components to approximately $721 and by approximately $70, respectively.

         The Company also has a Defined Contribution 401(k) Profit Sharing Plan covering substantially all employees. Under the plan, employees may contribute up to 100% of compensation not to exceed the Company match subject to certain legal limitations. In 2003 the Company made a matching contribution up to 9.0% of an eligible participant's compensation for management, clerical and plant employees. The Company contributed and expensed $466, $403 and $433 for the years ended December 31, 2003, 2002, and 2001, respectively.

         The Company has deferred compensation agreements in place for certain former officers which become effective upon retirement. These non-qualified plans are not currently funded and a liability representing the present value of future payments has been established, with balances of $346 and $345 as of December 31, 2003 and 2002, respectively.

PLAN ASSETS

         The pension plan weighted average asset allocations at December 31, 2003 and 2002 by assets category are as follows:

                               Plan Assets
                              at December 31,
                          -----------------------
                             2003          2002
Equity securities                  71%         60%
Debt securities                    24%         29%
Short term investments              5%         11%
                          -----------    --------
Total                             100%        100%
                          ===========    ========

         The postretirement benefit plan weighted average asset allocations at December 31, 2003 and 2002, by assets category are as follows:

                                Plan Assets
                              at December 31,
                          -----------------------
                             2003          2002
Equity securities                  72%         70%
Short term investments             28%         30%
                          -----------    --------
Total                             100%        100%
                          ===========    ========

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

         In accordance with its contribution policy, the Company expects to contribute $918 to its pension plan and $222 to its postretirement plan in 2004.

         The investment policy followed by the Pension Plan Manager can be described as an "Adaptive" approach that is essentially structured towards achieving a compromise between the static long-term approach and the short-term opportunism of the dynamic or tactical approaches. The objective is to modify asset allocations based on changing economic and financial market conditions so as to capture the major position of excess returns and then shift the priority to risk containment after valuations become stretched.

NOTE 12. SHAREHOLDERS' EQUITY

         The Company has 10,000,000 authorized Common shares at $0.01 Par value; 5,000 authorized Preferred shares at $100 Par value authorized; and 10,000,000 authorized Preferred shares at $0.01 Par value.

         On April 25, 2003, the Company announced a three-for-one stock split of the Company's Common shares. Approval for the stock split was received by both the New York State Public Service Commission and the New Jersey Board of Public Utilities on October 6, 2003, and the shares were made available on October 13, 2003. Also, the Common shares were changed from no par value to par value, $0.01 per share. As a result, the Common share amounts in Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001 have been restated to reflect the stock split. Also, additional paid-in capital, in the amounts of $3,473, $3,421 and $3,411 for the years ended December 31, 2003, 2002 and 2001, respectively, was recorded as a result of these events. In addition, earnings per share amounts for the years ended December 31, 2003, 2002 and 2001 have been restated for the stock split.

NOTE 13. COMMITMENTS AND CONTINGENCIES

         The Company currently has an operating lease to rent space on a tower to transmit video content from its head end facility. In addition the Company leases vehicles for operations as well as office space in Vernon, New Jersey. Total rent expenses associated with these leases was $118 in 2003 and $77 in 2002.

         The future aggregate commitment for minimum rentals as of December 31, 2003 is as follows:

 2004     $ 159
 2005     $ 163
 2006     $ 155
          -----
Total     $ 477

NOTE 14. RELATED PARTY TRANSACTIONS

         The Company paid approximately $294, $494 and $323 during 2003, 2002, and 2001 to John W. Sanford & Son, Inc., whose President and Chief Operating Officer is the brother of Corinna S. Lewis, a Director of the Company. These amounts were paid as premiums on various insurance policies maintained by the Company. The portion of these amounts that represents a commission to John W. Sanford & Son, Inc. was less than $200. The Company believes that the transactions with John W. Sanford & Son, Inc. are on as favorable terms as those available from unaffiliated third parties.

         Board of Director member, Fred M. Knipp, is a trustee of the Warwick Savings Bank, at which the Company has its principal bank accounts and temporary investments.

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

NOTE 15. QUARTERLY INFORMATION (UNAUDITED)

                                                  Fiscal Year Quarters
                                                    ($ in thousands)
                                  First      Second      Third       Fourth      Total
Year ended December 31, 2003
Revenue                         $  7,145    $  7,191    $  7,420    $  7,087    $ 28,843
Operating income                   1,243         688       1,151         289       3,371
Net income as previously
 reported                          1,995       1,963       2,322       1,748       8,028
Adjustment for Zefcom                (31)        (41)        (36)        (41)       (149)
Net income                         1,964       1,922       2,286       1,707       7,879
Earnings per share                   .36         .35         .42         .32        1.45

Year ended December 31, 2002
Revenue                         $  6,585    $  6,638    $  6,995    $  7,485    $ 27,703
Operating income                   1,331       1,212       1,536       1,188       5,267
Net income as previously
 reported                          1,797       2,187       2,201       2,112       8,297
Adjustment for Zefcom               (126)       (189)       (135)        (96)       (546)
Net income                         1,671       1,998       2,066       2,016       7,751
Earnings per share                   .31         .37         .38         .37        1.43

         As discussed in Note 12, the per share amounts have been restated for the Company stock split. Additionally these amounts have been adjusted for the Company's change from the cost to equity method of accounting for its investment in Zefcom as discussed in Note 8.

                                  EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT                    PAGE
    14         Warwick Valley Telephone Company Code                         42
                  Of Ethics

    21         Significant Subsidiaries of Registrant                        50

    23.1       Consent of Independent Accountants-Bush & Germain             51

    23.2       Consent of Independent Accountants-Deloitte & Touche LLP      52

    23.3       Consent of Independent Accountants
                  -PricewaterhouseCoopers LLP                                53

    24         Orange County-Poughkeepsie Limited Partnership                54
                  Financial Statements as of December 2003 and 2002
                  and for the years ended December 31, 2003,
                  2002 and 2001

    31.1       Certification signed by M. Lynn Pike-                         67
                  Chief Executive Officer

    31.2       Certification signed by Philip A. Grybas-                     68
                  Chief Financial Officer

    32.1       Certification pursuant to 18 U.S.C. Section                   69
                  1350, as adopted pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002 signed
                  by M. Lynn Pike-Chief Executive
                  Officer.

    32.2       Certification pursuant to 18 U.S.C. Section                   70
                  1350, as adopted pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002 signed
                  by Philip A. Grybas-Chief Financial
                  Officer.