Form 10-Q
period 2004-03-31
WARWICK VALLEY TELEPHONE CO
filed 2004-05-10
CIK 104777

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549



                                    FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                        EXCHANGE ACT OF 1934

                  For the quarterly period ended  March 31, 2004
                                                  ---------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                           EXCHANGE ACT OF 1934

                        For the transition period from      to
                                                       ----

                         Commission file number 0-11174
                                                -------


                        WARWICK VALLEY TELEPHONE COMPANY
                        --------------------------------
             (Exact name of registrant as specified in its charter)


New York                                                                                         14-1160510
-----------------------------------------------------------------------------------------------------------------
  (State or other jurisdiction of incorporation or organization)                 (IRS Employer Identification No.)


47 Main Street, Warwick, New York                                                        10990
-----------------------------------------------------------------------------------------------------------------
  (Address of principal executive offices)                                                  (Zip Code)

        Registrant's telephone number, including area code (845) 986-8080
                                                            --------------



   Former name, former address and former fiscal year, if changed since last report.


        INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X       NO
                                              -----  ------

        Indicate by check mark whether registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES  X   NO     .
                                                ---     ----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,401,200 Common Shares, $.01 par value, outstanding at May 3, 2004 adjusted for the stock split that took place on October 6, 2003.

                                INDEX TO FORM 10Q


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
   Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003  (Unaudited).                     3
   Consolidated Statements of Income for the three months ended March 31, 2004 and 2003 (Unaudited).                    4
   Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (Unaudited).                5
   Notes to Consolidated Financial Statements (Unaudited).                                                            6-9

Item. 2   Management's Discussion and Analysis of Financial Condition and Results of Operations                     10-13

Item. 3   Quantative and Qualitative Disclosures about Market Risk.                                                    13

Item. 4   Controls and Procedures.                                                                                     13

PART II - OTHER INFORMATION
Item 4.   Submission of Matters to a Vote of Securities Holders                                                     13-14

Item 5.   Other Information                                                                                            14

Item 6.   Exhibits and Reports on Form  8-K.                                                                           14
      Exhibits -

          31.1  Chief Executive Officer Certification

          31.2  Chief Financial Officer Certification

          32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
                Oxley Act of 2002 signed by M. Lynn Pike-principal Executive Officer.

          32.2  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002 signed by Philip A. Grybas-principal Financial Officer.

       Reports on Form 8-K -

       8-K filed on April 7, 2004, the Company issued a press release announcing that it will bring advanced broadband communications services to 54 cities and surrounding communities in rural New York by leading a team of 13 telecommunications firms to organize the Empire State Independent Fiber Network LLC.

       8-K filed on April 30, 2004, Lynn Pike, President of the Company discussed certain aspects of the Company's business at its Annual Shareholders Meeting on April 30, 2004.

                        WARWICK VALLEY TELEPHONE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                     ($ in thousands except share amounts)


                                                                                 MARCH 31,   DECEMBER 31,
ASSETS                                                                            2004           2003
                                                                                 --------      --------

Current Assets:
     Cash                                                                        $  5,942      $  5,717
     Accounts receivable - net of reserve for uncollectibles-$119 and
       $508, respectively                                                           3,407         3,420
     Other receivables                                                                322           273
     Materials and supplies                                                         1,533         1,153
     Prepaid expenses                                                                 773           681
     Deferred income taxes                                                            119           255
                                                                                 --------      --------
Total Current Assets                                                             $ 12,096      $ 11,499
                                                                                 --------      --------

     Property, plant and equipment, net                                            40,959        41,322
     Unamortized debt issuance costs                                                  112           115
     Intangible asset - pension                                                       744           744
     Other deferred charges                                                           542           510
     Investments                                                                    6,255         5,303
                                                                                 --------      --------
     TOTAL ASSETS                                                                $ 60,708      $ 59,493
                                                                                 ========      ========


LIABILITIES
Current Liabilities
     Accounts payable                                                            $    949      $  1,559
     Advance billing and payments                                                     224           247
     Customer deposits                                                                137           135
     Accrued taxes                                                                  1,268           506
     Pension and post retirement benefit obligations                                  876         1,139
     Other accrued expenses                                                         1,192         1,252
                                                                                 --------      --------
Total Current Liabilities                                                        $  4,646      $  4,838
                                                                                 --------      --------
     Long-term debt                                                                 7,149         7,149
     Deferred income taxes                                                          4,333         4,119
     Other liabilities and deferred credits                                           557           536
     Pension and post retirement benefit obligations                                4,815         4,511
                                                                                 --------      --------

     TOTAL LIABILITIES                                                           $ 21,500      $ 21,153
                                                                                 --------      --------

Shareholders' Equity
     Preferred Shares - $100 par value; authorized and
         issued shares 5,000; $0.01 par value authorized and unissued shares
         10,000,000;                                                             $    500      $    500
     Common Shares - $0.01 par value; authorized shares 10,000,000                     60            60
         Issued 5,984,883 as of March 31, 2004 and December 31, 2003
     Treasury stock - $0.01 par value, 583,683 Common Shares as of                 (3,598)       (3,598)
         March 31, 2004 and as of December 31, 2003
     Additional paid in capital                                                     3,473         3,473
     Accumulated other comprehensive income                                          (765)         (765)
     Retained earnings                                                             39,538        38,670
                                                                                 --------      --------
     Total Shareholders' Equity                                                  $ 39,208      $ 38,340
                                                                                 --------      --------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 60,708      $ 59,493
                                                                                 ========      ========


Please see accompanying notes, which are an integral part of the consolidated financial statements.

                        WARWICK VALLEY TELEPHONE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                    ($ in thousands except per share amounts)


     FOR THE THREE MONTHS ENDED MARCH 31,                   2004               2003
                                                         -----------      -----------

Operating Revenues:
     Local network service                               $     1,014      $     1,031
     Network access service                                    2,252            2,326
     Long distance services                                      937              956
     Directory advertising                                       367              365
     Online services                                           1,716            1,595
     Other services and sales                                    769              872
                                                         -----------      -----------
     Total operating revenues                                  7,055            7,145
                                                         -----------      -----------

Operating Expenses:
     Plant specific                                            1,056            1,074
     Plant non-specific:
       Depreciation & amortization                             1,338            1,164
       Other                                                     694              645
     Customer operations                                       1,125            1,036
     Corporate operations                                      1,347            1,127
     Cost of services and sales                                  528              467
     Property, revenue and payroll taxes                         376              389
                                                         -----------      -----------

     Total operating expenses                                  6,464            5,902
                                                         -----------      -----------

     OPERATING INCOME                                            591            1,243

Other Income (Expense)
     Interest (expense), net of capitalized interest             (59)             (95)
     Income from equity method  investments                    2,364            1,839
     Other income (expense), net                                  49              (30)
                                                         -----------      -----------
     Total other income (expense) - net                        2,354            1,714
                                                         -----------      -----------

     INCOME BEFORE INCOME TAXES                                2,945            2,957

Income Taxes                                                   1,044              993
                                                         -----------      -----------

     NET INCOME                                                1,901            1,964

Preferred Dividends                                                6                6
                                                         -----------      -----------

     INCOME APPLICABLE TO COMMON STOCK                   $     1,895      $     1,958
                                                         ===========      ===========

     Basic & Diluted Earnings per Share of
     Outstanding Common Stock                            $      0.35      $      0.36
                                                         ===========      ===========

     Weighted Average Shares of Common Stock
     Outstanding                                           5,401,200        5,399,555
                                                         ===========      ===========


Please see accompanying notes, which are an integral part of the consolidated financial statements.

                        WARWICK VALLEY TELEPHONE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                ($ in thousands)


FOR THE THREE MONTHS ENDED MARCH 31,                                              2004             2003
                                                                                ---------       ---------

CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                                   $ 1,901      $ 1,964
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                1,338        1,164
       Deferred income tax and investment tax credit                                  350          119
       Interest charged to construction                                                (3)         (22)
       Income from equity investments                                              (2,364)      (1,839)

Change in assets and liabilities:
     (Increase) Decrease in accounts receivable                                        13          496
     (Increase) Decrease in other receivables                                         (49)        (294)
     (Increase) Decrease in materials and supplies                                   (380)         104
     (Increase) Decrease in prepaid expenses                                          (92)         (34)
     (Increase) Decrease in deferred charges                                          (32)        (108)
     Increase (Decrease) in accounts payable                                         (610)      (1,069)
     Increase (Decrease) in customers' deposits                                         2            7
     Increase (Decrease) in advance billing and payments                              (23)         (21)
     Increase (Decrease) in accrued taxes                                             762        1,030
     Increase (Decrease) in pension and post retirement benefits obligations           42          120
     Increase (Decrease) in other accrued expenses                                    (40)        (443)
                                                                                  -------      -------

Net cash provided by operating activities                                         $   815      $ 1,174
                                                                                  -------      -------

CASH FLOW FROM INVESTING ACTIVITIES:
     Capital expenditures                                                            (972)      (1,230)
     Interest charged to construction                                                   3           22
     Distribution from partnership                                                  1,650        2,250
     Investment contributions                                                        (238)           0
                                                                                  -------      -------

Net cash provided by investing activities                                         $   443      $ 1,042
                                                                                  -------      -------

CASH FLOW FROM FINANCING ACTIVITIES:
     (Decrease) in notes payable                                                        0       (2,500)
     Proceeds from issuance of long term debt                                           0        3,149
     Unamoritzed debt issuance                                                          0         (123)
     Dividends(Common & Preferred)                                                 (1,033)        (870)
     Sale of common stock                                                               0           10
                                                                                  -------      -------

Net cash used in financing activities                                             $(1,033)     $  (334)
                                                                                  -------      -------

Increase (Decrease) in cash and cash equivalents                                      225        1,881

Cash and cash equivalents at beginning of period                                    5,717        1,641
                                                                                  -------      -------

Cash and cash equivalents at end of period                                        $ 5,942      $ 3,522
                                                                                  =======      =======

Please see accompanying notes, which are an integral part of the consolidated financial statements.

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  Dollars in thousands except per share amounts

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

        Warwick Valley Telephone Company (the "Company") provides communications services to customers in the Towns of Warwick, Goshen, and Wallkill, New York and the Townships of Vernon and West Milford, New Jersey. Its services include providing local, toll telephone service to residential and business customers, access and billing and collection services to interexchange carriers, Internet access and Video service.

BASIS OF PRESENTATION

        The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year.

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and any disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

RECLASSIFICATIONS

        Certain amounts previously reported for prior periods have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements. Such reclassifications had no effect on the results of operations or shareholders' equity as previously recorded.

NOTE 2: IMPACT OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

        The Company's rates are regulated by the Federal Communications Commission ("FCC"), New York State Public Service Commission ("NYSPSC"), and New Jersey Board of Public Utilities ("NJBPU") and therefore, the Company reflects the effects of the rate making actions of these regulatory bodies in its financial statements. On December 20, 2003, the FCC notified carriers by order that it would not adopt SFAS No. 143 since the FCC concluded that SFAS No.143 conflicted with the FCC's current accounting rules that require telephone companies to accrue for asset retirement obligations through prescribed depreciation rates.

        The Company has concluded that it does not have an asset retirement obligation as defined by SFAS No.143, as of March 31, 2004 or December 31, 2003. The Company historically recorded cost of removals through depreciation rates and accumulated depreciation. In conjunction with the adoption of SFAS No.143, the Company has reclassified $526 and $505 as of March 31, 2004 and December 31, 2003, respectively, from accumulated depreciation to a regulatory liability for the cost of removal that the Company has recorded through its historical depreciation rates.

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  Dollars in thousands except per share amounts

NOTE 3: EARNINGS PER SHARE

        Basic and diluted earnings per share are based on the weighted average number of actual shares outstanding of 5,401,200 and 5,399,555 for the three month periods ended March 31, 2004 and 2003, respectively. Share amounts have been restated for the three-for-one stock split (see Note 10).

        The Company did not have any common stock equivalents as of March 31, 2004 and 2003.

NOTE 4: COMPREHENSIVE INCOME

        Comprehensive income is equivalent to net income for the three month periods ended March 31, 2004 and 2003, respectively.

NOTE 5: SEGMENT INFORMATION

        The Company's segments are strategic business units that offer different products and services and are managed as telephone and online services. We evaluate segment performance based upon factors such as revenue growth, expense containment, market share and operating income.

        The telephone segment provides landline telecommunications services, including local, network access, long distance services and messaging, and sells customer premise equipment, private business exchange equipment and yellow and white pages advertising and electronic publishing.

        The online segment provides high speed and dial up Internet services, help desk operations, and Video over VDSL.

        Segment balance sheet information as of March 31, 2004 and December 31, 2003 is set forth below:


                 March 31,    December 31,
                   2004           2003
                 -------------------------
Assets
  Telephone       $ 65,633      $ 62,585
  Online            10,201         9,883
  Elimination      (15,126)      (12,975)
                  ----------------------
Total assets      $ 60,708      $ 59,493
                  ======================


Segment income statement information for the three months ended March 31, 2004 and 2003 is set forth below:


                                           2004          2003
                                         ----------------------
Revenues
  Telephone                               $ 5,847      $ 5,990
  Online                                    1,716        1,595
  Eliminations                               (508)        (440)
                                          --------------------
Total  revenues                           $ 7,055      $ 7,145

Operating income
  Telephone                                   614        1,118
  Online                                      (23)         125
                                          --------------------
Total operating income                    $   591      $ 1,243

Interest expense and income                   (59)         (95)
Income from equity method investments       2,364        1,839
Other income (expense)                         49          (30)
                                          --------------------
Income before taxes                       $ 2,945      $ 2,957

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  Dollars in thousands except per share amounts


NOTE 6: MATERIAL AND SUPPLIES

        Material and supplies are carried at average cost except that specific costs are used in the case of large individual items. As of March 31, 2004 and December 31, 2003, the material and supplies inventory consisted of the following:


                                                                    2004                   2003
                                                          ------------------------------------------
Inventory for outside plant                               $            205       $              231
Inventory for inside plant                                             973                      472
Inventory for online plant                                             103                       90
Inventory of video equipment                                           107                      283
Inventory of equipment held for sale or lease                          145                       77
                                                          ------------------------------------------
                                                          $          1,533       $            1,153
                                                          ==========================================


NOTE 7: PROPERTY, PLANT AND EQUIPMENT

        Plant in service, at cost, consisted of the following as of March 31, 2004 and December 31, 2003:

                                                                         2004                 2003
                                                                  -----------------------------------

Land, buildings, furniture and other support equipment            $       7,527      $         7,518
Network and communications plant                                         27,603               27,273
Telephone plant                                                          23,929               23,747
Online plant                                                              9,947                9,513
                                                                  -----------------------------------
Plant in service                                                  $      69,006      $        68,051
Plant under construction                                                  1,512                1,467
                                                                  -----------------------------------
                                                                         70,518               69,518
Less:  Accumulated depreciation                                          29,559               28,196
                                                                  ----------------------------------
Property, plant and equipment, net                                $      40,959      $        41,322
                                                                  ===================================


NOTE 8: INVESTMENTS

        The Company is a limited partner in Orange County-Poughkeepsie Limited Partnership (O-P) and has a 7.5% investment interest which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P. The following summarizes O-P's income statement for the three months ended March 31:


                             (Unaudited)
                                    2004           2003
                                ----------------------------
 Net sales                          $ 37,441       $ 31,687
 Cellular service cost                 3,518          5,436
 Operating expenses                    1,988            602
                                ----------------------------
 Net operating income                 31,935         25,649
 Other income                            268            616
                                ----------------------------

 Net income                         $ 32,203       $ 26,265
                                ============================


        The Company also owns 17% of Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells Sprint PCS under private label. Prior to the fourth quarter of 2003, this investment had historically been recorded on the cost method of accounting. Zefcom formed an Executive Operating Committee (the "Operating Committee") consisting of representatives from three of the investors in Zefcom. The Operating Committee's responsibilities are to assist management, as necessary, in relations with consultants and prospective investors and in matters of finance. The Company's Chief Executive Officer was elected to this committee, and accordingly, the Company, through its representation on this Operating

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  Dollars in thousands except per share amounts

Committee, began exerting significant influence over the financial and operating decisions of Zefcom in the fourth quarter of 2003. As a result of this change, the Company changed its accounting for the Zefcom investment from the cost method to the equity method of accounting. In accordance with generally accepted accounting principles, the Company has adjusted its prior period financial results to record its 17% investment in Zefcom as if it had been accounted for under the equity method of accounting. The Company's percentage of Zefcom's losses have been reflected in "Other Income" in the Income Statement for the three-month periods ended March 31, 2004 and 2003. The impact to Net Income for the three month period ended March 31, 2003 was $32, earnings per share also decreased by $0.01.

        On March 2004, the Company made an initial capital contribution of $238 cash to Empire State Independent Fiber Network, LLC ("EsiNet"). The Company is committed to contribute a total of $950 in four payments over the next twelve months which then will result in a 25% interest in the venture. EsiNet's operations are anticipated to begin in the third quarter of 2004.

NOTE 9: PENSION AND POST RETIREMENT OBLIGATIONS

        The components of net periodic cost for the three months ended March 31:



                                      Pension Benefits         Post Retirement Benefits
                                     2004         2003           2004          2003
                                --------------------------    -------------------------

Service Cost                           $  63      $  80        $  47        $  32
Interest Cost                            203        166           77           56
Expected Return On Plan Assets          (162)      (153)         (30)         (21)
Amortization Of Prior Service Cost        22         32            8            8
Amortization Of Net (Gain) Loss           35         35           52           45
Special Termination Benefits              --        150           --           --
                                --------------------------    ---------------------------

Net Periodic Benefit Cost              $ 161      $ 310        $ 154        $ 120
                                ==========================    ============================

        The Company has previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $918 to its pension plan and $222 to its post retirement plan, respectively in 2004. As of March 31, 2004, the Company has contributed $208 to its pension plan and $55 to its post retirement plan.

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D, the Company is impacted by the Act since its sponsors a postretirement health care plan that provides prescription drug benefits. The Company has elected to defer recognition of the Act in accordance with Financial Accounting Standards Board Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." As a result, any measures of net periodic postretirement benefit cost do not reflect the effects of the Act on the plan. Specific authoritative guidance on accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

NOTE 10: SHAREHOLDERS' EQUITY

        The Company has 10,000,000 authorized Common Shares at $0.01 Par value; 5,000 authorized Preferred Shares at $100 par value; and 10,000,000 authorized Preferred Shares at $0.01 par value.

        On April 25, 2003, the Company announced a three-for-one stock split of the Company's Common Shares. Approval for the stock split was received by both the New York State Public Service Commission and the New Jersey Board of Public Utilities on October 6, 2003, and the shares were made available on October 13, 2003. Also, par value, equal to one cent per share, was established for the Common Shares. As a result, earnings per-share amounts for the three-month period ended March 31, 2003 have been restated for the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company operates in the communications services industry and provides telephone, directory advertising services, Internet, Video and other services to its customers. The Company's basic business strategy is directed towards retaining as much of the traditional telecommunications business as possible, while using its existing network to develop and grow its Internet, data and entertainment products. The information below reflects all of these factors and efforts.

        You should read this discussion in conjunction with the consolidated financial statements and the accompanying notes. The presentation of dollar amounts in this discussion is in thousands.


OVERVIEW: RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 -

OPERATING REVENUES

Operating revenues decreased by $90 (or 1%) to $7,055 for the three-month period ended March 31, 2004 as compared to an increase of $560 (or 9%) to $7,145 for the corresponding period of 2003. Network access service revenues decreased $74 (or 3%) primarily due to lower local switching support revenues received from the Universal Service Administration Corporation.

        Long distance service revenues declined $19 (or 2%) primarily due the continued decline in interstate interLATA call volume. Online service revenues increased $121 (or 8%) due to increases of $196 (or 41%) in DSL revenues and $194 in Video revenues, resulting from the continued expansion of our customer base for these products. These increases were offset by a decrease of $268 (or 28%) in dial up services due to customers primarily outside of our service territory migrating to other high speed Internet connections. A decrease of $103 (or 12%) in other service and sales revenue was the result of lower rates that were mandated by the FCC for reciprocal compensation and overall decreases in the sale of other non-regulated ancillary services.

OPERATING EXPENSES

        Total operating expenses increased $562 (or 10%) for the three-month period ended March 31, 2004 as compared to an increase of $648 (or 12%) for the same period in 2003. An increase in depreciation expense of $174 (or 15%) reflects ongoing plant upgrades to accommodate the growing DSL business as well as the cost of the Video equipment to expand the number of Video service subscribers. Other plant specific expenses increased $49 (or 8%) primarily due to Video content costs for our growing Video subscriber base. Customer operations expenses increased $89 (or 9%) due to labor costs resulting from reorganization of some staff. Corporate operations increased $220 (or 20%) as the result of increased professional fees and the continued rise in commercial insurance premiums. The increase of $61 (or 13%) in other services and sales was primarily due to increased network capacity requirements for trunklines.

OTHER INCOME (EXPENSE)

        Other income (expense) increased by $640 or (38%) for the three-month period ended March 31, 2004 from $1,714 in the corresponding period of 2003 primarily due to the increase in income from O-P. The partnership's earnings increased 27% over the comparable period last year. Continuing strong O-P call volume remains the primary factor behind the increase.

        Interest expense decreased by $36 or 38% for the three month period ended March 31, 2004 from $95 in the corresponding period of 2003 due to lower interest rates from refinancing.

INVESTMENT IN ZEFCOM

        The Company has a 17% ownership interest in Zefcom, LLC ("Zefcom"). This investment had historically been recorded on the cost method of accounting. Zefcom formed an Executive Operating Committee consisting of representatives from three of the investors in Zefcom. The Operating Committee's responsibilities are to assist management as necessary in relations with consultants and prospective investors, and in matters of finance.

        In the fourth quarter of 2003, the Company's Chief Executive Officer was elected to this committee, and accordingly, the Company, through its representation on this Operating Committee, began exerting significant influence on the financial and operating decisions of Zefcom. As a result of this change, the Company changed its accounting for the Zefcom investment from the cost method to the equity method of accounting in 2003.

        In accordance with generally accepted accounting principles, the Company has adjusted its prior period financial results to record its 17% investment in Zefcom as if it had been accounted for under the equity method of accounting. The Company's percentage of Zefcom's losses have been reflected in the "Other Income" in the Income Statement for the three month periods ended March 31, 2004 and 2003. The impact to Net Income for the three-month period ended March 31, 2003 was $32, earnings per share also decreased by $0.01.


LIQUIDITY AND CAPITAL RESOURCES

        The Company had $5,942 of cash and cash equivalents available at March 31, 2004. The Company has a $4,000 line of credit with a bank, of which the entire amount remained unused at March 31, 2004. Interest is at a variable rate and borrowings are on a demand basis without restrictions. In addition, on February 18, 2003, the Company closed a commitment with CoBank, ACB with respect to an $18,475 unsecured term credit facility at a variable rate. As of March 31, 2004, the Company has currently used $7 million of the CoBank, ACB term credit.

CASH FROM OPERATING ACTIVITIES

        During 2004 the Company's primary source of funds continues to be cash generated from operations. For the period ended March 31, 2004, net cash from operating activities was less than our capital expenditures due to the Company's continuing growth of the Video business.

CASH FROM INVESTING ACTIVITIES

        Capital expenditures totaled $972 during the three-month period ended March 31, 2004 as compared to $1,230 for the corresponding period of 2003 since less investment is required as the rollout of the Video business continues towards completion.

        The Company's cash distribution from O-P for the Company's share of O-P's earnings was $1,650 for the three months ended March 31, 2004 versus $2,250 for the comparable period last year. The decrease is due to more cash being retained in the business.

         In March 2004, the Company made a capital contribution of $238 to EsiNet. The Company is committed to contribute a total of $950 in four payments over the next twelve months.

CASH FROM FINANCING ACTIVITIES

        Dividends declared by the Board of Directors of Warwick Valley Telephone Company were $0.19 per share for the three-month period ended March 31, 2004, compared to $0.16 for the corresponding period in 2003. The total dividends paid for the first quarter of 2004 for common stock by Warwick Valley Telephone Company were $1,028, compared to $865 for the same period in 2003. In February 2003, the Company used $3,149 of its unsecured credit facility with CoBank to repay existing debt and pay costs associated with closing the commitment with CoBank.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

        The Company adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") in 2003. FIN 46, which is an interpretation of ARB No. 51, "Consolidated Financial Statements", addresses the consolidation of investments made by a business enterprise, structured in a way that, although the enterprise may have less than a majority interest in the voting rights, the investment exhibits other characteristics making the enterprise the primary beneficiary of the investment, absorbing the majority of the losses, receiving the majority of the expected residual returns, and thereby requiring consolidation by the business enterprise. As of March 31, 2004 FIN 46 did not significantly impact the Company's operating results or financial position. The Company will continue to monitor the impact of FIN 46 on an ongoing basis.

OTHER FACTORS:

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

        The Company currently provides access to the national and international calling markets as well as intrastate calling markets through all interested inter-exchange carriers, including the Company's wholly owned subsidiary Warwick Valley Long Distance Company ("WVLD"). Equal access ("one-plus") service to all toll carriers has been available to the Company's customers since August 1, 1991. Access to the remainder of the intrastate calling markets is provided by the Company as well as other exchange carriers. WVLD, as an inter-exchange carrier, competes against all such other carriers, including accelerating wireless competition, providing full toll services to its customers at discounted rates.

        The Company's territory is surrounded by the territories of Verizon Communications, Inc., Frontier - A Citizen's Communications Company and Sprint Telephone, all of which offer residential and business telephone services and equipment. There are also several competitive telephone companies located within a 30-mile radius of Warwick, New York and Voice Over Internet Protocol ("VOIP") providers are beginning to offer limited service. The Company's residential customers can purchase telephone sets (including cellular sets) and equipment at other retail outlets inside and outside the Company's territory and not affiliated with the Company.

        The Company is currently competing with Frontier - A Citizen's Communications Company - in the Middletown, New York area as well as with Sprint Telephone in the Vernon, New Jersey area for local service through access lines. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. There can be no assurances that the Company will affect any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company's franchise territory. Cablevision is currently rolling out a VOIP product in Bethpage, New York and has launched a VOIP product in New Jersey.

        Online competes both on the basis of service and price. There are numerous competitors throughout Online's market area whose services are available to customers. During the first quarter of 2004 the Company's DSL product, Ultralink increased its penetration level to 29.9% of establishments passed. Conversely, the number of customers for Online's dial-up product decreased 24.5% due to the migration of customers to high speed Internet provided not only by the Company itself but also by the competition primarily outside of our service territory. Whether customer and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the level of demand for services.

        Our Video product was launched in April of 2002 and is competing against entrenched cable companies including Service Electric Company ("SEC"), Cablevision and satellite TV companies such as Direct TV and Dish Network.

        On November 10, 2003 the FCC issued an order requiring intermodal portability (wireline to wireless) in the top one hundred Metropolitan Service Areas ("MSA") by November 23, 2004 where the requesting wireless carrier's "coverage area" overlaps that of the local exchange carrier. The Company must provide intermodal Local Number Portability ("LNP") by May 24, 2004. LNP may assist a competitor in obtaining our customers because customers can keep their current telephone number, even when they switch their telephone service from the Company to another carrier. As of March 31, 2004, LNP had not posed a significant competitive risk within the Company's service territory.

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

        In the Company's two New Jersey exchanges, intrastate toll revenues are retained by toll carriers, of which the Company is one. The associated access charges are retained by the Company. Revenues resulting from traffic between the Company, Verizon and Sprint are reconciled through charges payable to each company for terminating traffic.

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

           CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

        Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others the following: general economic and business conditions, both nationally and in the geographic regions in which the Company operates; industry capacity; demographic changes; existing governmental regulations and changes in or the failure to comply with, governmental regulations; legislative proposals relating to the businesses in which the Company operates; competition; technological changes; and the loss of any significant ability to attract and retain qualified personnel. Given these uncertainties, current and prospective investors should be cautioned in their reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.


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

2.      Changes in internal controls over financial reporting

        We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed for financial reporting purposes as they relate to disclosures and procedures. For the quarter ended March 31, 2004, there were no changes in our disclosure controls or in other factors that materially affected or were reasonably likely to materially affect such controls.


PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        At the Company's 2004 Annual Meeting of Common Shareholders held on April 30, 2004, Wisner H. Buckbee, Joseph E. DeLuca, M.D. and Fred M. Knipp, were elected as directors for three-year terms in Class II. The terms of M. Lynn Pike, Rafael Collado, Philip S. Demarest, Robert J. DeValentino, Corrina S. Lewis, and Herbert Gareiss, Jr. continued after the meeting.

Matters voted on at the meeting and the results of each vote are as follows:


Proposal I.                                               For        Against     Abstain
--------------------------------------------------------------------------------------------
   Set the number of directors at nine until the
   next annual meeting:                                  4,515,363     17,160        24,626
--------------------------------------------------------------------------------------------

Proposal II.                                              For                    Withhold
--------------------------------------------------------------------------------------------
   To elect three (3) directors to Class I:
     Wisner H. Buckbee                                   4,503,667                   53,482
     Joseph E. DeLuca, M.D.                              4,498,030                   59,119
     Fred M. Knipp                                       4,169,956                  387,193
--------------------------------------------------------------------------------------------


ITEM 5. OTHER INFORMATION

a)      Election of Officers
        At its reorganizational meeting on April 30, 2004, the Board of Directors elected the following persons to the positions set forth opposite their names:

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

        SHAREHOLDERS IN 401(k) PLAN

        As of March 31, 2004 3% of the Company's outstanding Common Shares were held by employees in the Company's 401(k) plan. These percentages fluctuate quarterly.

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

b)      Reports on Form 8-K -

        On April 7, 2004, the Company issued a press release announcing that it will bring advanced broadband communications services to 54 cities and surrounding communities in rural New York by leading a team of 13 telecommunications firms to organize the Empire State Independent Fiber Network LLC.

        On April 30, 2004 Lynn Pike, the President of Warwick Valley Telephone Company ("the Company") discussed certain aspects of the Company's business at its Annual Shareholders Meeting on April 30, 2004. The text of his presentation, as presented is in Exhibit Item 20.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        Warwick Valley Telephone Company
                                   Registrant



Date  5/10/04              /s/ M. Lynn Pike
                           M. Lynn Pike, President
                           (Chief Executive Officer)



Date 5/10/04               /s/Philip A. Grybas
                           Philip A. Grybas, Vice President, Treasurer
                           (Principal Financial and Chief Accounting Officer)