Form 10-Q
period 2004-06-30
WARWICK VALLEY TELEPHONE CO
filed 2004-08-24
CIK 104777

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549



                                    FORM 10-Q


      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                                 -------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---
                              EXCHANGE ACT OF 1934

                        For the transition period from _____ to

                         Commission file number 0-11174
                                                -------


                        WARWICK VALLEY TELEPHONE COMPANY
                        --------------------------------
             (Exact name of registrant as specified in its charter)

     New York                                                     14-1160510
     -----------------------------------------------------------------------
     (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

     47 Main Street, Warwick, New York             10990
     -----------------------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

        Registrant's telephone number, including area code (845) 986-8080
                                                           --------------



    Former name, former address and former fiscal year, if changed since last report.


      INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES   X     NO
                                              -----      -----

      Indicate by check mark whether registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES   X     NO
                                                -----      -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,401,227 Common Shares, $.01 par value, outstanding at August 19, 2004.

                                INDEX TO FORM 10Q


PART I - FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)
   Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and
        December 31, 2003, as restated (Unaudited).                            3
   Consolidated Statements of Income for the three and six months
        ended June 30, 2004 and 2003, as restated (Unaudited).                 4
   Consolidated Statements of Cash Flows for the six months ended
        June 30, 2004 and 2003, as restated (Unaudited).                       5
   Notes to Consolidated Financial Statements (Unaudited).                  6-13

Item. 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         13-19

Item. 3  Quantitative and Qualitative Disclosures about Market Risk.          19

Item. 4  Controls and Procedures.                                             19

PART II - OTHER INFORMATION

Item 5.   Other Information                                                   20

Item 6.   Exhibits and Reports on Form 8-K.                                20-25

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                        WARWICK VALLEY TELEPHONE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      ($ in thousands except share amounts)

                                                                                       JUNE 30,    DECEMBER 31,
                                                                                         2004         2003
                                                                                       --------    ------------
                                                                                                    (RESTATED)
ASSETS
Current assets:
  Cash and cash equivalents                                                            $  7,917      $  5,717
  Accounts receivable - net of reserve for uncollectibles-$127 and $508, respectively     3,618         3,420
  Other accounts receivable                                                                 288           273
  Materials and supplies                                                                  1,213         1,153
  Prepaid expenses                                                                          525           681
  Deferred income taxes                                                                     409           495
                                                                                       --------      --------
Total Current Assets                                                                   $ 13,970      $ 11,739
                                                                                       --------      --------

  Property, plant and equipment, net                                                     41,059        41,322
  Unamortized debt issuance costs                                                           109           115
  Intangible asset - pension                                                                744           744
  Other deferred charges                                                                    583           510
  Investments                                                                             4,425         5,303
                                                                                       --------      --------
  TOTAL ASSETS                                                                         $ 60,890      $ 59,733
                                                                                       ========      ========
LIABILITIES
Current Liabilities:
  Accounts payable                                                                     $    516      $  1,559
  Current portion of long term debt                                                         669           223
  Advance billing and payments                                                              280           247
  Customer deposits                                                                         123           135
  Accrued taxes                                                                             657           506
  Pension and post retirement benefit obligations                                         1,168         1,139
  Accrued access billing                                                                    825           694
  Other accrued expenses                                                                    851         1,252
                                                                                       --------      --------
Total Current Liabilities                                                              $  5,089      $  5,755
                                                                                       --------      --------

  Long-term debt                                                                          6,480         6,926
  Deferred income taxes                                                                   4,552         4,119
  Other liabilities and deferred credits                                                    521           536
  Pension and post retirement benefit obligations                                         4,560         4,511
                                                                                       --------      --------
  TOTAL LIABILITIES                                                                    $ 21,202      $ 21,847
                                                                                       --------      --------
Shareholders' Equity
  Preferred Shares - $100 par value; authorized and issued shares 5,000;
   $0.01 par value authorized and unissued shares 10,000,000;                          $    500      $    500
  Common Shares - $0.01 par value; authorized shares 10,000,000                              60            60
   issued 5,984,910 as of June 30, 2004 and 5,984,883 as of December 31, 2003
  Treasury stock - $0.01 par value, 583,683 Common Shares as of June 30, 2004            (3,598)       (3,598)
   and December 31, 2003
  Additional paid in capital                                                              3,473         3,473
  Accumulated other comprehensive income                                                   (765)         (765)
  Retained earnings                                                                      40,018        38,216
                                                                                       --------      --------
  Total Shareholders' Equity                                                           $ 39,688      $ 37,886
                                                                                       --------      --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 60,890      $ 59,733
                                                                                       ========      ========

                        WARWICK VALLEY TELEPHONE COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    ($ in thousands except per share amounts)

                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                             2004           2003           2004           2003
                                                         ------------   ------------   ------------   ------------
                                                                         (RESTATED)                    (RESTATED)
Operating Revenues:
  Local network service                                  $     1,012    $     1,007    $     2,026    $     2,038
  Network access service                                       2,032          2,392          4,226          4,670
  Long distance services                                       1,035            921          1,972          1,877
  Directory advertising                                          359            345            726            710
  Online services                                              1,724          1,648          3,440          3,243
  Other services and sales                                       766            829          1,535          1,702
                                                         -----------    -----------    -----------    -----------
  Total operating revenues                                     6,928          7,142         13,925         14,240
                                                         -----------    -----------    -----------    -----------

Operating Expenses:
  Plant specific                                               1,028          1,068          2,084          2,142
  Plant non-specific:
   Depreciation & amortization                                 1,332          1,237          2,670          2,401
   Other                                                         839            697          1,533          1,342
  Customer operations                                          1,201          1,060          2,326          2,096
  Corporate operations                                         1,210          1,203          2,557          2,330
  Cost of services and sales                                     465            913            993          1,380
  Property, revenue and payroll taxes                            395            325            771            715
                                                         -----------    -----------    -----------    -----------
  Total operating expenses                                     6,470          6,503         12,934         12,406
                                                         -----------    -----------    -----------    -----------

  OPERATING INCOME                                               458            639            991          1,834

Other Income (Expense)
  Interest income (expense), net of capitalized interest         (70)          (114)          (137)          (216)
  Income from equity method investments                        2,670          2,309          5,034          4,148
  Other income (expense)                                         (27)            28             22             (2)
                                                         -----------    -----------    -----------    -----------
  Total other income (expense) - net                           2,573          2,223          4,919          3,930
                                                         -----------    -----------    -----------    -----------
  INCOME BEFORE INCOME TAXES                                   3,031          2,862          5,910          5,764

Income Taxes                                                   1,021            977          2,042          1,950
                                                         -----------    -----------    -----------    -----------
  NET INCOME                                                   2,010          1,885          3,868          3,814

Preferred Dividends                                                7              7             13             13
                                                         -----------    -----------    -----------    -----------
  INCOME APPLICABLE TO COMMON STOCK                      $     2,003    $     1,878    $     3,855    $     3,801
                                                         ===========    ===========    ===========    ===========
  Basic & Diluted Earnings per Share of
  Outstanding Common Stock                               $      0.37    $      0.35    $      0.71    $      0.70
                                                         ===========    ===========    ===========    ===========
  Weighted Average Shares of Common Stock
  Outstanding                                              5,401,214      5,400,419      5,401,214      5,400,419
                                                         ===========    ===========    ===========    ===========

Please see accompanying notes, which are an integral part of the consolidated financial statements.

                        WARWICK VALLEY TELEPHONE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                ($ in thousands)

FOR THE SIX MONTHS ENDED JUNE 30,                                2004       2003
                                                               --------  ----------
                                                                         (RESTATED)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                   $ 3,868    $ 3,814
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                2,670      2,401
    Deferred income tax                                            519        232
    Interest charged to construction                                (5)       (33)
    Income from equity investments                              (5,034)    (4,148)

Change in assets and liabilities:
   (Increase) in accounts receivable                              (198)      (168)
   (Increase) in other receivables                                 (15)      (121)
   (Increase) Decrease in materials and supplies                   (60)        32
   Decrease (Increase) in prepaid expenses                         156       (118)
   (Increase) in deferred charges                                  (73)      (235)
   (Decrease) in accounts payable                               (1,043)      (328)
   (Decrease) in customers' deposits                               (12)        (7)
   (Decrease) in advance billing and payments                       33        (43)
   Increase in accrued taxes                                       151         98
   Increase in pension & post retirement benefit obligations        78        215
   Increase in accrued access billing                              132        112
   (Decrease) Increase in other accrued expenses                  (418)       277
                                                               -------    -------

Net cash provided by operating activities                      $   749    $ 1,980
                                                               -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures                                         (2,401)    (2,297)
   Interest charged to construction                                  5         33
   Distribution from partnership                                 6,150      4,125
   Investment contributions                                       (238)         0
                                                               -------    -------

Net cash provided by investing activities                      $ 3,516    $ 1,861
                                                               -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
   (Decrease) in notes payable                                       0     (5,000)
   Proceeds from issuance of long term debt                          0      3,149
   Unamortized debt issuance                                         0       (119)
   Dividends (Common)                                           (2,052)    (1,786)
   Dividends (Preferred)                                           (13)       (13)
   Sale of common stock                                              0         47
                                                               -------    -------

Net cash used in financing activities                          $(2,065)   $(3,722)
                                                               -------    -------

Increase (Decrease) in cash and cash equivalents                 2,200        119

Cash and cash equivalents at beginning of period                 5,717      1,641
                                                               -------    -------

Cash and cash equivalents at end of period                     $ 7,917    $ 1,760
                                                               -------    -------

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

BASIS OF PRESENTATION

      The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year.

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

NOTE 2:  RESTATEMENT

      On December 4, 1998, the New York Public Service Commission ("NYPSC") issued Cases 94-C-0095 and 28425 ("Order"), which required the Company to reduce traffic sensitive access charges to inter-exchange carriers. This Order was effective from January 1, 1999 to present. The Company has determined that it did not reduce traffic sensitive charges to inter-exchange carriers during the period January 1, 1999 to March 31, 2004, as stipulated by the Order. As a result, the Company recorded additional revenues from inter-exchange carriers in the amount equal to the incremental difference between the rate charged and the rate that would comply with the Order. The Company has restated its financial statements for all prior periods affected as the cumulative impact for periods prior to fiscal 2004 would have been material if recorded in the current period. The Company has restated the prior periods to reduce revenue, accrue interest, and record the related tax impact. The Company intends to file an amendment to the Company's 2003 Annual Report on Form 10-K reflecting the impact of this restatement. The following tables present the impact of the restatement.

      The NYPSC has not made a final determination regarding the amount of the Company's obligation and whether the Company will be required to make a refund, the way any refund would be calculated or of the amount or timing of any payments. Therefore, the ultimate amount of repayment may differ from the current liability and such difference, if any, would be reflected in earnings in the period of settlement.

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  Dollars in thousands except per share amounts


The impact of the restatement on the consolidated statement of income for the three months and six months ended June 30, 2003 was as follows:



                                        Three months ended June 30, 2003     Six months ended June 30, 2003
                                        -------------------------------      ------------------------------
                                        As Previously     As Restated        As Previously     As Restated
                                          Reported                             Reported
                                        -------------------------------      ------------------------------
Operating revenues                        $  7,191        $  7,142             $ 14,337        $ 14,240
Operating income                          $    688        $    639             $  1,931        $  1,834
Interest expense                          $   (106)       $   (114)            $   (201)       $   (216)
Total other income (expense)              $  2,231        $  2,223             $  3,945        $  3,930
Income before income taxes                $  2,919        $  2,862             $  5,876        $  5,764
Income taxes                              $    997        $    977             $  1,990        $  1,950
Net income                                $  1,922        $  1,885             $  3,886        $  3,814
Basic & diluted earnings per share        $   0.35        $   0.35             $   0.71        $   0.70

The impact of the restatement on net income and basic and diluted earnings per share for the three months and six months ended June 30, 2003 were $37 and $.00, respectively and $72 and $.01, respectively.

The impact of the restatement on the consolidated statement of cash flows for the six months ended June 30, 2003 was as follows:

                                            Six months ended June 30, 2003
                                            -----------------------------
                                             As Previously  As Restated
                                               Reported
                                            -----------------------------
Net income                                  $    3,886      $    3,814
Deferred income tax                         $      272      $      232
Increase in accrued access billing          $     --        $      112

The impact of the restatement on the consolidated balance sheet as of December 31, 2003 and 2002 was as follows:

                                                                2003                             2002
                                                    ----------------------------     ----------------------------
                                                    As Previously    As Restated     As Previously    As Restated
                                                      Reported                         Reported
                                                    ----------------------------     ----------------------------
Deferred income taxes                               $     255        $     495       $      60        $     221
Total current assets                                $  11,499        $  11,739       $   7,454        $   7,615
Total Assets                                        $  59,493        $  59,733       $  54,809        $  54,970

Accrued access billing                              $    --          $     694       $      --        $     466
Total current liabilities                           $   4,838        $   5,755       $  13,124        $  13,590
Total Liabilities                                   $  21,153        $  21,847       $  20,098        $  20,564

Retained earnings                                   $  38,670        $  38,216       $  34,597        $  34,292
Total Shareholders' Equity                          $  38,340        $  37,886       $  34,711        $  34,406
Total Liabilities and Shareholders' Equity          $  59,493        $  59,733       $  54,809        $  54,970

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  Dollars in thousands except per share amounts

The impact of the restatement on the consolidated statement of income for the years ended December 31, 2003, 2002 and 2001 was as follows:


                                             2003                          2002                          2001
                                  --------------------------    --------------------------    --------------------------
                                  As Previously  As Restated     As Previously As Restated    As Previously  As Restated
                                     Reported                    Reported                       Reported
                                  --------------------------    --------------------------    --------------------------
Operating revenues                $ 28,843       $ 28,649       $ 27,703       $ 27,547       $ 27,538       $ 27,418
Operating income                  $  3,371       $  3,177       $  5,267       $  5,111       $  6,746       $  6,626
Interest expense                  $   (380)      $   (414)      $   (318)      $   (344)      $   (355)      $   (372)
Total other income (expense)      $  8,460       $  8,426       $  6,335       $  6,309       $  4,243       $  4,226
Income before income taxes        $ 11,831       $ 11,603       $ 11,602       $ 11,421       $ 10,989       $ 10,852
Income taxes                      $  3,952       $  3,873       $  3,851       $  3,788       $  3,665       $  3,618
Net income                        $  7,879       $  7,730       $  7,751       $  7,632       $  7,324       $  7,234
Basic & diluted earnings
  per share                       $   1.45       $   1.43       $   1.43       $   1.41       $   1.34       $   1.33


NOTE 3: IMPACT OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      The Company adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") in 2003. FIN 46, which is an interpretation of ARB No. 51, "Consolidated Financial Statements", addresses the consolidation of Investments made by a business enterprise, structured in a way that, although the enterprise may have less than a majority interest in the voting rights, the investment exhibits other characteristics making the enterprise the primary beneficiary of the investment, absorbing the majority of the losses, receiving the majority of the expected residual returns, and thereby requiring consolidation by the business enterprise. As of June 30, 2004, FIN 46 did not significantly impact the Company's operating results or financial position. The Company will continue to monitor the impact of FIN 46 on an ongoing basis.

      Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

      The Company's rates are regulated by the Federal Communications Commission ("FCC"), NYPSC, and New Jersey Board of Public Utilities ("NJBPU"); therefore, the Company reflects the effects of the rate making actions of these regulatory bodies in its financial statements. On December 20, 2003, the FCC notified carriers by order that it would not adopt SFAS No. 143 since the FCC concluded that SFAS No. 143 conflicted with the FCC's current accounting rules that require telephone companies to accrue for asset retirement obligations through prescribed depreciation rates.

      The Company has concluded that it did not have an asset retirement obligation as defined by SFAS No. 143, as of June 30, 2004 or December 31, 2003. The Company historically recorded cost of removals through depreciation rates and accumulated depreciation. In conjunction with the adoption of SFAS No. 143, the Company has reclassified $543 and $505 as of June 30, 2004 and December 31, 2003, respectively, from accumulated depreciation to a regulatory liability for the cost of removal that the Company has recorded through its historical depreciation rates.

NOTE 4: EARNINGS PER SHARE

      Basic and diluted earnings per share are based on the weighted average number of actual shares outstanding of 5,401,214 and 5,400,419 for the three and six month periods ended June 30, 2004 and 2003, respectively. Share amounts have been restated for the three-for-one stock split (see Note 11).

      The Company did not have any common stock equivalents as of June 30, 2004 and 2003.

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  Dollars in thousands except per share amounts

NOTE 5: COMPREHENSIVE INCOME

      Comprehensive income is equivalent to net income for the three and six month periods ended June 30, 2004 and 2003.



NOTE 6: SEGMENT INFORMATION

      The Company's segments are strategic business units that offer different products and services and are managed as telephone and online services. The Company evaluates segment performance based upon factors such as revenue growth, expense containment, market share and operating income.

      The telephone segment provides landline telecommunications services, including local, network access, long distance services and messaging, and sells customer premise equipment, private business exchange equipment and yellow and white pages advertising and electronic publishing.

      The online segment provides high speed and dial up Internet services, help desk operations, and Video over VDSL.


      Segment balance sheet information as of June 30, 2004 and December 31, 2003 is set forth below:


                          June 30,      December 31,
                            2004            2003
                         ----------     ------------
Assets
  Telephone              $  65,875         $ 62,825
  Online                    10,815            9,883
  Elimination              (15,800)         (12,975)
                         ----------        --------
Total assets             $  60,890         $ 59,733
                         =========         ========


      Segment income statement information for the six months ended June 30, 2004 and 2003 is set forth below:


                                          2004        2003
                                        --------   ----------
Revenues
  Telephone                             $ 11,532    $ 11,964
  Online                                   3,440       3,243
  Eliminations                            (1,047)       (967)
                                        --------    --------
Total  revenues                         $ 13,925    $ 14,240

Operating income
  Telephone                                1,097       2,067
  Online                                    (106)       (233)
                                        --------    --------
Total operating income                  $    991    $  1,834

Interest expense and income                 (137)       (216)
Income from equity method investments      5,034       4,148
Other income (expense)                        22          (2)
                                        --------    --------
Income before taxes                     $  5,910    $  5,764

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  Dollars in thousands except per share amounts


      Segment income statement information for the three months ended June 30, 2004 and 2003 is set forth below:



                                          2004       2003
                                        --------  ----------
Revenues
  Telephone                             $ 5,743    $ 6,021
  Online                                  1,724      1,648
  Eliminations                             (539)      (527)
                                        -------    -------
Total  revenues                         $ 6,928    $ 7,142

Operating income
  Telephone                                 541        997
  Online                                    (83)      (358)
                                        -------    -------
Total operating income                  $   458    $   639

Interest expense and income                 (70)      (114)
Income from equity method investments     2,670      2,309
Other income (expense)                      (27)        28
                                        -------    -------
Income before taxes                     $ 3,031    $ 2,862


NOTE 7: MATERIAL AND SUPPLIES

     Material and supplies are carried at average cost except that specific costs are used in the case of large individual items. As of June 30, 2004 and December 31, 2003, the material and supplies inventory consisted of the following:

                                                 2004     2003
                                                ------   ------
Inventory for outside plant                     $  269   $  231
Inventory for inside plant                         700      472
Inventory for online plant                          89       90
Inventory of video equipment                        27      283
Inventory of equipment held for sale or lease      128       77
                                                ------   ------
                                                $1,213   $1,153
                                                ======   ======

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

      Plant in service, at cost, consisted of the following as of June 30, 2004 and December 31, 2003:

                                                           2004      2003
                                                         -------   -------
Land, buildings, furniture and other support equipment   $ 7,527   $ 7,518
Network and communications plant                          28,132    27,273
Telephone plant                                           24,323    23,747
Online plant                                              10,177     9,513
                                                         -------   -------
Plant in service                                         $70,159   $68,051
Plant under construction                                   1,690     1,467
                                                         -------   -------
                                                          71,849    69,518
Less:  Accumulated depreciation                           30,790    28,196
                                                         -------   -------
Property, plant and equipment, net                       $41,059   $41,322
                                                         =======   =======

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  Dollars in thousands except per share amounts

NOTE 9: INVESTMENTS

      The Company is a limited partner in Orange County-Poughkeepsie Limited Partnership (O-P) and has a 7.5% investment interest which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P. The following summarizes O-P's income statement for the six months ended June 30:

                                   (Unaudited)
                                    2004           2003
                                    --------       --------
 Net sales                          $ 79,634       $ 67,973
 Cellular service cost                 7,811          8,805
 Operating expenses                    3,706          2,746
                                    --------       --------
 Net operating income                 68,117         56,422
 Other income                            470            914
                                    --------       --------
 Net income                         $ 68,587       $ 57,336
                                    ========       ========

      The following summarizes O-P's income statement for the three months ended June 30:

                                   (Unaudited)
                                    2004           2003
                                    --------       --------
 Net sales                          $ 42,193       $ 36,286
 Cellular service cost                 4,293          3,369
 Operating expenses                    1,718          2,144
                                    --------       --------
 Net operating income                 36,182         30,773
 Other income                            202            298
                                    --------       --------
 Net income                         $ 36,384       $ 31,071
                                    ========       ========

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

      The Company's Chief Executive Officer was elected to this committee. Accordingly the Company, through the representation of this Operating Committee began exerting significant influence on the financial and operating decisions of Zefcom in the fourth quarter of 2003. As a result of this change, the Company changed its accounting for the Zefcom investment from the cost method to the equity method of accounting. In August 2004, the Company's Chief Financial Officer was elected to this committee replacing the Chief Executive Officer.


      In accordance with generally accepted accounting principles, the Company has adjusted its prior period financial results to record its 17% investment in Zefcom as if it had been accounted for under the equity method of accounting. The Company's share of Zefcom's losses has been reflected in "Other Income" in the Income Statement for the three and six month periods ended June 30, 2004 and 2003. The impact to net income for the six month period ended June 30, 2003 was a decrease of $72. Earnings per share also decreased by $0.01.

      In March 2004, the Company made an initial capital contribution of $238 in cash to Empire State Independent Fiber Network, LLC ("EsiNet"). The Company committed to contribute a total of $950 in four payments over the succeeding twelve months in connection with the Company's 25% interest in the venture. Two of these payments have already been made. The remaining payments of approximately $238 each are scheduled for, December 1, 2004 and April 1, 2005, respectively. EsiNet's operations are anticipated to begin in the fourth quarter of 2004.

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  Dollars in thousands except per share amounts

NOTE 10: PENSION AND POST RETIREMENT OBLIGATIONS

      The components of net periodic cost for the three months ended June 30:

                                                      Post Retirement
                                    Pension Benefits      Benefits
                                      2004    2003     2004      2003
                                    ----------------  ----------------
Service Cost                         $  63    $ 105    $  47    $  40
Interest Cost                          203      216       77       69
Expected Return On Plan Assets        (162)    (153)     (30)     (21)
Amortization Of Prior Service Cost      22       32        8        8
Amortization Of Net (Gain) Loss         35       35       52       45
Special Termination Benefits                    169
                                     -----    -----    -----    -----
Net Periodic Benefit Cost            $ 161    $ 404    $ 154    $ 141
                                     =====    =====    =====    =====


      The components of net periodic cost for the six months ended June 30:

                                                      Post Retirement
                                    Pension Benefits      Benefits
                                      2004    2003     2004      2003
                                    ----------------  ----------------
Service Cost                         $ 126    $ 210    $  94    $  80
Interest Cost                          406      431      154      139
Expected Return On Plan Assets        (325)    (306)     (60)     (42)
Amortization Of Prior Service Cost      44       64       16       16
Amortization Of Net (Gain) Loss         71       71      104       89
Special Termination Benefits                    338
                                     -----    -----    -----    -----
Net Periodic Benefit Cost            $ 322    $ 808    $ 308    $ 282
                                     =====    =====    =====    =====


      The Company has previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $918 to its pension plan and $222 to its post retirement plan, respectively in 2004. During the six months ended June 30, 2004, the Company has contributed $445 to its pension plan and $111 to its post retirement plan.

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company is impacted by the Act since it sponsors a postretirement health care plan that provides prescription drug benefits

      In May 2004, the Financial Accounting Standards Board released FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106-2"). FSP 106-2 states that if a company concludes that its single-employer defined benefit postretirement health care plan provides a drug benefit that is actuarially equivalent to the Medicare Part D benefit, the employer should recognize the subsidy in the measurement of the accumulated postretirement benefit obligation (APBO) under FAS 106, and should account for this reduction in the APBO as an actuarial gain. If an employer amends its plan to achieve actuarially equivalent drug benefits, therefore making the employer eligible for the subsidy, the employer is required to consider the combined effect that the amendment and the subsidy have on the APBO. If the combined effect is a decrease in the APBO, the net reduction is accounted for as an actuarial gain. If the combined effect is an increase in the APBO, the net increase is accounted for as a plan amendment.

      The provisions of FSP 106-2 are effective for the first interim or annual period beginning after June 15, 2004 for all public companies. If the effects of FSP 106-2, including the subsidy, changes in participation rates, and changes in per capita claims costs, lead the employer to conclude that the enactment of FSP 106-2 was not a "significant event" for its plan, the effects should be incorporated in the valuation performed at the next measurement date required by FAS 106. The Company is currently assessing the impact of FSP 106-2.

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  Dollars in thousands except per share amounts

NOTE 11: SHAREHOLDERS' EQUITY

      The Company has 10,000,000 authorized Common Shares at $0.01 Par value; 5,000 authorized Preferred Shares at $100 par value; and 10,000,000 authorized Preferred Shares at $0.01 par value.

      On April 25, 2003, the Company announced a three-for-one stock split of the Company's Common Shares. Approval for the stock split was received from both the New York State Public Service Commission and the New Jersey Board of Public Utilities on October 6, 2003, and the additional shares resulting from the split were made available on October 13, 2003. Also, a par value of one cent per share was established for the Common Shares. As a result, earnings-per-share amounts for the three and six month periods ended June 30, 2003 have been restated to reflect the stock split.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company's critical and primary operations are in the communications services industry and the Company provides telephone, directory advertising services, Internet, Video and other services to its customers. The Company's basic business strategy is directed towards retaining as much of the traditional telecommunications business as possible, while using its existing network to develop and grow its Internet, data and entertainment products. The Company's non-operating investments are in telecommunication service businesses in an effort to obtain future revenue generation or expense savings. The information below reflects all of these factors and efforts. You should read this discussion in conjunction with the consolidated financial statements and the accompanying notes. The presentation of dollar amounts in this discussion is in thousands.

RESTATEMENT:

     On December 4, 1998, the New York Public Service Commission ("NYPSC") issued Cases 94-C-0095 and 28425 ("Order"), which required the Company to reduce traffic sensitive access charges to inter-exchange carriers. This Order was effective from January 1, 1999 to present. The Company has determined that it did not reduce traffic sensitive charges to inter-exchange carriers during the period January 1, 1999 to March 31, 2004, as stipulated by the Order. As a result, the Company recorded additional revenues from inter-exchange carriers in the amount equal to the incremental difference between the rate charged and the rate that would comply with the Order. The Company has restated its financial statements for all prior periods affected as the cumulative impact for periods prior to fiscal 2004 would have been material if recorded in the current period. The Company has restated the prior periods to reduce revenue, accrue interest, and record the related tax impact. The Company intends to file an amendment to the Company's 2003 Annual Report on Form 10-K reflecting the impact of this restatement. The following tables present the impact of the restatement.

     The NYPSC has not made a final determination regarding the amount of the Company's obligation and whether the Company will be required to make a refund, the way any refund would be calculated or of the amount or timing of any payments. Therefore, the ultimate amount of repayment may differ from the current liability and such difference, if any, would be reflected in earnings in the period of settlement.

The impact of the restatement on the consolidated statement of income for the three months and six months ended June 30, 2003 was as follows:


                                   Three months ended June 30, 2003    Six months ended June 30, 2003
                                   --------------------------------    ------------------------------
                                   As Previously   As Restated         As Previously  As Restated
                                     Reported                            Reported
                                   --------------------------------    ------------------------------
Operating revenues                 $  7,191        $  7,142            $ 14,337        $ 14,240
Operating income                   $    688        $    639            $  1,931        $  1,834
Interest expense                   $   (106)       $   (114)           $   (201)       $   (216)
Total other income (expense)       $  2,231        $  2,223            $  3,945        $  3,930
Income before income taxes         $  2,919        $  2,862            $  5,876        $  5,764
Income taxes                       $    997        $    977            $  1,990        $  1,950
Net income                         $  1,922        $  1,885            $  3,886        $  3,814
Basic & diluted earnings
 per share                         $   0.35        $   0.35            $   0.71        $   0.70


The impact of the restatement on net income and basic and diluted earnings per share for the three months and six months ended June 30, 2003 were $37 and $.00, respectively and $72 and $.01, respectively.

The impact of the restatement on the consolidated statement of cash flows for the six months ended June 30, 2003 was as follows:

                                         Six months ended June 30, 2003
                                         ------------------------------
                                         As Previously     As Restated
                                           Reported
                                         ------------------------------
Net income                               $3,886            $3,814
Deferred income tax                      $  272            $  232
Increase in accrued access billing       $   --            $  112


The impact of the restatement on the consolidated balance sheet as of December 31, 2003 was as follows:

                                                           2003
                                                 --------------------------
                                                 As Previously  As Restated
                                                    Reported
                                                 --------------------------
Deferred income taxes                            $   255        $   495
Total current assets                             $11,499        $11,739
Total Assets                                     $59,493        $59,733

Accrued access billing                           $    --        $   694
Total current liabilities                        $ 4,838        $ 5,755
Total Liabilities                                $21,153        $21,847

Retained earnings                                $38,670        $38,216
Total Shareholders' Equity                       $38,340        $37,886
Total Liabilities and Shareholders' Equity       $59,493        $59,733

The impact of the restatement on the consolidated balance sheet and statement of income for the years ended December 31, 2003, 2002, 2001, 2000, 1999 was as follows:

                                       2003                 2002                2001                 2000                1999
                               -------------------  -------------------  ------------------- -------------------  ------------------
                                   As        As        As         As       As          As       As         As       As         As
                               Previously Restated  Previously Restated  Previously Restated Previously Restated Previously Restated
                                Reported             Reported             Reported            Reported            Reported
                               -------------------  -------------------  ------------------- -------------------  ------------------
Operating revenues             $ 28,843   $ 28,649  $ 27,703   $ 27,547  $ 27,538   $27,418  $26,691    $26,606   $23,186  $ 23,134
Operating income               $  3,371   $  3,177  $  5,267   $  5,111  $  6,746   $ 6,626  $ 7,637    $ 7,552   $ 6,059  $  6,007
Interest expense               $   (380)  $   (414) $   (318)  $   (344) $   (355)  $  (372) $  (588)   $  (595)  $  (594) $   (596)
Total other income (expense)   $  8,460   $  8,426  $  6,335   $  6,309  $  4,243   $ 4,226  $ 2,811    $ 2,803   $ 1,891  $  1,889
Income before income taxes     $ 11,831   $ 11,603  $ 11,602   $ 11,421  $ 10,989   $10,852  $10,448    $10,354   $ 7,950  $  7,896
Income taxes                   $  3,952   $  3,873  $  3,851   $  3,788  $  3,665   $ 3,618  $ 3,430    $ 3,398   $ 2,368  $  2,350
Net income                     $  7,879   $  7,730  $  7,751   $  7,632  $  7,324   $ 7,234  $ 7,018    $ 6,956   $ 5,582  $  5,546
Basic & diluted                $   1.45   $   1.43  $   1.43   $   1.41  $   1.34   $  1.33  $  1.29    $  1.28   $  1.02  $   1.01
  earnings per share
Total assets                   $ 59,493   $ 59,733  $ 54,809   $ 54,970  $ 48,058   $48,157  $42,423    $42,474   $37,349  $ 37,368
Total liabilities              $ 21,153   $ 21,847  $ 20,098   $ 20,564  $ 17,410   $17,694  $16,029    $16,176   $14,619  $ 14,674
Total shareholders' equity     $ 38,340   $ 37,886  $ 34,711   $ 34,406  $ 30,648   $30,463  $26,394    $26,298   $22,730  $ 22,694
Total liabilities and
  shareholders' equity         $ 59,493   $ 59,733  $ 54,809   $ 54,970  $ 48,058   $48,157  $42,423    $42,474   $37,349  $ 37,368

OVERVIEW: RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003 -

OPERATING REVENUES

     Operating revenues decreased by $214 (or 3%) for the three-month period ended June 30, 2004. The decrease was due primarily to a reduction of network access services revenue of $360 (or 15%) which resulted largely from lower local switching support revenues received from the Universal Service Administration Corporation, and to a lesser degree from the implementation of the aforementioned Order under Restatement. Long Distance service revenues increased $114 (or 12%) for the three month period ended June 30, 2004 due to an increase in revenues from wireless carriers. Online service revenues increased $76 (or 5%) due to increases of $168 (or 32%) in DSL revenues and $184 in Video revenues, resulting from the continued expansion of our customer base for these products. These increases were offset by a decrease of $279 (or 29%) in dial up services due to customers primarily outside of our service territory migrating to other high speed Internet connections.

OPERATING EXPENSES

      Total operating expenses decreased $33 (or 1%) for the three month period ended June 30, 2004. An increase in depreciation expense of $95 (or 8%) reflects ongoing plant upgrades to accommodate the growing DSL business as well as the cost of the Video equipment installed to expand the number of Video service subscribers. Other plant non-specific expenses increased $142 (or 20%) due primarily to Video content costs for our growing Video subscriber base. Customer operations expenses increased $141 (or 13%) due to labor costs resulting from reorganization of some staff. The decrease of $448 (or 49%) in costs of services and sales was due primarily to lower trunk line costs with interconnection companies in 2004.

OTHER INCOME (EXPENSE)

      Other income (expense) increased by $350 (or 16%) for the three month period ended June 30, 2004 from $2,223 in the corresponding period of 2003 due primarily to an increase in income from O-P. The partnership's earnings increased 17% over the comparable period last year. Continuing strong O-P call volume remains the primary factor behind the increase.

      Interest expense (net) decreased by $44 (or 39%) for the three month period ended June 30, 2004 from $114 in the corresponding period of 2003 due to lower interest rates from refinancing.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003  -

OPERATING REVENUES

     Operating revenues decreased by $315 (or 2%) to $13,925 for the six-month period ended June 30, 2004. This decrease was due primarily to a decrease in network access revenues of $444 (or 10%), resulted largely from lower local switching support revenues received from the Universal Service Administration Corporation, and to a lesser degree from the implementation of the aforementioned Order under Restatement. Long distance service revenues increased $95 (or 5%) due primarily to an increase in revenues from wireless carriers. Online service revenues increased $197 (or 6%) due to increases of $364 (or 36%) in DSL revenues and $379 in Video revenues, resulting from the continued expansion of our customer base for these products. These increases were offset by a decrease of $548 (or 28%) in dialup services due to the migration of customers (primarily outside of our service territory) to other high speed Internet connections. A decrease of $167 (or 10%) in other services and sales revenue was the result of lower rates that were mandated by the FCC for reciprocal compensation and overall decreases in the sale of other non-regulated ancillary services.

OPERATING EXPENSES

      Total operating expenses increased $528 (or 4%) for the six month period ended June 30, 2004. The increase in depreciation expense of $269 (or 11%) reflects ongoing plant upgrades to accommodate the growing DSL business as well as the cost of the Video equipment to expand the number of Video service subscribers. Other plant non-specific expenses increased $191 (or 14%) due primarily to Video content costs for our growing Video subscriber base. Customer operations expenses increased $230 (or 11%) due to labor costs resulting from reorganization of some staff. Corporate operations increased $227 (or 10%) as the result of increased professional fees. The decrease of $387 (or 28%) in cost of services and sales was due primarily to lower trunk line costs with interconnection companies in 2004.

OTHER INCOME (EXPENSE)

      Other income (expense) increased by $989 (or 25%) for the six month period ended June 30, 2004 from $3,930 in the corresponding period of 2003 due primarily to an increase in income from O-P. The partnership's earnings increased 20% over the comparable period last year. Continuing strong O-P call volume remains the primary factor behind the increase.

      Interest expense (net) decreased by $79 (or 37%) for the six month period ended June 30, 2004 from $216 in the corresponding period of 2003 due to lower interest rates from refinancing.

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

      The Company's Chief Executive Officer was elected to this committee. Accordingly the Company, through its representation of this Operating Committee began exerting significant influence on the financial and operating decisions of Zefcom in the fourth quarter of 2003. As a result of this change, the Company changed its accounting for the Zefcom investment from the cost method to the equity method of accounting. In August 2004, the Company's Chief Financial Officer was elected to this committee replacing the Chief Executive Officer.

      In accordance with generally accepted accounting principles, the Company has adjusted its prior period financial results to record its 17% investment in Zefcom as if it had been accounted for under the equity method of accounting. The Company's percentage of Zefcom's losses have been reflected in the "Other Income" in the Income Statement for the three and six month periods ended June 30, 2004 and 2003. The impact to net income for the three and six month periods ended June 30, 2003 was a loss of $41 and $72, respectively. Earnings per share for 2003 also decreased by $0.01 and $0.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had $7,917 of cash and cash equivalents available at June 30, 2004. The Company has a $4,000 line of credit with a bank, of which the entire amount remained unused at June 30, 2004. Interest is at a variable rate and borrowings are on a demand basis without restrictions. In addition the Company has an $18,475 unsecured term credit facility with CoBank, ACB at a variable rate (approximately 3.2% for the period January 1, through June 30, 2004). As of June 30, 2004, the Company had utilized $7 million of the CoBank, ACB term credit.

CASH FROM OPERATING ACTIVITIES

      During 2004 the Company's primary source of funds continues to be cash generated from operations. For the six month period ended June 30, 2004, net cash from operating activities was less than our capital expenditures due to the Company's continuing growth of the Video business. Cash from operating activities decreased $1,231 as compared to the corresponding period in 2003 mainly due to the timing of payments associated with fourth quarter 2003 liabilities.

CASH FROM INVESTING ACTIVITIES

      Capital expenditures totaled $2,401 during the six month period ended June 30, 2004 as compared to $2,297 for the corresponding period of 2003, reflecting a leveling off of investment required for the rollout of the Video business as it moves towards completion.

      The Company's cash distribution from O-P for the Company's share of O-P's earnings was $6,150 for the six months ended June 30, 2004 versus $4,125 for the comparable period last year. Strong O-P call volume is the primary factor for the increase.

      In March 2004, the Company made a capital contribution of $238 to EsiNet. An additional capital contribution of $238 was made on August 1, 2004. The Company is committed to contribute a total of $950. The balance will be remitted in two payments of approximately $238 each on December 1, 2004 and April 1, 2005, respectively.

CASH FROM FINANCING ACTIVITIES

      Dividends declared by the Board of Directors of Warwick Valley Telephone Company were $0.19 per share for the three month period ended June 30, 2004, compared to $0.16 for the corresponding period in 2003. The total dividends paid for the six months ended June 30, 2004 for common stock by Warwick Valley Telephone Company were $2,052, compared to $1,786 for the same period in 2003. In February 2003, the Company used $3,149 of its unsecured credit facility with CoBank to repay existing debt and pay costs associated with closing the commitment with CoBank.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      The Company adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") in 2003. FIN 46, which is an interpretation of ARB No. 51, "Consolidated Financial Statements", addresses the consolidation of investments made by a business enterprise, structured in a way that, although the enterprise may have less than a majority interest in the voting rights, the investment exhibits other characteristics making the enterprise the primary beneficiary of the investment, absorbing the majority of the losses, receiving the majority of the expected residual returns, and thereby requiring consolidation by the business enterprise. As of June 30, 2004, FIN 46 did not significantly impact the Company's operating results or financial position. The Company will continue to monitor the impact of FIN 46 on an ongoing basis.

      Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

      The Company's rates are regulated by the Federal Communications Commission ("FCC"), NYPSC, and New Jersey Board of Public Utilities ("NJBPU"); therefore, the Company reflects the effects of the rate making actions of these regulatory bodies in its financial statements. On December 20, 2003, the FCC notified carriers by order that it would not adopt SFAS No. 143 since the FCC concluded that SFAS No. 143 conflicted with the FCC's current accounting rules that require telephone companies to accrue for asset retirement obligations through prescribed depreciation rates.

      The Company has concluded that it did not have an asset retirement obligation as defined by SFAS No. 143, as of June 30, 2004 or December 31, 2003. The Company historically recorded cost of removals through depreciation rates and accumulated depreciation. In conjunction with the adoption of SFAS No. 143, the Company has reclassified $543 and $505 as of June 30, 2004 and December 31, 2003, respectively, from accumulated depreciation to a regulatory liability for the cost of removal that the Company has recorded through its historical depreciation rates.

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

      The Company's territory is surrounded by the territories of Verizon Communications, Inc., Frontier - A Citizen's Communications Company and Sprint Telephone, all of which offer residential and business telephone services and equipment. There are also several competitive telephone companies located within a 30-mile radius of Warwick, New York. Voice Over Internet Protocol ("VOIP") providers are also beginning to offer limited service within the Company's local service area. The Company's residential customers can purchase telephone sets (including cellular sets) and equipment at other retail outlets inside and outside the Company's territory and not affiliated with the Company.


      The Company is currently competing with Frontier - A Citizen's Communications Company - in the Middletown, New York area as well as with Sprint United Telephone in the Vernon, New Jersey area for local service through access lines. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. There can be no assurances that the Company will effect any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company's franchise territory. Cablevision has launched a VOIP product in the New York Metro area that also includes their West Milford, New Jersey franchise area. West Milford Township in New Jersey includes Upper Greenwood Lake, which is part of the Company's existing local service area.

      Online competes both on the basis of service and price. There are numerous competitors throughout Online's market area whose services are available to customers. During the second quarter of 2004 the Company's DSL product, Ultralink, increased its penetration level to 30.9% of establishments passed. Conversely, the number of customers for Online's dial-up product decreased 15.4% due to the migration of customers to high speed Internet provided by the Company and by the competition. Switches to competing service providers occurred primarily outside of our service territory. Whether customer and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the level of demand for services.

      Our Video product was launched in April of 2002 and is competing against entrenched cable companies including Service Electric Company ("SEC"), Cablevision and satellite TV companies such as Direct TV and Dish Network.

      On November 10, 2003 the FCC issued an order requiring intermodal portability (wireline to wireless) in the top one hundred Metropolitan Service Areas ("MSA") by November 23, 2004 where the requesting wireless carrier's "coverage area" overlaps that of the local exchange carrier. The Company did provide intermodal Local Number Portability ("LNP") by May 24, 2004. LNP may assist a competitor in obtaining our customers because customers can keep their current telephone number, even when they switch their telephone service from the Company to another carrier. As of June 30, 2004, LNP had not posed a significant competitive risk within the Company's service territory.

                                   REGULATION

      The Company's New York telephone service operations are subject to the jurisdiction of the NYPSC, and the Company's New Jersey telephone service operations to the jurisdiction of the NJBPU. These two bodies have regulatory authority over the Company with respect to rates, facilities, services, reports, issuance of securities and other matters such as corporate restructuring. As a result, the Company's ability to respond quickly to changing market conditions or to implement a new business organization can be limited by the necessity of obtaining regulatory reviews or responding to interrogatories, all of which can slow down or even prevent a desired transaction or change. Interstate toll and access services are subject to the jurisdiction of the FCC. The Company receives reimbursement from carriers in the form of charges for providing carriers access to and from the Company's local network. Video operations are also under the jurisdiction of the NYPSC, the NJBPU, and the FCC as well as the municipalities where the Company provides services.

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

      The Company has filed a petition with the NYPSC seeking approval to reorganize its corporate structure in order to create a holding company that would separate its regulated local exchange operations from its deregulated operations. Under this reorganization plan, corporate management and administrative functions would remain at Warwick Valley Telephone Company, proposed to be renamed WVT Communications Inc., which would become the unregulated holding company of a regulated local exchange subsidiary (proposed to be named Warwick Valley Telephone Company) and other, unregulated subsidiaries. Before the Company may complete this proposed reorganization plan, it must first obtain the approval of the NYPSC, the NJBPU and its shareholders. The Company is actively pursuing the resolution of this petition before the two public service commissions.

      The FCC has pending decisions regarding the USF and inter-carrier compensation issues. Whether the USF can be sustained and whether VOIP providers will be required to participate in funding Rural Carriers will affect and influence decisions to invest in new facilities. The FCC is expected to act on these issues in 2004.

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


ITEM 4. CONTROLS AND PROCEDURES

1.    Evaluation of disclosure controls and procedures

      The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and they have concluded that such controls and procedures were not effective since the material weakness described below was identified. Our Chief Executive Officer and our Chief Financial Officer believe that such controls and procedures have now been rendered effective because of the changes described below.

2.    Changes in internal controls over financial reporting

      During the second quarter of 2004 it was discovered that a material weakness existed in internal controls related to the Company's N.Y. Intrastate access tariff filings. The identified deficiency was that the Company inadvertently did not monitor a New York Public Service Commission (NYPSC) order regarding the implementation of N.Y. Intrastate Access rates. As a result of the findings, the Company has assigned a designated contact for all written correspondence from regulatory agencies. This contact will be responsible for summarizing, recording and analyzing all material received from regulatory agencies and disseminating all such material to the proper department. If any department receives information directly from a regulatory agency they are instructed to forward it to the designated contact for the Company. In addition, the Company's Controller's Group will review all such correspondence from regulatory agencies and will document the related accounting and financial reporting issues. The evaluation process will be reviewed by the Chief Financial Officer and periodically by the Company's Audit Committee. Finally, the process will be subject to random and periodic reviews by senior management to verify that regulatory information has been distributed appropriately, analyzed and that the Company is in full compliance with all regulatory requirements.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

      SHAREHOLDERS IN 401(K) PLAN

      As of June 30, 2004 3.1% of the Company's outstanding Common Shares were held by employees in the Company's 401(k) plan. These percentages fluctuate quarterly.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits -

            31.1 Chief Executive Officer Certification

            31.2 Chief Financial Officer Certification

            32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Herbert Gareiss, Jr.-principal Executive Officer.

            32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Philip A. Grybas-principal Financial Officer.

      b)    Reports on Form 8-K -

            On April 7, 2004, the Company issued a press release announcing that it will bring advanced broadband communications services to 54 cities and surrounding communities in rural New York by participating with a team of 13 telecommunications firms to organize the Empire State Independent Fiber Network LLC.

            On April 30, 2004 Lynn Pike, then the President of Warwick Valley Telephone Company ("the Company"), discussed certain aspects of the Company's business at its Annual Shareholders Meeting.

            On June 25, 2004, the Board of Directors accepted the resignation of Mr. M. Lynn Pike as President, CEO, and Director of Warwick Valley Telephone Company and designated Mr. Herbert Gareiss, Jr. a Director and Vice President, as acting President, also effective June 25, 2004, while it conducted a search for Mr. Pike's successor.


            On July 21, 2004, the Board of Directors appointed Mr. Herbert Gareiss, Jr. the Company's President and CEO. Mr. Gareiss, who joined the Company in 1980, had previously been designated acting President on June 25, 2004. Mr. Gareiss has been a Director of the Company since 1998 and will retain his Board membership. The Board of Directors also named Zigmund C. Nowicki Jr., Director of Information Technology and Human Resources, as Corporate Secretary to replace Mr. Gareiss in that position.


            On August 16, 2004, Warwick Valley Telephone Company (the "Company") gave notice that form 12b-25 was filed on August 10, 2004 with the Securities and Exchange Commission ("SEC"), informing the SEC of the late filing of its Quarterly Report on Form 10-Q for the period ended June 30, 2004.

            On August 18, 2004, the Company issued a statement that as previously reported on Form 8-K filed August 16, 2004, Warwick Valley Telephone Company, National Association of Securities Dealers Automated Quotation (Nasdaq) Symbol WWVY (the "Company"), had been delayed in filing its Quarterly Report on Form 10-Q for the period ended June 30, 2004. The Company stated that it expected to file its Quarterly Report no later than August 25,2004. From the opening of business on August 19, 2004 until such time as the Company files its Quarterly Report or this matter is otherwise resolved, the Company's Common Shares will trade under the symbol WWVYE.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       Warwick Valley Telephone Company
                                   Registrant


Date  8/24/04          /s/Herbert Gareiss, Jr.
                       Herbert Gareiss, Jr., President
                       (Chief Executive Officer)


Date 8/24/04                    /s/Philip A. Grybas
                       Philip A. Grybas, Vice President, Chief Financial Officer (Principal Financial and Chief Accounting Officer)