Form 10-K/A
period 2003-12-31
WARWICK VALLEY TELEPHONE CO
filed 2004-11-10
CIK 104777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                           FORM 10-K/A AMENDMENT NO. 1

                    X ANNUAL REPORT PURSUANT TO SECTION 13 OR
                   --
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

            _____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from ___to___

                                 --------------

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                                                            NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                          ON WHICH REGISTERED
                  -------------------                       -------------------------
          Common Shares ($.01 Par Value)                              NASDAQ


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X     NO
                                      ---      ---

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

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

    (1) Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders (Part III)

                                TABLE OF CONTENTS

                                                                                               PAGE

Explanatory Note .............................................................................   3


                                     PART II


Cautionary Language Concerning Forward-Looking Statements ....................................   3

ITEM

6.    Selected Financial Data                                                                    3
7.    Management's Discussion and Analysis of Financial Condition and Results of Operations      4
8.    Financial Statements and Supplementary Data                                               12
9A.   Controls and Procedures                                                                   12

                                     PART IV

15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                           13

      Signatures                                                                                15

EXPLANATORY NOTE

This Report on Form 10-K/A constitutes Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-K of Warwick Valley Telephone Company (the "Company") for the period ended December 31, 2003, which was originally filed on March 26, 2004 (the "Original Form 10-K"). This Amendment No. 1 is being filed to amend Item 6 (Selected Financial Data), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 8 (Financial Statements and Supplementary Data), Item 9A (Controls and Procedures) and Item 15 (Exhibits, Financial Statement Schedules and Reports on Form 8-K) to reflect certain restatements to the Company's revenues and related matters that became necessary as described under the caption "Restatement" in Item 7 and in Note 2 to the Consolidated Financial Statements included herein. The remainder of the Original Form 10-K is unchanged and is not reproduced in this Amendment No. 1. Except for the matters that led to the restatement just referred to, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above.


            CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

        Certain statements contained in this Form 10-K/A, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others the following: general economic and business conditions, both nationally and in the geographic regions in which the Company operates; industry capacity; demographic changes; existing governmental regulations and changes in or the failure to comply with, governmental regulations; legislative proposals relating to the businesses in which the Company operates; competition; or the loss of any significant ability to attract and retain qualified personnel. Given these uncertainties, current and prospective investors should be cautioned in their reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.


ITEM 6. SELECTED FINANCIAL DATA.

                                            ($ in thousands except per share amounts)
For year ended December 31,            2003        2002        2001         2000        1999
----------------------------------------------------------------------------------------------
                                    (Restated)  (Restated)  (Restated)  (Restated)  (Restated)

Selected financial data:

Total revenues **                     $28,649     $27,547     $27,418     $26,606     $23,134
Total expenses                        $25,472     $22,436     $20,792     $19,054     $17,127
Net income *  **                      $ 7,730     $ 7,632     $ 7,234     $ 6,956     $ 5,546
Total assets *  **                    $59,733     $54,970     $48,157     $42,474     $37,368
Long term obligations                 $ 6,926     $     0     $ 4,000     $ 4,000     $ 4,000

Common Share data:

Net Income per Common Share * **      $  1.43     $  1.41     $  1.33     $  1.28     $  1.01
Cash dividends per Common Share *     $   .70     $   .58     $   .57     $   .52     $   .45


* These numbers reflect the three-for-one stock split which took place in October 2003 and the change from the cost to equity method of accounting as stated in the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Financial Statements (see notes 9 and 13).

** These numbers reflect the restatement of prior years' results as noted above and explained in greater detail in the Accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Financial Statements (see note 2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The Company operates in the communications services industry and provides telephone, directory advertising services, Internet, Video and other services to its customers.

You should read this discussion in conjunction with the consolidated financial statements and the accompanying notes. The presentation of dollar amounts in this discussion is in thousands except for share and per share amounts.

The Company is restating certain portions of its Management's Discussion and Analysis. See Note 2 for discussion of Restatement of Consolidated Financial Statements. Except as stated herein, this amendment does not reflect events occurring after the filing of the Original Form 10-K.

    RESTATEMENT

    On December 4, 1998, the New York State Public Service Commission ("NYPSC") issued Cases 94-C-0095 and 28425 ("Order"), which required the Company to reduce traffic sensitive access charges to inter-exchange carriers. This Order was effective from January 1, 1999 to present and consequently had no impact on periods prior to that date. The Company has determined that it did not reduce traffic sensitive charges to inter-exchange carriers during the period January 1, 1999 to March 31, 2004, as stipulated by the Order. As a result, the Company recorded additional revenues from inter-exchange carriers in the amount equal to the difference between the rate charged and the rate that would comply with the Order. Accordingly, the Company has restated its financial statements for all prior periods affected as the cumulative impact for periods prior to fiscal 2004 would have been material if recorded in the second quarter of 2004. The Company has restated the prior periods to reduce revenue, accrue interest, and record the related tax impact. The following tables present the impact of the restatement.

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

The impact of the restatement on the consolidated statement of income for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 was as follows:

                                                       2003                                      2002
                                      --------------------------------------    --------------------------------------
                                          As                                        As
                                      Previously                      As        Previously                      As
                                       Reported     Adjustment     Restated      Reported     Adjustment     Restated
                                      --------------------------------------    --------------------------------------
Operating revenues                     $ 28,843      $   (194)     $ 28,649      $ 27,703      $   (156)     $ 27,547
Operating income                       $  3,371      $   (194)     $  3,177      $  5,267      $   (156)     $  5,111
Interest expense                       $   (380)     $    (34)     $   (414)     $   (318)     $    (26)     $   (344)
Total other income (expense)           $  8,460      $    (34)     $  8,426      $  6,335      $    (26)     $  6,309
Income before income taxes             $ 11,831      $   (228)     $ 11,603      $ 11,602      $   (182)     $ 11,420
Income taxes                           $  3,952      $    (79)     $  3,873      $  3,851      $    (63)     $  3,788
Net income                             $  7,879      $   (149)     $  7,730      $  7,751      $   (119)     $  7,632
Basic & diluted earnings per share     $   1.45      $  (0.02)     $   1.43      $   1.43      $  (0.02)     $   1.41


                                                       2001                                      2000
                                      --------------------------------------    --------------------------------------
                                          As                                        As
                                      Previously                      As        Previously                      As
                                       Reported     Adjustment     Restated      Reported     Adjustment     Restated
                                      --------------------------------------    --------------------------------------
Operating revenues                     $ 27,538      $   (120)     $ 27,418      $ 26,691      $    (85)     $ 26,606
Operating income                       $  6,746      $   (120)     $  6,626      $  7,637      $    (85)     $  7,552
Interest expense                       $   (355)     $    (17)     $   (372)     $   (588)     $     (7)     $   (595)
Total other income (expense)           $  4,243      $    (17)     $  4,226      $  2,811      $     (8)     $  2,803
Income before income taxes             $ 10,989      $   (137)     $ 10,852      $ 10,448      $    (94)     $ 10,354
Income taxes                           $  3,665      $    (47)     $  3,618      $  3,430      $    (32)     $  3,398
Net income                             $  7,324      $    (90)     $  7,234      $  7,018      $    (62)     $  6,956
Basic & diluted earnings per share     $   1.34      $  (0.01)     $   1.33      $   1.29      $  (0.01)     $   1.28


                                                       1999
                                       --------------------------------------
                                          As
                                       Previously                      As
                                        Reported     Adjustment     Restated
                                       --------------------------------------
Operating revenues                      $ 23,186      $    (52)     $ 23,134
Operating income                        $  6,059      $    (52)     $  6,007
Interest expense                        $   (594)     $     (2)     $   (596)
Total other income (expense)            $  1,891      $     (2)     $  1,889
Income before income taxes              $  7,950      $    (54)     $  7,896
Income taxes                            $  2,368      $    (18)     $  2,350
Net income                              $  5,582      $    (36)     $  5,546
Basic & diluted earnings per share      $   1.02      $  (0.01)     $   1.01


The impact of the restatement on the consolidated balance sheet for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 was as follows:

                                                             2003                                     2002
                                             ------------------------------------    ------------------------------------
                                                 As                                      As
                                             Previously                     As       Previously                     As
                                              Reported   Adjustment      Restated    Reported     Adjustment    Restated
                                             ------------------------------------    ------------------------------------
Total current assets                          $ 11,499     $    240      $ 11,739     $  7,454     $    161      $  7,615
Total assets                                  $ 59,493     $    240      $ 59,733     $ 54,809     $    161      $ 54,970
Total current liabilities                     $  4,838     $    917      $  5,755     $ 13,124     $    466      $ 13,590
Total liabilities                             $ 21,153     $    694      $ 21,847     $ 20,098     $    466      $ 20,564
Retained earnings                             $ 38,670     $   (454)     $ 38,216     $ 34,597     $   (305)     $ 34,292
Total shareholders' equity                    $ 38,340     $   (454)     $ 37,886     $ 34,711     $   (305)     $ 34,406
Total liabilities and shareholders' equity    $ 59,493     $    240      $ 59,733     $ 54,809     $    161      $ 54,970

                                                              2001                                   2000
                                             ------------------------------------    ------------------------------------
                                                 As                                       As
                                             Previously                     As       Previously                     As
                                              Reported     Adjustment    Restated     Reported     Adjustment    Restated
                                             ------------------------------------    ------------------------------------
Total current assets                          $  7,305     $     99      $  7,404     $  6,982     $     51      $  7,033
Total assets                                  $ 48,058     $     99      $ 48,157     $ 42,423     $     51      $ 42,474
Total current liabilities                     $  8,888     $    284      $  9,172     $  8,510     $    147      $  8,657
Total liabilities                             $ 17,410     $    284      $ 17,694     $ 16,029     $    147      $ 16,176
Retained earnings                             $ 30,062     $   (186)     $ 29,876     $ 25,828     $    (96)     $ 25,732
Total shareholders' equity                    $ 30,648     $   (186)     $ 30,462     $ 26,394     $    (96)     $ 26,298
Total liabilities and shareholders' equity    $ 48,058     $     99      $ 48,157     $ 42,423     $     51      $ 42,474

                                                                1999
                                                ------------------------------------
                                                    As
                                                Previously                     As
                                                 Reported     Adjustment    Restated
                                                ------------------------------------
Total current assets                             $  6,266     $     19      $  6,285
Total assets                                     $ 37,349     $     19      $ 37,368
Total current liabilities                        $  7,199     $     55      $  7,254
Total liabilities                                $ 14,619     $     55      $ 14,674
Retained earnings                                $ 21,642     $    (36)     $ 21,606
Total shareholders' equity                       $ 22,730     $    (36)     $ 22,694
Total liabilities and shareholders' equity       $ 37,349     $     19      $ 37,368

The impact of the restatement on the consolidated statement of cash flows for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 was as follows:

                                                      2003                                    2002
                                      ------------------------------------    ------------------------------------
                                          As                                      As
                                      Previously                     As       Previously                     As
                                       Reported     Adjustment    Restated     Reported     Adjustment    Restated
                                      ------------------------------------    ------------------------------------
Net income                             $  7,879     $   (149)     $  7,730     $  7,751     $   (119)     $  7,632
Deferred income taxes                  $    304     $    (79)     $    225     $  1,348     $    (63)     $  1,285
Increase in accrued access billing     $      -     $    228      $    228     $      -     $    182      $    182
                                                      2001                                    2000
                                      -------------------------------------   ------------------------------------
                                          As                                      As
                                      Previously                     As       Previously                     As
                                       Reported     Adjustment    Restated     Reported     Adjustment    Restated
                                      -------------------------------------   ------------------------------------
Net income                             $  7,324     $    (90)     $  7,234     $  7,018     $    (62)     $  6,956
Deferred income taxes                  $      4     $    (47)     $    (43)    $     74     $    (32)     $     42
Increase in accrued access billing     $      -     $    137      $    137     $      -     $     94      $     94

                                                       1999
                                      --------------------------------------
                                          As
                                      Previously                      As
                                       Reported     Adjustment    Restated
                                      --------------------------------------
Net income                             $  5,582     $    (36)     $  5,546
Deferred income taxes                  $   (264)    $    (19)     $   (283)
Increase in accrued access billing     $      -     $     54      $     54

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

        In 2002 our year over year revenue performance was essentially flat due to significant reciprocal compensation income reductions as a result of Federal Communication Commission ("FCC") order 01-131, which in 2002 mandated the phase out of reciprocal compensation. Intrastate interLATA revenue continued its downward trend as did long distance revenue due to competitive pressures from long distance carriers and wireless providers. Loss of dial-up Internet revenue kept Internet revenues flat in spite of increases in DSL revenue and the launch of our Video product. Expense increases were due to the launch of our Video product, significant postretirement medical benefit expense increases, higher bad debt due to the MCI/Worldcom bankruptcy and more depreciation expense because of the Company's network upgrades.

        The Company's core businesses -Telephone and Online- continue to be fundamentally sound and profitable businesses. Although operating income has declined over the past several years, such a decline is due at least in part to the Company's repositioning itself in order to face changing technology and anticipate customer demands. The Company is committed to increasing shareholder value through ongoing innovation and successful execution of a strategic plan that results in profitable products and services.

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

        Our investments in the Orange County-Poughkeepsie Limited Partnership ("O-P") and Zefcom, LLC ("Zefcom") are accounted for under the equity method of accounting. Our other investment Data Communications Group, Inc. is accounted for under the cost method of accounting.

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

        The Company's rates are regulated by the FCC, the NYPSC and the New Jersey Board of Public Utilities ("NJBPU") and therefore the Company reflects the effects of the ratemaking actions of these regulatory bodies in its financial statements. Accordingly, the Company follows the accounting prescribed by Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation." The Company periodically reviews the continued applicability of SFAS No. 71 based on the current regulatory and competitive environment.

        The rates that the Company charges to its customers for regulated services were established in its 1993 rate case with the NYPSC. The Company has not filed a rate case since that time. If the Company should submit a rate case with the NYPSC in the future, it is uncertain as to what the outcome of the rate case would be and how it would effect Company's results of operations and financial position.

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


CONSOLIDATED RESULTS OF OPERATIONS - 2003 VS. 2002 ($ IN THOUSANDS)

        We will discuss factors that affected our overall results for the past two years. We will also discuss our expected revenue and expense trends for 2004 in our "Operating Environment and our Trends of the Business" section.

OPERATING REVENUES

        The Company's operating revenues increased $1,102, or 4%, in 2003 and $129, or 1%, in 2002. The increase in 2003 was due primarily to a price increase for certain network access services and the addition of DSL and Video customers. During 2003, 1,717 new DSL customers increased our overall penetration rate to 27.5%, one of the highest penetration rates in the country. The launch of our Video product continued during 2003 and added 1,063 new customers. During the last quarter of 2003, a new marketing campaign was aimed specifically at potential Long Distance customers. For the last three months of 2003, year over year revenue increases resulted and the previously ongoing revenue losses were stemmed. In addition, directory advertising revenue increased 8% over 2002 due to customer support for our white/yellow page book. Revenue increases were affected somewhat by the elimination of second and third lines by customers.

        For 2002, operating revenues increased $129, or 1%, over 2001 as a result of a $1,311 increase in network access service revenue reflecting favorable rate increases and a larger allocated share of pooled revenues from USAC. A $787, or 63%, decline in reciprocal compensation revenue impacted our Middletown CLEC revenues. The decline was due to FCC order 01-131, which mandated the phase-out of reciprocal compensation revenue in 2003. Also contributing to revenue declines was lower revenue generation in long distance services which produced decreases of $269, or 6%. The decrease in our long distance products resulted from continued competitive pressures and changing customer calling preferences. The Company experienced dial-up Internet revenue loss from customers who switched to DSL or other higher speed services offered by competitors in areas beyond the reach of our own DSL service.

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


OTHER INCOME (EXPENSES)

        Other income (expenses) increased $2,117, or 34%, in 2003 as compared to a $2,083 increase in 2002 over the prior year. The increase was primarily due to income from O-P. Income from O-P does not automatically result in a full cash distribution to the Company. Depending upon the business needs of O-P, some cash is usually kept by the partnership for its operations. The increase in O-P income is again due to strong call volume. It should be noted that there is no guarantee that call volume will remain strong, that expense allocations from the general partner will remain the same, and that the significant year over year income increases will continue. Also affecting other income was the Company's share of Zefcom's 2003 loss which was $232 as compared to $846 and $385 in 2002 and 2001, respectively.

SEGMENT RESULTS OVERVIEW

        The TELEPHONE OPERATIONS SEGMENT accounted for approximately 77% of our consolidated operating revenues and operates as a retail and wholesale seller of communications services. We provide landline telecommunications services, including local networks, network access, long distance voice, customer premise equipment, private branch exchange equipment and directory advertising services (yellow and white pages advertising and electronic publishing).

        During the last quarter of 2003, a significant marketing effort was undertaken in order to promote the Company's long-distance product. As a result 187 new subscribers were added. Also in the last quarter of 2003, the Company experienced a reduction in trunkline requirements and expects to see the benefits of this reduction in 2004.

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

        Network access service-which includes end user, local switching support, switched access and special access revenue categories, was up 8% overall compared to 2002. The increase was due primarily to switched access price increases.

        Long distance service- which includes services resulting from the transport of intraLATA (outside of local calling area) and interLATA (traditional long distance) was down $180, or 5%, in comparison to 2002. The decrease was due entirely to a decrease in intraLATA traffic due to fewer call minutes and the increasing use of cell phones. At the end of the third quarter, the Company began a significant marketing campaign to win back interLATA customers. As a result, the Company obtained 187 new customers and experienced flat year over year interLATA revenue performance.

        Directory advertising revenues- increased $111, or 8%, over 2002 because of customer acceptance of various promotions that were aimed at increasing advertising space taken by existing customers. The promotions also included an Internet bundle whereby the customer's information would be added to an Internet directory. The unit also launched an innovative Woman's Directory.

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

        Other income (expenses) rose $2,117, or 34%. During the year, O-P experienced revenue growth of 26% over 2002 due to higher access, usage and long distance revenues.

    ONLINE

        Online revenues increased $369, or 6%, over 2002 due to significant increases in DSL customers and Video customers. At the end of 2003, the Company achieved a 27.5% penetration of DSL customers, one of the highest penetrations in the United States and a 61% year over year increase in revenue. Video customers have been added at a steady rate as the product is rolled out across our service territory in conjunction with our Video product. Total Video revenue was up $695 over the prior year. Offsetting these results was a decline in dial-up revenue of $1,201, or 25%, which resulted from a significant loss of customers outside of the Company's service territory to providers of higher speed services. The Company will probably continue to lose dial-up customers outside of the Company's service territory because it is unable to provide higher speed services to them.

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

        The Company's Chief Executive Officer was elected to this committee. Accordingly, the Company, through its representation on this Operating Committee, began exerting significant influence on the financial and operating decisions of Zefcom in the fourth quarter of 2003. As a result of this change, the Company changed its accounting for the Zefcom investment from the cost method to the equity method of accounting.

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

LIQUIDITY

        The Company had $5,717 of cash and cash equivalents available at December 31, 2003. The Company has a $4,000 line of credit with a bank, of which the entire amount remained unused at December 31, 2003. Interest on the line of credit is at a variable rate and borrowings are on a demand basis without restrictions. In addition, on February 18, 2003, the Company closed a commitment with CoBank, ACB with respect to an $18.5 million unsecured term credit facility at a variable rate (approximately 3% for the period February 18 through December 31, 2003). Under conditions set by the NYPSC, the Company was allowed to use a portion of the proceeds from this loan to refinance $4,000 of long-term debt and repay $3,000 under a line of credit. The Company may use the remaining amount available under the facility - $11.5 million - to finance capital expenditures and pay expenses and fees associated with borrowings made under the facility. The Company may also re-borrow amounts repaid under the facility, which will remain available to the Company until September 30, 2004. In February 2003, the Company used $3,149 of the credit facility funds to repay $3,000 line of credit, plus accrued interest, and closing costs associated with the facility. The Company made an additional draw to repay $4,000 in long-term debt that matured in December 2003.


CASH FROM OPERATING ACTIVITIES

        The Company's primary source of funds continues to be cash generated from operations, as shown in the consolidated statement of cash flows. For the years ended December 31, 2003, 2002 and 2001, respectively, cash from operating activities was less than our capital expenditures due to the Company's continued growth in the Video business.


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


CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        Below is a summary of the Company's material contractual obligations and commitments as of December 31:

                                                                             Payments Due by Period
                                                                                ($ in thousands)
                                                         Less                                            More
                                                         than             1-3             3-5            than
                                                        1 Year           Years           Years          5 Years          Total
                                                       -------------------------------------------------------------------------
Long-term debt, including current maturities (a)       $     223       $   1,787       $   1,787       $   3,352       $   7,149
Operating leases (b)                                         159             318             234             410           1,121
Purchase obligations (c)                                     772             880               0               0           1,652
Other long-term obligations (d)                            1,139               0               0               0           1,139
                                                       -------------------------------------------------------------------------

Total contractual obligations and commitments          $   2,293       $   2,985       $   2,021       $   3,762       $  11,061
                                                       =========================================================================


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

        In addition, most of the proposals would require the approval of O-P's general partner. Disapproval is permitted if it is reasonable; refusal to give approval would essentially result in preventing further Company action on a proposal. The Company believes the chances of approval are low in most instances. Dividending out O-P interest would require complex efforts to prevent O-P from becoming a publicly traded partnership for tax purposes, and would require O-P to file reports with the SEC as well. Publicly traded partnerships are taxed as corporations, leading to two levels of taxation. These issues would make it especially difficult, the Company believes, to obtain the approval of O-P's general partner. All of the proposals would require the approval of the NYPSC. A spin-off would require the new corporation holding O-P interest to register as an investment company, which would increase the cost of the spin-off and make it difficult or impossible for the Company to effectively assist in managing the active business that is required to be in the corporation with O-P interest. For the reasons just summarized, the Board has decided that retaining the Company's current relationship to O-P is preferable to implementing any of the proposals or variations thereof.


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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See Item 15(a) below for Index to restated Financial Information

        Selected revised supplementary quarterly financial data can be found in
Note 16 of Notes to the Consolidated Financial Statements.

ITEM 9A. CONTROLS AND PROCEDURES.

1.  Evaluation of disclosure controls and procedures

    The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Principal Accounting Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and they have concluded that such controls and procedures were not effective as of December 31, 2003 since the material weakness described below was identified. Our Chief Executive Officer and our Principal Accounting Officer believe that such controls and procedures have now been rendered effective in the third quarter of 2004 because of the changes described below.

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

    During the second quarter of 2004 it was discovered that a material weakness existed in internal controls related to the Company's N.Y. Intrastate access tariff filings. A material weakness, as defined, is a significant deficiency or combination of significant deficiencies that results in a more-than-remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The identified deficiency was that the Company inadvertently did not monitor a NYPSC order regarding the implementation of N.Y. Intrastate Access rates. As a result of the findings, the Company has assigned a designated contact for all written correspondence from regulatory agencies. This contact will be responsible for summarizing, recording and analyzing all material received from regulatory agencies and disseminating all such material to the proper department. If any department receives information directly from a regulatory agency they are instructed to forward it to the designated contact for the Company. In addition, the Company's Controller's Group will review all such correspondence from regulatory agencies and will document the related accounting and financial reporting issues. The evaluation process will be reviewed by the Chief Financial Officer and periodically by the Company's Audit Committee. Finally, the process will be subject to random and periodic reviews by senior management to verify that regulatory information has been distributed appropriately, analyzed and that the Company is in full compliance with all regulatory requirements.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

(a)     The following items are filed as part of this Annual Report:

        1.  Financial Statements (Restated)

                                                                                                     Page
            Report of Independent Registered Public Accounting Firm
            PricewaterhouseCoopers LLP-December 31, 2003                                              16
            Report of Independent Auditor
            Bush & Germain, PC-December 31, 2002 and 2001                                             17
            Consolidated Statements of Income-Years Ended December 31, 2003, 2002 and 2001            18
            Consolidated Balance Sheets-December 31, 2003 and 2002                                    19
            Consolidated Statements of Cash Flows-Years Ended December 31, 2003, 2002 and 2001        20
            Consolidated Statements of Shareholders' Equity-Years Ended December 31, 2003, 2002
              and 2001                                                                                21
            Notes to Consolidated Financial Statements                                              22-34

        2.  Financial Statement Schedules

            Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP      35
            Schedule II.  Valuation and Qualifying Accounts                                           36


        3.  Exhibits
            Index to Exhibits                                                                         37


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

    4(b)                  CoBank Loan Agreement                                 Incorporated by reference to
                                                                                Exhibit 4(d) to the Company's
                                                                                Annual Report on Form 10-K
                                                                                for 2002

    14                    Warwick Valley Telephone Company                      Incorporated by reference
                          Code of Ethics                                        to Exhibit 14 to the Company's
                                                                                Annual Report on Form 10-K for 2003

    21                    Significant Subsidiaries of Registrant                Incorporated by reference
                                                                                to Exhibit 21 to the Company's Annual
                                                                                Report on Form 10-K for 2003

    23.1         Consent of Independent Auditors                                Filed herewith
                          Bush & Germain, PC

    23.2         Consent of Independent Registered Public Accounting Firm
                          Deloitte & Touche LLP                                 Filed herewith

    23.3         Consent of Independent Registered Public Accounting Firm
                          PricewaterhouseCoopers LLP                            Filed herewith


    24                    Orange County-Poughkeepsie Limited Partnership        Incorporated by reference
                          Financial Statements as of December 31, 2003          to the Company's Annual
                          and 2002 and for the years ended December 31, 2003,   Report on Form 10-K for
                          2002 and 2001                                         2003

    31.1                  Certification signed by Herbert Gareiss, Jr.          Filed herewith
                          Chief Executive Officer.

    31.2                  Certification signed by Kevin J. Kerr-                Filed herewith
                          Principal Accounting Officer.

    32.1                  Certification pursuant to 18 U.S.C. Section 1350,     Filed herewith
                          as adopted pursuant to Section 906
                          of the Sarbanes-Oxley Act of 2002 signed by
                          Herbert Gareiss, Jr.-Chief Executive Officer.

    32.2                  Certification pursuant to 18 U.S.C. Section           Filed herewith
                          1350, as adopted pursuant to Section 906
                          of the Sarbanes-Oxley Act of 2002 signed
                          by Kevin J. Kerr-Principal Accounting Officer.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              WARWICK VALLEY TELEPHONE COMPANY

Dated:  November 10, 2004                     /s/ Herbert Gareiss, Jr.
                                              ----------------------------------
                                                      Herbert Gareiss, Jr.
                                                      President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the 10th day of November, 2004.

                SIGNATURE                                                   TITLE


/s/ Kevin J. Kerr                                                 Principal Accounting Officer
--------------------------------------------
              Kevin J. Kerr


/s/ Fred. M. Knipp                                                          Director
--------------------------------------------
              Fred. M. Knipp


/s/ Wisner H. Buckbee                                                       Director
--------------------------------------------
              Wisner H. Buckbee


                                                                            Director
--------------------------------------------
              Rafael Collado


                                                                            Director
--------------------------------------------
              Joseph E. DeLuca


/s/ Philip S. Demarest                                                      Director
--------------------------------------------
              Philip S. Demarest


/s/ Robert J. DeValentino                                                   Director
--------------------------------------------
              Robert J. DeValentino


/s/ Corinna S. Lewis                                                        Director
--------------------------------------------
              Corinna S. Lewis

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Shareholders of Warwick Valley Telephone Company:

In our opinion, based on our audit and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Warwick Valley Telephone Company ("WVTC") and their subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of WVTC's management; our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Orange County-Poughkeepsie Limited Partnership (the "O-P Partnership"), an investment that was reflected in the consolidated financial statements of WVTC using the equity method of accounting. The investment in O-P partnership represented 6.3% of total assets as of December 31, 2003 and 79% of income before income taxes for the year ended December 31, 2003. The financial statements of O-P Partnership were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for O-P Partnership, is based solely on the report of the other auditors. We conducted our audit of WVTC's financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

As disclosed in Note 2, the Company has restated its financial statements as of December 31, 2003 and for the year then ended.

As disclosed in Note 3 to the financial statements, WVTC changed its accounting for asset retirement costs as of January 1, 2003.


/s/ PricewaterhouseCoopers LLP
New York, New York
March 24, 2004, except for Note 2 as to which the date is July 1, 2004

                               BUSH & GERMAIN, PC
                          Certified Public Accountants
                                 901 Lodi Street
                            Syracuse, New York 13203
                              phone: (315) 424-1145
                               fax: (315) 424-1457


To the Board of Directors
Warwick Valley Telephone Company
P.O. Box 592
Warwick, New York 10990

                          INDEPENDENT AUDITORS' REPORT

        We have audited the accompanying consolidated balance sheets of Warwick Valley Telephone Company as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. Our audits also include the financial statement schedule listed in the Index at Item 15 (a)(2). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        As discussed in Note 2, the Company has restated its financial statements as of December 31, 2002, and 2001 and for the years then ended.

        As disclosed in Note 9 to the financial statements, Warwick Valley Telephone Company adopted the equity method of accounting for one of its investments in 2003, which had previously been recorded under the cost method.



/s/ Bush & Germain, P.C.
Syracuse, New York
January 30, 2003, except for Note 2 as to which the date is July 1, 2004

                        WARWICK VALLEY TELEPHONE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                    ($ in thousands except per share amounts)


    FOR THE YEARS ENDED DECEMBER 31,                                  2003                2002                2001
                                                                  -----------         -----------         -----------
                                                                   (RESTATED)          (RESTATED)          (RESTATED)
Operating Revenues:
    Local network service                                         $     4,075         $     4,140         $     4,249
    Network access service                                              9,356               8,636               7,325
    Long distance services                                              3,766               3,946               4,215
    Directory advertising                                               1,429               1,318               1,160
    Online services                                                     6,699               6,330               6,389
    Other services and sales                                            3,324               3,177               4,080
                                                                  -----------         -----------         -----------
    Total operating revenues                                      $    28,649         $    27,547         $    27,418
                                                                  -----------         -----------         -----------

Operating Expenses:
    Plant specific                                                $     4,738         $     4,328         $     3,494
    Plant non-specific:
      Depreciation & amortization                                       4,901               3,991               3,764
      Other                                                             2,846               2,225               2,018
    Customer operations                                                 4,483               4,203               4,687
    Corporate operations                                                4,562               3,887               3,079
    Cost of services and sales                                          2,470               2,242               2,215
    Property, revenue and payroll taxes                                 1,472               1,560               1,535
                                                                  -----------         -----------         -----------
    Total operating expenses                                      $    25,472         $    22,436         $    20,792
                                                                  -----------         -----------         -----------

    OPERATING INCOME                                              $     3,177         $     5,111         $     6,626

Other Income (Expenses)
    Interest income (expense), net of capitalized interest        $      (414)        $      (344)        $      (372)
    Income from equity method investments                               8,846               6,733               4,606
    Other income (expense)                                                 (6)                (80)                 (8)
                                                                  -----------         -----------         -----------
    Total other income (expense) - net                            $     8,426         $     6,309         $     4,226
                                                                  -----------         -----------         -----------

    INCOME BEFORE INCOME TAXES                                    $    11,603         $    11,420         $    10,852

Income Taxes                                                      $     3,873         $     3,788         $     3,618
                                                                  -----------         -----------         -----------

    Net Income                                                    $     7,730         $     7,632         $     7,234

Preferred Dividends                                               $        25         $        25         $        25
                                                                  -----------         -----------         -----------
    Income Applicable to Common Stock                             $     7,705         $     7,607         $     7,209
                                                                  ===========         ===========         ===========
    Basic & Diluted Earnings per Share of
    Outstanding Common Stock                                      $      1.43         $      1.41         $      1.33
                                                                  ===========         ===========         ===========
    Weighted Average Shares of Common Stock
    Outstanding                                                     5,400,873           5,408,484           5,411,808
                                                                  ===========         ===========         ===========


Please see the accompanying notes, which are an integral part of the consolidated financial statements.

                        WARWICK VALLEY TELEPHONE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      ($ in thousands except share amounts)


                                                                                               DECEMBER 31,       DECEMBER 31,
ASSETS                                                                                             2003               2002
                                                                                               ------------       ------------
                                                                                                (RESTATED)         (RESTATED)
Current assets:
    Cash and cash equivalents                                                                   $    5,717         $    1,641
    Accounts receivable - net of reserve for uncollectibles - $144 and $508 respectively             3,420              3,126
    Other accounts receivable                                                                          273                615
    Materials and supplies                                                                           1,153              1,468
    Prepaid expenses                                                                                   681                544
    Deferred income taxes                                                                              495                221
                                                                                                ----------         ----------
Total Current Assets                                                                            $   11,739         $    7,615
                                                                                                ----------         ----------

    Property, plant and equipment, net                                                              41,322             39,947
    Unamortized debt issuance costs                                                                    115                  5
    Intangible asset - pension                                                                         744                831
    Other deferred charges                                                                             510                 27
    Investments                                                                                      5,303              6,545
                                                                                                ----------         ----------

    TOTAL ASSETS                                                                                $   59,733         $   54,970
                                                                                                ==========         ==========

LIABILITIES
Current Liabilities:
    Accounts payable                                                                            $    1,559         $    2,082
    Notes payable                                                                                        0              5,000
    Current maturities of long term debt                                                               223              4,000
    Advance billing and payments                                                                       247                230
    Customer deposits                                                                                  135                125
    Accrued taxes                                                                                      506                 48
    Pension and post retirement benefit obligations                                                  1,139                516
    Accrued access billing                                                                             694                466
    Other accrued expenses                                                                           1,252              1,123
                                                                                                ----------         ----------
Total Current Liabilities                                                                       $    5,755         $   13,590
                                                                                                ----------         ----------

    Long-term debt                                                                                   6,926                  0
    Deferred income taxes                                                                            4,119              3,620
    Other liabilities and deferred credits                                                             536                483
    Post retirement benefit obligations                                                              4,511              2,871
                                                                                                ----------         ----------

    TOTAL LIABILITIES                                                                           $   21,847         $   20,564
                                                                                                ----------         ----------

Shareholders' Equity
    Preferred Shares - $100 par value; authorized and issued shares 5,000;
      $0.01 par value authorized and unissued shares 10,000,000;                                $      500         $      500
    Common stock - $0.01 par value; authorized shares 10,000,000                                        60                 60
      5,984,883 for 12/31/03 and 5,982,810 for 12/31/02
    Treasury stock - $0.01 par value, 583,683 shares for 12/31/03 and 12/31/02,
      respectively                                                                                  (3,598)            (3,598)
    Additional paid in capital                                                                       3,473              3,421
    Accumulated other comprehensive income                                                            (765)              (269)
    Retained earnings                                                                               38,216             34,292
                                                                                                ----------         ----------
    Total Shareholders' Equity                                                                  $   37,886         $   34,406
                                                                                                ----------         ----------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $   59,733         $   54,970
                                                                                                ==========         ==========


Please see accompanying notes, which are an integral part of the consolidated financial statements.

                        WARWICK VALLEY TELEPHONE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands )

       FOR THE YEARS ENDED DECEMBER 31,                                  2003         2002         2001
                                                                       --------     --------     --------
                                                                      (RESTATED)   (RESTATED)   (RESTATED)
CASH FLOW FROM OPERATING ACTIVITIES:
       Net income                                                      $  7,730     $  7,632     $  7,234
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation and amortization                                    4,901        3,991        3,764
         Deferred income taxes                                              225        1,285          (43)
         Interest charged to construction                                   (42)        (238)        (283)
         Income from equity method investments                           (8,846)      (6,733)      (4,606)

Changes in assets and liabilities:
       (Increase) Decrease in accounts receivable                          (294)         312          541
       (Increase) Decrease in other receivables                             342         (615)         112
       (Increase) Decrease in materials and supplies                        315          803         (606)
       (Increase) Decrease in prepaid expenses                             (137)           1          (57)
       (Increase) Decrease in deferred charges                             (482)         171         (104)
       Increase (Decrease) in accounts payable                             (523)         163         (881)
       Increase (Decrease) in customers' deposits                             9           (3)          (3)
       Increase (Decrease) in advance billing and payment                    17           28            8
       Increase (Decrease) in accrued taxes                                 458          (16)          40
       Increase (Decrease) in pension and postretirement
         benefit obligation                                               1,856        1,014          498
       Increase (Decrease) in other accrued expenses                        129          802          (90)
       Increase (Decrease) in accrued access billing                        228          182          137
       Increase (Decrease) in other liabilities and deferred credits         53          (89)          31
                                                                       --------     --------     --------

Net cash provided by operating activities                              $  5,939     $  8,690     $  5,692
                                                                       --------     --------     --------

CASH FLOW FROM INVESTING ACTIVITIES:
       Purchases of property, plant and equipment                        (6,261)      (8,399)      (9,446)
       Interest charged to construction                                      42          238          283
       Distribution from partnership                                     10,125        6,000        5,283
       Investment contributions                                             (38)        (800)        (200)
                                                                       --------     --------     --------

Net cash provided by (used in) investing activities                    $  3,868     $ (2,961)    $ (4,080)
                                                                       --------     --------     --------

CASH FLOW FROM FINANCING ACTIVITIES:
       Payments of notes payable                                         (9,000)      (1,250)       1,300
       Proceeds from issuance of long term debt                           7,149           --           --
       Unamortized debt issuance                                           (126)          --           --
       Dividends(Common & Preferred)                                     (3,806)      (3,216)      (3,090)
       Sale of common stock                                                  52           10           20
       Purchase of treasury stock                                            --         (213)          --
                                                                       --------     --------     --------

Net cash used in financing activities                                  $ (5,731)    $ (4,669)    $ (1,770)
                                                                       --------     --------     --------

Increase (Decrease) in cash and cash equivalents                          4,076        1,060         (158)

Cash and cash equivalents at beginning of year                            1,641          581          739
                                                                       --------     --------     --------

Cash and cash equivalents at end of year                               $  5,717     $  1,641     $    581
                                                                       ========     ========     ========

Supplemental disclosure of cash flow information
       Interest                                                        $    459     $    589     $    650
       Income tax                                                      $  2,690     $  2,585     $  3,689

                        WARWICK VALLEY TELEPHONE COMPANY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     ($ in thousands except share amounts)


                                        TREASURY        TREASURY    PREFERRED   PREFERRED    COMMON
                                          STOCK          STOCK        STOCK       STOCK       STOCK
                                          SHARES         AMOUNT       SHARES      AMOUNT     SHARES
                                        ------------------------    ----------------------------------

BALANCE, DECEMBER 31, 2000,
            as  reported                  571,491     $ (3,385)       5,000      $ 500      5,980,779
Adjustments, net of taxes
                                        ------------------------    ----------------------------------
BALANCE, DECEMBER 31, 2000,               571,491       (3,385)       5,000        500      5,980,779
            as adjusted
  Net income for the year
  Dividends:
       Common ($0.57 per share)
       Preferred ($5.00 per share)
 Sale of Common Stock                                                                           1,461
 Purchase of Treasury Stock
                                        ------------------------    ----------------------------------
BALANCE, DECEMBER 31, 2001                571,491     $ (3,385)       5,000      $ 500      5,982,240
                                        ------------------------    ----------------------------------
  Net income for the year
  Minimum Pension Liability

    Total Comprehensive Income (Loss)
  Dividends:
       Common ($0.58 per share)
       Preferred ($5.00 per share)
  Sale of Common Stock                                                                            570
  Purchase of Treasury Stock               12,192          (213)
                                        ------------------------    ----------------------------------
BALANCE, DECEMBER 31, 2002                583,683      $ (3,598)      5,000      $ 500      5,982,810
                                        ------------------------    ----------------------------------

  Net income for the year
  Minimum Pension Liability
    Total Comprehensive Income (Loss)
  Dividends:
       Common ($.70 per share)
       Preferred ($5.00 per share)
  Sale of Common Stock                                                                          2,073
  Purchase of Treasury Stock
                                        ------------------------    ----------------------------------
BALANCE, DECEMBER 31, 2003                583,683      $ (3,598)      5,000      $ 500      5,984,883
                                        ========================    ==================================


                                                                           ACCUMULATED
                                         COMMON   ADDITIONAL                 OTHER
                                          STOCK    PAID IN    RETAINED    COMPREHENSIVE
                                          AMOUNT    CAPITAL   EARNINGS     INCOME(LOSS)            TOTAL
                                        ---------  -------   ----------   --------------         ----------
                                                             (Restated)                          (Restated)
BALANCE, DECEMBER 31, 2000,
            as  reported                  $ 60     $ 3,391    $ 25,828       $   0                $ 26,394
Adjustments, net of taxes                                          (96)                                (96)
                                        -------    -------   ----------      -----               ----------
BALANCE, DECEMBER 31, 2000,                 60       3,391      25,732           -                  26,298
            as adjusted
  Net income for the year                                        7,234                               7,234
  Dividends:
       Common ($0.57 per share)                                 (3,065)                             (3,065)
       Preferred ($5.00 per share)                                 (25)                                (25)
 Sale of Common Stock                        -          20                                              20
 Purchase of Treasury Stock                                                                              -
                                        -------    -------   ----------      -----               ----------
BALANCE, DECEMBER 31, 2001                $ 60     $ 3,411    $ 29,876       $   0                $ 30,462
                                        -------    -------   ----------      -----               ----------
  Net income for the year                                        7,632                               7,632
  Minimum Pension Liability                                                   (269)                   (269)
                                                                                                 ----------
    Total Comprehensive Income (Loss)                                                                7,363
  Dividends:
       Common ($0.58 per share)                                 (3,191)                             (3,191)
       Preferred ($5.00 per share)                                 (25)                                (25)
  Sale of Common Stock                       -          10                                              10
  Purchase of Treasury Stock                                                                          (213)
                                        -------    -------   ----------      -----               ----------
BALANCE, DECEMBER 31, 2002                $ 60     $ 3,421    $ 34,292       $(269)               $ 34,406
                                        -------    -------   ----------      -----               ----------

  Net income for the year                                        7,730                               7,730
  Minimum Pension Liability                                                   (496)                   (496)
                                                                                                 ----------
    Total Comprehensive Income (Loss)                                                                7,234
  Dividends:
       Common ($.70 per share)                                  (3,781)                             (3,781)
       Preferred ($5.00 per share)                                 (25)                                (25)
  Sale of Common Stock                       -         52                                               52
  Purchase of Treasury Stock                                                                             -
                                        -------    -------   ----------      -----               ----------
BALANCE, DECEMBER 31, 2003                $ 60     $ 3,473    $ 38,216       $(765)               $ 37,886
                                        =======    =======   ==========      =====               ==========

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

          Our investments in the Orange County-Poughkeepsie Limited Partnership and Zefcom are accounted for under the equity method of accounting. (See Note 9) Our other investment Data Communications Group, Inc. is accounted for under the cost method of accounting.

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

REGULATED ACCOUNTING

         The Company's rates are regulated by the FCC, the New York Public Service Commission ("NYPSC") and the New Jersey Board of Public Utilities ("NJBPU") and therefore the Company reflects the effects of the ratemaking actions of these regulatory bodies in its financial statements. Accordingly, the Company follows the accounting prescribed by Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation." The Company periodically reviews the continued applicability of SFAS No. 71 based on the current regulatory and competitive environment.

         The rates that the Company charges to its customers for regulated services were established in its 1993 rate case with the NYPSC. The Company has not filed a rate case since that time. If the Company should submit a rate case with the NYPSC in the future, it is uncertain as to what the outcome of the rate case would be and how it would affect the Company's results of operations and financial position.

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

NOTE 2:  RESTATEMENT

         On December 4, 1998, the NYPSC issued Cases 94-C-0095 and 28425 ("Order"), which required the Company to reduce traffic sensitive access charges to inter-exchange carriers. This Order was effective from January 1, 1999 to present and consequently had no impact on periods prior to that date. The Company has determined that it did not reduce traffic sensitive charges to inter-exchange carriers during the period January 1, 1999 to March 31, 2004, as stipulated by the Order. As a result, the Company recorded additional revenues from inter-exchange carriers in the amount equal to the incremental difference between the rate charged and the rate that would comply with the Order. Accordingly, the Company has restated its financial statements for all prior periods affected as the cumulative impact for periods prior to fiscal 2004 would have been material if recorded in the second quarter of 2004. The Company has restated the prior periods to reduce revenue, accrue interest, and record the related tax impact. The following tables present the impact of the restatement.


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

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

The impact of the restatement on the consolidated statement of income for the years ended December 31, 2003, 2002 and 2001 was as follows:


                                                        2003                                     2002
                                      ---------------------------------------   ---------------------------------------
                                          As                                        As
                                      Previously                       As       Previously                      As
                                       Reported      Adjustment     Restated     Reported      Adjustment    Restated
                                      ---------------------------------------   ---------------------------------------
Operating revenues                     $ 28,843      $   (194)     $ 28,649      $ 27,703      $   (156)     $ 27,547
Operating income                       $  3,371      $   (194)     $  3,177      $  5,267      $   (156)     $  5,111
Interest expense                       $   (380)     $    (34)     $   (414)     $   (318)     $    (26)     $   (344)
Total other income (expense)           $  8,460      $    (34)     $  8,426      $  6,335      $    (26)     $  6,309
Income before income taxes             $ 11,831      $   (228)     $ 11,603      $ 11,602      $   (182)     $ 11,420
Income taxes                           $  3,952      $    (79)     $  3,873      $  3,851      $    (63)     $  3,788
Net income                             $  7,879      $   (149)     $  7,730      $  7,751      $   (119)     $  7,632
Basic & diluted earnings per share     $   1.45      $  (0.02)     $   1.43      $   1.43      $  (0.02)     $   1.41


                                                                  2001
                                                 --------------------------------------
                                                     As
                                                 Previously                     As
                                                  Reported     Adjustment    Restated
                                                 --------------------------------------
Operating revenues                               $ 27,538      $   (120)     $ 27,418
Operating income                                 $  6,746      $   (120)     $  6,626
Interest expense                                 $   (355)     $    (17)     $   (372)
Total other income (expense)                     $  4,243      $    (17)     $  4,226
Income before income taxes                       $ 10,989      $   (137)     $ 10,852
Income taxes                                     $  3,665      $    (47)     $  3,618
Net income                                       $  7,324      $    (90)     $  7,234
Basic & diluted earnings per share               $   1.34      $  (0.01)     $   1.33


The impact of the restatement on the consolidated balance sheet for the years ended December 31, 2003 and 2002 was as follows:


                                                           2003                                 2002
                                              ----------------------------------   ----------------------------------
                                                 As                                   As
                                              Previously                  As       Previously                  As
                                              Reported    Adjustment   Restated    Reported    Adjustment   Restated
                                              ----------------------------------   ----------------------------------
Total current assets                          $11,499     $   240      $11,739     $ 7,454     $   161      $ 7,615
Total assets                                  $59,493     $   240      $59,733     $54,809     $   161      $54,970
Total current liabilities                     $ 4,838     $   917      $ 5,755     $13,124     $   466      $13,590
Total liabilities                             $21,153     $   694      $21,847     $20,098     $   466      $20,564
Retained earnings                             $38,670     $  (454)     $38,216     $34,597     $  (305)     $34,292
Total shareholders' equity                    $38,340     $  (454)     $37,886     $34,711     $  (305)     $34,406
Total liabilities and shareholders' equity    $59,493     $   240      $59,733     $54,809     $   161      $54,970





The impact of the restatement on the consolidated statement of cash flows for the years ended December 31, 2003, 2002 and 2001 was as follows:



                                         2003                               2002                               2001
                         ------------------------------------ ---------------------------------- -----------------------------------
                             As                                  As                                 As
                         Previously                  As       Previously                  As     Previously                   As
                         Reported     Adjustment  Restated    Reported    Adjustment   Restated  Reported     Adjustment   Restated
                         -----------------------------------  ---------------------------------- -----------------------------------
Net income               $ 7,879     $  (149)     $ 7,730     $ 7,751     $  (119)     $ 7,632   $ 7,324      $   (90)     $ 7,234
Deferred income tax      $   304     $   (79)     $   225     $ 1,348     $   (63)     $ 1,285   $     4      $   (47)     $   (43)
Increase in accrued
 access billing          $    --     $   228      $   228     $    --     $   182      $   182   $    --      $   137      $   137


NOTE 3:  IMPACT OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

         The Company's rates are regulated by the FCC, NYPSC, and the NJBPU and therefore, the Company reflects the effects of the rate making actions of these regulatory bodies in its financial statements. On December 20, 2003, the FCC notified by order that it would not adopt SFAS No. 143 since the FCC concluded that SFAS No.143 conflicted with the FCC's current accounting rules that require telephone companies to accrue for asset retirement obligations through prescribed depreciation rates.

         The Company has concluded that it does not have an asset retirement obligation as defined by SFAS No.143. The Company historically recorded cost of removals through depreciation rates and accumulated depreciation. In conjunction with the adoption of SFAS No.143, the Company has reclassified $505 and $442 as of December 31, 2003 and 2002, respectively, from accumulated depreciation to a regulatory liability for the cost of removal that the Company has recorded through its historical depreciation rates.


NOTE 4:  EARNINGS PER SHARE
          Basic and diluted earnings per share are based on the weighted average number of actual weighted shares outstanding of 5,400,873, 5,408,484 and 5,411,808 (as adjusted for the 3-for-1 stock split that occurred in October 2003 as discussed in Note 13) for the years ended December 31, 2003, 2002 and 2001.

          The Company did not have any Common Share equivalents as of December 31, 2003, 2002 and 2001.



NOTE 5:  COMPREHENSIVE INCOME

         The Company's only component of accumulated other comprehensive income
(loss) consisted of a minimum pension liability for the years ended December 31:

                                                                            2003              2002
                                                                    ------------------------------------

              Minimum pension liability                              $         (767)   $          (408)
              Related deferred income tax                                       271                139
                                                                    ------------------------------------
              Total comprehensive income                             $         (496)   $          (269)
                                                                    ====================================



NOTE 6:  SEGMENT INFORMATION - (RESTATED)

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

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)


Segment information for the years ended December 31:

                                                          2003             2002              2001
                                                    --------------------------------------------------
                                                       (Restated)       (Restated)        (Restated)
Revenues
  Telephone                                         $      23,892       $    23,601      $     22,914
  Online                                                    6,699             6,330             6,389
  Eliminations                                             (1,942)           (2,384)           (1,885)
                                                    --------------------------------------------------
Total  revenues                                     $      28,649       $    27,547      $     27,418

Operating income
  Telephone                                                 3,845             5,115             5,405
  Online                                                     (668)               (4)            1,221
                                                    --------------------------------------------------
Total operating income                              $       3,177       $     5,111      $      6,626

Interest expense and income                                  (414)             (344)             (372)
Income from equity method investments                       8,846             6,733             4,606
Other income (expense)                                         (6)              (80)               (8)
                                                    --------------------------------------------------
Income before taxes                                 $      11,603       $    11,420      $     10,852
                                                    ==================================================



Segment balance sheet information for the years ended December 31:


                           2003                            2002
                        -----------------------------------------
 Assets                 (Restated)                     (Restated)
   Telephone            $  62,825                       $  57,327
   Online                   9,883                           7,914
   Eliminations           (12,975)                        (10,271)
                        -----------------------------------------
 Total assets           $  59,733                       $  54,970
                        =========================================



        No single customer accounts for 10% or more of the Company's total revenues.



NOTE 7:  MATERIAL AND SUPPLIES

         Material and supplies are carried at average cost. As of December 31, 2003 and 2002, material and supplies consisted of the following:


                                                                            2003              2002
                                                                    ------------------------------------
               Inventory for outside plant                           $           231  $             330
               Inventory for inside plant                                        472                650
               Inventory for online plant                                         90                257
               Inventory of video equipment                                      283                 56
               Inventory of equipment held for sale or lease                      77                175
                                                                    ------------------------------------
                                                                     $         1,153  $           1,468
                                                                    ====================================

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

NOTE 8:  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, at cost, consisted of the following for the years ended December 31:


                                                                           2003              2002
                                                                   -------------------------------------

               Land, buildings and other support equipment           $         7,518  $           7,714
               Network and communications plant                               27,273             26,115
               Telephone plant                                                23,747             21,671
               Online plant                                                    9,513              7,858
                                                                   -------------------------------------
               Plant in service                                      $        68,051  $          63,358
               Plant under construction                                        1,467              1,974
                                                                   -------------------------------------
                                                                              69,518             65,332
               Less: Accumulated depreciation                                 28,196             25,385
                                                                   -------------------------------------
               Property, plant and equipment, net                    $        41,322  $          39,947
                                                                   =====================================



NOTE 9:  INVESTMENTS

         Investments consisted of the following as of December 31:


                                                                           2003               2002
                                                                      ----------------------------------
               Investment in O-P Partnership                        $         3,729  $            4,775
               Investment in Data Communications Group, Inc.                  1,038               1,000
               Investment in Zefcom                                             536                 770
                                                                      --------------   -----------------
                                                                    $         5,303  $            6,545
                                                                      ==============   =================




         The Company is a limited partner in Orange County-Poughkeepsie Limited Partnership (O-P) and has a 7.5% investment interest which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P.

         The following summarizes O-P's income statement for the years ended December 31:



                                                             2003               2002
                                                     -------------------------------------
Net sales                                             $        144,643  $         114,591
Cellular service cost                                           17,248             11,652
Operating expenses                                               7,302              7,125
                                                     -------------------------------------
Operating income                                               120,093             95,814
Other income                                                     1,475              1,555
                                                     -------------------------------------
Net income                                            $        121,568  $          97,369
Company share of 7.5%                                            9,117              7,303
                                                     ====================================

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

         The following summarizes O-P's balance sheet for the years ended December 31:


                                                                           2003              2002
                                                                  --------------------------------------
               Current assets                                        $        20,753  $          35,157
               Property, plant and equipment, net                             29,622             29,473
               Deferred charges and other assets, net                              1                  2
                                                                  --------------------------------------
               Total assets                                          $        50,376  $          64,632
                                                                  --------------------------------------
               Current liabilities                                               658              1,482
               Partners' capital                                              49,718             63,150
                                                                  --------------------------------------
               Total liabilities and partners' capital               $        50,376  $          64,632
                                                                  ======================================


         The Company has an 8.9% ownership interest in Data Communications Group, Inc. Data Communications Group, Inc. is a competitive telecommunications company that offers high-speed bandwidth throughout the region of Orange, Dutchess and Ulster counties.

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

NOTE 10: DEBT OBLIGATIONS

         Debt obligations consisted of the following at December 31:


                                                                               2003            2002
                                                                         --------------------------------
                Notes payable                                            $            0  $         5,000
                Current maturing long-term debt -7.05%
                     Series "J" First Mortgage Bond                                                4,000

                Current maturing long-term debt - CoBank                            223                0
                CoBank, ACB unsecured credit facility                             6,926                0
                                                                         --------------------------------

                Total debt obligation                                    $        7,149  $         9,000
                                                                         ================================


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


NOTE 11:  INCOME TAXES - (RESTATED)


The federal and state components of the provision for income taxes are presented in the following table:


                                                      For the Years Ended December 31,
                                                       2003          2002        2001
                                                  ----------------------------------------
                                                  (Restated)     (Restated)     (Restated)
Provision for income tax:
Current:
  Federal                                         $       3,342 $       3,001 $     3,713
  State and local                                           156             0           0
                                                  ----------------------------------------
                                                          3,498         3,001       3,713

Deferred:
Federal                                           $         358 $         787 $       (95)
State                                                        17             0           0
                                                  ----------------------------------------
                                                            375           787         (95)

                                                  ----------------------------------------
Provision for income taxes                        $       3,873 $       3,788 $     3,618
                                                  ========================================



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

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

Deferred income tax liabilities and assets consist of the following:


                                                        At December 31,
                                                   2003                 2002
                                             --------------------------------------
                                                 (Restated)          (Restated)
Deferred income tax assets:
   Employee pensions and other benefits      $             1,654 $             900
   Other                                                     452               424
                                             --------------------------------------
Total deferred income tax assets                           2,106             1,324

Deferred income tax liabilities:
   Property, plant and equipment                           5,579             4,723
   Other                                                     151                 0
                                             --------------------------------------
Total deferred income tax liabilities                      5,730             4,723

                                             --------------------------------------
Net deferred income tax liability            $             3,624 $           3,399
                                             ======================================



         The deferred tax asset related to employee pension includes amounts recorded for the years ended December 31, 2003 and 2002 of $271 and $139, respectively, to reflect the tax impact of the minimum pension liability recorded in other comprehensive income.

NOTE 12:  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS


The Company has two defined benefit pension plans covering all management and non-management employees who are at least 21 years of age have completed one year of service and, for the non-management plan, have been hired before May 1, 2003. Benefits are based on years of service and the average of the employee's three highest consecutive years' base compensation. The Company's policy is to fund the minimum required contribution disregarding any credit balance arising from excess amounts contributed in the past. Per regulatory requirements, the company deferred $483, $128 and $75 for 2003, 2002 and 2001, respectively. The amounts expensed were $1,154, $435 and $370 for the years ended December 31, 2003, 2002, and 2001, respectively.

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

         The components of the pension and postretirement expense (credit) were as follows for the years ended December 31:


                                                 Pension Benefits                   Postretirement Benefits
                                         2003          2002        2001          2003         2002         2001
                                        -------------------------------------------------------------------------
Components of Net
Periodic Costs
 Service cost                           $   420      $   397      $   334      $   161      $   136      $    77
 Interest cost                              862          878          788          278          255          154
 Expected return on plan assets            (612)        (810)        (915)         (85)        (101)           0
 Amortization of transition asset             0            0           53           51           52           52
 Amortization of prior service cost         127          132           69          (20)         (20)         (20)
 Recognized actuarial (gain) loss           142          (34)        (205)         179          155           28
 Special termination benefits               675            0          321            0            0         (102)
 Net curtailment loss (gain)                 23            0            0            0            0            0
                                        -------------------------------------------------------------------------

Net periodic (income) cost              $ 1,637      $   563      $   445      $   564      $   477      $   189
                                        =========================================================================

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)


        The following table presents a summary of the projected benefit obligation and plan assets of the plans at December 31:

                                                                            Postretirement
                                                 Pension Benefits              Benefits
Change In Benefit Obligations                   2003         2002         2003         2002
                                            ---------------------------------------------------
 Benefit obligation, beginning of year        $ 13,704     $ 12,688     $  4,166     $  2,344
 Benefits earned                                   420          392          160          136
 Interest cost                                     862          877          278          255
 Actuarial losses                                  658        1,044          478        1,515
 Benefit payments                               (2,514)      (1,297)         (71)         (84)
 Special termination (credits) benefits            675            0            0            0
 Curtailment losses                               (548)           0            0            0
                                            ---------------------------------------------------

 Benefit obligation, end of year              $ 13,257     $ 13,704     $  5,011     $  4,166
                                            ===================================================


Changes In Fair Value of Plan Assets
 Fair value of plan assets, beginning
   of year                                    $  8,896     $ 10,853     $  1,204     $  1,259
 Actual return on plan                           1,086         (661)         123          (60)
 Employer contributions                            370            0          222           89
 Benefits payments                              (2,514)      (1,296)         (71)         (84)
                                            ---------------------------------------------------

 Fair value of plan assets, end of year       $  7,838     $  8,896     $  1,478     $  1,204
                                            ===================================================


At December 31,
 Funded (unfunded benefit obligation)         $ (5,419)    $ (4,810)    $ (3,533)    $ (2,962)
 Unrecognized net loss (gain)                    2,123        2,630        2,573        2,312
 Unrecognized transition asset                       0            0          463          516
 Unrecognized prior service cost (credits)         744          894         (305)        (326)
                                            ---------------------------------------------------

 Prepaid (accrued) benefit cost               $ (2,552)    $ (1,286)    $   (802)    $   (460)
                                            ===================================================

The following table provides the amounts recorded in our Consolidated Balance
Sheets:


                                                                          Postretirement
                                                 Pension Benefits             Benefits
At December 31,                                  2003        2002        2003        2002
                                            ---------------------------------------------------
 Accrued benefit cost                          $(4,471)    $(2,525)    $  (802)    $  (460)
 Intangible asset                                  744         831           0           0
 Accumulated other comprehensive loss            1,175         408           0           0
                                            ---------------------------------------------------

 Net amount recognized                         $(2,552)    $(1,286)    $  (802)    $  (460)
                                            ===================================================

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

Actuarial assumptions used to calculate the projected benefit obligation were as follows for the years ended December 31:

                                                    Pension Benefits                  Postretirement Benefits
                                                 2003               2002                2003             2002
                                           --------------------------------------------------------------------------
Discount rate                                   6.25%              6.75%               6.25%             6.75%
Expected return on plans                        8.00%              8.00%               8.00%             8.00%
Rate of compensation increase                   5.50%              5.50%                ---               ---
Healthcare cost trend                            ---                ---            9.00 - 11.00%   9.00 - 11.00%

        Actuarial assumptions used to calculate net periodic benefit cost were as follows for the years ended December 31:

                                                    Pension Benefits                  Postretirement Benefits
                                                 2003               2002                2003             2002
                                           --------------------------------------------------------------------------
Discount rate                                   6.75%              7.25%               6.75%             7.25%
Expected return on assets                       8.00%              8.00%               8.00%             8.00%
Rate of compensation increase                   5.50%              5.50%                ---               ---

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

        The Company's postretirement plans had an unfunded accumulated benefit obligation of $3,533 as of December 31, 2003. The accumulated benefit obligation of $5,011 at December 31, 2003 was in excess of plan assets by $1,478.


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

PLAN ASSETS

        The pension plan weighted average asset allocations at December 31, 2003 and 2002 by assets category are as follows:

                                                     Plan Assets
                                                    at December 31,
                                                  2003         2002
                                              ---------------------------
            Equity securities                      71%             60%
            Debt securities                        24%             29%
            Short term investments                  5%             11%
                                              ---------------------------

            Total                                 100%            100%
                                              ===========================

         The postretirement benefit plan weighted average asset allocations at December 31, 2003 and 2002, by assets category are as follows:

                                                      Plan Assets
                                                   at December 31,
                                                  2003          2002
                                              ---------------------------
            Equity securities                      72%             70%
            Short term investments                 28%             30%
                                              ---------------------------

            Total                                 100%            100%
                                              ===========================

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

NOTE 13. SHAREHOLDERS' EQUITY

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

NOTE 14. COMMITMENTS AND CONTINGENCIES

        The Company currently has an operating lease to rent space on a tower to transmit video content from its head end facility. In addition the Company leases vehicles for operations as well as office space in Vernon, New Jersey. Total rent expenses associated with these leases was $118 in 2003 and $77 in 2002.

        The future aggregate commitment for minimum rentals as of December 31, 2003 is as follows:

                          2004         $159
                          2005         $163
                          2006         $155
                                      ------
                         Total         $477
                                      ======

NOTE 15. RELATED PARTY TRANSACTIONS

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


NOTE 16. QUARTERLY INFORMATION (UNAUDITED) - (RESTATED)

                                                                       Fiscal Year Quarters

                                               First            Second          Third           Fourth         Total
Year ended December 31, 2003
Revenue                                  $        7,096    $       7,142   $      7,372    $       7,039   $     28,649
Operating income                                  1,194              639          1,103              241          3,177
Net income                                        1,958            1,926          2,285            1,710          7,879
Adjustment for Zefcom                               (31)             (41)           (36)             (41)          (149)
Net income                                        1,927            1,885          2,249            1,669          7,730
Earnings per share                                  .36              .35            .41              .31           1.43

Year ended December 31, 2002
Revenue                                  $        6,546    $       6,599   $      6,956    $       7,446   $     27,547
Operating income                                  1,292            1,173          1,497            1,149          5,111
Net income                                        1,767            2,157          2,171            2,083          8,178
Adjustment for Zefcom                              (126)            (189)          (135)             (96)          (546)
Net income                                        1,641            1,968          2,036            1,987          7,632
Earnings per share                                  .30              .36            .38              .37           1.41

        As discussed in Note 13 earnings per share amounts have been restated for the Company stock split. Additionally these amounts have been restated as discussed in Note 2 and have been adjusted for the Company's change from the cost to equity method of accounting for its investment in Zefcom as discussed in
Note 9.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  on Consolidated Financial Statement Schedule



To the Board of Directors
of Warwick Valley Telephone Company


Our audit of the consolidated financial statements referred to in our report dated March 24, 2004 except for Note 2 as to which the date is July 1, 2004, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
New York, New York
March 24, 2004, except for Note 2 as to which the date is July 1, 2004

                        WARWICK VALLEY TELEPHONE COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                ($ in thousands)


   Column A               Column B               Column C                Column D           Column E
                                                Additions
-------------------------------------------------------------------------------------------------------

                         Balance at     Charged to      Charged to                         Balance at
                         Beginning       Costs and         Other                               End
  Description            of Period       Expenses         Accounts       Deductions         of Period
-------------------------------------------------------------------------------------------------------
                                       (Note a)        (Note b)          (Note c)
 Allowance for
Uncollectibles:
   Year 2003               $ 428            $ 146            $ 102            $ 168            $ 508
   Year 2002               $  65            $ 465            $  42            $ 144            $ 428
   Year 2001               $  65            $  98            $ 106            $ 204            $  65


(a) Provision for uncollectibles as stated in statements of income.
(b) Amounts previously written off which were credited directly to this account when recovered.
(c) Amounts written off as uncollectible.

                        WARWICK VALLEY TELEPHONE COMPANY



                                  EXHIBIT INDEX

EXHIBIT NO.             DESCRIPTION OF EXHIBIT                                                 PAGE
      3(a)              Articles of Incorporation, as amended                                    *

      3(b)              By-Laws                                                                  *

      4(a)              Form of Common Shares Certificate, as amended                            *

      4(b)              CoBank Loan Agreement                                                    *

     14                 Warwick Valley Telephone Company Code                                    *
                             Of Ethics

     21                 Significant Subsidiaries of Registrant                                   *

     23.1               Consent of Independent Auditors                                         38
                        Bush & Germain, PC

     23.2               Consent of Independent Registered Public Accounting Firm                39
                        Deloitte & Touche LLP

     23.3               Consent of Independent Registered Public Accounting Firm                40
                        PricewaterhouseCoopers LLP

     24                 Orange County-Poughkeepsie Limited Partnership                           *
                        Financial Statements as of December 31, 2003
                        and 2002 and for the years ended December 31,
                        2003, 2002 and 2001

     31.1               Certification signed by Herbert Gariess, Jr.                            41
                        Chief Executive Officer

     31.2               Certification signed by Kevin J. Kerr                                   42
                        Principal Accounting Officer

     32.1               Certification pursuant to 18 U.S.C. Section                             43
                        1350, as adopted pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002 signed
                        by Herbert Gareiss, Jr.-Chief Executive Officer.

     32.2               Certification pursuant to 18 U.S.C. Section                             44
                        1350, as adopted pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002 signed
                        by Kevin J. Kerr-Principal Accounting Officer.


                        * As previously filed