Form 10-Q
period 2004-09-30
WARWICK VALLEY TELEPHONE CO
filed 2004-11-12
CIK 104777

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period from _______ to

                         Commission file number 0-11174

                        WARWICK VALLEY TELEPHONE COMPANY
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                              14-1160510
          ------------------------------       ---------------------------------
         (State or other jurisdiction of       (IRS Employer Identification No.)
         incorporation or organization)

     47 Main Street, Warwick, New York                   10990 .
     -------------------------------------------         -----------------------
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,401,780 Common Shares, $.01 par value, outstanding at November 2, 2004.

                                INDEX TO FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
   Consolidated Balance Sheets as of September 30, 2004
       and December 31, 2003                                                                                      3
   Consolidated Statements of Income for the three and nine months ended September 30, 2004                       4
        and 2003, as restated
   Consolidated Statements of Cash Flows for the nine months ended September 30, 2004
        and 2003, as restated                                                                                     5
   Notes to Consolidated Financial Statements                                                                  6-13

Item. 2  Management's Discussion and Analysis of Financial Condition and Results of Operations                13-19

Item. 3  Quantitative and Qualitative Disclosures about Market Risk                                              19

Item. 4  Controls and Procedures                                                                                 19

PART II - OTHER INFORMATION

Item 5.   Other Information                                                                                      21

Item 6.   Exhibits and Reports on Form  8-K                                                                   21-26

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        WARWICK VALLEY TELEPHONE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                     ($ in thousands except share amounts)

                                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                                           2004           2003
                                                                                        -----------    -----------
ASSETS
Current assets:
 Cash and cash eqivalents                                                               $    13,742    $     5,717
 Accounts receivable - net of reserve for uncollectibles - $144 and $508 respectively         3,710          3,420
 Other accounts receivable                                                                      102            273
 Materials and supplies                                                                       1,241          1,153
 Prepaid expenses                                                                               837            681
 Deferred income taxes                                                                          413            495
                                                                                        -----------    -----------
Total Current Assets                                                                    $    20,045    $    11,739
                                                                                        -----------    -----------

 Property, plant and equipment, net                                                          41,260         41,322
 Unamortized debt issuance costs                                                                106            115
 Intangible asset - pension                                                                     744            744
 Other deferred charges                                                                         613            510
 Investments                                                                                  4,644          5,303
                                                                                        -----------    -----------
 TOTAL ASSETS                                                                           $    67,412    $    59,733
                                                                                        ===========    ===========

LIABILITIES
Current Liabilities:
 Accounts payable                                                                       $       604    $     1,559
 Current maturities of long term debt                                                         1,139            223
 Advance billing and payments                                                                   269            247
 Customer deposits                                                                              114            135
 Accrued taxes                                                                                  889            506
 Pension and post retirement benefit obligations                                                584          1,139
 Accrued access billing                                                                         835            694
 Other accrued expenses                                                                         946          1,252
                                                                                        -----------    -----------
Total Current Liabilities                                                               $     5,380    $     5,755
                                                                                        -----------    -----------

 Long-term debt                                                                              11,010          6,926
 Deferred income taxes                                                                        4,705          4,119
 Other liabilities and deferred credits                                                         567            536
 Pension and post retirement benefit obligations                                              4,984          4,511
                                                                                        -----------    -----------

 TOTAL LIABILITIES                                                                      $    26,646    $    21,847
                                                                                        -----------    -----------

Shareholders' Equity
 Preferred Shares - $100 par value; authorized and issued shares 5,000;
   $0.01 par value authorized and unissued shares 10,000,000;                           $       500    $       500
 Common stock - $0.01 par value; authorized shares 10,000,000                                    60             60
     issued 5,985,463 as of September 30, 2004 and 5,984,883 as of December 31, 2003
 Treasury stock - $0.01 par value, 583,683 Common Shares as of September 30, 2004            (3,598)        (3,598)
     and December 31, 2003
 Additional paid in capital                                                                   3,486          3,473
 Accumulated other comprehensive income                                                        (765)          (765)
 Retained earnings                                                                           41,083         38,216
                                                                                        -----------    -----------
 Total Shareholders' Equity                                                             $    40,766    $    37,886
                                                                                        -----------    -----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $    67,412    $    59,733
                                                                                        ===========    ===========

Please see accompanying notes, which are an intergral part of the consolidated financial statements.

                        WARWICK VALLEY TELEPHONE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    ($in thousands except per share amounts)

                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                               2004           2003           2004           2003
                                                            -----------    -----------    -----------    -----------
                                                                            Restated)                    (Restated)
Operating Revenues:
   Local network service                                    $     1,050    $     1,025    $     3,075    $     3,062
   Network access service                                         2,237          2,467          6,463          7,137
   Long distance services                                           928            969          2,900          2,846
   Directory advertising                                            362            353          1,088          1,061
   Online services                                                1,740          1,689          5,180          4,932
   Other services and sales                                         706            869          2,242          2,572
                                                            -----------    -----------    -----------    -----------

   Total operating revenues                                       7,023          7,372         20,948         21,610
                                                            -----------    -----------    -----------    -----------

Operating Expenses:
   Plant specific                                                 1,172          1,407          3,257          3,549
   Plant non-specific:
     Depreciation & amortization                                  1,291          1,248          3,961          3,649
     Other                                                          835            684          2,368          2,025
   Customer operations                                            1,109          1,110          3,435          3,206
   Corporate operations                                           1,269            994          3,826          3,323
   Cost of services and sales                                       459            476          1,451          1,856
   Property, revenue and payroll taxes                              413            350          1,185          1,066
                                                            -----------    -----------    -----------    -----------
   Total operating expenses                                       6,548          6,269         19,483         18,674
                                                            -----------    -----------    -----------    -----------

   OPERATING INCOME                                                 475          1,103          1,465          2,936

Other Income (Expense)
   Interest income (expense), net of capitalized interest           (77)          (114)          (214)          (331)
   Income from equity method investments                          2,757          2,456          7,791          6,604
   Other income (expense)                                            36            (42)            58            (44)
                                                            -----------    -----------    -----------    -----------
   Total other income (expense) - net                             2,716          2,300          7,635          6,229
                                                            -----------    -----------    -----------    -----------

   INCOME BEFORE INCOME TAXES                                     3,191          3,403          9,100          9,165

Income Taxes                                                      1,039          1,154          3,081          3,104
                                                            -----------    -----------    -----------    -----------

   NET INCOME                                                     2,152          2,249          6,019          6,061

Preferred Dividends                                                   6              6             19             19
                                                            -----------    -----------    -----------    -----------

   INCOME APPLICABLE TO COMMON STOCK                        $     2,146    $     2,243    $     6,000    $     6,042

                                                            ===========    ===========    ===========    ===========
   Basic & Diluted Earnings per Share of
   Outstanding Common Stock                                 $      0.40    $      0.41    $      1.11    $      1.12
                                                            ===========    ===========    ===========    ===========

   Weighted Average Shares of Common Stock
   Outstanding                                                5,401,780      5,401,409      5,401,404      5,400,753
                                                            ===========    ===========    ===========    ===========

Please see accompanying notes, which are an intergral part of the consolidated financial statements.

                        WARWICK VALLEY TELEPHONE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                    ($in thousands except per share amounts)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                            2004       2003
                                                                          --------    -------
                                                                                    (Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                              $  6,019    $ 6,061
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                            3,961      3,649
    Deferred income tax and investment tax credit                              668        294
    Interest charged to construction                                            (6)       (38)
    Income from equity investments                                          (7,791)    (6,604)

Change in assets and liabilities:
  (Increase) Decrease in accounts receivable                                  (290)    (1,428)
  (Increase) Decrease in other accounts receivable                             171        338
  (Increase) Decrease in materials and supplies                                (88)       (69)
  (Increase) Decrease in prepaid expenses                                     (156)      (385)
  (Increase) Decrease in deferred charges                                     (103)      (406)
  Increase (Decrease) in accounts payable                                     (955)       418
  Increase (Decrease) in customers' deposits                                   (21)         1
  Increase (Decrease) in advance billing and payment                            22         20
  Increase (Decrease) in accrued taxes                                         383        211
  Increase (Decrease) in pension & post retirement benefits obligations        (83)     1,087
  Increase (Decrease) in accrued access billing                                141        170
  Increase (Decrease) in other accrued expenses                               (275)      (191)
                                                                          --------    -------

Net cash provided by operating activities                                    1,597      3,128
                                                                          --------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                                                      (3,890)    (3,561)
  Interest charged to construction                                               6         38
  Distribution from partnership                                              8,925      8,250
  Investment contributions                                                    (475)         0
                                                                          --------    -------

Net cash provided by investing activities                                    4,566      4,727
                                                                          --------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Increase (Decrease) in notes payable                                           0     (5,000)
  Proceeds from issuance of long term debt                                   5,000      3,149
  Unamoritzed debt issuance                                                      0       (114)
  Dividends(Common)                                                         (3,133)    (2,777)
  Dividends(Preferred)                                                         (19)       (19)
  Sale of common stock                                                          14         48
                                                                          --------    -------

Net cash provided by (used in) financing activities                          1,862     (4,713)
                                                                          --------    -------

Increase (Decrease) in cash and cash equivalents                             8,025      3,142

Cash and cash equivalents at beginning of year                               5,717      1,641
                                                                          --------    -------

Cash and cash equivalents at end of year                                  $ 13,742    $ 4,783
                                                                          ========    =======

Please see accompanying notes, which are an intergral part of the consolidated financial statements.

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

BASIS OF PRESENTATION

      The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year.

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and any disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K, as amended.

RECLASSIFICATIONS

      Certain amounts previously reported for prior periods have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements. Such reclassifications had no effect on the results of operations or shareholders' equity as previously recorded.

NOTE 2: RESTATEMENT

      On December 4, 1998, the New York Public Service Commission ("NYPSC") issued Cases 94-C-0095 and 28425 ("Order"), which required the Company to reduce traffic sensitive access charges to inter-exchange carriers. This Order was effective from January 1, 1999 to present and consequently had no impact on periods prior to that date. The Company has determined that it did not reduce traffic sensitive charges to inter-exchange carriers during the period January 1, 1999 to March 31, 2004, as stipulated by the Order. As a result, the Company recorded additional revenues from inter-exchange carriers in the amount equal to the incremental difference between the rate charged and the rate that would comply with the Order. Accordingly, the Company has restated its financial statements for all prior periods affected as the cumulative impact for periods prior to June 30, 2004 would have been material if recorded in the second quarter of 2004. The Company has restated the prior periods to reduce revenue, accrue interest, and record the related tax impact. The Company has filed an amendment to the Company's 2003 Annual Report on Form 10-K reflecting the impact of this restatement. The following tables present the impact of the restatement.

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

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 Dollars in thousands except per share amounts

The impact of the restatement on the consolidated statement of income for the three months and nine months ended September 30, 2003 was as follows:

                                   Three months ended September 30, 2003  Nine months ended September 30, 2003
                                   -------------------------------------  ------------------------------------
                                      As Previously                         As Previously
                                         Reported         As Restated          Reported         As Restated
                                     ---------------    ---------------    ---------------    ---------------
Operating revenues                   $         7,420    $         7,372    $        21,756    $        21,610
Operating income                     $         1,151    $         1,103    $         3,082    $         2,936
Interest expense                     $          (105)   $          (114)   $          (306)   $          (331)
Total other income (expense)         $         2,308    $         2,300    $         6,254    $         6,229
Income before income taxes           $         3,459    $         3,403    $         9,336    $         9,165
Income taxes                         $         1,173    $         1,154    $         3,165    $         3,104
Net income                           $         2,286    $         2,249    $         6,171    $         6,061
Basic & diluted earnings per share   $          0.42    $          0.41    $          1.13    $          1.12


The impact of the restatement on the consolidated statement of cash flows for the nine months ended September 30, 2003 was as follows:

                                     Nine months ended September 30, 2003
                                     ------------------------------------
                                       As Previously
                                          Reported          As Restated
                                     -----------------   -----------------
Net income                           $           6,171   $          6,061
Deferred income taxes                $             353   $            294
Increase in accrued access billing   $               -   $            170

NOTE 3: IMPACT OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      The Company adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") in 2003. FIN 46, which is an interpretation of ARB No. 51, "Consolidated Financial Statements", addresses the consolidation of investments made by a business enterprise, structured in a way that, although the enterprise may have less than a majority interest in the voting rights, the investment exhibits other characteristics making the enterprise the primary beneficiary of the investment, absorbing the majority of the losses, receiving the majority of the expected residual returns, and thereby requiring consolidation by the business enterprise. As of September 30, 2004, FIN 46 did not significantly impact the Company's operating results or financial position. The Company will continue to monitor the impact of FIN 46 on an ongoing basis.

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

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 Dollars in thousands except per share amounts

      The Company has concluded that it did not have an asset retirement obligation as defined by SFAS No.143, as of September 30, 2004 or December 31, 2003. The Company historically recorded cost of removals through depreciation rates and accumulated depreciation. In conjunction with the adoption of SFAS No.143, the Company has reclassified $563 and $505 as of September 30, 2004 and December 31, 2003, respectively, from accumulated depreciation to a regulatory liability for the cost of removal that the Company has recorded through its historical depreciation rates.

NOTE 4: EARNINGS PER SHARE

      Basic and diluted earnings per share are based on the weighted average number of actual shares outstanding of 5,401,780 and 5,401,409; 5,401,404 and 5,400,753 for the three and nine month periods ended September 30, 2004 and 2003, respectively. Share amounts have been restated for the three-for-one stock split (see Note 11).

      The Company did not have any common stock equivalents as of September 30, 2004 and 2003.

NOTE 5: COMPREHENSIVE INCOME

      Comprehensive income is equivalent to net income for the three and nine month periods ended September 30, 2004 and 2003.

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

      The online segment provides high speed and dial up Internet services, help desk operations, and Video over VDSL.

      Segment balance sheet information as of September 30, 2004 and December 31, 2003 is set forth below:

                September 30,    December 31,
                    2004            2003
                -------------    -------------
Assets
  Telephone     $      72,921    $      62,825
  Online               10,643            9,883
  Elimination         (16,152)         (12,975)
                -------------    -------------
Total assets    $      67,412    $      59,733
                =============    =============

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 Dollars in thousands except per share amounts

Segment income statement information for the nine months ended September 30, 2004 and 2003 (restated) is set forth below:

                                          2004        2003
                                        --------    --------
Revenues
  Telephone                             $ 17,334    $ 18,116
  Online                                   5,180       4,932
  Eliminations                            (1,566)     (1,438)
                                        --------    --------
Total  revenues                         $ 20,948    $ 21,610

Operating income
  Telephone                                1,709       3,095
  Online                                    (244)       (159)
                                        --------    --------
Total operating income                  $  1,465    $  2,936

Interest expense and income                 (214)       (331)
Income from equity method investments      7,791       6,604
Other income (expense)                        58         (44)
                                        --------    --------
Income before taxes                     $  9,100    $  9,165
                                        ========    ========

Segment income statement information for the three months ended September 30, 2004 and 2003 (restated) is set forth below:

                                          2004        2003
                                        --------    --------
Revenues
  Telephone                             $  5,802    $  6,154
  Online                                   1,740       1,689
  Eliminations                              (519)       (471)
                                        --------    --------
Total  revenues                         $  7,023    $  7,372

Operating income
  Telephone                                  613       1,177
  Online                                    (138)        (74)
                                        --------    --------
Total operating income                  $    475    $  1,103

Interest expense and income                  (77)       (114)
Income from equity method investments      2,757       2,456
Other income (expense)                        36         (42)
                                        --------    --------
Income before taxes                     $  3,191    $  3,403
                                        ========    ========

                        WARWICK VALLEY TELEPH6ONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 Dollars in thousands except per share amounts

NOTE 7: MATERIAL AND SUPPLIES

      Material and supplies are carried at average cost except that specific costs are used in the case of large individual items. As of September 30, 2004 and December 31, 2003, the material and supplies inventory consisted of the following:

                                                  2004       2003
                                                --------   --------
Inventory for outside plant                     $    282   $    231
Inventory for inside plant                           697        472
Inventory for online plant                            82         90
Inventory of video equipment                          31        283
Inventory of equipment held for sale or lease        149         77
                                                --------   --------
                                                $  1,241   $  1,153
                                                ========   ========

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

      Plant in service, at cost, consisted of the following as of September 30, 2004 and December 31, 2003:

                                                           2004      2003
                                                         --------   --------
Land, buildings, furniture and other support equipment   $  7,527   $  7,518
Network and communications plant                           29,426     27,273
Telephone plant                                            24,564     23,747
Online plant                                                9,729      9,513
                                                         --------   --------
Plant in service                                         $ 71,246   $ 68,051
Plant under construction                                    2,030      1,467
                                                         --------   --------
                                                           73,276     69,518
Less:  Accumulated depreciation                            32,016     28,196
                                                         --------   --------
Property, plant and equipment, net                       $ 41,260   $ 41,322
                                                         ========   ========

NOTE 9: INVESTMENTS

      The Company is a limited partner in Orange County-Poughkeepsie Limited Partnership ("O-P") and has a 7.5% investment interest which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P. The following summarizes O-P's income statement for the nine months ended September 30:

                             (Unaudited)
                           2004         2003
                        ----------   ----------
Net sales               $  122,486   $  107,617
Cellular service cost       11,697       13,288
Operating expenses           5,610        4,647
                        ----------   ----------
Net operating income       105,179       89,682
Other income                   717        1,145
                        ----------   ----------
Net income              $  105,896   $   90,827
                        ==========   ==========

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 Dollars in thousands except per share amounts

      The following summarizes O-P's income statement for the three months ended September 30:

                            (Unaudited)
                          2004       2003
                        --------   --------
Net sales               $ 42,852   $ 39,643
Cellular service cost      3,886      4,483
Operating expenses         1,904      1,901
                        --------   --------
Net operating income      37,062     33,259
Other income                 248        231
                        --------   --------
Net income              $ 37,310   $ 33,490
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

      The Company's Chief Executive Officer was elected to this committee in August 2003. Accordingly the Company, through its representation of this Operating Committee began exerting significant influence on the financial and operating decisions of Zefcom in the fourth quarter of 2003. As a result of this change, the Company changed its accounting for the Zefcom investment from the cost method to the equity method of accounting. In August 2004, the Company's Chief Financial Officer was elected to this committee replacing the Chief Executive Officer, thereafter, in October 2004 the Company's Business and Planning Director replaced the Chief Financial Officer in that role.

      In accordance with generally accepted accounting principles, the Company has adjusted its prior period financial results to record its 17% investment in Zefcom as if it had been accounted for under the equity method of accounting. The Company's share of Zefcom's losses has been reflected in "Other Income" in the Income Statement for the three and nine month periods ended September 30, 2004 and 2003. The impact to net income for the nine month period ended September 30, 2003 was a decrease of $108. Earnings per share also decreased by $0.01.

      In March 2004, the Company made an initial capital contribution of $238 in cash to Empire State Independent Fiber Network, LLC ("EsiNet"). The Company committed to contribute a total of $950 in four payments over the succeeding twelve months in connection with the Company's 25% interest in the venture. Two of these payments have already been made. The remaining payments of approximately $238 each are scheduled for, December 1, 2004 and April 1, 2005, respectively. EsiNet's operations are anticipated to begin during the first half of 2005.

      In October 2004, the Company completed the sale of all its interest in DataNet Communications Group for approximately $4,500 (see Note 12).

NOTE 10: PENSION AND POST RETIREMENT OBLIGATIONS

      The components of net periodic cost for the three months ended September 30 are as follows:

                                                          Post Retirement
                                     Pension Benefits        Benefits
                                      2004      2003      2004      2003
                                     ------    ------    ------    ------
Service Cost                         $   63    $  105    $   47    $   40
Interest Cost                           203       216        77        69
Expected Return On Plan Assets         (162)     (153)      (30)      (21)
Amortization Of Prior Service Cost       22        32         8         8
Amortization Of Net (Gain) Loss          35        35        52        45
Special Termination Benefits              0       169         0         0
                                     ------    ------    ------    ------

Net Periodic Benefit Cost            $  161    $  404    $  154    $  141
                                     ======    ======    ======    ======

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 Dollars in thousands except per share amounts

      The components of net periodic cost for the nine months ended September 30 are as follows:

                                                                Post Retirement
                                       Pension Benefits            Benefits
                                       2004        2003        2004        2003
                                     --------    --------    --------    --------
Service Cost                         $    189    $    315    $    141    $    121
Interest Cost                             609         647         231         208
Expected Return On Plan Assets           (487)       (459)        (90)        (64)
Amortization Of Prior Service Cost         66          95          24          24
Amortization Of Net (Gain) Loss           106         106         157         134
Special Termination Benefits                0         506           0           0
                                     --------    --------    --------    --------

Net Periodic Benefit Cost            $    483    $  1,210    $    463    $    423
                                     ========    ========    ========    ========

      The Company has previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $918 to its pension plan and $222 to its post retirement plan, respectively in 2004. During the nine months ended September 30, 2004, the Company has contributed $445 to its pension plan and $111 to its post retirement plan.

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

      The provisions of FSP 106-2 are effective for the first interim or annual period beginning after June 15, 2004 for all public companies. If the effects of FSP 106-2, including the subsidy, changes in participation rates, and changes in per capita claims costs, lead the employer to conclude that the enactment of FSP 106-2 was not a "significant event" for its plan, the effects should be incorporated in the valuation performed at the next measurement date required by FAS 106. Because clarifying regulations providing a firm definition of actuarial equivalence have not yet been issued, the Company is unable to determine whether the prescription drug benefits provided under its plans are actuarially equivalent to Medicare Part D benefits, and the Company has not recorded any impact of the Act for this group. Until the Company is able to make a determination as to actuarial equivalence, measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost will not include any effect of the subsidy. Although not expected to be significant, the Company expects to reflect the other effect of the Act (e.g., participation rates, healthcare cost trend rates, etc.) on postretirement benefit costs and obligations at the Company's next measurement date.

NOTE 11: SHAREHOLDERS' EQUITY

      The Company has 10,000,000 authorized Common Shares at $0.01 Par value; 5,000 authorized Preferred Shares at $100 par value; and 10,000,000 authorized Preferred Shares at $0.01 par value.

      On April 25, 2003, the Company announced a three-for-one stock split of the Company's Common Shares. Approval for the stock split was received from both the New York State Public Service Commission and the New Jersey Board of Public Utilities on October 6, 2003, and the additional shares resulting from the split were made available on October 13, 2003. Also, a par value of one cent per share was established for the Common Shares. As a result, earnings-per-share amounts for the three and nine month periods ended September 30, 2003 have been restated to reflect the stock split.

                        WARWICK VALLEY TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 Dollars in thousands except per share amounts

NOTE 12: SUBSEQUENT EVENT

      On October 28, 2004 the Company completed the sale of all of its shares in DataNet Communications Group, Inc. (also known as Hudson Valley DataNet), ("DataNet") to DCG Acquisition, LLC, an affiliate of Quadrangle Capital Partners, LP (together with its affiliated funds, "Quadrangle") for approximately $4,500. The Company received $3,600 in cash. In addition, $900 will be retained in escrow on the Company's behalf until May 1, 2005 (or later with respect to any amount relating to claims pending) to secure certain indemnification obligations of DataNet under an agreement between DataNet, DCG Acquisition LLC, John Galanti and Quadrangle, pursuant to Quadrangle's acquisition of a controlling interest in DataNet. The amounts held in escrow and not required for payment of indemnification obligations will be paid over to the Company with interest when the escrow is terminated. The Company's original investment in DataNet was $1,000. Accordingly the Company expects to realize a pre-tax gain of approximately $3,500, less any amounts withheld to pay for indemnification obligations, as noted above.

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

      RESTATEMENT:

      On December 4, 1998, the New York Public Service Commission ("NYPSC") issued Cases 94-C-0095 and 28425 ("Order"), which required the Company to reduce traffic sensitive access charges to inter-exchange carriers. This Order was effective from January 1, 1999 to present and consequently had no impact on periods prior to that date. The Company has determined that it did not reduce traffic sensitive charges to inter-exchange carriers during the period January 1, 1999 to March 31, 2004, as stipulated by the Order. As a result, the Company recorded additional revenues from inter-exchange carriers in the amount equal to the incremental difference between the rate charged and the rate that would comply with the Order. Accordingly, the Company has restated its financial statements for all prior periods affected as the cumulative impact for periods prior to June 30, 2004 would have been material if recorded in the second quarter of 2004. The Company has restated the prior periods to reduce revenue, accrue interest, and record the related tax impact. The Company has filed an amendment to the Company's 2003 Annual Report on Form 10-K reflecting the impact of this restatement. The following tables present the impact of the restatement.

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

                                        Three months ended September 30, 2003     Nine months ended September 30, 2003
                                        -------------------------------------     ------------------------------------
                                         As Previously                             As Previously
                                            Reported           As Restated            Reported           As Restated
                                         -------------        -------------        -------------        -------------

Operating revenues                       $       7,420        $       7,372        $      21,756        $      21,610
Operating income                         $       1,151        $       1,103        $       3,082        $       2,936
Interest expense                         $        (105)       $        (114)       $        (306)       $        (331)
Total other income (expense)             $       2,308        $       2,300        $       6,254        $       6,229
Income before income taxes               $       3,459        $       3,403        $       9,336        $       9,165
Income taxes                             $       1,173        $       1,154        $       3,165        $       3,104
Net income                               $       2,286        $       2,249        $       6,171        $       6,061
Basic & diluted earnings per share       $        0.42        $        0.41        $        1.13        $        1.12

The impact of the restatement on the consolidated statement of cash flows for the nine months ended September 30, 2003 was as follows:

                                        Nine months ended September 30, 2003
                                        ------------------------------------
                                         As Previously
                                            Reported          As Restated
                                          ------------        ------------
Net income                                $      6,171        $      6,061
Deferred income taxes                     $        353        $        294
Increase in accrued access billing        $          -        $        170

SALE OF INVESTMENT:

      On October 28, 2004 the Company completed the sale of all its shares in DataNet for $4,500. The Company's original investment in DataNet was $1,000. The expected gain on the sale of this transaction will be reflected in the Company's fourth quarter 2004 operating results.


OVERVIEW: RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 - (in thousands)

OPERATING REVENUES

      Operating revenues decreased by $349 (or 5%) for the three-month period ended September 30, 2004. This decrease was due primarily to a reduction in network access revenues of $230 (or 9%) which resulted largely from lower local switching support revenues received from the Universal Service Administration Corporation ("USF"), and rate reductions attributable to the implementation of the aforementioned Order described above under Restatement. Long Distance service revenues decreased $41 (or 4%) for the three month period ended September 30, 2004 due to the continued decline in interstate interLATA call volume following customer trends towards wireless communications. Online service revenues increased $51 (or 3%) due primarily to increases of $160 (or 28%) in DSL revenues and $136 (or 58%) in Video revenues, resulting from the continued expansion of our customer base for these products. These increases were offset by a decrease of $249 (or 28%) in dial up services due to customers primarily outside of our service territory migrating to other high speed Internet connections. A decrease of $163 (or 19%) in other services and sales revenues was the result of lower rates that were mandated by the FCC for reciprocal compensation and an overall decrease in sale of other non-regulated ancillary services. Local service revenues were flat as access line losses were offset by increased sales of additional calling features to existing customers. Directory advertising sales were also flat reflecting the continued market trend towards slow growth in the demand for directory ad pages.

OPERATING EXPENSES

      Total operating expenses increased $279 (or 4%) for the three month period ended September 30, 2004. An increase in depreciation and amortization expense of $43 (or 3%) reflects ongoing plant upgrades to accommodate the growing DSL business as well as the cost of the Video equipment installed to expand the number of Video service subscribers. Other plant non-specific expenses increased $151 (or 22%) due primarily to Video content costs for our growing Video subscriber base. Corporate operations expenses increased $275 (or 28%) mainly due to professional and consulting fees associated with Sarbanes-Oxley Act
Section 404 compliance. Partially offsetting these increases were lower plant specific expenses of $235 (or 17%) due primarily to lower trunkline costs.

OTHER INCOME (EXPENSE)

      Other income (expense) increased by $416 (or 18%) for the three month period ended September 30, 2004 from $2,300 in the corresponding period of 2003 due primarily to an increase in income from O-P. The partnership's earnings increased 11% over the comparable period last year. Continuing strong O-P call volume remains the primary factor behind the increase.

      Interest expense (net) decreased by $37 (or 32%) for the three month period ended September 30, 2004 from $114 in the corresponding period of 2003 due to lower interest rates from the debt refinancing in February 2003.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 - (in thousands)

OPERATING REVENUES

      Operating revenues decreased by $662 (or 3%) to $20,948 for the nine-month period ended September 30, 2004. This decrease was due primarily to a decrease in network access revenues of $674 (or 9%) which resulted largely from lower local switching support revenues received from the Universal Service Administration Corporation, and rate reductions attributable to the implementation of the aforementioned Order described above under Restatement. Long distance service revenues increased $54 (or 2%) due primarily to an increase in revenues from wireless carriers. Online service revenues increased $248 (or 5%) due primarily to increases of $524 (or 33%) in DSL revenues and $516 (or 98%) in Video revenues, resulting from the continued expansion of our customer base for these products. These increases were offset by a decrease of $827 (or 29%) in dialup services due to the migration of customers (primarily outside of our service territory) to other high speed Internet connections. A decrease of $330 (or 13%) in other services and sales revenue was the result of lower rates that were mandated by the FCC for reciprocal compensation and overall decreases in the sale of other non-regulated ancillary services. Local service revenues were flat as access line losses were offset by increased sales of additional calling features to existing customers. Directory advertising sales were also flat reflecting the continued market trend towards slow growth in the demand for directory ad pages.

OPERATING EXPENSES

      Total operating expenses increased $809 (or 4%) for the nine month period ended September 30, 2004. The increase in depreciation and amortization expense of $312 (or 9%) reflects ongoing plant upgrades to accommodate the growing DSL business as well as the cost of the Video equipment to service the expanding number of Video service subscribers. Other plant non-specific expenses increased $343 (or 17%) due primarily to Video content costs for our growing Video subscriber base. Customer operations expenses increased $229 (or 7%) due to higher labor costs resulting from additions to sales and computer support. Corporate operations increased $503 (or 15%) primarily as the result of increased professional fees and consulting fees associated with Sarbanes-Oxley
Section 404 compliance. The decrease of $292 (or 8%) in plant specific expenses, and $405 (or 22%) in cost of services and sales was due primarily to lower trunk line costs for voice and Internet services with interconnection companies in 2004.

OTHER INCOME (EXPENSE)

      Other income (expense) increased by $1,406 (or 23%) for the nine month period ended September 30, 2004 from $6,229 in the corresponding period of 2003 due primarily to an increase in income from O-P. The partnership's earnings increased 17% over the comparable period last year. Continuing strong O-P call volume remains the primary factor behind the increase.

      Interest expense (net) decreased by $117 (or 35%) for the nine month period ended September 30, 2004 from $331 in the corresponding period of 2003 due to lower interest rates from debt refinancing in February 2003.

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

      The Company's Chief Executive Officer was elected to this committee in August 2003. Accordingly the Company, through its representation of this Operating Committee began exerting significant influence on the financial and operating decisions of Zefcom in the fourth quarter of 2003. As a result of this change, the Company changed its accounting for the Zefcom investment from the cost method to the equity method of accounting. In August 2004, the Company's Chief Financial Officer was elected to this committee replacing the Chief Executive Officer thereafter in October 2004 the Company's Business and
Planning Director replaced the Chief Financial Officer in that role.

      In accordance with generally accepted accounting principles, the Company has adjusted its prior period financial results to record its 17% investment in Zefcom as if it had been accounted for under the equity method of accounting. The Company's percentage of Zefcom's losses have been reflected in the "Other Income" in the Income Statement for the three and nine month periods ended September 30, 2004 and 2003. The impact to net income for the three and nine month periods ended September 30, 2003 was a loss of $42 and $108, respectively. Earnings per share for 2003 also decreased by $0.01 and $0.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES

       The Company had $13,742 of cash and cash equivalents available at September 30, 2004. The Company has a $4,000 line of credit with a bank, of which the entire amount remained unused at September 30, 2004. Interest is at a variable rate and borrowings are on a demand basis without restrictions. In addition the Company had an $18,475 unsecured term credit facility with CoBank, ACB at a variable rate (approximately 3.5% for the period January 1, through September 30, 2004) which expired on September 30, 2004. The Company had utilized $12,000 of the CoBank, ACB term credit as of September 30, 2004. Beginning in October 2004 the Company is required to make principal payments on outstanding debt for 32 consecutive quarters. The Company's first principal payment was made on October 20, 2004.

CASH FROM OPERATING ACTIVITIES

      During 2004 the Company's primary source of funds continues to be cash generated from operations (augmented by distributions from O-P as described below). For the nine month period ended September 30, 2004, net cash from operating activities was less than our capital expenditures due to the Company's continuing growth of the Video business. Cash from operating activities decreased $1,531 as compared to the corresponding period in 2003 mainly due to the timing of cash receipts from customers and payments to vendors.

CASH FROM INVESTING ACTIVITIES

      Capital expenditures totaled $3,890 during the nine month period ended September 30, 2004 as compared to $3,561 for the corresponding period of 2003, reflecting a leveling off of investment required for the rollout of the Video business as it moves towards completion.

      The Company's cash distribution from O-P for the Company's share of O-P's earnings was $8,925 for the nine months ended September 30, 2004 versus $8,250 for the comparable period last year. Strong O-P call volume is the primary factor for the increase.

      In March 2004, the Company made a capital contribution of $238 to EsiNet. An additional capital contribution of $238 was made on August 1, 2004. The Company is committed to contribute a total of $950. The balance will be remitted in two payments of approximately $238 each on December 1, 2004 and April 1, 2005, respectively.

CASH FROM FINANCING ACTIVITIES

      Dividends declared by the Board of Directors of Warwick Valley Telephone Company were $0.19 per share for the three month period ended September 30, 2004, compared to $0.16 for the corresponding period in 2003. The total dividends paid for the nine months ended September 30, 2004 for common stock by Warwick Valley Telephone Company were $3,133, compared to $2,777 for the same period in 2003. In September 2004 the Company borrowed $5,000 under its loan facility with CoBank to be used for future capital expenditures and strategic acquisitions. Those funds were borrowed at that time because the commitment period under the facility was expiring. The funds have been invested by CoBank on the Company's behalf in short-term cash equivalents. In December 2003 the Company borrowed $4,000 to repay secured mortgage notes that had reached maturity. In February 2003, the Company used $3,149 of its unsecured credit facility with CoBank to repay existing debt and pay costs associated with closing the commitment with CoBank.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      The Company adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") in 2003. FIN 46, which is an interpretation of ARB No. 51, "Consolidated Financial Statements", addresses the consolidation of investments made by a business enterprise, structured in a way that, although the enterprise may have less than a majority interest in the voting rights, the investment exhibits other characteristics making the enterprise the primary beneficiary of the investment, absorbing the majority of the losses, receiving the majority of the expected residual returns, and thereby requiring consolidation by the business enterprise. As of September 30, 2004, FIN 46 did not significantly impact the Company's operating results or financial position. The Company will continue to monitor the impact of FIN 46 on an ongoing basis.

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

      The Company has concluded that it did not have an asset retirement obligation as defined by SFAS No.143, as of September 30, 2004 or December 31, 2003. The Company historically recorded cost of removals through depreciation rates and accumulated depreciation. In conjunction with the adoption of SFAS No.143, the Company has reclassified $563 and $505 as of September 30, 2004 and December 31, 2003, respectively, from accumulated depreciation to a regulatory liability for the cost of removal that the Company has recorded through its historical depreciation rates.

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

      The Company's territory is surrounded by the territories of Verizon Communications, Inc., Frontier - A Citizen's Communications Company and Sprint Telephone, all of which offer residential and business telephone services and equipment. There are also several competitive telephone companies located within a 30-mile radius of Warwick, New York. Voice Over Internet Protocol ("VoIP") providers are also beginning to offer limited service within the Company's local service area. The Company is also working towards launching its own VoIP product sometime in the first half of 2005. The Company's residential customers can purchase telephone sets (including cellular sets) and equipment at other retail outlets inside and outside the Company's territory and not affiliated with the Company.

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

      Online competes both on the basis of service and price. There are numerous competitors throughout Online's market area whose services are available to customers. During the third quarter of 2004 the Company's DSL product, Ultralink, increased its penetration level to 31.3% of establishments passed. Conversely, the number of customers for Online's dial-up product decreased 11.56% due to the migration of customers to high speed Internet provided by the Company and by the competition. Switches to competing service providers occurred primarily outside of our service territory. Whether customer and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the level of demand for services.

      Our Video product was launched in April of 2002 and is competing against entrenched cable companies including Service Electric Company ("SEC"), Cablevision and satellite TV companies such as Direct TV and Dish Network.

      On November 10, 2003 the FCC issued an order requiring intermodal portability (wireline to wireless) in the top one hundred Metropolitan Service Areas ("MSA") by November 23, 2004 where the requesting wireless carrier's "coverage area" overlaps that of the local exchange carrier. The Company did provide intermodal Local Number Portability ("LNP") by May 24, 2004. LNP may assist a competitor in obtaining our customers because customers can keep their current telephone number, even when they switch their telephone service from the Company to another carrier. As of September 30, 2004, LNP had not posed a significant competitive risk within the Company's service territory.

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

      As discussed in previous filings, the Company's investment in O-P has over the years been increasing in value to such an extent that it could raise an issue as to whether the Company is required to register as an "investment company" under the Investment Company Act of 1940. That question arises if the fair value of all of the Company's so-called "investment securities" exceeds forty percent of the fair value of the Company's total assets. At a meeting near the end of September 2004, the Company's Board of Directors determined that the fair value of the Company's investment securities (principally, its investment in O-P) now slightly exceeds that threshold. However, because of, among other things, the nature of its business as a telephone company and the fact that slightly less than seventy-five percent of its operating revenues are derived from sources other than O-P, the Company does not believe that it is required to register as an investment company.

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

SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002

      As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the Company's internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of the Company's internal controls over financial reporting. In addition, the public accounting firm auditing a public company's financial statements must also attest to and report on management's assessment of the effectiveness of the Company's internal controls over financial reporting as well as the operating effectiveness of the Company's internal controls. While the Company is expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a significant risk that the Company will not comply with all of the requirements imposed by Section 404. If the Company fails to have an effectively designed and operating system of internal control, it will be unable to comply with the requirements of Section 404 in a timely manner. If the Company is unable to complete its assessment as to the adequacy of its internal control over financial reporting as of December 31, 2004 as required by Section 404 of the Sarbanes-Oxley Act of 2002, or if such assessment is completed and material weaknesses are identified and reported, its external auditors may either disclaim an opinion as it relates to management's assessment of the effectiveness of its internal control or may issue an adverse opinion on the effectiveness of the Company's internal controls. This may impact the reliability of our internal controls over financial reporting.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company does not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes. The Company's only assets exposed to market risk are its interest bearing bank accounts, into which the Company deposits its excess operating funds on a daily basis and the $5,000 of recently borrowed funds which CoBank has deposited in an interest bearing account on the Company's behalf. The Company has the option of choosing the following rate options from CoBank:
      Weekly Quoted Variable Rate, Long-Term Fixed Quote and a Libor Option. The Company does not believe that its exposure to interest rate risk is material.

ITEM 4. CONTROLS AND PROCEDURES

      1.    Evaluation of Disclosure Controls and Procedures

            The Company's management, including the Company's Chief Executive Officer and Principal Accounting Officer conducted an evaluation as of September 30, 2004 regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that, except for the material weaknesses in internal controls noted below, the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

            The Company's management has also commenced and is in the process of completing its evaluation of its internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, as discussed below.

      2.    Changes in Internal Controls

            There have been no significant changes in the Company's internal controls over financial reporting during the third quarter of 2004 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

      3.    Sarbanes-Oxley Section 404 Compliance

            Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") will require the Company to include an internal control report from management in its Annual Report on Form 10-K for the year ended December 31, 2004 and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management's responsibility for establishing and maintaining adequate internal controls over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company's internal controls over financial reporting, (3) management's assessment of the effectiveness of the Company's internal controls over financial reporting as of December 31, 2004, including a statement as to whether or not internal controls over financial reporting are effective, and (4) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal controls over financial reporting.

            Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, the Company has been conducting a process to document and evaluate its internal controls over financial reporting in 2004. In this regard, the Company has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (1) assess and document the adequacy of internal controls over financial reporting; (2) take steps to improve control processes where required; (3) validate through testing that controls are functioning as documented; and (4) implement a continuous reporting and improvement process for internal controls over financial reporting. The Company believes its process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

      During the third quarter of 2004, the Company commenced testing of its internal controls. The Company's documentation and testing to date have identified certain internal control deficiencies in the documentation, design and effectiveness of internal controls over financial reporting that the Company is in the process of remediating, several of which have been identified as material weaknesses. As a result, the Company has concluded that the following internal control deficiencies constituted material weaknesses: deficiencies related to a lack of segregation of duties; deficiencies related to manually intensive processes; and deficiencies related to lack of formal review or reconciliations.

      Given the risks inherent in the design and operation of internal controls over financial reporting, the Company can provide no assurance as to its or its independent auditor's conclusions at December 31, 2004 with respect to the effectiveness of its internal controls over financial reporting.

      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

      The Company, having identified these internal control weaknesses, is developing a remediation program that will begin to correct these deficiencies throughout the balance of 2004 and on into 2005. The Company is allocating the necessary resources and manpower to this task, as well as working towards adding additional resources and manpower where needed.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

      SHAREHOLDERS IN 401(K) PLAN

      As of September 30, 2004 3.0% of the Company's outstanding Common Shares were held by employees in the Company's 401(k) plan. These percentages fluctuate quarterly.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits -

            31.1  Chief Executive Officer Certification

            31.2  Principal Accounting Officer Certification

            32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Herbert Gareiss, Jr.-principal executive officer.

            32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Kevin J. Kerr -principal accounting officer.

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

            On August 16, 2004 Warwick Valley Telephone Company (the "Company") gave notice that Form 12b-25 was filed on August 10, 2004 with the Securities and Exchange Commission ("SEC"), informing the SEC of the late filing of its Quarterly Report on Form 10-Q for the period ended June 30, 2004.

            On August 18, 2004, the Company stated that it had been delayed in filing its Quarterly Report on Form 10-Q for the period ended June 30, 2004. The Company also stated that it expected to file its Quarterly Report no later than August 25, 2004.

            On September 3, 2004 the Company announced its agreement to sell it shares in DataNet Communications Group, Inc. (Hudson Valley DataNet).

            On September 20, 2004 Mr. Philip A. Grybas, Chief Financial Officer of the Company submitted his resignation to the company's Board of Directors to take a position with SureWest Communications, Roseville, California.

            On November 1, 2004 the Company announced the closing of the sale of all its shares in DataNet Communications Group, Inc.

            On November 9, 2004, the Company mailed an informational newsletter to keep shareholders informed about developments within the Company as well as the strategies for growing our business and the state of the telecommunications industry in general.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Warwick Valley Telephone Company
                                                  Registrant

Date  11/12/04                          /s/Herbert Gareiss, Jr.
                                        Herbert Gareiss, Jr., President
                                        (Chief Executive Officer)

Date 11/12/04                           /s/Kevin J. Kerr
                                        Kevin J. Kerr, Controller
                                        (Principal Accounting Officer)