Form 10-Q/A
period 2004-03-31
WARWICK VALLEY TELEPHONE CO
filed 2005-04-14
CIK 104777

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A AMENDMENT NO. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-11174

WARWICK VALLEY TELEPHONE COMPANY

(Exact name of registrant as specified in its charter)

New York	14-1160510

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

47 Main Street, Warwick, New York	10990

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (845) 986-8080

Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☑  No  ☐

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑  No  ☐.

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,401,200 Common Shares, $.01 par value, outstanding at May 3, 2004 adjusted for the stock split that took place on October 6, 2003.

Index to Form 10Q

Explanatory Note	3

Part I - Financial Information

Item 1. Financial Statements (Unaudited)	4
Consolidated Balance Sheets as of March 31, 2004, as restated, and December 31, 2003.	4
Consolidated Statements of Income for the three months ended March 31, 2004 and 2003, as restated.	5
Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003, as restated.	6
Notes to Consolidated Financial Statements.	7-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18

Item 4. Controls and Procedures.	18

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.	19-24
EX-31.1 Certification 302-CEO
EX-31.2 Certification 30-CFO
EX-32.1 Certification 906-CEO
EX-32.2 Certification 906-CFO

EXPLANATORY NOTE

This report on Form 10-Q/A constitutes Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Warwick Valley Telephone Company (the “Company”) for the three months ended March 31, 2004, which was originally filed on May 10, 2004 (the “Original Form 10-Q”). This Amendment No. 1 is being filed to amend Item 1 (Financial Statements), Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 4 (Controls and Procedures) and Item 6 (Exhibits and Reports on Form 8-K) to reflect certain restatements to the Company’s revenues and related matters that became necessary as described under the caption “Restatement” in Item 2 and in Note 2: Restatement in the Notes to Consolidated Financial Statements included herein. The remainder of the Original Form 10-Q is unchanged and is not reproduced in this Amendment No. 1. Except for the matters that led to the restatement just referred to, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above and except as necessary to adapt the format presentation to that now used by the Company.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
($ in thousands except share amounts)

	March 31,	December 31,
	2004	2003
	(Restated)
Assets

Current Assets:
Cash	$5,942	$5,717
Accounts receivable - net of reserve for uncollectibles of $119 and $508, respectively	3,407	3,420
Other receivables	322	273
Materials and supplies	1,533	1,153
Prepaid expenses	773	681
Deferred income taxes	381	495

Total Current Assets	$12,358	$11,739

Property, plant and equipment, net	40,959	41,322
Unamortized debt issuance costs	112	115
Intangible asset - pension	744	744
Other deferred charges	542	510
Investments	6,255	5,303

Total Assets	$60,970	$59,733

Liabilities
Current Liabilities
Accounts payable	$949	$1,559
Current portion of long term debt	447	223
Advance billing and payments	224	247
Customer deposits	137	135
Accrued taxes	1,268	506
Pension and post retirement benefit obligations	876	1,139
Accrued access billing	759	694
Other accrued expenses	1,192	1,252

Total Current Liabilities	$5,852	$5,755

Long-term debt	6,702	6,926
Deferred income taxes	4,333	4,119
Other liabilities and deferred credits	557	536
Pension and post retirement benefit obligations	4,815	4,511

Total Liabilities	$22,259	$21,847

Shareholders’ Equity
Preferred Shares - $100 par value; authorized and issued shares 5,000; $0.01 par value authorized and unissued shares 10,000,000;	$500	$500
Common Shares - $0.01 par value; authorized shares 10,000,000 Issued 5,984,883 as of March 31, 2004 and December 31, 2003	60	60
Treasury stock - $0.01 par value, 583,683 Common Shares as of March 31, 2004 and as of December 31, 2003	(3,598)	(3,598)
Additional paid in capital	3,473	3,473
Accumulated other comprehensive income	(765)	(765)
Retained earnings	39,041	38,216

Total Shareholders’ Equity	$38,711	$37,886

Total Liabilities and Shareholders’ Equity	$60,970	$59,733

Please see accompanying notes which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($ in thousands except per share amounts)

FOR THE THREE MONTHS ENDED MARCH 31,
	2004	2003
	(Restated)	(Restated)
Operating Revenues:
Local network service	$1,014	$1,031
Network access service	2,195	2,277
Long distance services	937	956
Directory advertising	367	365
Online services	1,716	1,595
Other services and sales	769	872

Total operating revenues	6,998	7,096

Operating Expenses:
Plant specific	1,056	1,074
Plant non-specific:
Depreciation & amortization	1,338	1,164
Other	694	645
Customer operations	1,125	1,036
Corporate operations	1,347	1,127
Cost of services and sales	528	467
Property, revenue and payroll taxes	376	389

Total operating expenses	6,464	5,902

Operating income	534	1,194

Other Income (Expense)
Interest (expense), net of capitalized interest	(67)	(102)
Income from equity method investments	2,364	1,839
Other income (expense), net	49	(30)

Total other income (expense) - net	2,346	1,707

Income before income taxes	2,880	2,901

Income Taxes	1,022	974

Net Income	1,858	1,927

Preferred Dividends	6	6

Income Applicable to Common Stock	$1,852	$1,921

Basic & Diluted Earnings per Share of Outstanding Common Stock	$0.34	$0.36

Weighted Average Shares of Common Stock Outstanding	5,401,200	5,399,555

Please see accompanying notes which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

FOR THE THREE MONTHS ENDED MARCH 31,
	2004	2003
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,858	$1,927
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,338	1,164
Deferred income tax and investment tax credit	328	100
Interest charged to construction	(3)	(22)
Income from equity investments	(2,364)	(1,839)

Change in assets and liabilities:
(Increase) Decrease in accounts receivable	13	496
(Increase) Decrease in other receivables	(49)	(294)
(Increase) Decrease in materials and supplies	(380)	104
(Increase) Decrease in prepaid expenses	(92)	(34)
(Increase) Decrease in deferred charges	(32)	(108)
Increase (Decrease) in accounts payable	(610)	(1,069)
Increase (Decrease) in customers’ deposits	2	7
Increase (Decrease) in advance billing and payments	(23)	(21)
Increase (Decrease) in accrued taxes	762	1,030
Increase (Decrease) in pension and post retirement benefits obligations	42	120
Increase (Decrease) in accrued access billing	65	56
Increase (Decrease) in other accrued expenses	(40)	(444)

Net cash and cash equivalents provided by operating activities	$815	$1,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(972)	(1,230)
Interest charged to construction	3	22
Distribution from partnership	1,650	2,250
Investment contributions	(238)	0

Net cash and cash equivalents provided by investing activities	$443	$1,042

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in notes payable	0	(2,500)
Proceeds from issuance of long-term debt	0	3,149
Unamortized debt issuance	0	(123)
Dividends (Common & Preferred)	(1,033)	(870)
Sale of common stock	0	10

Net cash and cash equivalents used in financing activities	$(1,033)	$(334)

Increase (Decrease) in cash and cash equivalents	225	1,881

Cash and cash equivalents at beginning of period	5,717	1,641

Cash and cash equivalents at end of period	$5,942	$3,522

Please see accompanying notes which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dollars in thousands except per share amounts

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     Warwick Valley Telephone Company (the “Company”) provides communications services to customers in the Towns of Warwick, Goshen, and Wallkill, New York and the Townships of Vernon and West Milford, New Jersey. Its services include providing local, toll telephone service to residential and business customers, access and billing and collection services to interexchange carriers, Internet access and Video service.

Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and any disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K/A.

Reclassifications

     Certain amounts previously reported for prior periods have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements. Such reclassifications had no effect on the results of operations or shareholders’ equity as previously recorded.

NOTE 2: RESTATEMENT

     On December 4, 1998, the New York Public Service Commission (“NYPSC”) issued Cases 94-C-0095 and 28425 (“Order”), which required the Company to reduce traffic sensitive access charges to inter-exchange carriers. This Order was effective from January 1, 1999 to the present and consequently did not impact periods prior to January 1, 1999. The Company has determined that it did not reduce traffic sensitive charges to inter-exchange carriers during the period January 1, 1999 to March 31, 2004, as stipulated by the Order. As a result, the Company recorded additional revenues from inter-exchange carriers in the amount equal to the incremental difference between the rate charged and the rate that would comply with the Order. Accordingly, the Company has restated its financial statements for all prior periods affected as the cumulative impact for reporting periods prior to June 30, 2004 would have been material if recorded in the second quarter of 2004. The Company has restated the prior periods to reduce revenue, accrue interest, and record the related tax impact. The Company has filed an amendment to the Company’s 2003 Annual Report on Form 10-K reflecting the impact of this restatement. The following tables present the impact of the restatement.

     As of March 31, 2004, the NYPSC had not made a final determination regarding the amount of the Company’s obligation and whether the Company would be required to make a refund, the way any refund would be calculated or of the amount or timing of any payments. In February 2005, the Company reached a final agreement with the NYPSC to repay a total of $827, representing the total amount by which access charges should have been reduced, plus an imputed interest factor, as full settlement of all claims. The liability amounts recorded in the Company’s Form 10Q filed for the periods ended June 30, 2004, and September 30, 2004, were based on the Company’s best estimate at that time. Any difference between that previously recorded and the final settlement amount of $827 represents a difference in methodology of calculating only the interest portion of the liability. The methodology utilized in determining the interest portion of the final settlement amount is that agreed by the NYPSC. The Company will record the difference during the fourth quarter of 2004 and reflect such difference in the Company’s filing of Form 10K for the period ended December 31, 2004.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dollars in thousands except per share amounts

The impact of the restatement on the consolidated statement of income for the three months ended March 31, 2004 and 2003, respectively, was as follows:

	Three months ended March 31, 2004			Three months ended March 31, 2003
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

Operating revenues	$7,055	$(57)	$6,998	$7,145	$(49)	$7,096
Operating income	$591	$(57)	$534	$1,243	$(49)	$1,194
Interest expense	$(59)	$(8)	$(67)	$(95)	$(7)	$(102)
Total other income (expense)	$2,354	$(8)	$2,346	$1,714	$(7)	$1,707
Income before income taxes	$2,945	$(65)	$2,880	$2,957	$(56)	$2,901
Income taxes	$1,044	$(22)	$1,022	$993	$(19)	$974
Net income	$1,901	$(43)	$1,858	$1,964	$(37)	$1,927
Basic & diluted earnings per share	$0.35	$(0.01)	$0.34	$0.36	$—	$0.36

The impact of the restatement on the consolidated statement of cash flows for the three months ended March 31, 2004 and 2003, respectively, was as follows:

	Three months ended March 31, 2004			Three months ended March 31, 2003
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

Net income	$1,901	$(43)	$1,858	$1,964	$(37)	$1,927
Deferred income tax	$350	$(22)	$328	$119	$(19)	$100
Increase in accrued access billing	$—	$65	$65	$—	$56	$56

The impact of the restatement on the consolidated balance sheet as of March 31, 2004 was as follows:

	March 31, 2004
	As Previously
	Reported	Adjustment	As Restated

Total current assets	$12,096	$262	$12,358
Total assets	$60,708	$262	$60,970
Total current liabilities	$4,646	$1,206	$5,852
Total liabilities	$21,500	$759	$22,259
Retained earnings	$39,538	$(497)	$39,041
Total shareholders’ equity	$39,208	$(497)	$38,711

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dollars in thousands except per share amounts

NOTE 3: IMPACT OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

     The Company’s rates are regulated by the Federal Communications Commission (“FCC”), New York State Public Service Commission (“NYSPSC”), and New Jersey Board of Public Utilities (“NJBPU”) and therefore, the Company reflects the effects of the rate making actions of these regulatory bodies in its financial statements. On December 20, 2003, the FCC notified carriers by order that it would not adopt SFAS No. 143 since the FCC concluded that SFAS No.143 conflicted with the FCC’s current accounting rules that require telephone companies to accrue for asset retirement obligations through prescribed depreciation rates.

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

NOTE 6: SEGMENT INFORMATION

     The Company’s segments are strategic business units that offer different products and services and are managed as telephone and online services. We evaluate segment performance based upon factors such as revenue growth, expense containment, market share and operating income.

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

     The online segment provides high speed and dial up Internet services, help desk operations, and Video over VDSL.

     Segment balance sheet information as of March 31, 2004 (restated) and December 31, 2003 is set forth below:

	March 31,	December 31,
	2004	2003
Assets
Telephone	$65,895	$62,825
Online	10,201	9,883
Elimination	(15,126)	(12,975)

Total assets	$60,970	$59,733

     Segment income statement information for the three months ended March 31, 2004 and 2003 (restated) is set forth below:

	2004	2003

Revenues
Telephone	$5,790	$5,941
Online	1,716	1,595
Eliminations	(508)	(440)

Total revenues	$6,998	$7,096

Operating income
Telephone	557	1,069
Online	(23)	125

Total operating income	$534	$1,194

Interest expense and income	(67)	(102)
Income from equity method investments	2,364	1,839
Other income (expense)	49	(30)

Income before taxes	$2,880	$2,901

NOTE 7: MATERIAL AND SUPPLIES

     Material and supplies are carried at average cost except that specific costs are used in the case of large individual items. As of March 31, 2004 and December 31, 2003, the material and supplies inventory consisted of the following:

	March 31,	December 31,
	2004	2003

Inventory for outside plant	$205	$231
Inventory for inside plant	973	472
Inventory for online plant	103	90
Inventory of video equipment	107	283
Inventory of equipment held for sale or lease	145	77

	$1,533	$1,153

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dollars in thousands except per share amounts

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

     Plant in service, at cost, consisted of the following as of March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003

Land, buildings, furniture and other support equipment	$7,527	$7,518
Network and communications plant	27,603	27,273
Telephone plant	23,929	23,747
Online plant	9,947	9,513

Plant in service	$69,006	$68,051
Plant under construction	1,512	1,467

	70,518	69,518
Less: Accumulated depreciation	29,559	28,196

Property, plant and equipment, net	$40,959	$41,322

NOTE 9: INVESTMENTS

     The Company is a limited partner in Orange County-Poughkeepsie Limited Partnership (O-P) and has a 7.5% investment interest which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P. The following summarizes O-P’s income statement for the three months ended March 31:

	(Unaudited)
	2004	2003

Net sales	$37,441	$31,687
Cellular service cost	3,518	5,436
Operating expenses	1,988	602

Net operating income	31,935	25,649
Other income	268	616

Net income	$32,203	$26,265

     The Company also owns 17% of Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells Sprint PCS under private label. Prior to the fourth quarter of 2003, this investment had historically been recorded on the cost method of accounting. Zefcom formed an Executive Operating Committee (the “Operating Committee”) consisting of representatives from three of the investors in Zefcom. The Operating Committee’s responsibilities are to assist management, as necessary, in relations with consultants and prospective investors and in matters of finance. The Company’s Chief Executive Officer was elected to this committee, and accordingly, the Company, through its representation on this Operating Committee began exerting significant influence over the financial and operating decisions of Zefcom in the fourth quarter of 2003. As a result of this change, the Company changed its accounting for the Zefcom investment from the cost method to the equity method of accounting. In accordance with generally accepted accounting principles, the Company has adjusted its prior period financial results to record its 17% investment in Zefcom as if it had been accounted for under the equity method of accounting. The Company’s percentage of Zefcom’s losses have been reflected in “Other Income” in the Income Statement for the three-month periods ended March 31, 2004 and 2003. The impact to Net Income for the three month period ended March 31, 2003 was $32, earnings per share also decreased by $0.01.

     On March 2004, the Company made an initial capital contribution of $238 cash to Empire State Independent Fiber Network, LLC (“EsiNet”). The Company is committed to contribute a total of $950 in four payments over the next twelve months which then will result in a 25% interest in the venture. EsiNet’s operations are anticipated to begin in the third quarter of 2004.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dollars in thousands except per share amounts

NOTE 10: PENSION AND POST RETIREMENT OBLIGATIONS

     The components of net periodic cost for the three months ended March 31:

			Post Retirement
	Pension Benefits		Benefits
	2004	2003	2004	2003

Service Cost	$63	$80	$47	$32
Interest Cost	203	166	77	56
Expected Return On Plan Assets	(162)	(153)	(30)	(21)
Amortization Of Prior Service Cost	22	32	8	8
Amortization Of Net (Gain) Loss	35	35	52	45
Special Termination Benefits	—	150	—	—

Net Periodic Benefit Cost	$161	$310	$154	$120

     The Company has previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $918 to its pension plan and $222 to its post retirement plan, respectively in 2004. As of March 31, 2004, the Company has contributed $208 to its pension plan and $55 to its post retirement plan.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company is impacted by the Act since it sponsors a postretirement health care plan that provides prescription drug benefits. The Company has elected to defer recognition of the Act in accordance with Financial Accounting Standards Board Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” As a result, any measures of net periodic postretirement benefit cost do not reflect the effects of the Act on the plan. Specific authoritative guidance on accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

NOTE 11: SHAREHOLDERS’ EQUITY

     The Company has 10,000,000 authorized Common Shares at $0.01 Par value; 5,000 authorized Preferred Shares at $100 par value; and 10,000,000 authorized Preferred Shares at $0.01 par value.

     On April 25, 2003, the Company announced a three-for-one stock split of the Company’s Common Shares. Approval for the stock split was received by both the New York State Public Service Commission and the New Jersey Board of Public Utilities on October 6, 2003, and the shares were made available on October 13, 2003. Also, par value, equal to one cent per share, was established for the Common Shares. As a result, earnings per-share amounts for the three-month period ended March 31, 2003 have been restated for the stock split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company operates in the communications services industry and provides telephone, directory advertising services, Internet, Video and other services to its customers. The Company’s business strategy is directed towards retaining as much of the traditional telecommunications business as possible, while using its existing network to develop and grow its Internet, data and entertainment products. The information below reflects all of these factors and efforts.

     You should read this discussion in conjunction with the consolidated financial statements and the accompanying notes. The presentation of dollar amounts in this discussion is in thousands, except for share and per share amounts. The Company is restating certain portions of its Management’s Discussion and Analysis. See Note 2 for discussion of Restatement of Consolidated Financial Statements. Except as stated herein, this amendment does not reflect events occurring after the filing of the Original Form 10-Q.

RESTATEMENT

     On December 4, 1998, the New York Public Service Commission (“NYPSC”) issued Cases 94-C-0095 and 28425 (“Order”), which required the Company to reduce traffic sensitive access charges to inter-exchange carriers. This Order was effective from January 1, 1999 to the present and consequently did not impact periods prior to January 1, 1999. The Company has determined that it did not reduce traffic sensitive charges to inter-exchange carriers during the period January 1, 1999 to March 31, 2004, as stipulated by the Order. As a result, the Company recorded additional revenues from inter-exchange carriers in the amount equal to the incremental difference between the rate charged and the rate that would comply with the Order. Accordingly, the Company has restated its financial statements for all prior periods affected as the cumulative impact for reporting periods prior to June 30, 2004 would have been material if recorded in the second quarter of 2004. The Company has restated the prior periods to reduce revenue, accrue interest, and record the related tax impact. The Company has filed an amendment to the Company’s 2003 Annual Report on Form 10-K reflecting the impact of this restatement. The following tables present the impact of the restatement.

     As of March 31, 2004, the NYPSC had not made a final determination regarding the amount of the Company’s obligation and whether the Company would be required to make a refund, the way any refund would be calculated or of the amount or timing of any payments. In February 2005, the Company reached a final agreement with the NYPSC to repay a total of $827, representing the total amount by which access charges should have been reduced, plus an imputed interest factor, as full settlement of all claims. The liability amounts recorded in the Company’s Form 10Q filed for the periods ended June 30, 2004, and September 30, 2004, were based on the Company’s best estimate at that time. Any difference between that previously recorded and the final settlement amount of $827 represents a difference in methodology of calculating only the interest portion of the liability. The methodology utilized in determining the interest portion of the final settlement amount is that agreed by the NYPSC. The Company will record the difference during the fourth quarter of 2004 and reflect such difference in the Company’s filing of Form 10K for the period ended December 31, 2004.

The impact of the restatement on the consolidated statement of income for the three months ended March 31, 2004 and 2003, respectively, was as follows:

	Three months ended March 31, 2004			Three months ended March 31, 2003
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

Operating revenues	$7,055	$(57)	$6,998	$7,145	$(49)	$7,096
Operating income	$591	$(57)	$534	$1,243	$(49)	$1,194
Interest expense	$(59)	$(8)	$(67)	$(95)	$(7)	$(102)
Total other income (expense)	$2,354	$(8)	$2,346	$1,714	$(7)	$1,707
Income before income taxes	$2,945	$(65)	$2,880	$2,957	$(56)	$2,901
Income taxes	$1,044	$(22)	$1,022	$993	$(19)	$974
Net income	$1,901	$(43)	$1,858	$1,964	$(37)	$1,927
Basic & diluted earnings per share	$0.35	$(0.01)	$0.34	$0.36	$—	$0.36

The impact of the restatement on the consolidated statement of cash flows for the three months ended March 31, 2004 and 2003, respectively, was as follows:

	Three months ended March 31, 2004			Three months ended March 31, 2003
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

Net income	$1,901	$(43)	$1,858	$1,964	$(37)	$1,927
Deferred income tax	$350	$(22)	$328	$119	$(19)	$100
Increase in accrued access billing	$—	$65	$65	$—	$56	$56

The impact of the restatement on the consolidated balance sheet as of March 31, 2004 was as follows:

	March 31, 2004
	As Previously
	Reported	Adjustment	As Restated

Total current assets	$12,096	$262	$12,358
Total assets	$60,708	$262	$60,970
Total current liabilities	$4,646	$1,206	$5,852
Total liabilities	$21,500	$759	$22,259
Retained earnings	$39,538	$(497)	$39,041
Total shareholders’ equity	$39,208	$(497)	$38,711

OVERVIEW: Results of Operations for the three months ended March 31, 2004 and 2003 – (in thousands)

OPERATING REVENUES

     Operating revenues decreased by $98 (or 1%) to $6,998 for the three-month period ended March 31, 2004 as compared to an increase of $550 (or 8%) to $7,096 for the corresponding period of 2003. Network access service revenues decreased $82 (or 4%) primarily due to lower local switching support revenues received from the Universal Service Administration Corporation (“USF”) and rate reductions attributed to the implementation of the aforementioned order described above under restatement.

     Long distance service revenues declined $19 (or 2%) primarily due the continued decline in interstate interLATA call volume. Online service revenues increased $121 (or 8%) due to increases of $196 (or 41%) in DSL revenues and $194 in Video revenues, resulting from the continued expansion of our customer base for these products. These increases were offset by a decrease of $268 (or 28%) in dial up services due to customers primarily outside of our service territory migrating to other high speed Internet connections. A decrease of $103 (or 12%) in other service and sales revenue was the result of lower rates that were mandated by the FCC for reciprocal compensation and overall decreases in the sale of other non-regulated ancillary services. Local service revenues were flat as access line losses were offset by increased sales of additional calling features. Directory advertising sales were also flat reflecting the continued marketing trend towards slow growth in the demand for directory ad pages.

OPERATING EXPENSES

     Total operating expenses increased $562 (or 10%) for the three-month period ended March 31, 2004 as compared to an increase of $648 (or 12%) for the same period in 2003. An increase in depreciation expense of $174 (or 15%) reflects ongoing plant upgrades to accommodate the growing DSL business as well as the cost of the Video equipment to expand the number of Video service subscribers. Other plant specific expenses increased $49 (or 8%) primarily due to Video content costs for our growing Video subscriber base. Customer operations expenses increased $89 (or 9%) due to labor costs resulting from additions to sales and computer support. Corporate operations increased $220 (or 20%) as the result of increased professional fees and the continued rise in commercial insurance premiums. The increase of $61 (or 13%) in other services and sales was primarily due to increased network capacity requirements for trunklines.

OTHER INCOME (Expense)

     Other income (expense) increased by $639 (or 37%) for the three-month period ended March 31, 2004 from $1,707 in the corresponding period of 2003 primarily due to the increase in income from O-P. The partnership’s earnings increased 27% over the comparable period last year. Continuing strong O-P call volume remains the primary factor behind the increase.

     Interest expense decreased by $35 (or 34%) for the three month period ended March 31, 2004 from $102 in the corresponding period of 2003 due to lower interest rates from refinancing.

INVESTMENT IN ZEFCOM

     The Company has a 17% ownership interest in Zefcom, LLC (“Zefcom”). This investment had historically been recorded on the cost method of accounting. Zefcom formed an Executive Operating Committee consisting of representatives from three of the investors in Zefcom. The Operating Committee’s responsibilities are to assist management as necessary in relations with consultants and prospective investors, and in matters of finance.

     In the fourth quarter of 2003, the Company’s Chief Executive Officer was elected to this committee, and accordingly, the Company, through its representation on this Operating Committee, began exerting significant influence on the financial and operating decisions of Zefcom. As a result of this change, the Company changed its accounting for the Zefcom investment from the cost method to the equity method of accounting in 2003.

     In accordance with generally accepted accounting principles, the Company has adjusted its prior period financial results to record its 17% investment in Zefcom as if it had been accounted for under the equity method of accounting. The Company’s percentage of Zefcom’s losses have been reflected in the “Other Income” in the Income Statement for the three- month periods ended March 31, 2004 and 2003. The impact to Net Income for the three month period ended March 31, 2003 was $32, and earnings per share also decreased by $0.01.

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

CASH FROM OPERATING ACTIVITIES

     During 2004 the Company’s primary source of funds continues to be cash generated from operations. For the period ended March 31, 2004, net cash from operating activities was less than our capital expenditures due to the Company’s continuing growth of the Video business.

CASH FROM INVESTING ACTIVITIES

     Capital expenditures totaled $972 during the three-month period ended March 31, 2004 as compared to $1,230 for the corresponding period of 2003 since less investment is required as the rollout of the Video business continues towards completion.

     The Company’s cash distribution from O-P for the Company’s share of O-P’s earnings was $1,650 for the three months ended March 31, 2004 versus $2,250 for the comparable period last year. The decrease is due to more cash being retained in the business.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     The Company adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) in 2003. FIN 46, which is an interpretation of ARB No. 51, “Consolidated Financial Statements”, addresses the consolidation of investments made by a business enterprise, structured in a way that, although the enterprise may have less than a majority interest in the voting rights, the investment exhibits other characteristics making the enterprise the primary beneficiary of the investment, absorbing the majority of the losses, receiving the majority of the expected residual returns, and thereby requiring consolidation by the business enterprise. As of March 31, 2004, FIN 46 did not significantly impact the Company’s operating results or financial position. The Company will continue to monitor the impact of FIN 46 on an ongoing basis.

OTHER FACTORS:

COMPETITION

     The Telecommunications Act of 1996 (the “Act”) created a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The first markets of the Company that were affected were those in which regional toll service is provided in both states. Regional toll competition reduced the Company’s revenues. The Company itself can provide competitive local exchange telephone service outside its franchised territory.

     The Company currently provides access to the national and international calling markets as well as intrastate calling markets through all interested inter-exchange carriers, including the Company’s wholly owned subsidiary Warwick Valley Long Distance Company (“WVLD”). Equal access (“one-plus”) service to all toll carriers has been available to the Company’s customers since August 1, 1991. Access to the remainder of the intrastate calling markets is provided by the Company as well as other exchange carriers. WVLD, as an inter-exchange carrier, competes against all such other carriers, including accelerating wireless competition, providing full toll services to its customers at discounted rates.

     The Company’s territory is surrounded by the territories of Verizon Communications, Inc., Frontier — A Citizen’s Communications Company and Sprint Telephone, all of which offer residential and business telephone services and equipment. There are also several competitive telephone companies located within a 30-mile radius of Warwick, New York and Voice Over Internet Protocol (“VOIP”) providers are beginning to offer limited service. The Company’s residential customers can purchase telephone sets (including cellular sets) and equipment at other retail outlets inside and outside the Company’s territory and not affiliated with the Company.

     The Company is currently competing with Frontier - A Citizen’s Communications Company - in the Middletown, New York area as well as with Sprint Telephone in the Vernon, New Jersey area for local service through access lines. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. There can be no assurances that the Company will affect any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company’s franchise territory. Cablevision is currently rolling out a VOIP product in Bethpage, New York and has launched a VOIP product in New Jersey.

     Online competes both on the basis of service and price. There are numerous competitors throughout Online’s market area whose services are available to customers. During the first quarter of 2004 the Company’s DSL product, Ultralink increased its penetration level to 29.9% of establishments passed. Conversely, the number of customers for Online’s dial-up product decreased 24.5% due to the migration of customers to high speed Internet provided not only by the Company itself but also by the competition primarily outside of our service territory. Whether customer and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the level of demand for services.

     Our Video product was launched in April of 2002 and is competing against entrenched cable companies including Service Electric Company (“SEC”), Cablevision and satellite TV companies such as Direct TV and Dish Network.

     On November 10, 2003 the FCC issued an order requiring intermodal portability (wireline to wireless) in the top one hundred Metropolitan Service Areas (“MSA”) by November 23, 2004 where the requesting wireless carrier’s “coverage area” overlaps that of the local exchange carrier. The Company must provide intermodal Local Number Portability (“LNP”) by May 24, 2004. LNP may assist a competitor in obtaining our customers because customers can keep their current telephone number, even when they switch their telephone service from the Company to another carrier. As of March 31, 2004, LNP had not posed a significant competitive risk within the Company’s service territory.

REGULATION

     The Company’s New York telephone service operations are subject to the jurisdiction of the NYSPSC, and the Company’s New Jersey telephone service operations to the jurisdiction of the NJBPU. These two bodies have regulatory authority over the Company with respect to rates, facilities, services, reports, issuance of securities and other matters such as corporate restructuring. As a result, the Company’s ability to respond quickly to changing market conditions or to implement a new business organization can be limited by the necessity of obtaining regulatory reviews or responding to interrogatories which can slow down or even prevent the desired transaction. Interstate toll and access services are subject to the jurisdiction of the FCC. The Company receives reimbursement from carriers in the form of charges for providing carriers access to and from the Company’s local network. Video operations are also under the jurisdiction of the NYSPSC, the NJBPU, and the FCC as well as the municipalities where the Company provides services.

     In the Company’s two New Jersey exchanges, intrastate toll revenues are retained by toll carriers, of which the Company is one. The associated access charges are retained by the Company. Revenues resulting from traffic between the Company, Verizon and Sprint are reconciled through charges payable to each company for terminating traffic.

     In addition to charging for access to and from the Company’s local network, the Company bills and collects charges for most interstate and intrastate toll messages carried on its facilities. Interstate billing and collection services provided by the Company are not regulated. They are provided under contract by the Company. Intrastate billing and collection remain partly regulated in New York and fully regulated in New Jersey. The regulated services are provided under tariff. Some carriers provide their own billing and collection services.

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

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others the following: general economic and business conditions, both nationally and in the geographic regions in which the Company operates; industry capacity; demographic changes; existing governmental regulations and changes in or the failure to comply with, governmental regulations; legislative proposals relating to the businesses in which the Company operates; competition; technological changes; and the loss of any significant ability to attract and retain qualified personnel. Given these uncertainties, current and prospective investors should be cautioned in their reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 4. CONTROLS AND PROCEDURES

1.	Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Principal Accounting Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and they have concluded that such controls and procedures were not effective as of the end of the period covered by this report since the material weakness described below was identified. Our Chief Executive Officer and our Principal Accounting Officer believe that such controls and procedures have now been rendered effective in the third quarter of 2004 because of the changes described below.

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

During the second quarter of 2004 it was discovered that a material weakness existed in internal controls related to the Company’s N.Y. Intrastate access tariff filings. A material weakness, as defined, is a significant deficiency or combination of significant deficiencies that results in a more-than-remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The identified deficiency was that the Company inadvertently did not monitor a NYPSC order regarding the implementation of N.Y. Intrastate Access rates. As a result of the findings, the Company has assigned a designated contact for all written correspondence from regulatory agencies. This contact will be responsible for summarizing, recording and analyzing all material received from regulatory agencies and disseminating all such material to the proper department. If any department receives information directly from a regulatory agency they are instructed to forward it to the designated contact for the Company. In addition, the Company’s Controller’s Group will review all such correspondence from regulatory agencies and will document the related accounting and financial reporting issues. The evaluation process will be reviewed by the Chief Financial Officer and periodically by the Company’s Audit Committee. Finally, the process will be subject to random and periodic reviews by senior management to verify that regulatory information has been distributed appropriately, analyzed and that the Company is in full compliance with all regulatory requirements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits –

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

b)	Reports on Form 8-K –

On April 7, 2004, the Company issued a press release announcing that it will bring advanced broadband communications services to 54 cities and surrounding communities in rural New York by leading a team of 13 telecommunications firms to organize the Empire State Independent Fiber Network LLC.

On April 30, 2004 Lynn Pike, the President of Warwick Valley Telephone Company (“the Company”) discussed certain aspects of the Company’s business at its Annual Shareholders Meeting on April 30, 2004. The text of his presentation, as presented is in Exhibit Item 20.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warwick Valley Telephone Company
Registrant

Date 4/14/05	/s/ Herbert Gareiss, Jr.
Herbert Gareiss, Jr., President
(Chief Executive Officer)

Date 4/14/05	/s/Kevin J. Kerr
Kevin J. Kerr, Controller
(Principal Accounting Officer)