Form 10-K
period 2004-12-31
WARWICK VALLEY TELEPHONE CO
filed 2005-09-30
CIK 104777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-11174
WARWICK VALLEY TELEPHONE COMPANY
(Exact name of registrant as specified in its charter)

NEW YORK (State of other jurisdiction of incorporation or organization)	14-1160510 (I.R.S. Employer Identification No.)

47 Main Street, Warwick, New York (Address of principal executive offices)	10990 (Zip Code)

Registrant’s telephone, including area code	(845) 986-8080
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Shares ($.01 Par Value)	NASDAQ
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark if registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Warwick Valley Telephone Company Common Shares outstanding as of September 26, 2005 was 5,351,780. The aggregate market value of Warwick Valley Telephone Company Common Shares as of June 30, 2005 held by non-affiliates computed by reference to the price at which the Common Shares were sold on June 30, 2005 was $130,743,985.

Part I.
Item 1. BUSINESS.
GENERAL
     Warwick Valley Telephone Company (the “Company”) was incorporated in New York on January 16, 1902 and is qualified to do business as a foreign corporation in New Jersey. The Company’s executive offices are located at 47 Main Street, Warwick, New York 10990 (Tel. No. 845-986-8080). The Company’s 10-K, 10-Qs, 8-Ks and amendments are available free of charge on the Company’s website HTTP://wvtc.com as soon as reasonably practical after filing with the Securities Exchange Commission. (This web site address is for information only and is not intended to be an active link or to incorporate any web site information into this document.)
     The Company provides telephone service to customers (28,412 access lines) in the contiguous towns of Warwick, Goshen and Wallkill, New York, and the townships of West Milford and Vernon, New Jersey. The Company’s service area is primarily rural and has an estimated population of 50,000.
     The dollar amounts in this Annual Report of the Company on Form 10-K is presented in thousands, except for share, per share amounts and executive compensation.
BUSINESS OPERATIONS
     Warwick Valley Telephone Company’s segments are strategic business units that offer different products and services and are managed as telephone and online services. We evaluate the performance of the segments based upon factors such as revenue growth, expense containment, market share and operating income.
Operating Segments
Telephone
     The telephone segment provides landline telecommunications services including local, network access, long distance, messaging and directory services. The telephone segment generated revenues from external customers of $20,765, $21,950 and $21,217 and operating income of $1,395, $3,845 and $5,115 in 2004, 2003 and 2002, respectively. The telephone segment had total assets after intercompany eliminations of $59,114, $49,850 and $47,056 in 2004, 2003 and 2002, respectively.
Services and Products
Local network services – Local network services include traditional dial tone primarily used to make or to receive voice, fax or analog modem calls from a residence or business. The Company’s local network services are regulated by the Federal Communication Commission (“FCC”), New York State Public Service Commission (“NYSPSC”) and New Jersey Board of Public Utilities (“NJBPU”). Included under local network services are custom calling services, such as Caller ID, Call Waiting, Voice Mail and other enhanced services. These features allow users to display the number and/or name of callers, signal to the telephone user that additional calls are coming in and send and receive voice messages. The sale of telephone and other equipment does not constitute a material part of the Company’s business and is contained within local network services.
Network access services – Network access services connect a customer’s telephone or other equipment to the transmission facilities of other carriers that provide long distance and other communications services.
Long distance services – These services result from the transport of intraLATA telecommunications traffic (traffic within the Company’s Local Access and Transport Area) to a destination that is outside of a local calling area. We also provide wire line interLATA long distance (commonly known as traditional long distance service) to our customers.
Directory services – Our directory service group publishes yellow and white page directories and sells advertising in these directories.
Other services and sales –These services relate to billing and collections provided to other carriers, inside wire revenue, circuit revenue and reciprocal compensation.

     The Company has installed advanced digital switching equipment in all of its exchanges and fiber optic routes between central offices and to all neighboring telephone companies; it is considering the construction of fiber optic routes in its Competitive Local Exchange Carrier (“CLEC”) locations.
     Within the telephone business unit, the Company has a wholly-owned subsidiary – Warwick Valley Long Distance, Inc. (“WVLD”). WVLD resells toll telephone services to the Company’s subscribers and has operated since 1993. WVLD operates in an extremely competitive marketplace with other interexchange carriers. In spite of this competition, the Company offers toll service to approximately 46% of its local exchange customers. During the past year, the Company has revised its long distance plans in order to keep it competitive with the other interexchange carriers. As a result, WVLD increased its subscriber base by 717 customers in 2004.
     The Company began operating as a CLEC, in Middletown, New York in 1999, in Scotchtown, New York in 2001 and Vernon, New Jersey in 2002. At the end of 2004, we had 1,825 CLEC customers, an increase of 7% from the 2003 level of 1,699. In addition, broadband services are provided through the interconnection of the Company’s fiber optic network with Data Communications Group, Inc.(“DataNet”) and Northeast Optical Networks.
Online
     The Warwick Online (“Online”) segment provides high speed and dial-up Internet services, help desk operations, and Video over VDSL. The Online segment generated revenues from external customers of $6,913, $6,699 and $6,330 and operating losses of $(281), $(668) and $(4) in 2004, 2003 and 2002, respectively. The Online segment had total assets after intercompany eliminations of $9,652, $9,883 and $7,914 in 2004, 2003 and 2002, respectively.
Services and Products
Internet/Video services –UltraLink (high speed DSL) and dial-up Internet services allow a customer access to the Internet. The Company also provides a digital TV (“Video”) product and is preparing to offer telephone service using the Voice over Internet Protocol (“VoIP”), which it expects to launch by the end of 2005.
     During 2004 Online continued the successful marketing of UltraLink. At December 31, 2004 there were 6,078 UltraLink customers, an increase of 959 or 19% over 2003. Our DSL coverage (100% availability) and penetration levels are among the best in the nation when compared to the regional Bell companies and other independent telephone companies. Online ended the year with a total of 8,843 dial-up customers, which represents a reduction of 3,995 customers, compared to year-end 2003. This reduction arises largely from customer migration from dial-up to high-speed interconnections (DSL and cable modem), primarily locations outside the Company’s service area, where Online is unable to provide UltraLink.
     Online’s Video product, introduced in 2002, had 2,304 subscribers as of December 31, 2004, an increase of 642 customers to the subscriber base in 2004. The acceptance of the Video product by our customers is a very important component of the Company’s overall strategic plan. It enables the Company to bundle voice, Video and data, the “Triple Play”, to its customers. The Company’s Video product offers over 140 digital channels at competitive prices; customer questions are answered by a locally staffed help desk. Help desk services are marketed to other small telephone companies who are interested in reducing costs through effective outsourcing. Additional products offered by Online include banner advertising, domain name registration, web hosting and small business network installation.
Other
     The Company owns a 7.5% limited partnership interest in the Orange County – Poughkeepsie Limited Partnership (“O-P”). Verizon Wireless of the East, L.P. (“Verizon”) is the general partner and the majority owner with an 85% interest. O-P provides wholesale cellular telephone service throughout the Orange County-Poughkeepsie Metropolitan Service Area. Ongoing cash distributions are made according to the needs of the business as determined by Verizon. Cash distributions from O-P are used to fund expenditures in the Company’s business segments as well as to pay portions of the dividend on Common Shares to our shareholders.

     The Company owned until October 2004 an 8.9% interest in DataNet. DataNet was formed in 2000 to build, market, and provide affordable, high speed, broadband fiber optic data communication services throughout New York State. In October 2004, the Company sold 100% of its interest in DataNet for $4,492. The Company received $3,603 in cash on the transaction date. The remainder of the sales price, $889, was held in an escrow account to provide funds available to satisfy any indemnification claim notices to DataNet subsequent to the transaction date through May 2005, at which time that amount, plus interest, was remitted in full to the Company. The Company was liable to indemnify the purchaser or any of its affiliates for any breach of a representation or warranty made by the Company or failure to perform any covenant or agreed upon action, pursuant to the Purchase Agreement.
     The Company also owns 17% of Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells the services of Sprint PCS under a private label. Zefcom is currently redesigning its business strategy by aggressively marketing to large and small local exchange carriers. In 2004, Zefcom received additional funding and signed two new contracts which are intended to accelerate the addition of new customers. In addition, Zefcom is pursuing another major wireless provider whose products may be sold in areas where Sprint PCS does not have wireless coverage. The Company is closely monitoring the business progress that is being made by Zefcom through its representation on Zefcom’s Executive Operating Committee.
     The Company owns a 25% interest in the Empire State Independent Network, LLC (“EsiNet”). EsiNet represents a consortium of 13 independent telephone companies located in the upstate New York region whose intent is to build a fiber optic network that will facilitate the delivery of voice, video and data services to customers throughout that region. EsiNet was formed in March 2004 and is expected to have its first fiber ring fully operational by the end of 2005. In return for its 25% interest, the Company committed to contribute a total of $950 in capital by April 1, 2005. As of December 31, 2004, the Company had contributed $713. On April 1, 2005 the Company made the last required installment of $237 and fulfilled its capital funding obligation. In the first quarter of 2005 the Company agreed to provide, if necessary, temporary bridge financing in the amount of $1,250, to be repaid within two years or upon the securing of permanent bank financing, if sooner. On March 31, 2005, this loan commitment expired with the Company not executing the bridge loan. On June 22, 2005, EsiNet received a commitment from the Rural Telephone Finance Cooperative (“RTFC”) for a 10 year secured term loan in the amount of $6,750, subject to the delivery of satisfactory credit documentation to RTFC and to the satisfaction of all conditions precedent to closing.
Major Customers
     No customer accounted for more than 10% of our consolidated operating revenues in 2004, 2003, and 2002.
COMPETITION
     The Telecommunications Act of 1996 (the “1996 Act”) created a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The first markets of the Company that were affected were those in New York and New Jersey in which regional toll service is provided. Regional toll competition reduced the Company’s revenues. The Company itself can provide competitive local exchange telephone service, and has done so outside its franchised territory.
     The Company currently provides access to the national and international calling markets as well as intrastate calling markets through all interested inter-exchange carriers, including WVLD. Access to the remainder of the intrastate calling markets is provided by the Company as well as other exchange carriers. WVLD, as an inter-exchange carrier, competes against all such other carriers, including cellular telephone providers and Internet-based service providers.
     The Company’s territory is surrounded by the territories of Verizon Communications, Inc., Frontier — A Citizen’s Communications Company and Sprint-United Telephone, all of which offer residential and business telephone equipment. There are also several competitive telephone companies located within a 30-mile radius of Warwick, New York, and Voice over Internet Protocol (“VoIP”) providers are beginning to offer service in the Company’s franchised territory. The Company’s residential customers can purchase telephone sets (including cellular sets) and equipment at other retail outlets that are not affiliated with the Company, both inside and outside the Company’s territory.
     The Company is currently competing for local service through access lines with Frontier — A Citizen’s Communications Company in the Middletown, New York area, as well as with Sprint-United Telephone in the Vernon, New Jersey area. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. There can be no assurances that the Company will implement any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company’s franchise territory. Cablevision is currently rolling out VoIP in Bethpage, New York and has launched VoIP in New Jersey. In addition, in the second half of 2004, Cablevision began to compete with the Company in its historical footprint for its traditional access line customers by offering a triple play package of voice, video and data.

     The present market environment requires that Online compete both on the basis of service and price. There are numerous competitors throughout Online’s market area whose services are available to customers. During 2004, UltraLink increased its market penetration level, increasing the number of subscribers by 19% while conversely, the number of customers for Online’s dial-up product decreased approximately 31% due to the migration of customers to high speed Internet provided not only by the Company itself but also by the competition, the latter primarily outside of our service territory. Whether customer and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the level of demand for voice, video and data services.
     In addition, our Video product, which was launched in April 2002, is competing against entrenched cable companies including Service Electric Company (“SE”) and Cablevision, and satellite television companies such as Direct TV and Dish Network.
     On November 10, 2003 the FCC issued an order requiring intermodal portability (wire line to wireless) in the top one hundred Metropolitan Service Areas by November 23, 2004 where the requesting wireless carrier’s “coverage area” overlaps that of the local exchange carrier. As a result, the Company was required to provide intermodal Local Number Portability (“LNP”) by May 24, 2004. LNP assists a competitor in obtaining our customers because it permits customers to keep their current telephone number, even when they switch their telephone service from the Company to another carrier. As of the end of the year, LNP had not posed a significant competitive risk within the Company’s service territory.
REGULATION
     The Company’s New York telephone service operations are subject to the jurisdiction of the NYSPSC, and the Company’s New Jersey telephone service operations to the jurisdiction of the NJBPU. These two bodies have regulatory authority over the Company’s local exchange operations with respect to rates, facilities, services, reports, issuance of securities and other matters such as corporate restructuring. As a result, the Company’s ability to respond quickly to changing market conditions or to implement a new business organization can be limited by the necessity of obtaining regulatory reviews or responding to interrogatories which can slow down or even prevent the desired transaction. Interstate toll and access services are subject to the jurisdiction of the FCC. The Company receives reimbursement from carriers in the form of charges for providing carriers access to and from the Company’s local network. The Video business operates in accordance with guidelines established by NYSPSC, the NJBPU, and the FCC as well as the municipalities where the Company provides services.
     The 1996 Act opened local telecommunications markets to competition, preempting state and local laws to the extent that they prevented competitive entry into a market. The 1996 Act allows states to retain the authority to preserve universal service, protect public safety and welfare, ensure quality of service, protect consumers and mediate and arbitrate disputes involving interconnection agreements between carriers. The 1996 Act generally requires local carriers to interconnect with other carriers, unbundle their services at wholesale rates, permit resale of their services, enable collocation of equipment, provide LNP and dialing parity, provide access to poles, ducts, conduits and rights-of–way, and complete calls originating by competing carriers under termination agreements.
     In 2003 the FCC issued an order which essentially kept in place the 1996 Act regulatory regime with respect to Unbundled Network Elements Platform (“UNEP”) competition, allowed authority for the states to implement UNEP competition and pricing and eliminated a previous requirement of ILECs to share their high-speed lines with competitors. Although the Federal court reversed some parts of the FCC’s order, including the delegation to the states to implement UNEP competition and pricing, the line sharing provisions of the order were upheld. On February 4, 2005, the FCC released permanent rules governing UNEPs. Although it is expected that portions of these new rules will be appealed, the Company cannot predict the impact of any appeal. However the Company believes that there will be minimal effect on its ILEC operations because the FCC’s impairment thresholds are at a level beyond the Company’s demographics and it does not currently have UNEP competition in its markets.
     Pursuant to FCC requirements, the Company was once obligated to make contributions to a long-term support fund of the National Exchange Carrier Association. On January 1, 1998, a new funding mechanism went into effect, pursuant to which all carriers contribute to a Universal Service Fund (the “USF”) established by the FCC to cover high-cost areas, low-income customers, schools, libraries and rural health care providers. The Company’s obligation to this fund was $229 and $246 in 2004 and 2003, respectively. Periodic cost studies conducted by the Company and filed with Universal Service Administration Company (”USAC”) determine the amount of annual contributions made by the Company to the USF. Management, based upon recent cost studies, does not currently expect that the amount contributed by the Company to the USF will change significantly in upcoming periods.

     Also as of January 1, 1998, the Company began receiving substantial funds from USAC. As a result of the FCC order establishing the USF, all local exchange carriers were required to reduce access charges billed to toll carriers. To offset this revenue reduction, the high cost portion of the USF is provided by payments monthly to carriers satisfying the characteristics set forth in the order. The Company meets those characteristics and received $2,093 and $2,752 in 2004 and 2003, respectively. The USF is under pressure as ILEC’s lose access lines and competitors seek to receive monies from the USF. The rules surrounding the eligibility of competitors to receive funds from the USF are expected to be clarified by the Federal State Joint Board on Universal Service in 2005. The result may increase pressure on the USF, while changes in the funding and/or payout rules of USF might further reduce the Company’s subsidized revenues. In addition, in June 2005, the FCC launched a broad inquiry into the management, administration and oversight of the USF. The stated goals of this inquiry are to improve the operation of the program for its beneficiaries and contributors and to enhance program integrity.
     The advent of VoIP services being provided by cable television and other companies has heightened the need for Federal and State regulators to determine whether VoIP is subject to the same regulatory and financial constraints as wire line telephone service. On November 9, 2004, the FCC issued an order in response to a petition from Vonage declaring that Vonage-style VoIP services were exempt from state telecommunications regulations. The FCC order applies to all VoIP offerings provided over broadband services. However, this order did not clarify whether or under what terms VoIP traffic may be subject to intercarrier compensation requirements; whether VoIP was subject to state tax or commercial business regulations; or whether VoIP providers had to comply with obligations related to 911 emergency calls, the USF of the Communications Assistance for Law Enforcement Act (“CALEA”). The FCC is addressing these issues through its “IP-Enabled Services Proceedings”, which opened in February 2004. On June 3, 2005, the FCC issued an order establishing rules requiring VoIP service providers to incorporate 911 emergency call capabilities for their customers as a standard feature of their services, rather than an optional enhancement.
     The FCC has decisions pending regarding the USF and inter-carrier compensation issues. The sustainability of the USF and the possible requirement that VoIP providers participate in funding Rural Carriers will affect and influence decisions to invest in new facilities. The same considerations apply to the continuation of inter-carrier compensation, or access charges, which is another element in the financial health of rural telephone companies. It was expected that the FCC would address issues involving inter-carrier compensation, USF and internet telephony in 2005. On February 10, 2005, the FCC adopted a Further Notice of Proposed Rulemaking (“FNPRM”) addressing inter-carrier compensation. Proposed inter-carrier compensation changes, such as “bill and keep” (under which switched access charges and reciprocal compensation would be reduced or eliminated), could reduce the Company’s access revenues.
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
     On June 29, 2005, the NYSPSC issued an Order Instituting Proceeding and Inviting Comments in its Proceeding on Motion of the Commission on Issues Related to the Transition to Intermodal Competition in the Provision of Telephone Services (”Comp III”). Comp III seeks to address the state of competition, the impact competition is having on consumers and providers, and how these changes will, or should, impact the New York regulatory model. On August 15, 2005 the New York State Telephone Association (the “NYSTA”) on behalf of the Company and other New York State ILECs, filed its comments in regards to Comp III with the NYSPSC. In making its case, the NYSTA asserted that, primarily driven by new technologies like VoIP and digital cable television voice services, intermodal competition has, within a relatively short period of time created strong competitive alternatives to existing wireless and wire line services, and that ILECs need relief in the areas of consumer protection, mergers, sales and acquisitions, service quality reporting, complaint handling and flexible pricing.
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

     Although O-P is an important component of the Company’s revenues and value, the Company continues to believe that the Company is primarily engaged in businesses other than investing, reinvesting, owning, holding or trading in securities and is therefore not required to register as an investment company under the Investment Company Act of 1940. However, changes in circumstances, for example in the valuations of its assets and businesses, including O-P, or its effectiveness in developing new services and businesses or maintaining existing activities, could result in the possibility that the Company might need to restructure its assets or activities in order to remain in compliance with the Investment Company Act of 1940.
IMPACT OF INFLATION
     Although inflation has slowed in recent years, it is still a factor in our economy and the Company continues to seek ways to mitigate its impact. To the extent permitted by competition or regulation, the Company passes increased costs on to its customers by increasing sales prices over time.
EMPLOYEES
     As of September 4, 2005 the Company had 106 full-time and 23 part-time employees, including 89 non-management employees. 79 (68 full-time and 11 part-time) employees are represented by Local 503 of the International Brotherhood of Electrical Workers (“IBEW”). The Company negotiated a new five year agreement with its union members on May 1, 2003. Key provisions of the new contract were: annual wage increases of 3.0% beginning May 1, 2003 and increasing to 3.5% as of May 1, 2007; the capping of pension benefits; and increasing the Company’s 401(k) match to 9% of gross wages for all employees hired prior to May 1, 2003.
CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS
     Certain statements contained in this Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others the following: general economic and business conditions, both nationally and in the geographic regions in which the Company operates; industry capacity; demographic changes; existing governmental regulations and changes in or the failure to comply with, governmental regulations; legislative proposals relating to the businesses in which the Company operates; competition; or the loss of any significant ability to attract and retain qualified personnel. Given these uncertainties, current and prospective investors should be cautioned in their reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.
Item 2. PROPERTIES.
     The Company owns an approximately 22,000 square-foot building in Warwick, New York, which houses its general offices, data processing equipment and the central office switch for the Warwick exchange. In addition, the Company owns several smaller buildings which serve as office space, workshops, storage space or garages, or which house switching equipment at the Company’s other exchanges. The Company also owns a building in Middletown, New York in order to support its expanded dial tone operations in its Middletown exchange. The Company rents store space located in Warwick, New York and Vernon, New Jersey. Both business segments share space in the Company’s various properties. Of the Company’s investment in telephone plant in service, central office equipment represents approximately 39.2%; connecting lines and related equipment 33.8%; telephone instruments and related equipment 2.4%; land and buildings 3.9%; Internet equipment 7.6%; video equipment 6.3%; and other plant equipment 6.8%.
Item 3. LEGAL PROCEEDINGS.
     The Company is not currently party nor is any of its property subject, to any material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matter was submitted to a vote of shareholders in the fourth quarter of 2004.
EXECUTIVE OFFICERS OF THE REGISTRANT.
     The following is a list of names, ages and background of our current executive officers, all of whom serve until the next Annual Meeting of the Company’s shareholders or termination of employment, whichever is sooner. There are no family relationships among the Company’s executive officers:
     Herbert Gareiss, Jr., 59, is President, Chief Executive Officer and Director of Warwick Valley Telephone Company. Mr. Gareiss joined the Company in June 1980 as assistant secretary/assistant treasurer, and became vice president in 1990. He was elected to the Board of Directors in 1999 and became President in July 2004.
     Michael Cutler, 55, is Vice President, Treasurer, and Chief Financial Officer of Warwick Valley Telephone Company. Mr Cutler, served from 2003 to January 2005 as Director of Finance of Gibraltar Industries Corporation — Hubbell Division. Prior to his current position, which he assumed in January 2005, Mr. Cutler spent over 20 years in telecommunications, primarily with SBC/Ameritech, a national telecommunications company providing voice, video and data services to both business and residential customers.
     Brenda A. Schadt, 60, is Vice President of Customer Service and Directory of Warwick Valley Telephone Company. Mrs. Schadt began her career at the Company in June 1962 as an operator and has worked throughout the Company, serving as data processing manager, customer service manager, marketing manager and directory services manager. She was appointed Vice President in September 1999.
Part II.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The Company’s Common Shares currently trade on the Nasdaq National Market under the symbol WWVYE. Shortly after the filing of this Annual Report on Form 10-K and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, the Common Shares are expected to once again trade under the symbol WWVY. As of September 26, 2005 there were 629 Common shareholders on record and 175 Preferred shareholders on record. The Company does not know the number of beneficial owners. The Company has paid quarterly cash dividends on its Common Shares since April 1931 and paid cash dividends semi-annually from July 1907 until December 1930. Quarterly cash dividends are usually declared in February, May, August and November and are paid March 31, June 30, September 30 and December 20. Dividend payments are discussed further in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     No equity securities of the Company were sold during 2004 that were not registered under the Securities Act of 1933.
     Cash dividends paid per share for December 31 (in cents):

Quarter	2004*	2003 **

First (March 31)	$0.19	$0.16
Second (June 30)	$0.19	$0.17
Third (September 30)	$0.20	$0.18
Fourth (December 20)	$0.40	$0.19

TOTAL	$0.98	$0.70

*	Dividends paid in the fourth quarter of 2004 reflect a special dividend of $0.20 relating to the Company’s sale of its investment in DataNet.

**	These numbers reflect the three-for-one stock split which took place in October 2003.

The high and low bid prices for the Company’s Common Shares on NASDAQ for the first, second, third and fourth quarters of 2004 and 2003 were as follows:

	QUARTER ENDED
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

High	$25.60	$21.47	$23.76	$22.72
Low	$25.51	$20.57	$23.76	$22.46

	QUARTER ENDED
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003 *

High	$81.16	$84.01	$87.90	$34.02
Low	$65.00	$70.00	$75.00	$23.52

* These numbers reflect the three-for-one stock split which took place in October 2003.
Item 6. SELECTED FINANCIAL DATA.

	($ in thousands except per share amounts)
For year ended December 31,	2004	2003	2002	2001	2000

Selected financial data:

Total operating revenues	$27,678	$28,649	$27,547	$27,418	$26,606
Total operating expenses	$26,564	$25,472	$22,436	$20,792	$19,054

Net income	$8,928	$7,730	$7,632	$7,234	$6,956
Total assets	$68,766	$59,733	$54,970	$48,157	$42,474
Long term obligations	$10,251	$6,926	$0	$4,000	$4,000

Common Share data:

Net Income per Common Share	$1.65	$1.43	$1.41	$1.33	$1.28
Cash dividends per Common Share *	$.98	$.70	$.58	$.57	$.52
* Dividends paid in the fourth quarter of 2004 reflect a special dividend of $0.20 relating to the Company’s sale of its investment in DataNet.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The Company operates in the communications services industry and provides telephone, directory advertising services, Internet, Video and other services to its customers.
     You should read this discussion in conjunction with the consolidated financial statements and the accompanying notes. The presentation of dollar amounts in this discussion is in thousands except for share and per-share amounts.
RESTATEMENT
     The Company has restated the Consolidated Statement of Cash Flows as of and for the years ended December 31, 2003 and 2002 to reclassify the cash distributions of earnings received from the Orange County-Poughkeepsie Limited Partnership (“O-P”), an investment accounted for under the equity method of accounting. These cash distributions were previously classified as investing activities. However, because the cash distributions of O-P represent a return on our investment in O-P, they should have been classified as operating activities. The restatement has resulted in cash distributions from O-P of $10,125 and $6,000 for 2003 and 2002, respectively, being reclassified, from “Cash Flows from Investing Activities” to “Cash Flows from Operating Activities” in the Consolidated Statement of Cash Flows. This restatement has no impact on the Company’s “Net increase in cash and cash equivalents” in the Consolidated Statement of Cash Flows, revenues, expenses, net income, earnings per share in the Consolidated Statement of Net Income, or any Consolidated Balance Sheet items. All amounts herein have been restated to reflect the above mentioned corrections.

The following table presents the impact of the restatement:

	2003			2002
	As			As
	Previously			Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated

Cash Flows from Operating Activities	$5,939	$10,125	$16,064	$8,690	$6,000	$14,690

Cash Flows from Investing Activities	$3,868	$(10,125)	$(6,257)	$(2,961)	$(6,000)	$(8,961)

Net Increase in Cash and Cash Equivalents	$4,076	$—	$4,076	$1,060	$—	$1,060
OVERVIEW
     Operating revenues decreased by 3% in 2004 as compared to 2003. Primary contributors to the decrease were lower network access service revenues mainly due to a reduction in local switching support revenues received from the USF and the access charge reductions noted above, lower dial-up revenues due to the continued loss of customers to competitors outside the Company’s service area, the continued decline in reciprocal compensation revenues from the Company’s CLEC and decreases in revenues derived from other non-regulated ancillary services, including circuit, billing and collection and inside wire revenues. These operating revenue decreases were partially offset by additional revenues generated in 2004 by our Video and DSL products, driven by the continued expansion of the respective customer bases. Operating expenses increased largely due to additional professional service fees associated with the Company’s efforts to comply with the new requirements of Section 404 of the Sarbanes-Oxley Act and the continued increase in Video content costs driven by the growth in Video customers. These increases in operating expenses were partially offset by lower trunk line expenses due to lower capacity requirements and operating efficiencies achieved through cost saving initiatives.
     Operating revenues increased 4% in 2003 versus 2002 mainly due to increases in network access service, directory, Video and DSL revenues, partially offset by a decline in dial-up and local network service revenues. Operating expenses increased largely due to higher benefit costs and video content costs, partially offset by lower trunk line expenses.
     The Company’s core businesses -Telephone and Online- continue to be fundamentally sound and profitable businesses. Although operating income has declined over the past several years, such a decline is due at least in part to the Company’s repositioning itself in order to address increasing competition and changing technology and to anticipate customer demands. The Company is committed to increasing shareholder value through ongoing innovation and consistent effort to develop and introduce new and profitable products and services.
CRITICAL ACCOUNTING POLICIES
     The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Certain of these accounting policies require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and any disclosure of contingent assets and liabilities. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.
     Our investments in the Orange County-Poughkeepsie Limited Partnership (“O-P”), Zefcom, LLC (“Zefcom”) and EsiNet, which was organized in March 2004, are accounted for under the equity method of accounting. Our investment in Data Communications Group, Inc. (“DataNet”) was accounted for under the cost method of accounting prior to its sale in October 2004.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Significant estimates include, but are not limited to, depreciation expense, pension and postretirement expenses and income taxes. Actual results could differ from those estimates.

     The Company’s rates are regulated by the FCC, the NYSPSC and the NJBPU and therefore the Company reflects the effects of the ratemaking actions of these regulatory bodies in its financial statements. Accordingly, the Company follows the accounting prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 71 “Accounting for the Effects of Certain Types of Regulation.” The Company periodically reviews the continued applicability of SFAS No. 71 based on the current regulatory and competitive environment.
     The rates that the Company charges to its customers for regulated services in New York were established in its 1993 rate case with the NYSPSC. The rates the Company charges for its regulated services in New Jersey were established in its 1972 rate case with the NJBPU. The Company has not filed a rate case in New York or New Jersey since that time. If the Company should submit a rate case with the NYSPSC or NJBPU in the future, it is uncertain what the outcome of the rate case would be and how it would affect Company’s results of operations and financial position.
     The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition in Financial Statements”. Telephone and Network access revenues are primarily derived from usage of the Company’s network and facilities, and are recognized as the corresponding services are rendered to customers. Long distance revenue is recognized monthly as services are provided. Directory advertising revenue is recorded ratably over the life of the directory, generally one year. Revenue from Online services, which include DSL and Video, is recorded when the services are rendered. Other service and sales revenue is recognized when services are provided or the sales transactions are completed.
     The Company records deferred taxes that arise from temporary differences resulting from differences between the financial statement and the tax basis of assets and liabilities. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. The Company’s deferred taxes result principally from differences in depreciation and in the accounting for pensions and other postretirement benefits. Investment tax credits are amortized as a reduction to the provision for income taxes over the useful lives of the assets that produced the credits.
     The Company records property, plant and equipment at cost. Construction costs, labor and applicable overhead related to installations and interest during construction are capitalized. Costs of maintenance and repairs of property, plant and equipment are charged to operating expense. The estimated useful life of support equipment (buildings, vehicles, computers, etc.) ranges from approximately 3 to 19 years. The estimated useful life of Internet and Video equipment ranges from 5 to 15 years. The estimated useful life of communication and network equipment ranges from approximately 10 to 15 years. The estimated useful life of buildings and other equipment ranges from approximately 14 to 50 years. The calculation of depreciation expense is computed using the straight line method. In accordance with regulatory accounting guidelines when units of property are retired, sold or otherwise disposed of in the ordinary course of business, the gross book value is charged to accumulated depreciation with no gain or loss recognized.
CONSOLIDATED RESULTS OF OPERATIONS – 2004 VS. 2003 ($ in thousands)
     We will discuss factors that affected our overall results for the past two years. We will also discuss our expected revenue and expense trends for 2005 in our “Operating Environment and Trends of the Business” section.
Operating Revenues
     Operating revenues decreased by $971 (or 3%) from $28,649 in 2003 to $27,678 in 2004. This decrease was due primarily to a reduction in network access service revenues of $570 (or 6%) which resulted largely from lower local switching support revenues received from the USF and to rate reductions attributable to the implementation of a NYSPSC Order with an effective date of January 1,1999. The Company determined that it had not reduced traffic sensitive charges to inter-exchange carriers as required. Accordingly, the Company restated its financial statements for all prior periods affected to reduce revenue. Long distance network service revenues decreased $24 (or 1%) in 2004 due to the continued decline in interstate interLATA volume as more customers use wireless communications. Online service revenues increased $214 (or 3%) due primarily to increases of $519 (or 23%) in DSL revenues and $654 (or 82%) in Video revenues, resulting from the continued expansion in 2004 of our customer base for these products (959 DSL and 642 Video additions to the respective subscriber bases in 2004). These increases were offset by a decrease of $972 (or 27%) in dial-up services due to customers primarily outside of our service territory migrating to other high speed Internet providers. A decrease of $652 (or 23%) in other services and sales revenues was the result of lower rates that were mandated by the FCC for reciprocal compensation and an overall decrease in sale of other non-regulated ancillary services. Long distance sales increased $43 (or 2%) due to the continued success of the new long distance plan introduced in the second half of 2003, which added 717 subscribers to the customer base in 2004. Local network service revenues were flat as access line losses were offset by increased sales of additional calling features to existing customers. Directory advertising sales were up slightly by $23 (or 2%) reflecting a continuing trend towards smaller incremental increases in the demand for traditional directory ad pages.
     The Company’s operating revenues increased $1,102 (or 4%) from $27,547 in 2002 to $28,649 in 2003. The increase was due primarily to increased network access services, DSL, Video and directory advertising revenues. These revenue increases were partially offset by lower local network service revenue.
Operating Expenses
     Operating expenses increased $1,092 (or 4%) from $25,472 in 2003 to $26,564 in 2004. An increase in depreciation and amortization expense of $369 (or 8%) reflected ongoing plant upgrades to accommodate the growing demand for Internet based technologies such as DSL, Video and VoIP. Other plant non-specific expenses increased $425 (or 15%) due primarily to Video content costs incurred to service our growing Video subscriber base. Corporate operations expenses increased $1,228 (or 27%) due mainly to professional and consulting fees associated with Section 404 of the Sarbanes-Oxley Act, which relates to internal control over financial reporting. Partially offsetting these increases were lower plant specific expenses of $421 (or 9%) and lower cost of sales of $604 (or 24%) due primarily to lower trunk line costs, reflecting lower capacity requirements and operating efficiencies resulting from ongoing cost control efforts.
     Operating expenses increased $3,036 (or 14%) from $22,436 in 2002 to $25,472 in 2003. Expenses increased mainly due to higher pension and postretirement expenses, video content costs, depreciation costs, trunk line costs, material expenses and commercial insurance expenses.
Other Income (Expenses)
     Other income (expenses) increased $3,965 (or 47%) in 2004 as compared to a $2,117 (or 34%) increase in 2003. The increase in 2004 was primarily due to the Company’s sale, in October 2004, of its entire 8.9% interest in DataNet, resulting in a $2,490 pretax gain in 2004, as well as a $1,358 increase in the Company’s income from O-P. An additional gain from the sale of the Company’s interest in DataNet was recognized in May 2005 upon the release of a portion of the sales proceeds that had been held in escrow. The increase in 2003 was mainly due to an increase of $1,814 in the Company’s income from O-P. Income from O-P does not automatically result in a full cash distribution to the Company; depending upon the business needs of O-P, some cash is usually kept by the partnership for its operations. The increase in income from O-P is again due to strong call volume. It should be noted that there is no guarantee that call volume will remain strong, that expense allocations from the general partner will remain the same, or that the significant year over year income increases will continue. Also affecting other income was the Company’s share of Zefcom’s 2004 loss, which was $210 as compared to $232 in 2003 and also in 2004, the Company’s share of Esinet’s start up costs of $57 for the period from March 2004 (when EsiNet was formed) through December 31, 2004.
SEGMENT RESULTS OVERVIEW
     The telephone operations segment, which operates as a retail and wholesale seller of communications services, accounted for approximately 75% of our consolidated operating revenues (a decrease of 2% from the prior year). We provide landline telecommunications services, including local networks, network access, long distance voice, customer premise equipment, private branch exchange equipment and directory advertising services (yellow and white pages advertising and electronic publishing).
     During the last quarter of 2003, a significant marketing effort was undertaken to promote the Company’s long-distance product. The success of this marketing effort carried over to 2004, resulting in the addition of 717 customers to the subscriber base. In the last quarter of 2003, the Company experienced a reduction in trunk line requirements. This trend continued throughout 2004 and resulted in continued cost savings during the year.
     The Online segment accounted for approximately 25% of our consolidated segment operating revenues (an increase of 2% from the prior year). This segment provides high speed (DSL) and dial-up Internet services, help desk operations and Video over VDSL (a digital TV product). The launch of a new VoIP product is currently anticipated by the end of 2005.
     During 2004 Online’s operating expenses decreased 2% as increases in depreciation and video content costs were offset by savings achieved through better management of trunk line costs.

     In 2003 and 2002 the telephone operating segment accounted for approximately 77% and the Online segment accounted for 23% of consolidated operating revenues, respectively. During the last quarter of 2003, a significant marketing effort was undertaken to promote the Company’s long-distance product, adding 187 new subscribers. In addition, 2003 was the first full year of operation for the VDSL product introduced in April 2002. Accordingly additional costs were incurred by the Online segment in 2002 associated with the continued roll out of this product.
     For further segment information see Note 6 to the Consolidated Financial Statements contained in Item 15a.
Telephone
Local network service- revenue remained relatively flat versus 2003. Revenue declines resulting from a 4% decrease in access lines were offset by higher vertical services sales revenues due to the successful marketing to our existing customers of add-on features such as call waiting and voicemail. Our access line loss was due primarily to customers eliminating their second and third lines. In addition, in the third quarter of 2004, Cablevision entered our New York market with a triple play package of voice, video and data at a special introductory low rate in an effort to achieve market penetration.
Network access service- which includes end user, local switching support, switched access and special access revenue categories, declined 6% compared to 2003. The decrease was due primarily to lower local switch support revenues and to rate reductions mandated by the NYSPSC.
Long distance service- which includes services resulting from the transport of intraLATA (outside the local calling area) and interLATA (traditional long distance) calls was relatively flat versus 2003. An increase in subscribers to the Company’s long distance plan was offset by the continued decline in intraLATA traffic due to fewer call minutes, the increasing use of cell phones and the growing popularity of competing VoIP services such as Vonage in 2004.
Directory advertising revenues- increased $23 (or 2%) over 2003 as increases in regional ad page sales were offset by lower ad sales to local businesses. The Company expects an industry trend towards a slowdown in the growth in the demand for traditional directory ad pages to continue as more customers migrate to web based advertising. The Company is also redirecting marketing efforts to grow this portion of the business.
Other service and sales revenues- which includes revenues from services related to billing and collections provided to other carriers, inside wire revenue, circuit revenue and reciprocal compensation decreased $652. Reciprocal compensation declined due to lower rates that were mandated by the FCC and other ancillary revenues such as circuit, billing and collection and inside wire declined due to lower customer demand for these products.
     Telephone operations expenses increased $994 (or 5%) over 2003. The increase was mainly the result of $653 in expenditures for professional fees associated with the activities necessary to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, and higher cost of sales of $281, mainly the result of higher trunk line expenses associated with the long distance business.
     Other income (expenses) rose $3,965 (or 47%) over 2003 mainly due to a $2,490 gain from the sale of the Company’s interest in DataNet and higher income derived from the Company’s share of the net earnings of O-P. During the year, O-P experienced earnings growth of 15% over 2003 due to higher access, usage and long distance revenues.
Online
     Online revenues increased $214 (or 3%) over 2003 due to continued increases in the number of DSL and Video customers. By the end of 2004, the Company had achieved approximately a 32% penetration level of establishments passed for DSL customers, one of the highest penetrations in the United States and had achieved a 23% year over year increase in revenue. Video customers have been added at a steady rate as the Video product has been rolled out across our service territory. Total Video revenue was up $654 (or 82%) over the prior year. In the fourth quarter of 2004, the Video roll-out was temporarily slowed to permit the Company the opportunity to study the next generation of video technology currently available. While the Company continues to service existing customers and add new subscribers within the existing video coverage area, technologies are being reviewed that will provide the Company with the capability to expand the reach of its video product to customers beyond the distance limitation of the current technology, as well as allow the Company to offer enhanced features to subscribers such as video on demand. The Company expects to resume the roll out of its video product by the end of 2005. Partially offsetting the Video and DSL results was a decline in dial-up revenue of $972, (or 27%), which resulted from a significant loss of customers outside of the Company’s service territory to providers of higher speed services. The Company will probably continue to lose dial-up customers outside of the Company’s service territory where it is unable to provide higher speed DSL services to them.

     Online expenses increased $120 (or 2%), as professional fees increased mainly due to costs associated with Section 404 compliance of $292, depreciation expenses of $324 directly attributable to the continued expansion and upgrade of the Internet infrastructure to deliver the Video and DSL product to an expanding customer base, and increases in Video content costs of $407, also attributable to the expansion of the Video customer base, were offset by savings from lower cost of sales of $907, resulting primarily from lower trunk line charges due to better management of capacity in 2004 and lower costs for DSL modems and materials.
Investment in Zefcom
     The Company has a 17% ownership interest in Zefcom. This investment was historically recorded on the cost method of accounting. In 2003, Zefcom formed an Executive Operating Committee consisting of representatives from three of the investors in Zefcom. The Operating Committee’s responsibilities are to assist management as necessary in relations with consultants and prospective investors, and in matters of finance. As a result, the Operating Committee exerts significant influence over the financial and operating decisions of Zefcom. In 2003, the Company’s Chief Executive Officer was elected to this committee. Accordingly, the Company, through its representation on this Operating Committee, began exerting significant influence on the financial and operating decisions of Zefcom in the fourth quarter of 2003. As a result of this change, the Company changed its accounting for the Zefcom investment from the cost method to the equity method of accounting for the 2003 fiscal year. In accordance with generally accepted accounting principles, the Company, in 2003, also adjusted its prior period financial results to record its 17% investment in Zefcom as if it had been accounted for under the equity method of accounting. Zefcom’s losses have been reflected in the Company’s current and prior year financial statements. In February 2004 Zefcom issued a 10% Convertible Subordinated Promissory Note (the “Note”) in the amount of $1,000 which was purchased by a co-investor in the venture. At any time prior to January 1, 2008, the holder of the Note has the option, upon notice to Zefcom, to convert the Note into ownership shares in the entity. To date, the co-investor has elected not to exercise this option. Should the co-investor elect to convert the Note into ownership shares at some future date the effect on the Company’s ownership percentage in Zefcom would be a reduction from 17% to approximately 11% to 11.5%, depending on the timing of the conversion.
Investment in EsiNet
     In 2004, the Company acquired a 25% interest in EsiNet. EsiNet is a consortium of 13 independent telephone companies located in the upstate New York region that was formed in 2004 for the purpose of building a fiber optic network to deliver voice, video and data services to customers throughout the region. EsiNet was formed in March 2004 and should be fully operational by the end of 2005. In return for its 25% interest, the Company committed to contribute a total of $950 in capital by the end of the first quarter of 2005. As of December 31, 2004, the Company had contributed $713. On April 1, 2005 the final contribution of $237 was made. In the first quarter of 2005 the Company agreed to provide, if necessary, temporary bridge financing in the amount of $1,250, to be repaid within two years or upon the securing of permanent bank financing, if sooner. On March 31, 2005, this loan commitment expired with the Company not executing the bridge loan. On June 22, 2005, EsiNet received a commitment from the Rural Telephone Finance Cooperative (“RTFC”) for a 10 year secured term loan in the amount of $6,750, subject to the delivery of satisfactory credit documentation to RTFC and to the satisfaction of all conditions precedent to closing.
LIQUIDITY
     The Company had $16,809 in cash and cash equivalents on hand at December 31, 2004. The Company has a $4,000 line of credit with a bank, of which the entire amount remained unused at December 31, 2004. Interest on the line of credit is at a variable rate and borrowings are on a demand basis without restrictions. In addition, on February 18, 2003, the Company closed a commitment with CoBank, ACB with respect to an $18,475 unsecured term credit facility at a variable rate (approximately 3% for the period January 1 through December 31, 2004). Under conditions set by the NYSPSC, the Company was allowed to use a portion of the proceeds from this loan to refinance $4,000 of long-term debt and repay $3,000 under a line of credit. In February 2003, the Company used $3,149 of the CoBank facility funds to repay the $3,000 line of credit, plus accrued interest, and closing costs associated with the CoBank facility. The Company made an additional draw to repay $4,000 in long-term debt that matured in December 2003. On September 30, 2004, the Company borrowed an additional $5,000 to finance future capital expenditures. The proceeds were deposited by CoBank on the Company’s behalf in an interest bearing money market account. In October 2004, the Company used $3,500 of the proceeds from the sale of DataNet to purchase a bank certificate of deposit.

Cash from Operating Activities
     The Company’s primary source of funds continues to be cash generated from operations, supplemented by cash distributions from O-P as shown in the consolidated statement of cash flows. The Company’s cash distribution from O-P increased by approximately $1,650 (or 16%) to $11,775 during 2004, compared to $10,125 for 2003. O-P’s earnings are distributed to the Company on a quarterly basis at the discretion of the general partner.
Cash from Investing Activities
     Capital expenditures totaled $4,906, $6,261 and $8,399 for the years ended December 31, 2004, 2003 and 2002, respectively. Capital expenditures decreased $1,355 in 2004 versus 2003 reflecting a temporary slowing of the Video expansion as the Company considers implementing the next generation of video equipment, anticipated to occur by the end of 2005. This equipment is expected to allow the Company to expand the reach of its Video product to potential customers in both its existing and future markets and offer enhanced services like video on demand. Capital expenditures decreased $2,138 in 2003 versus 2002 due to the absence, in 2003, of upfront cost associated with the completion of construction of the video head end which is the delivery platform for the Video product. Expenditures in 2003 were incurred primarily to build out the infrastructure to increase the number of potential customers with access to the Video product. Additionally, the Company also received $3,603 in cash proceeds from the sale of its investment in DataNet during the year ended December 31, 2004.
Cash from Financing Activities
     Dividends, declared by the Board of Directors of the Company, were $0.98 per share for the year ended December 31, 2004 as compared to $0.70 and $0.58 in 2003 and 2002. Of the dividends paid in respect to 2004, $0.20 per share represented a special dividend with respect to the sale of the Company’s interest in DataNet. The total amount of dividends paid by the Company as of December 31, 2004 on its common shares was $5,294 as compared to $3,781 in 2003 and $3,191 in 2002.
     The Company had short-term lines of credit with one bank in 2004 and two banks in 2003 and 2002 which were utilized to assist in the funding of working capital requirements and capital expenditures. Borrowings were short-term in nature and normally repaid from operating cash within a year. As noted above, borrowings from one line of credit were paid in full in February 2003 out of the proceeds from the CoBank transaction. As also noted above the CoBank facility expired on September 30, 2004. At December 31, 2004 the Company had a single $4,000 unsecured line of credit with its principal commercial bank, on which no balance was outstanding. On September 30, 2004 the Company borrowed an additional $5,000 under the CoBank facility to finance future capital expenditures. The outstanding principal is to be repaid in 32 consecutive quarters beginning in October 2004. At December 31, 2004, the Company made a total of $380 in principal payments to CoBank.
Off-Balance Sheet Arrangements
     As of December 31, 2004 the Company did not have any material off-balance sheet arrangements.

Contractual Obligations and Commitments
     Below is a summary of the Company’s material contractual obligations and commitments as of December 31:

	Payments Due by Period
	($ in thousands)
	Less
	than	1-3	3-5	More than
	1 Year	Years	Years	5 Years	Total

Long-term debt, including current maturities (a)	$1,519	$4,556	$4,556	$1,138	$11,769
Interest expense (b)	622	1,343	557	25	2,547
Operating leases (c)	196	482	350	62	1,090
Trunk line agreements (d)	636	291	0	0	927
Other long-term obligations (e)	1,429	0	0	0	1,429

Total contractual obligations and commitments	$4,402	$6,672	$5,463	$1,225	$17,762

(a)	Pursuant to the loan agreement, principal payments relating to long-term debt commenced on October 2004 and will continue for 32 consecutive quarters until repaid in full.

(b)	Long–term debt is at a variable rate. Interest payments are calculated based upon a current interest rate of 5.75%. This rate is subject to fluctuation in the future.

(c)	The Company leases tower space for transmission of content for its Video product. In addition, the Company also leases office and parking space, and vehicles.

(d)	Represents contractual commitments, with a specified contract life, to purchase access to trunk lines from other carriers for the transmission of voice, data and video.

(e)	The Company is required to make minimum contributions to its pension and postretirement plans. These amounts are not estimable for years after 2005.
OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS
2005 Revenue Trends
     For 2005 management expects current economic, competitive and regulatory trends to continue. Access lines should continue to slowly decrease given recent competitive pressures from Cablevision who recently began competing in our primary New York market and the continued migration to wireless substitutes. Dial-up revenue loss should continue at approximately the same rate as in 2004 as customers continue to migrate to DSL. The Company is working to offset such losses by continuing to expand our DSL and Video customer base, capitalizing on opportunities that arise in our New York and New Jersey CLEC territories, marketing our other new products, such as VoIP and 1-800 Service, and offering new bundling packages. Long distance revenue should exhibit very modest growth from new subscribers to our plan. Overall, management expects total consolidated revenue to be approximately the same as in 2004.
2005 Expense Trends
     In 2005, management expects retiree medical cost expense trends to continue roughly as in 2004. This, along with an anticipated drop in the discount rate, will continue to exert upward pressure on our postretirement benefit costs. On the other hand, in 2005, the Company expects to realize cost savings from the freezing of the Non-Management Pension Plan in 2003 and the Management Pension Plan in 2004.
     Professional service fees will continue to rise in 2005 as the Company moves towards compliance with Section 404 of the Sarbanes-Oxley Act.
     During 2003, the Company reached a five year agreement with the IBEW. As part of this agreement, labor cost for our union employees will increase 3% in 2005 under the contract.
     As a result of new agreements with various carriers, and better management of capacity requirements, trunk line costs are expected to continue decreasing in 2005.

RISK FACTORS
The Company provides services to customers over access lines. If access lines decline, operating results may be adversely affected.
     The business generates revenues by delivering voice, video and data services over access lines. The Company has and continues to experience access line losses due to competition from wireless and broadband service providers. The Company may continue to experience access line losses in its primary markets. The Company’s inability to retain access lines could adversely affect the business and results of operations.
The Company is subject to competition that may adversely impact it.
     As an ILEC, the Company historically had little competition in its markets. As a direct result of deregulation, the Company now faces direct competition in its traditional ILEC territories by CLEC operations that offer comparable voice, video and data products. The primary competitor in our market has brand recognition and financial, personnel, marketing and other resources that are significantly greater than ours. In addition, consolidations and strategic alliances presently occurring within the telecommunications industry as well as ongoing technological innovation could affect our competitive position. The Company cannot predict the number of competitors that will ultimately emerge, but increased competition from existing and new entities could have an adverse effect on our business.
The Company may not be able to successfully integrate new technologies, respond effectively to customer requirements or provide new services.
     The communications industry is subject to rapid and significant changes in technology, frequent new service offerings and a changing regulatory and economic environment. The Company cannot predict the changes in our competitive position or profitability. Technological developments may reduce the competitiveness of our networks and require significant expenditures of capital to upgrade and or replace outdated technologies. In addition, new products and services arising out of technological developments may reduce the attractiveness of our products and services. If the Company fails to adapt successfully to technological changes or obsolescence or fails to obtain access to important new technologies, the Company could lose existing customers and fail to attract new customers. It is for this reason that the Company has developed Video offerings and is planning to introduce a VoIP product. A key element to the Company’s long-term growth strategy is its ability to deliver new and enhanced products and services to its customers. The successful delivery of new products and services is uncertain and dependent on many factors. There is no guarantee that delivery of these services will generate the anticipated increase in customers and revenues.
The Company’s relationships with other communications companies are material to its operations.
     The Company originates and terminates calls for long distance carriers and other interexchange carriers over our network and for that service the Company receives payments for access charges. These payments represent a significant portion of our revenues. Should theses carriers go bankrupt or experience substantial financial difficulties, our inability to collect access charges from them could have a significant negative impact on our business and results of operations. The success or failure of EsiNet could have a material effect on the profitability of the Company’s Video services. The need for increased capital improvements to upgrade or expand its facilities or a decrease in demand for its services could cause O-P’s profitability to decline and could thereby reduce the income that the Company derives from those profits.
Although we have not completed our assessment of the design and operating effectiveness of our internal control over financial reporting, we have identified material weaknesses in our internal control over financial reporting that may prevent us from being able to accurately report our financial results or prevent fraud, which could harm our business and operating results, the trading price of our stock and our access to capital.
     Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess, and our independent registered public accounting firm attest to, the design and operating effectiveness of our internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. In connection with our evaluation of internal control over financial reporting, which is not complete, we identified material weaknesses, and may discover in the future, areas of our internal control that need improvement. Our efforts regarding internal controls are discussed in detail in this report under Item 9A, “Controls and Procedures.” We cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate these material weaknesses. Remedying these material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur additional costs, divert management resources or make other changes. We have not yet remediated the material weaknesses in this report, as discussed in detail in this report under Item 9A, “Controls and Procedures.” If we do not remedy these material weaknesses, we may be required to report in our Quarterly Reports on Form 10-Q or in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.
If the Company is unable to file its financial statements , it could be delisted by Nasdaq and our stockholders could find it difficult to sell our common stock.
     Our common stock currently trades on Nasdaq. Nasdaq requires companies to fulfill specific requirements in order for their shares to continue to be listed, including the timely filing of reports with the Securities and Exchange Commission. Consequently, our securities may be considered for delisting if: the Company fails to complete its evaluation of internal controls and issue its annual and quarterly reports by the prescribed deadlines, fails to remediate documented material weaknesses in a timely manner and fails to develop and maintain effective controls and procedures. All of the above could adversely affect Company’s stock price and subject the Company to sanctions by Nasdaq, or the Securities and Exchange Commission.
The Company is subject to significant regulations that could change in a manner that is adverse to the Company interests, or could remain in effect in a fashion that impedes the Company’s ability to compete.
     The Company operates in a heavily regulated industry. A significant portion of the Company’s revenues generally have been supported by regulations that provide for local and network access revenues and USF funds. Laws and regulations applicable to the Company and its competitors have, from time to time, been challenged in the courts, and could be changed by the FCC or state regulators. Regulatory changes could adversely impact the rates the Company is permitted to charge its customers, reduce payments to the Company from the USF or restrict the Company’s ability to effectively compete in the market place. Regulatory changes could also restrict the Company’s ability to secure new sources of capital and or grow through strategic acquisitions or alliances. In addition, the failure of regulations to change in a manner that would establish an environment in which the Company may compete on more even terms with its actual economic competitors could also adversely affect the Company’s profitability.
     Although O-P is an important component of the Company’s revenues and value, the Company continues to believe that the Company is primarily engaged in businesses other than investing, reinvesting, owning, holding or trading in securities and is therefore not required to register as an investment company under the Investment Company Act of 1940. However, changes in circumstances, for example in the valuations of its assets and businesses, including O-P, or its effectiveness in developing new services and businesses or maintaining existing activities, could result in the possibility that the Company might need to restructure its assets or activities in order to remain in compliance with the Investment Company Act of 1940.
Item 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The Company does not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes. The Company’s only assets exposed to market risk are its interest bearing bank accounts, into which the Company deposits its excess operating funds on a daily basis, the $5,000 of recently borrowed funds which CoBank has deposited in an interest bearing money market account on the Company’s behalf and a $3,500 Certificate Deposit currently held with our primary commercial bank. In regards to its CoBank loan, the Company has the option of choosing the following rate options: Weekly Quoted Variable Rate, Long-Term Fixed Quote and a Libor Option. In 2004, the Weekly Quoted Variable Rate Option was selected and used to calculate accrued interest on the loan. The Company does not believe that its exposure to interest rate risk is material at the present time.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     See Item 15(a) below for Index to Financial Information

Item 9A. CONTROLS AND PROCEDURES.
DISCLOSURE CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required public disclosure.
     As of December 31, 2004, we carried out an assessment under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Although we have not yet completed our assessment of our internal control over financial reporting, we have identified certain control deficiencies which are material weaknesses. As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded as a result of these material weaknesses, our disclosure controls and procedures were not effective as of December 31, 2004.
     In light of the fact that the financial information presented in Annual Report on Form 10-K was prepared in the absence of our management’s report on internal control over financial reporting, we have performed additional analyses and other post-closing procedures including reviewing all significant account balances and disclosures reflected in the consolidated financial statements contained in this Annual Report on Form 10-K to ensure their completeness and accuracy. Accordingly, we believe that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations, and cash flows for all periods presented.
     Since we have not completed our assessment of the Company’s internal control over financial reporting, this Annual Report on Form 10-K includes a report of our independent registered public accounting firm disclaiming an opinion on management’s assessment and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. We intend to file an amendment to this Annual Report on Form 10-K to include the report of management on internal control over financial reporting and the associated report of our independent registered public accounting firm as required by Section 404 of the Sarbanes-Oxley Act once we have completed our assessment of internal control over financial reporting and our independent registered public accounting firm has completed its audit of our assessment and our internal control over financial reporting.
Status of Management’s Report on Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the interim or annual consolidated financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     We are in the process of evaluating the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In performing our assessment of the effectiveness of the Company’s internal control over financial reporting, we are applying the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). However, we have not completed our assessment of the effectiveness of the Company’s internal control over financial reporting.

     Although we have not completed our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, we have identified certain control deficiencies that represent material weaknesses at December 31, 2004. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The identified material weaknesses are discussed below. Additional material weaknesses may be identified as we complete our assessment. The existence of one or more material weaknesses at December 31, 2004 precludes us from concluding that the Company’s internal control over financial reporting was effective as of December 31, 2004, based on the criteria in the Internal Control-Integrated Framework issued by COSO. Therefore, upon completion of our assessment, we will conclude in our Report on Internal Control over Financial Reporting in the amended Annual Report on Form 10-K that the Company’s internal control over financial reporting was not effective as of December 31, 2004. Additionally we expect that the Company’s independent registered public accounting firm will issue an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 when the assessment is complete.
     We have identified the following material weaknesses as of December 31, 2004 in the Company’s internal control over financial reporting:
1)	The Company did not maintain an effective control environment. Specifically, the financial reporting organizational structure was not adequate to support the activities of the Company. Furthermore, the information technology infrastructure was not adequate to support the Company’s financial accounting and reporting responsibilities. This control deficiency contributed to the material weaknesses described below. This control deficiency also contributed to the restatement of the Company’s 2003 and 2002 annual consolidated financial statements and the interim consolidated financial statements for the first quarter of 2004. Additionally, this control deficiency could result in a misstatement of accounts and disclosures, including those disclosed below, that would result in a material misstatement to interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.
2)	The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of generally accepted accounting principles (“GAAP”) commensurate with the Company’s financial reporting requirements. Specifically, the Company’s finance and accounting staff did not possess the appropriate skills, training and experience in the application of GAAP to meet their responsibilities. This control deficiency contributed to the individual material weaknesses described in a) through c) below.
a)	The Company did not maintain effective controls over the completeness and accuracy of service revenue and accounts receivable. Specifically, the Company’s controls over the completeness and accuracy of: (i) service activation and service order initiation; (ii) customer billing adjustments including write-offs; (iii) development and maintenance of billing rates; and (iv) approval and processing of customer payments, credits and other customer account applications were not effective. This control deficiency resulted in the restatement of the Company’s 2003 and 2002 annual consolidated financial statements and the interim consolidated financial statements for the first quarter of 2004 and audit adjustments to the 2004 annual consolidated financial statements.

b)	The Company did not maintain effective controls over the accounting for equity-method investments in accordance with GAAP. Specifically, the Company did not have effective controls over the completeness and accuracy of recording its share of loss on an equity investment, the recording of a gain on the disposition of an equity investment in the appropriate period or the presentation of the related cash flows in the consolidated financial statements. This control deficiency resulted in the restatement the Company’s 2003 and 2002 annual consolidated financial statements and audit adjustments to investments, deferred gains and gain on the sale of investments in the Company’s 2004 annual consolidated financial statements.

c)	The Company did not maintain effective controls over the accounting for income taxes. Specifically, the Company did not have effective controls over the completeness and accuracy of the income tax basis and the financial reporting basis of assets and liabilities for the determination of deferred income taxes and the related deferred tax provision. In addition, the Company did not have controls over the completeness and accuracy of current income taxes payable and the related provision. This control deficiency resulted in audit adjustments to the Company’s 2004 annual consolidated financial statements.

Each of these control deficiencies could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies described above constitutes a material weakness.
3)	The Company did not maintain effective controls over the period-end financial reporting process. Specifically, the Company lacked policies, procedures and controls for the preparation and review of the interim and annual consolidated financial statements and supporting schedules. This control deficiency contributed to the individual material weaknesses described in a) through e) below.
a)	The Company did not maintain effective controls over the preparation, review, and approval of significant account reconciliations and journal entries. Specifically, the Company did not maintain effective controls over the completeness and accuracy of supporting schedules and underlying data for: (i) accounts payable; (ii) inventory and the related valuation reserves; (iii) payroll expense and the related accruals; (iv) fixed assets and the related depreciation accounts; and (v) debt and the related interest expense. This control deficiency did not result in audit adjustments to the 2004 interim or annual consolidated financial statements.

b)	The Company did not maintain effective controls over the completeness and accuracy of period-end accruals. Specifically, accounts payable and accrued expenses related to utilities and professional fees were not timely identified and recorded in the proper period. This control deficiency resulted in audit adjustments to the Company’s 2004 annual consolidated financial statements.

c)	The Company did not maintain effective controls over the period-end consolidation process. Specifically, the Company lacked controls to ensure all required consolidation entries were identified, analyzed and approved prior to being recorded in the consolidation schedules. This control deficiency did not result in audit adjustments to the 2004 interim or annual consolidated financial statements.

d)	The Company did not maintain effective controls over the preparation and review of the consolidated interim and annual financial statements. Specifically, the Company did not have effective controls over the process for identifying and accumulating all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and the accompanying footnote disclosures and to ensure the balances reported in the consolidated financial statements reconciled to the underlying supporting schedules and analyses. This control deficiency resulted in audit adjustments to the 2004 annual consolidated financial statements.

e)	The Company did not maintain effective controls over certain spreadsheets utilized in the period-end financial reporting process. Specifically, the Company lacked effective controls related to the completeness, accuracy, validity, and restricted access of spreadsheets related to: (i) earnings per share; (ii) journal entries; (iii) revenue and the related receivables; and (iv) payroll expense and the related accruals. This control deficiency did not result in audit adjustments to the 2004 interim or annual consolidated financial statements.
Each of these control deficiencies could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies described above constitutes a material weakness.
4)	The Company did not maintain effective controls over access to programs and data. Specifically, certain of the Company’s personnel had unrestricted access to various financial application programs and data beyond the requirements of their individual job responsibilities. Furthermore, there were no effective controls in place to monitor user access. Additionally, the Company’s automated controls were not effective for restricting access to information technology modules for: (i) accounts payable; (ii) financial reporting; (iii) payroll; (iv) inventory; (v) debt; (vi) fixed assets; (vii) investments; (viii) critical spreadsheets; (ix) revenue; and (x) journal entries. Furthermore, inadequate system design within the general ledger application permitted users to post adjustments to prior periods without authorization. This control deficiency did not result in audit adjustments to the 2004 interim or annual consolidated financial statements. However, this control deficiency could result in a misstatement of accounts and disclosures, including those disclosed above, that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
5)	The Company did not maintain effective controls over segregation of duties. Specifically, certain key financial accounting and reporting personnel had incompatible duties that allowed the creation, review, and processing of financial data without independent review and authorization for: (i) accounts payable; (ii) payroll; (iii) debt; (iv) fixed assets; (v) investments; and (vi) inventory. This control deficiency did not result in audit adjustments to the 2004 interim or annual consolidated financial statements. However, this control deficiency could result in a misstatement of accounts and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
     Our evaluation of the Company’s internal control over financial reporting as of December 31, 2004 is substantially complete. However, as we finalize our assessment of control deficiencies we may identify additional deficiencies and conclude that those deficiencies, either individually or in combination with others, constitute one or more additional material weaknesses.
MANAGEMENTS REMEDIATION INITIATIVES
     The Company is implementing enhancements and changes to its internal control over financial reporting to provide reasonable assurance that errors and control deficiencies will not recur. For the most part, these remediation initiatives began in 2005 and represent the Company’s plan to remediate the material weaknesses identified above, with some of the remediation plans impacting only one material weakness, while other remediation plans will, after their implementation, remedy several of the material weaknesses after their implementation.
i.	The Company recognizes the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, remediation programs have begun to eliminate the material weaknesses related to the Company’s control environment that is inclusive of Information Technology General Controls (ITGC). The remediation programs that have been initiated are as follows:
a)	The Company has enhanced the competence of the organization by hiring staff competent in accounting, regulatory affairs, and network operations. The Company will continue to enhance its financial accounting and reporting competencies by recruiting additional qualified staff and further developing its existing staff by reinforcing existing continuing education programs. In September, 2005, the Company initiated the first phase of a reorganization to improve operating efficiencies and financial reporting functionality.

b)	The Company recognizes the importance of its ITGC and their use as an effective tool for managing and controlling processes that affect the financial reporting process. Consequently, and to eliminate existing material weaknesses, management has implemented procedures to enhance controls over the “change management” process. Additionally, the Company is in the process of upgrading its overall system security with final implementation scheduled for the fourth quarter of 2005. Furthermore, the Company has issued an RFP for the purpose of simultaneously upgrading its Operating Support System and integrating it with the Financial Reporting system. The system is scheduled for implementation by the third quarter of 2006, and through this automation, the Company will reduce the number of manual controls that have been identified as material weaknesses and advance the maturation of its control environment.
ii.	The Company recognizes the importance of having staff with the competencies required for the accurate interpretation and application of generally accepted accounting principles (GAAP); for having effective internal controls over financial reporting; and for establishing the appropriate policies and procedures to assure timely, accurate, and reliable financial information. Consequently management has initiated the following remediation programs to address the identified material weaknesses:
a)	The Company has been and continues to be in the process of remediating those material weaknesses related to the inappropriate application of GAAP by:
i)	Contracting with qualified telecommunications industry tax specialists to assist the company with its preparation, filing, and related accounting for all elements of taxation at both the state and federal levels;

ii)	Hiring a new CFO in January 2005 and recruiting additional financial resources to provide the appropriate level of accounting competency;

iii)	Initiating the search to hire a qualified firm by the fourth quarter of 2005 to establish an internal audit function that meets professional standards;

iv)	Establishing documented procedures to effectively manage the Company’s equity investments; and

v)	Improve the revenue recognition function at the Company by:
(1)	Reorganizing and providing the appropriate training to personnel responsible for managing the various revenue cycles;

(2)	Implementing the appropriate controls for the independent review and approval of the processes related to service activation, customer payments and applications, customer billing adjustments and write-offs, service orders, or rates and the related financial reporting;

(3)	Contracting with a service provider to automate invoice generation and distribution as well as collection and account application with an implementation date scheduled for the fourth quarter 2005; and

(4)	Beginning the search for someone to fill the newly created staff position – Manager of Revenue Assurance.
b)	The Company is in the process of remediating material weaknesses in its internal controls related to the period-end financial reporting process that have the potential of preventing the accurate preparation and review of the Company’s consolidated financial statements in future financial periods. The Company’s planned remediation includes:
i)	Implementing processes and procedures to perform the necessary analysis, critical review, approval, and reconciliation of journal entries and account balances;

ii)	Establishing procedures for period end cut-offs, including, but not limited to, identifying and recognizing all incurred liabilities;

iii)	Increasing supervisory review of the consolidation process in anticipation of implementing an automated consolidation process by the first quarter of 2006;

iv)	Contracting with a service provider to automate and integrate the Payroll process with final implementation scheduled for October 2005;

v)	Establishing a Disclosure Committee composed of senior officers with responsibility for overseeing the accuracy and timeliness of disclosures made by the Company; and

vi)	In anticipation of an IT system conversion outlined in Section i(b) above, and for those processes where automation will not occur, implementing controls to ensure that spreadsheets used in the period-end financial reporting process are appropriately managed.
iii.	The Company recognizes the importance of segregating duties to maximize its ability to detect and prevent fraud. The Company’s remediation process for this function includes the following:
a)	Implementation of the new IT system as outlined in section i(b) above, which is expected to address certain of the material weaknesses related to improper segregation of duties in the current manual processes; and

b)	In anticipation of the implementation of the new IT system, management is establishing manual controls to segregate the duties associated with the creation, critical review, approval, and reconciliation of transactions related to the financial reporting process.
iv.	The Company recognizes that only those personnel with the appropriate authorization should have access to the programs and processes that ultimately affect financial reporting. The Company is in the process of remediating related material weaknesses by establishing and enforcing authorization procedures for limiting access to those functions that have an affect on financial reporting. In conjunction with the authorization process, the Company is upgrading security in its IT system by electronically restricting access to only authorized personnel.

Part III.
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The following is a list of the names, ages and backgrounds of our current Board of Directors and nominees, all of whom serve until the expiration of their term and are subject to re-election at the next Annual Meeting of the Company’s shareholders following the expiration of their respective terms.
     Wisner H. Buckbee, 68, is Chairman of the Board and a Director since 1991. Mr. Buckbee has been President of Wisner Farms, Inc. an operating dairy farm since before 2000.
     Philip S. Demarest, 69, has been a Director since 1964. Mr. Demarest served as Vice President, Secretary and Treasurer of the Company at various times until his retirement in 1998.
     Fred M. Knipp, 74, has been a Director since 1989. Mr. Knipp was President of the Company from 1988 until his retirement in January of 2000.
     Joseph E. Deluca, M.D., 54, has been a Director since 1993. Mr. Deluca is a physician and has been President of Vernon Urgent Care Center in Vernon, NJ since before 2000.
     Corinna Lewis, 66, has been a Director since 1994 and is a retired public relations consultant.
     Herbert Gareiss, Jr., 59, has been President of the Company since July 2004 and has been a Director since 1998. Mr. Gareiss served as Assistant Treasurer, Secretary and Vice President of the Company at various times between 1980 and the time he became President.
     Robert J. DeValentino, 62, has been a Director since 1998. Mr. DeValentino has been President of Orange Regional Medical Center Foundation since 2003, and was President/Executive Director of Arden Hill/Horton Healthcare Foundations from 2001 to 2003 and Executive Director of the Horton Healthcare Foundation from 1998-2001. Prior to 1998, Mr. DeValentino held management positions with Citizens Communications.
     Rafael Collado, 51, has been a Director since 2003. Mr. Collado has been Chairman and CEO of Phacil, Inc. an information technology company since 2000. Prior to 2000, Mr. Collado, was an engineer and IT systems expert, specializing in the development of technologies for telecommunications and IT industries.
     Joseph J. Morrow, 66, has been a Director since December 2004. Mr. Morrow is founder and President of Morrow and Co., Inc., a proxy solicitation, corporate governance and strategic consulting firm, and has been non-executive Chairman of the Board of North American Galvanizing Coatings, Inc. since before 2000.
     The Company has a separately designated Audit Committee established in accordance with Section 3(a) (58)(A) of the Securities Exchange Act of 1934. The following Board members serve on the Audit Committee: Philip S. Demarest, Fred Knipp, Wisner H. Buckbee, Corinna S. Lewis, Joseph E. Deluca, Robert J. DeValentino, and Rafael Collado. Philip S. Demarest is the Chairman of the Audit Committee; the Company’s Board of Directors has determined that he is an “audit committee financial expert”. The members of the Audit Committee are “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.
Ethics and Values
     The Company has a code of ethics that applies to all employees (including its principal executive officer and principal financial officer, controller and persons performing similar functions) and members of the Board of Directors and is based upon the philosophy that each director and each executive officer will lead by example and foster a culture that emphasizes trust, integrity, honesty, judgment, respect, managerial courage and responsibility. It is expected that each director and every employee will act ethically at all times and adhere to the policies, as well as the spirit of the code. The Company will provide to any shareholder a copy of the code, without charge, upon written request to Zigmund Nowicki, Secretary, at Warwick Valley Telephone Company, P.O. Box 592, Warwick, New York 10990.

Section 16(a) Beneficial Ownership Reporting Compliance
     Based upon a review of the Forms 3, 4 and 5 submitted to the Company during or with respect to calendar year 2004 and upon a review of the records available to it, the Company believes that all such reports were filed on time except for a Form 4 filed June 27, 2005 by Mr. Collado and except a Form 5 filed February 14, 2005, and amended April 20, 2005, and a Form 4/A filed September 28, 2005, by Mrs. Lewis.
Item 11. EXECUTIVE COMPENSATION.
     Shown on the table below is information on the compensation for services rendered to the Company in all capacities, for the years ended December 31, 2004, 2003 and 2002, paid by the Company to those persons who were, at the end of the year ended December 31, 2004, the President of the Company and the other executive officers of the Company (collectively, the “Named Executives”):

SUMMARY COMPENSATION TABLE
		Annual
Name and		Compensation		All Other
Principal Position	Year	Salary	Bonus	Compensation*

M. Lynn Pike	2004	$218,000	$8,000	$16,924
President and Director	2003	$216,365	$11,748	$21,401
January 2000 to June 2004	2002	$210,384	$4,142	$18,524

Herbert Gareiss, Jr.	2004	$181,596	$10,200	$19,138
President and Director	2003	$169,448	$9,046	$21,695
June 2004 to Present	2002	$163,434	$3,238	$19,318
Vice President
From 1990 to June 2004

Larry D. Drake	2004	$169,500	$6,200	$14,188
Vice President	2003	$167,865	$7,381	$13,182
August, 1998 to July 2005	2002	$161,884	$3,209	$11,781

Philip A. Grybas	2004	$136,578	$10,000	$7,628
Vice President and	2003	$167,865	$9,031	$10,846
Chief Financial Officer, Treasurer	2002	$161,884	$3,209	$11,507
August 2001 to October 2004

Brenda A. Schadt	2004	$139,100	$4,200	$11,689
Vice President	2003	$137,760	$6,298	$10,783
	2002	$132,384	$2,642	$6,640

* All Other Compensation includes Director’s Fees, 401(k) Match, and premiums paid for Group Term Life Insurance.
     No amounts are shown that would constitute “Other Annual Compensation” since perquisites and other personal benefits (the only relevant type of compensation to be shown under that category in the case of the Company) did not exceed, for any Named Executive, 10 percent of the sum of that Named Executive’s gross salary and bonus.
     As previously reported, in September 2005, the Company entered into an agreement with Mr. Larry Drake, the Company’s former Vice President of Operations and Technology, whose position was phased out on July 13, 2005. Mr. Drake will receive a separation benefit of $98,863.97 and a supplemental separation benefit of $153,962.29 and be permitted to retain certain office equipment and related benefits.

Compensation of Directors
     During the year ended December 31, 2004, the Company paid Directors $450, and the Chairman $675, for each regular, special or independent Directors meeting. In July of 2004, the Board abolished the practice of paying fees to Company employees that are also Directors. During the year ended December 31, 2004 fees paid to Directors for Board meetings totaled $68,625. Non-employee Board committee members also receive $225 per committee meeting. During the fiscal year ended December 31, 2004, fees paid to Directors for Committee meetings aggregated $18,000. The Company had no other compensation arrangements with employee or non-employee Directors during the year ended December 31, 2004.
Management Retirement Plan
     The Company’s Management Retirement Plan (the “Plan”) covers all management employees over the age of 21 who have completed one year of eligible service. The Plan benefits are fully vested after five years of service. Normal retirement under the plan is at age 60. An employee’s accumulated monthly retirement benefit equals either: (1) 2-1/2% times years of service times average monthly earnings (maximum benefit not to exceed the lesser of 25% of average monthly earnings on a monthly basis or $10,800 annually); or (2) 1% times years of service times average monthly earnings. Average monthly earnings, for plan purposes, for the Named Executives who are entitled to receive plan benefits are as follows: Herbert Gareiss, Jr. $16,668, Larry D. Drake $14,125, Brenda Schadt $11,592 and M. Lynn Pike $18,167. Retirement benefits for employees hired prior to December 1, 1985 are determined by using the calculation that results in the highest amount. Retirement benefits for employees hired on or after December 1, 1985 are calculated by using the second method. Twenty-four years of benefit service are currently credited to Herbert Gareiss, Jr., six years of benefit service are currently credited to Larry D. Drake, forty-two years of benefit service are currently credited to Brenda A. Schadt, and five years of benefit service are currently credited to M. Lynn Pike. Mr. Grybas has no eligible benefit service as a result of his departure from the Company prior to attaining five years of employment service. Average monthly earnings equal the highest average earnings per month during any three consecutive twelve-month periods within the last ten twelve-month periods immediately preceding retirement. The Plan does not provide for any deductions for social security benefits received. If a management participant has compensation over $200,000, any benefits due in excess of this limit would not be payable from the qualified plan but in a non-qualified arrangement.
     In November 2004, the Board approved management’s recommendation to modify the Plan effective February 28, 2005. As a result of this modification, the accrual of pension benefits for eligible employees ceased as of that date, and the total accrued benefit earned to that point was increased by 25%. In addition, employees must have been employed for a minimum of one year in order to be included in the Plan; therefore any management employee hired on or after March 1, 2004 is not eligible for a pension under the Plan. The Board also removed the mandatory retirement requirement for executives who reach age 65.
     Annual benefits payable at age 60 to Plan participants are illustrated in the following table, which reflects the 25% accrued benefit increase:

Average Annual Salary
During Highest Paid
Period of Three	Annual Retirement Benefits
Consecutive Years	Years of Benefit Service
	5	10	15	20	30	40	45
$130,000	8,125	16,250	24,375	32,500	48,750	65,000	73,125

$150,000	9,375	18,750	28,125	37,500	56,250	75,000	84,375

$170,000	10,625	21,250	31,875	42,500	63,750	85,000	95,625

$190,000	11,875	23,750	35,625	47,500	71,250	95,000	106,875

$210,000	13,125	26,250	39,375	52,500	78,750	105,000	118,125

$230,000	14,375	28,750	43,125	57,500	86,250	115,000	129,375

REPORT OF COMPENSATION COMMITTEE WITH RESPECT TO EXECUTIVE COMPENSATION
Executive Compensation’s Philosophy and Policy
     The Company believes that compensation should reward executives whose results enable the Company to achieve its vision. To achieve this result, the Committee looks at the performance of each executive, the Company’s financial results and competitive needs. At present, no specific financial goals are set that have to be achieved before any particular amount of compensation is paid to any executive officer.
     The Compensation Committee reviews all components of the CEO’s and the other Named Executives’ compensation, including the salary, bonus, and other individual or Company-wide benefit programs. The Company generally does not grant its executive officers, equity-based and other long-term incentive compensation such as stock options, restricted stock gains, stock grants, deferred compensation, employment contracts, and change-in-control contracts. The Committee believes that the combination of salary, bonus and certain benefits that Company offers are ample to motivate key executives to enhance the strategic well being of the Company, to maximize shareholder value, and to attract and retain the highest caliber executives. However, the Committee reviews from time to time the incentives that may be necessary to attract or retain key executives and may determine at any time to change its policies with regard to one or more of the types of incentives described above.
Committee Process
     At the first Committee meeting the CEO’s proposed compensation is presented, reviewed and analyzed in the context of all components of his compensation. Members then have additional time between meetings to ask for additional information, and to raise and discuss further questions. The discussion is continued at a second Committee meeting, after which a vote is taken. Once the Compensation Committee has reached its decision, a recommendation is presented for approval at the next Board meeting.
     In the process of reviewing each component separately and in the aggregate, the Committee directs the Company’s Human Resource Department to prepare a schedule showing internal pay equity within the Company. The schedule shows the relationship between management level compensation within the Company (e.g. between the CEO, the Chief Financial Officer, and other Named Executives) and then between the CEO and the next level of non-executive officer management. The comparison includes all components of compensation as previously described both individually and in aggregate. In addition, the committee annually reviews executive compensation amounts and plans offered at companies of similar size and business focus within the telecommunications industry.
Committee’s Conclusion
     Based on this review the Committee finds the CEO’s and the other Named Executives’ total compensation in the aggregate to be reasonable and not excessive. It should be noted that when the Committee considered any component of the CEO’s and other Named Executives’ total compensation, the aggregate amounts and mix of all the components are taken into consideration in the Committee’s decisions. The Committee believes that the relative difference between the CEO compensation and the Company’s other executives has not increased significantly over the past decade.

Corinna S. Lewis
Fred M. Knipp
Robert J. DeValentino
     This report of the Compensation Committee is issued over the names of the Directors who were members of the Committee at the time the report was prepared.

STOCK PRICE PERFORMANCE GRAPH
     This graph shows, as a percentage, the Company’s cumulative total shareholder return, assuming reinvestment of dividends, compared against the Russell 2000, a widely regarded stock market index representing 2000 small cap companies and a peer group consisting of D&E Communications, Inc., Hector Communications, Inc., Hickory Tech Corporation, North Pittsburgh Systems, Inc. and Shenandoah Telecommunications. A variety of factors may be used in order to assess a corporation’s performance. This Stock Price Performance Graph, which reflects the Company’s total return against the Russell 2000 and a peer group of telecommunications companies, reflects one such method. The shareholder return values for the Company included in the graph for years ended 2000, 2001, 2002, 2003 and 2004 were established by using the closing price on the last days in December on which the Company’s Common Stock traded, which were December 26, 2000, December 31, 2001, December 31, 2002, December 31, 2003 and December 31, 2004.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
(Growth Chart — Value of $100 Investment)

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth, as of September 26, 2005 certain information concerning shares of the Company’s capital stock held by: (i) each shareholder known by the Company to own beneficially more than 5% of a class of the Company’s outstanding equity securities (including 401(k) shares); (ii) each Director of the Company; (iii) each Named Executive (see “Executive Compensation” for a list of their names); and (iv) all Directors and executive officers of the Company as a group:

			Amount &
			Nature
			of Beneficial
Name of			Ownership		Percent
Beneficial Owner	Address	Title of Class	(Shares)	Notes	of Class

Julia S. Barry	20 Fairview Ave, Warwick, NY 10990	Common Shares	361,020		6.75%

Julia S. Barry	20 Fairview Ave, Warwick, NY 10990	5% Preferred	143		2.86%

Wisner H. Buckbee	64B Upper Wisner Rd, Warwick, NY 10990	Common Shares	17,742		0.33%

Wisner H. Buckbee	64B Upper Wisner Rd, Warwick, NY 10990	5% Preferred	40		0.80%

Rafael Collado	4908 Windbrooke Ct., Virginia Beach, VA 23462	Common Shares	1		0.00%

Joseph E. DeLuca, M.D.	5 Stone Ridge Rd., Sussex, NJ 07461	Common Shares	7,000	1	0.13%

Philip S. Demarest	10 Crescent Ave., Warwick, NY 10990	Common Shares	25,298	1	0.47%

Philip S. Demarest	10 Crescent Ave., Warwick, NY 10990	5% Preferred	10	1	0.20%

Robert J. De Valentino	44 Jackson Ave., Middletown, NY 10940	Common Shares	1,900	1	0.04%

Larry D. Drake	10 Patriot Way, Glenwood, NJ 07418	Common Shares	0		0.00%

Herbert Gareiss, Jr.	267 Bellvale Lakes Rd., Warwick, NY 10990	Common Shares	41,212	1,3	0.77%

Herbert Gareiss, Jr.	267 Bellvale Lakes Rd., Warwick, NY 10990	5% Preferred	14		0.28%

Philip A. Grybas	6440 Fairway Ct., Auburn, CA 95602	Common Shares	0		0.00%

Fred M. Knipp	15 Almond Tree Lane, Warwick, NY 10990	Common Shares	42,779	1	0.80%

Fred M. Knipp	15 Almond Tree Lane, Warwick, NY 10990	5% Preferred	85	1	1.70%

Corinna S. Lewis	PO Box 318, Warwick, NY 10990	Common Shares	132,462	1,2	2.50%

Corinna S. Lewis	PO Box 318, Warwick, NY 10990	5% Preferred	110	4	2.20%

Joseph J. Morrow	7 Close Rd., Greenwich, CT 06830	Common Shares	3,000		0.06%

M. Lynn Pike	7956 S. 90th East Avenue, Tulsa, OK 74133	Common Shares	0		0.00%

Brenda A. Schadt	164 Bushville Rd., Westown, NY 10998	Common Shares	18,576	1,3	0.35%

Brenda A. Schadt	164 Bushville Rd., Westown, NY 10998	5% Preferred	5		0.10%
Total Directors and Executive Officers as a group (13 persons):

Total Common Shares			289,970		5.42%

Total Preferred Shares			264		5.28%

1.	Includes shares held by/with spouse and/or children

2.	Mrs. Lewis is one of three trustees in two trusts which hold in aggregate 122,100 Common Shares for the benefit of someone other than Mrs. Lewis, and she disclaims beneficial ownership of these securities. All decisions regarding any Company shares held by the Trusts have been delegated to the other trustees and their advisors, to be made without consultation with Mrs. Lewis.

3.	Includes shares indirectly held in the Company’s 401(k) plan.

4.	Mrs. Lewis is one of three trustees in two trusts which hold in aggregate 95, 5% Preferred Shares for the benefit of someone other than Mrs. Lewis, and she disclaims beneficial ownership of these securities. All decisions regarding any Company shares held by the Trusts have been delegated to the other trustees and their advisors, to be made without consultation with Mrs. Lewis.

As of September 26, 2005, the only holder of more than 5% of the Company’s Common Shares known to the Company was Julia S. Barry , Warwick, NY 10990, who holds 361,020 shares (6.75%).

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          The Company paid approximately $247, $294 and $494 during 2004, 2003, and 2002 to John W. Sanford & Son, Inc., the President and Chief Operating Officer of which is the brother of Corinna S. Lewis, a Director of the Company. These amounts were paid as premiums on various insurance policies maintained by the Company. The portion of these amounts that represents a commission to John W. Sanford & Son, Inc. was less than $200. The Company believes that the transactions with John W. Sanford & Son, Inc. are on terms as favorable as those available from unaffiliated third parties.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          Audit Fees
          For professional services rendered in connection with the audit of the Company’s annual financial statements for 2004, reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the first, second and third quarters of 2004, and work associated with Section 404 of the Sarbanes-Oxley Act, PricewaterhouseCoopers LLP billed the Company fees in an aggregate amount of $1,189 in 2004 and $192 in 2003, respectively. No other audit fees were paid to PricewaterhouseCoopers LLP. The Audit Committee has concluded that the provision of these services is compatible with maintaining the independence of PricewaterhouseCoopers LLP.
          For professional services rendered in connection with the review of the Company’s restated 2003 Form 10-K/A, Bush & Germain, the Company’s previous auditor, was paid $6. The fee for its professional services rendered in connection with the review of the Company’s quarterly statements for March 31, 2003 on Form 10-Q was included in its fees for 2002. Audit fees paid to Bush & Germain in 2002 totaled $36.
          Tax Fees
          For professional services rendered in connection with the Company’s federal and state income tax preparation for December 31, 2003, PricewaterhouseCoopers, LLP billed the Company $113. The Company has not yet paid any fees related to 2004 tax compliance.
          Audit Related Fees
          PricewaterhouseCoopers, LLP billed the Company aggregate fees in the amount of $36 for professional services rendered in connection with the 2003 Annual Report on Form 11-K of the Company’s 401(k) plan. In addition Bush & Germain, the plans previous auditors, billed the Company $9 for their review of prior year’s financial information included in the 2003 Annual Report. Also, WithumSmith+Brown, P.C. billed the Company $45 for services rendered in connection with the 2004 Annual Report on 11-K of the Company’s 401(k) plan and an audit of the Company’s Non-management VEBA Plan.
          The Audit Committee pre-approves all non-audit work performed for the Company by its independent auditors. It considers each item of work individually and in advance of its performance and does not currently have a pre-established set of criteria that could be applied to such work without requiring separate consideration by the Audit Committee. No work was performed for the Company pursuant to any waiver of pre-approval requirements. In determining whether to approve a particular item of non-audit work, the Audit Committee considers all ways in which such work could compromise or appear to compromise the independence of the Company’s independent auditors.

Part IV.
Item 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.
(a)	The following items are filed as part of this Annual Report:

		Page
1.	Financial Statements

	Report of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP-December 31, 2004 and 2003	36
	Report of Independent Auditor Bush & Germain, PC-December 31, 2002	39
	Consolidated Statements of Income-Years Ended December 31, 2004, 2003 and 2002	40
	Consolidated Balance Sheets-December 31, 2004 and 2003	41
	Consolidated Statements of Cash Flows-Years Ended December 31, 2004, 2003 and 2002	42
	Consolidated Statements of Shareholders’ Equity-Years Ended December 31, 2004, 2003 and 2002	43
	Notes to Consolidated Financial Statements	44-60

2.	Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP	61
	Schedule II. Valuation and Qualifying Accounts	62

3.	Exhibits
	Index to Exhibits	63

3. Exhibits

Exhibit No.	Description of Exhibit	Reference
3(a)	Articles of Incorporation, as amended	Incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for September 2003

3(b)	By-Laws	Incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for 2002

4(a)	Form of Common Shares Certificate, as amended	Incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for September 2003

4(b)	CoBank Loan Agreement	Incorporated by reference to Exhibit 4(d) to the Company’s Annual Report on Form 10-K for 2002

14	Warwick Valley Telephone Company Code of Ethics	Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for 2003

21	Significant Subsidiaries of Registrant	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for 2003
31.1	Rule 13a -14(a)/15d-14(a) Certification signed by Herbert Gareiss, Jr. Chief Executive Officer	Filed herewith

31.2	Rule 13a -14(a)/15d-14(a) Certification signed by Michael Cutler Chief Financial Officer	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Herbert Gareiss, Jr.-Chief Executive Officer	Filed herewith

99	Orange County-Poughkeepsie Limited Partnership Financial Statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002	Filed herewith

Exhibit No.	Description of Exhibit	Reference
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Michael Cutler-Chief Financial Officer	Filed herewith

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARWICK VALLEY TELEPHONE COMPANY

Dated: September 30, 2005	/s/ Herbert Gareiss, Jr.

Herbert Gareiss, Jr.
President, Chief Executive Officer
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the 30th day of September, 2005.

Signature	Title

/s/ Michael Cutler	Vice President and Treasurer

Michael Cutler	(Principal Financial and Accounting Officer)

/s/ Fred M. Knipp	Director

Fred M. Knipp

/s/ Wisner H. Buckbee	Director

Wisner H. Buckbee

Director

Rafael Collado

/s/ Joseph E. DeLuca	Director

Joseph E. DeLuca

/s/ Philip S. Demarest	Director

Philip S. Demarest

/s/ Robert J. DeValentino	Director

Robert J. DeValentino

/s/ Corinna S. Lewis	Director

Corinna S. Lewis

Director

Joseph J. Morrow

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Warwick Valley Telephone Company:
We were engaged to perform an integrated audit of Warwick Valley Telephone Company’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 in accordance with the standards of the Public Company Accounting Oversight Board (United States). We have audited the Company’s 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinion on the consolidated financial statements, based on our audits of those consolidated financial statements, is presented below. However, as explained more fully below, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the effectiveness of Warwick Valley Telephone Company’s internal control over financial reporting as of December 31, 2004.
Consolidated Financial Statements
In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Warwick Valley Telephone Company and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Orange County-Poughkeepsie Limited Partnership (the “O-P Partnership”), an investment that was reflected in the consolidated financial statements using the equity method of accounting. The investment in O-P Partnership represented 4% and 6% of total assets as of December 31, 2004 and 2003, respectively, and 81% and 79% of income before income taxes for the years ended December 31, 2004 and 2003, respectively. The financial statements of O-P Partnership were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for O-P Partnership, is based solely on the report of the other auditors. We conducted our audits of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for the year ended December 31, 2003.
As disclosed in Note 3 to the consolidated financial statements, the Company changed its accounting for asset retirement costs as of January 1, 2003.
Internal Control Over Financial Reporting
The Company has not reported on its assessment of the effectiveness of internal control over financial reporting. Because management did not report on its assessment, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although management has not reported on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, management has identified the following material weaknesses as of December 31, 2004.
1)	The Company did not maintain an effective control environment. Specifically, the financial reporting organizational structure was not adequate to support the activities of the Company. Furthermore, the information technology infrastructure was not adequate to support the Company’s financial accounting and reporting responsibilities. This control deficiency contributed to the material weaknesses described below. This control deficiency also contributed to the restatement of the Company’s 2003 and 2002 annual consolidated financial statements and the interim consolidated financial statements for the first quarter of 2004. Additionally, this control deficiency could result in a misstatement of accounts and disclosures, including those disclosed below, that would result in a material misstatement to interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.
2)	The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of generally accepted accounting principles (“GAAP”) commensurate with the Company’s financial reporting requirements. Specifically, the Company’s finance and accounting staff did not possess the appropriate skills, training and experience in the application of GAAP to meet their responsibilities. This control deficiency contributed to the individual material weaknesses described in a) through c) below.
a)	The Company did not maintain effective controls over the completeness and accuracy of service revenue and accounts receivable. Specifically, the Company’s controls over the completeness and accuracy of: (i) service activation and service order initiation; (ii) customer billing adjustments including write-offs; (iii) development and maintenance of billing rates; and (iv) approval and processing of customer payments, credits and other customer account applications were not effective. This control deficiency resulted in the restatement of the Company’s 2003 and 2002 annual consolidated financial statements and the interim consolidated financial statements for the first quarter of 2004 and audit adjustments to the 2004 annual consolidated financial statements.

b)	The Company did not maintain effective controls over the accounting for equity-method investments in accordance with GAAP. Specifically, the Company did not have effective controls over the completeness and accuracy of recording its share of loss on an equity investment, the recording of a gain on the disposition of an equity investment in the appropriate period or the presentation of the related cash flows in the consolidated financial statements. This control deficiency resulted in the restatement the Company’s 2003 and 2002 annual consolidated financial statements and audit adjustments to investments, deferred gains and gain on the sale of investments in the Company’s 2004 annual consolidated financial statements.

c)	The Company did not maintain effective controls over the accounting for income taxes. Specifically, the Company did not have effective controls over the completeness and accuracy of the income tax basis and the financial reporting basis of assets and liabilities for the determination of deferred income taxes and the related deferred tax provision. In addition, the Company did not have controls over the completeness and accuracy of current income taxes payable and the related provision. This control deficiency resulted in audit adjustments to the Company’s 2004 annual consolidated financial statements.
Each of these control deficiencies could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies described above constitutes a material weakness.

3)	The Company did not maintain effective controls over the period-end financial reporting process. Specifically, the Company lacked policies, procedures and controls for the preparation and review of the interim and annual consolidated financial statements and supporting schedules. This control deficiency contributed to the individual material weaknesses described in a) through e) below.
a)	The Company did not maintain effective controls over the preparation, review, and approval of significant account reconciliations and journal entries. Specifically, the Company did not maintain effective controls over the completeness and accuracy of supporting schedules and underlying data for: (i) accounts payable; (ii) inventory and the related valuation reserves; (iii) payroll expense and the related accruals; (iv) fixed assets and the related depreciation accounts; and (v) debt and the related interest expense. This control deficiency did not result in audit adjustments to the 2004 interim or annual consolidated financial statements.

b)	The Company did not maintain effective controls over the completeness and accuracy of period-end accruals. Specifically, accounts payable and accrued expenses related to utilities and professional fees were not timely identified and recorded in the proper period. This control deficiency resulted in audit adjustments to the Company’s 2004 annual consolidated financial statements.

c)	The Company did not maintain effective controls over the period-end consolidation process. Specifically, the Company lacked controls to ensure all required consolidation entries were identified, analyzed and approved prior to being recorded in the consolidation schedules. This control deficiency did not result in audit adjustments to the 2004 interim or annual consolidated financial statements.

d)	The Company did not maintain effective controls over the preparation and review of the consolidated interim and annual financial statements. Specifically, the Company did not have effective controls over the process for identifying and accumulating all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and the accompanying footnote disclosures and to ensure the balances reported in the consolidated financial statements reconciled to the underlying supporting schedules and analyses. This control deficiency resulted in audit adjustments to the 2004 annual consolidated financial statements.

e)	The Company did not maintain effective controls over certain spreadsheets utilized in the period-end financial reporting process. Specifically, the Company lacked effective controls related to the completeness, accuracy, validity, and restricted access of spreadsheets related to: (i) earnings per share; (ii) journal entries; (iii) revenue and the related receivables; and (iv) payroll expense and the related accruals. This control deficiency did not result in audit adjustments to the 2004 interim or annual consolidated financial statements.
Each of these control deficiencies could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies described above constitutes a material weakness.

4)	The Company did not maintain effective controls over access to programs and data. Specifically, certain of the Company’s personnel had unrestricted access to various financial application programs and data beyond the requirements of their individual job responsibilities. Furthermore, there were no effective controls in place to monitor user access. Additionally, the Company’s automated controls were not effective for restricting access to information technology modules for: (i) accounts payable; (ii) financial reporting; (iii) payroll; (iv) inventory; (v) debt; (vi) fixed assets; (vii) investments; (viii) critical spreadsheets; (ix) revenue; and (x) journal entries. Furthermore, inadequate system design within the general ledger application permitted users to post adjustments to prior periods without authorization. This control deficiency did not result in audit adjustments to the 2004 interim or annual consolidated financial statements. However, this control deficiency could result in a misstatement of accounts and disclosures, including those disclosed above, that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

5)	The Company did not maintain effective controls over segregation of duties. Specifically, certain key financial accounting and reporting personnel had incompatible duties that allowed the creation, review, and processing of financial data without independent review and authorization for: (i) accounts payable; (ii) payroll; (iii) debt; (iv) fixed assets; (v) investments; and (vi) inventory. This control deficiency did not result in audit adjustments to the 2004 interim or annual consolidated financial statements. However, this control deficiency could result in a misstatement of accounts and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
The existence of one or more material weaknesses as of December 31, 2004 would preclude a conclusion that the Company’s internal control over financial reporting was effective as of that date. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our disclaimer of opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
September 29, 2005

BUSH & GERMAIN, PC
Certified Public Accountants
901 Lodi Street
Syracuse, New York 13203
phone: (315) 424-1145
fax: (315) 424-1457
To The Board of Directors
Warwick Valley Telephone Company
P.O. Box 592
Warwick, New York 10990
INDEPENDENT AUDITORS’ REPORT
          We have audited the accompanying consolidated statements of income, shareholders’ equity and cash flows of Warwick Valley Telephone Company for the year ended December 31, 2002. Our audit also includes the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
          We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Warwick Valley Telephone Company for the year ended December 31, 2002 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
          As discussed in Note 2, the Company has restated its consolidated financial statements for the years ended December 31, 2003 and 2002.
          As disclosed in Note 9 to the consolidated financial statements, Warwick Valley Telephone Company adopted the equity method of accounting for one of its investments in 2003, which had previously been recorded under the cost method.
/s/ Bush & Germain, P.C.
Syracuse, New York
January 30, 2003

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands except per share amounts)

	2004	2003	2002
FOR THE YEARS ENDED DECEMBER 31,
Operating Revenues:
Local network service	$4,070	$4,075	$4,140
Network access service	9,284	9,854	9,134
Long distance services	3,785	3,766	3,946
Directory advertising	1,452	1,429	1,318
Online services	6,913	6,699	6,330
Other services and sales	2,174	2,826	2,679

Total operating revenues	$27,678	$28,649	$27,547

Operating Expenses:
Plant specific	$4,317	$4,738	$4,328
Plant non-specific:
Depreciation & amortization	5,270	4,901	3,991
Other	3,271	2,846	2,225
Customer operations	4,698	4,483	4,203
Corporate operations	5,790	4,562	3,887
Cost of services and sales	1,866	2,470	2,242
Property, revenue and payroll taxes	1,352	1,472	1,560

Total operating expenses	$26,564	$25,472	$22,436

Operating income	$1,114	$3,177	$5,111

Other Income (Expenses)
Interest income (expense), net of capitalized interest	$(292)	$(414)	$(344)
Income from equity method investments	10,208	8,846	6,733
Gain on sale of investment	2,490	—	—
Other expense	(15)	(6)	(80)

Total other income	$12,391	$8,426	$6,309

Income before income taxes	$13,505	$11,603	$11,420

Income Taxes	$4,577	$3,873	$3,788

Net Income	$8,928	$7,730	$7,632

Preferred Dividends	$25	$25	$25

Income Applicable to Common Stock	$8,903	$7,705	$7,607

Basic & Diluted Earnings per Share of Outstanding Common Stock	$1.65	$1.43	$1.41

Weighted Average Shares of Common Stock Outstanding	5,401,498	5,400,873	5,408,484

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED BALANCE SHEETS
($ in thousands except share amounts)

	December 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$16,809	$5,717
Accounts receivable — net of reserve for uncollectibles — $148 and $508 in 2004 and 2003, respectively	3,317	3,420
Other accounts receivable	954	273
Materials and supplies	1,308	1,153
Prepaid expenses	599	681
Deferred income taxes	405	495

Total Current Assets	$23,392	$11,739

Property, plant and equipment, net	40,971	41,322
Unamortized debt issuance costs	103	115
Intangible asset — pension	—	744
Other deferred charges	889	510
Investments	3,411	5,303

Total Assets	$68,766	$59,733

Liabilities
Current Liabilities:
Accounts payable	$813	$1,559
Current maturities of long term debt	1,519	223
Advance billing and payments	255	247
Deferred gain on sale of investment	889	—
Customer deposits	156	135
Accrued taxes	604	506
Pension and post retirement benefit obligations	1,429	1,139
Accrued access billing	827	694
Other accrued expenses	1,729	1,252

Total Current Liabilities	$8,221	$5,755

Long-term debt	10,251	6,926
Deferred income taxes	4,141	4,119
Other liabilities and deferred credits	607	536
Post retirement benefit obligations	4,600	4,511

Total Liabilities	$27,820	$21,847

Shareholders’ Equity
Preferred shares — $100 par value; authorized and issued shares 5,000; $0.01 par value authorized and unissued shares 10,000,000	$500	$500
Common stock — $0.01 par value; authorized shares 10,000,000; issued and outstanding 5,985,463 for December 31, 2004 and 5,984,883 for December 31, 2003	60	60
Treasury stock — $0.01 par value, 583,683 shares issued and outstanding as of December 31, 2004 and December 31, 2003, respectively	(3,598)	(3,598)
Additional paid in capital	3,487	3,473
Accumulated other comprehensive income	(1,328)	(765)
Retained earnings	41,825	38,216

Total Shareholders’ Equity	$40,946	$37,886

Total Liabilities and Shareholders’ Equity	$68,766	$59,733

Please see accompanying notes, which are an intergral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands )

	2004	2003	2002
		(Restated)	(Restated)
FOR THE YEARS ENDED DECEMBER 31,
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$8,928	$7,730	$7,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,270	4,901	3,991
Deferred income taxes	112	225	1,285
Interest charged to construction	(7)	(42)	(238)
Income from equity method investments, net of distributions	1,567	1,279	(733)
Gain on sale of investment	(2,490)	—	—

Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	103	(294)	312
(Increase) Decrease in other receivables	133	342	(615)
(Increase) Decrease in materials and supplies	(155)	315	803
(Increase) Decrease in prepaid expenses	82	(137)	1
(Increase) Decrease in deferred charges	(379)	(482)	171
Increase (Decrease) in accounts payable	(746)	(523)	163
Increase (Decrease) in customers’ deposits	21	9	(3)
Increase (Decrease) in advance billing and payment	8	17	28
Increase (Decrease) in accrued taxes	98	458	(16)
Increase (Decrease) in pension and postretirement benefit obligation	560	1,856	1,014
Increase (Decrease) in other accrued expenses	477	129	802
Increase (Decrease) in accrued access billing	133	228	182
Increase (Decrease) in other liabilities and deferred credits	71	53	(89)

Net cash provided by operating activities	$13,786	$16,064	$14,690

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,906)	(6,261)	(8,399)
Interest charged to construction	7	42	238
Sale of investment	3,603	—	—
Investment contributions	(713)	(38)	(800)

Net cash provided by (used in) investing activities	$(2,009)	$(6,257)	$(8,961)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments of notes payable	0	(9,000)	(1,250)
Proceeds from issuance of long term debt	5,000	7,149	—
Repayment of long term debt	(380)	—	—
Unamortized debt issuance	0	(126)	—
Dividends(Common & Preferred)	(5,319)	(3,806)	(3,216)
Sale of common stock	14	52	10
Purchase of treasury stock	—	—	(213)

Net cash used in financing activities	$(685)	$(5,731)	$(4,669)

Net increase in cash and cash equivalents	11,092	4,076	1,060

Cash and cash equivalents at beginning of year	5,717	1,641	581

Cash and cash equivalents at end of year	$16,809	$5,717	$1,641

Supplemental disclosure of cash flow information
Interest	$207	$459	$589
Income tax	$4,210	$2,690	$2,585
Please see accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEHONE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in thousands except share amounts)

									Accumulated
	Treasury	Treasury	Preferred	Preferred		Common	Additional		Other
	Stock	Stock	Stock	Stock	Common Stock	Stock	Paid In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total

Balance, December 31, 2001	571,491	$(3,385)	5,000	$500	5,982,240	$60	$3,411	$29,876	$0	$30,462
Net income for the year								7,632		7,632
Minimum Pension Liability									(269)	(269)

Total Comprehensive Income (Loss)										7,363
Dividends:
Common ($0.58 per share)								(3,191)		(3,191)
Preferred ($5.00 per share)								(25)		(25)
Sale of Common Stock					570	—	10			10
Purchase of Treasury Stock	12,192	(213)								(213)

Balance, December 31, 2002	583,683	$(3,598)	5,000	$500	5,982,810	$60	$3,421	$34,292	$(269)	$34,406

Net income for the year								7,730		7,730
Minimum Pension Liability									(496)	(496)

Total Comprehensive Income (Loss)										7,234
Dividends:
Common ($.70 per share)								(3,781)		(3,781)
Preferred ($5.00 per share)								(25)		(25)
Sale of Common Stock					2,073	—	52			52

Balance, December 31, 2003	583,683	$(3,598)	5,000	$500	5,984,883	$60	$3,473	$38,216	$(765)	$37,886

Net income for the year								8,928		8,928
Minimum Pension Liability									(563)	(563)

Total Comprehensive Income (Loss)										8,365
Dividends:
Common ($.70 per share)								(5,294)		(5,294)
Preferred ($5.00 per share)								(25)		(25)
Sale of Common Stock					580	—	14			14

Balance, December 31, 2004	583,683	$(3,598)	5,000	$500	5,985,463	$60	$3,487	$41,825	$(1,328)	$40,946

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
Basis of Presentation
          The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Significant estimates include, but are not limited to, depreciation expense, pension and postretirement expenses and income taxes. Actual results could differ from those estimates.
          Our investments in the Orange County-Poughkeepsie Limited Partnership (“O-P”), Zefcom and the Empire State Network (“EsiNet”) are accounted for under the equity method of accounting (See Note 8). Our other investment, Data Communications Group, Inc., (“DataNet”) which was sold in October 2004, was accounted for under the cost method of accounting.
Reclassifications
          Certain amounts previously reported for prior periods have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements. Such reclassifications had no effect on the results of operations or shareholders’ equity as previously recorded.
Regulated Accounting
          The Company’s rates are regulated by the FCC, the New York State Public Service Commission (“NYSPSC”) and the New Jersey Board of Public Utilities (“NJBPU”) and therefore the Company reflects the effects of the ratemaking actions of these regulatory bodies in its financial statements. Accordingly, the Company follows the accounting prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 71 “Accounting for the Effects of Certain Types of Regulation.” The Company periodically reviews the continued applicability of SFAS No. 71 based on the current regulatory and competitive environment.
          The rates that the Company charges to its customers for regulated services in New York were established in its 1993 rate case with the NYSPSC. The rates the Company charges for its regulated services in New Jersey were established in its 1972 rate case with the NJBPU. The Company has not filed a rate case in New York or New Jersey since that time. If the Company should submit a rate case with the NYSPSC or NJBPU in the future, it is uncertain as to what the outcome of the rate case would be and how it would affect Company’s results of operations and financial position.
Revenue Recognition
          The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition in Financial Statements”. Telephone and Network access revenues are primarily derived from usage of the Company’s network and facilities. Telephone and Network access revenues are recognized as the corresponding services are rendered to customers. Long distance revenue is recognized monthly as services are provided. Directory advertising revenue is recorded ratably over the life of the directory.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
( $ in thousands except per share amounts)
Revenue from Online services, which include DSL and Video, is recorded when the services are rendered. Other service and sales revenue is recognized when services are provided or the sales transactions are completed.
Advertising and Promotional Costs
     Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $389, $261 and $344 for 2004, 2003 and 2002 respectively.
Income Taxes
     The Company records deferred taxes that arise from temporary differences resulting from differences between the financial statement and tax basis of assets and liabilities. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. The Company’s deferred taxes result principally from differences in depreciation and in the accounting for pensions and other postretirement benefits. Investment tax credits are amortized as a reduction to the provision for income taxes over the useful lives of the assets that produced the credits.
Property, Plant and Equipment
     The Company records property, plant and equipment at cost. Construction costs, labor and related costs related to installations and interest during construction are capitalized. Costs of maintenance and repairs of property, plant and equipment are charged to operating expense. The estimated useful life of support equipment (buildings, vehicles, computers, etc.) ranges from approximately 3 to 19 years. The estimated useful life of communication and network equipment ranges from approximately 10 to 15 years. The estimated useful life of Internet and Video equipment ranges from 5 to 15 years. The estimated useful life of buildings and other equipment ranges from approximately 14 to 50 years. Depreciation expense is computed using the straight line method. In accordance with regulatory accounting guidelines when units of property are retired, sold or otherwise disposed of in the ordinary course of business, the gross book value is charged to accumulated depreciation with no gain or loss recognized.
Cash and Cash Equivalents
     The Company considers all highly liquid instruments with a maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents consist primarily of money market mutual funds. The Company places its cash with high credit quality financial institutions. These balances, as reflected in the financial institutions records are insured in the U.S. Federal Deposit Insurance Corporation for up to $100. As of December 31, 2004 uninsured cash balances in the U.S. aggregated to approximately $8,400 with two financial institutions.
Fair Value of Financial Instruments
     Based on the borrowing rates currently available to the Company for loans of similar terms, the Company has determined that the carrying value of the long-term debt approximates fair value.
Impairment of Long-Lived Assets to Be Disposed Of
     The Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash undiscounted cash flows. If total expected future undiscounted cash flows are less than the carrying value amount of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
( $ in thousands except per share amounts)
Derivative Financial Instrument and Hedging Activities
     As of December 31, 2004 and 2003, the Company had no derivative financial instrument and hedging activities.
Note 2: Restatement
     The Company has restated the Consolidated Statement of Cash Flows as of and for the years ended December 31, 2003 and 2002 to reclassify the cash distributions of earnings received from the Orange County-Poughkeepsie Limited Partnership (“O-P”), an investment accounted for under the equity method of accounting. These cash distributions were previously classified as investing activities. However, because the cash distributions of O-P represent a return on our investment in O-P, they should have been classified as operating activities. The restatement has resulted in cash distributions from O-P of $10,125 and $6,000 for 2003 and 2002, respectively, being reclassified, from “Cash Flows from Investing Activities” to “Cash Flows from Operating Activities” in the Consolidated Statement of Cash Flows. This restatement has no impact on the Company’s “Net increase in cash and cash equivalents” in the Consolidated Statement of Cash Flows, revenues, expenses, net income, earnings per share in the Consolidated Statement of Net Income, or any Consolidated Balance Sheet items.
The following table presents the impact of the restatement:

	2003			2002
	As			As
	Previously			Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Cash Flows from Operating Activities	$5,939	$10,125	$16,064	$8,690	$6,000	$14,690

Cash Flows from Investing Activities	$3,868	$(10,125)	$(6,257)	$(2,961)	$(6,000)	$(8,961)

Net Increase in Cash and Cash Equivalents	$4,076	$—	$4,076	$1,060	$—	$1,060
Note 3: Impact of Recently Adopted Accounting Pronouncements
     Effective January 1, 2004, the Company adopted FASB Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities,” a revision to FIN 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. Under FIN 46R, a VIE must be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46R requires disclosures about VIEs that a company is not required to consolidate, but in which it has a significant variable interest. As of December 31, 2004, FIN 46R did not significantly impact the Company’s operating results or financial position. The Company will continue to monitor the impact of FIN 46R on an ongoing basis.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
( $ in thousands except per share amounts)
     Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the assets. SFAS No. 143 requires that a liability for an asset retirement obligation be recognized when incurred and reasonably estimable, recorded at fair value, and classified as a liability in the balance sheet. When the liability is initially recorded, the entity capitalizes the cost and increases the carrying value of the related long-lived asset. The liability is then accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. At the settlement date, the entity will settle the obligation for its recorded amount and recognize a gain or loss upon settlement.
     In June 2004, the FASB issued EITF Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue 03-1 establishes a common approach to evaluating other-than-temporary impairment to investments in an effort to reduce the ambiguity in impairment methodology found in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which has resulted in inconsistent application. In September 2004, the FASB issued FASB Staff Position EITF Issue 03-1-1, which deferred the effective date for the measurement and recognition guidance clarified in EITF Issue 03-1 indefinitely; however, the disclosure requirements remain effective for fiscal years ending after June 15, 2004. While the effective date for certain elements of EITF Issue 03-1 have been deferred, the adoption of EITF Issue 03-1 when finalized in its current form is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The standard requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not impact on the Company’s financial position, results of operations or cash flows.
     In April 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” requiring companies to recognize a liability for the fair value of an asset retirement obligation that may be conditional on a future event if the fair value of the liability can be reasonably estimated. The Company does not expect that the adoption of FIN 47 will have a material impact on the Company’s financial position, results of operations or cash flows.
     The Company’s rates are regulated by the FCC, NYSPSC, and the NJBPU and therefore, the Company reflects the effects of the rate making actions of these regulatory bodies in its financial statements. On December 20, 2003, the FCC notified by order that it would not adopt SFAS No. 143 since the FCC concluded that SFAS No.143 conflicted with the FCC’s current accounting rules that require telephone companies to accrue for asset retirement obligations through prescribed depreciation rates.
     The Company has concluded that it does not have an asset retirement obligation as defined by SFAS No.143. The Company historically recorded cost of removals through depreciation rates and accumulated depreciation. In conjunction with the adoption of SFAS No.143, the Company has reclassified $583 and $505 as of December 31, 2004 and 2003, respectively, from accumulated depreciation to a regulatory liability for the cost of removal that the Company has recorded through its historical depreciation rates.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
( $ in thousands except per share amounts)
Note 4: Earnings Per Share
     Basic and diluted earnings per share are based on the weighted average number of actual weighted shares outstanding of 5,401,498, 5,400,873 and 5,408,484 (as adjusted for the 3-for-1 stock split that occurred in October 2003 as discussed in Note 12) for the years ended December 31, 2004, 2003 and 2002.
     The Company did not have any Common Share equivalents as of December 31, 2004, 2003 and 2002.
Note 5: Comprehensive Loss
     The Company’s only component of accumulated other comprehensive income (loss) consisted of a minimum pension liability for the years ended December 31:

	2004	2003	2002

Minimum pension liability	$(871)	$(767)	(408)
Related deferred income tax	308	271	139

Total comprehensive loss	$(563)	$(496)	(269)

Note 6: Segment Information
     Warwick Valley Telephone Company’s segments are strategic business units that offer different products and services and are managed as telephone and online services. We evaluate the performance of the segments based upon factors such as revenue growth, expense containment, market share and operating income.
     The telephone segment provides landline telecommunications services, including local, network access and long distance services and messaging, and yellow and white pages advertising and electronic publishing.
     The Online segment provides high speed and dial-up Internet services, help desk operations, and Video over VDSL.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
( $ in thousands except per share amounts)
Segment information for the years ended December 31:

	2004	2003	2002

Revenues
Telephone	$22,728	$23,892	$23,601
Online	6,913	6,699	6,330
Eliminations	(1,963)	(1,942)	(2,384)

Total revenues	$27,678	$28,649	$27,547

Depreciation and amortization
Telephone	3,788	3,744	3,228
Online	1,482	1,157	763

Total depreciation and amortization	$5,270	$4,901	$3,991

Operating income
Telephone	1,687	3,845	5,115
Online	(573)	(668)	(4)

Total operating income	$1,114	$3,177	$5,111

Interest expense and income	(292)	(414)	(344)
Income from equity method investments	10,208	8,846	6,733
Gain on sale of investment	2,490	0	0
Other expense	(15)	(6)	(8)

Income before taxes	$13,505	$11,603	$11,420

Segment balance sheet information for the years ended December 31:

	2004	2003

Assets
Telephone	$74,338	$62,825
Online	9,652	9,883
Eliminations	(15,224)	(12,975)

Total assets	$68,766	$59,733

Capital expenditures
Telephone	$4,097	$4,257
Online	809	2,004

Total capital expenditures	$4,906	$6,261

     No single customer accounts for 10% or more of the Company’s total revenues or accounts receivable.
Note 7: Material and Supplies
     Material and supplies are carried at average cost. As of December 31, 2004 and 2003, material and supplies consisted of the following:

	2004	2003

Inventory for outside plant	$257	$231
Inventory for inside plant	672	472
Inventory for online plant	80	90
Inventory of video equipment	130	283
Inventory of equipment held for sale or lease	169	77

	$1,308	$1,153

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
( $ in thousands except per share amounts)
Note 8: Property, Plant and Equipment
     Property, plant and equipment, at cost, consisted of the following for the years ended December 31:

	2004	2003

Land, buildings and other support equipment	$7,925	$7,518
Network and communications plant	30,699	27,273
Telephone plant	24,985	23,747
Online plant	10,252	9,513

Plant in service	$73,861	$68,051
Plant under construction	391	1,467

	74,252	69,518
Less: Accumulated depreciation	33,281	28,196

Property, plant and equipment, net	$40,971	$41,322

Note 9: Investments
     Investments consisted of the following as of December 31:

	2004	2003
Investment in O-P Partnership	$2,429	$3,729
Investment in Data Communications Group, Inc.	—	1,038
Investment in Zefcom	326	536
Investment in EsiNet	656	—

	$3,411	$5,303

Investment in Orange County-Poughkeepsie Limited Partnership
     The Company is a limited partner in Orange County-Poughkeepsie Limited Partnership (O-P) and has a 7.5% limited partnership interest which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)
     The following summarizes O-P’s income statement for the years ended December 31:

	2004	2003

Net sales	$163,367	$144,643
Cellular service cost	16,854	17,248
Operating expenses	7,823	7,299

Operating income	138,690	120,096
Other income	980	1,472

Net income	$139,670	$121,568

Company share of 7.5%	10,475	9,117

     The following summarizes O-P’s balance sheet for the years ended December 31:

	2004	2003

Current assets	$1,545	$20,754
Property, plant and equipment, net	34,525	29,622

Total assets	$36,070	$50,376

Current liabilities	3,682	658
Partners’ capital	32,388	49,718

Total liabilities and partners’ capital	$36,070	$50,376

Investment in Data Communications Group
     The Company owned until October 2004 an 8.9% interest in DataNet. DataNet was formed in 2000 to build, market, and provide affordable, high speed, broadband fiber optic data communication services throughout New York State. In October 2004, the Company sold 100% of its interest in DataNet for $4,492. The Company received $3,603 in cash on the transaction date. The remainder of the sales price, $889, was held in an escrow account to provide funds available to satisfy any indemnification claim notices to DataNet subsequent to the transaction date through May 2005, at which time that amount, plus interest, was remitted in full to the Company. The Company was liable to indemnify the purchaser or any of its affiliates for any breach of a representation or warranty made by the Company or failure to perform any covenant or agreed upon action, pursuant to the Purchase Agreement.
Investment in Zefcom
     The Company has a 17% ownership interest in Zefcom. This investment was historically recorded on the cost method of accounting. In 2003, Zefcom formed an Executive Operating Committee consisting of representatives from three of the investors in Zefcom. The Operating Committee’s responsibilities are to assist management as necessary in relations with consultants and prospective investors, and in matters of finance. As a result, the Operating Committee exerts significant influence over the financial and operating decisions of Zefcom. In 2003, the Company’s Chief Executive Officer was elected to this committee. Accordingly, the Company, through its representation on this Operating Committee, began exerting significant influence on the financial and operating decisions of Zefcom in the fourth quarter of 2003. As a result of this change, the Company changed its accounting for the Zefcom investment from the cost method to the equity method of accounting for the 2003 fiscal year. In accordance with generally accepted accounting principles, the Company, in 2003 also adjusted its prior period financial results to record its 17% investment in Zefcom as if it had been accounted for under the equity method of accounting.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)
The Company’s share of Zefcom’s losses have been reflected in the Company’s current and prior year financial statements. In February 2004, Zefcom issued a 10% Convertible Subordinated Promissory Note (the “Note”) in the amount of $1,000 which was purchased by a co-investor in the venture. At any time prior to January 1, 2008, the holder of the Note has the option, upon notice to Zefcom, to convert the Note into ownership shares in the entity. To date, the co-investor has elected not to exercise this option. Should the co-investor elect to convert the Note into ownership shares at some future date, the effect on the Company’s ownership percentage in Zefcom would be a reduction from 17% to approximately 11% to 11.5%, depending on the timing of the conversion.
Investment in EsiNet
     The Company owns a 25% interest in EsiNet which represents a consortium of 13 independent telephone companies located in the upstate New York region. EsiNet was formed in March 2004 to build a fiber optic network that will facilitate the delivery of voice, video and data services to customers throughout that region. EsiNet is expected to be fully operational by the end of 2005. In return for a 25% interest, the Company has committed to contributing a total of $950 in capital by April 1, 2005. As of December 31, 2004, the Company had contributed $713, and the remaining $237 was funded on April 1, 2005. In the first quarter of 2005, the Company agreed to provide, if necessary, temporary bridge financing in the amount of $1,250, to be repaid within two years or upon the securing of permanent bank financing, if sooner. On March 31, 2005, this loan commitment expired with the Company not executing the bridge loan. On June 22, 2005, EsiNet received a commitment from the Rural Telephone Finance Cooperative (“RTFC”) for a 10 year secured term loan in the amount of $6,750, subject to the delivery of satisfactory credit documentation to RTFC and to the satisfaction of all conditions precedent to closing. The Company’s share of EsiNet losses for the period March 2004 (inception) through December 31, 2004 was $57.
Note 10: Debt Obligations
     Debt obligations consisted of the following at December 31:

	2004	2003

Current maturing long-term debt – CoBank	$1,519	$223
CoBank, ACB unsecured credit facility	10,251	6,926

Total debt obligation	$11,770	$7,149

     The Company has an unsecured line of credit in the amount of $4,000 with Provident Bank. Any borrowings under this line of credit are on a demand basis without restrictions, and at a variable lending rate. The Company had no outstanding balance on this facility at December 31, 2004 or 2003.
     On February 18, 2003, the Company closed a commitment with CoBank, ACB with respect to an $18,475 unsecured term credit facility at a variable rate of interest. The ability of the Company to draw against the commitment commenced on February 18, 2003 and continued until September 30, 2004. The loan remains outstanding until all indebtedness and obligations of the Company, under the facility, have been paid or satisfied, but no later than July 2012 (the “Maturity Date”). The unpaid principal balance accrues interest at an interest rate determined or selected by the Company. The Company may select a variable rate option, a long-term fixed rate option or a LIBOR option. The Company selected the variable rate option, and the average interest rate on borrowings for the period January 1 through December 31, 2004 was approximately 3%. Interest is paid quarterly each January, April, June and October. The Company also paid a commitment fee each quarter, prior to the expiration of the commitment period of 0.375% per annum on the average daily unused portion of the commitment.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)
The outstanding principal is being repaid in 32 consecutive quarterly installments which started in October 2004, with the last such installment due on the Maturity Date. On the Maturity Date, the amount of then unpaid principal plus accrued interest and fees is due in full.
Future aggregate principal payments under this loan agreement are as follows:

2005	$1,519
2006	1,519
2007	1,519
2008	1,519
2009	1,519
Thereafter	4,175

Less: Current	1,519

Long-term	$10,251

     Under conditions set by the NYSPSC, the Company was allowed to use a portion of the proceeds from this loan to refinance $4,000 of existing long-term debt and repay $3,000 under an existing line of credit. The Company was permitted to use the remaining amount available under the facility - $11,475 – to finance capital expenditures and pay expenses and fees associated with borrowings made under the facility. The Company was also permitted to re-borrow amounts repaid under the facility until the expiration of the ability to draw upon the facility on September 30, 2004. In February 2003, the Company used $3,149 of the credit facility funds to pay off an existing $3,000 line of credit, plus accrued interest, and closing costs associated with the facility. The Company made a second draw to repay $4,000 in long-term debt that matured in December 2003. On September 30, 2004 prior to expiration, the Company borrowed an additional $5,000 to finance future capital expenditures. In the interim, the proceeds were deposited by CoBank on the Company’s behalf in an interest bearing money market account.
     Under the terms of the CoBank facility, the Company is required to comply with certain loan covenants, which include but are not limited to the achievement of certain financial ratios, as set forth in the agreement, as well as certain financial reporting requirements. As of December 31, 2004 the Company was not in default on any of these loan covenants. In connection with the late filing of this Annual Report on Form 10-K, the Company obtained waivers of the various relevant financial reporting covenants as of December 31, 2004.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)
Note 11: Income Taxes
     The federal and state components of the provision for income taxes are presented in the following table:

	For the Years Ended December 31,
	2004	2003	2002

Provision for income tax:
Current:
Federal	$4,162	$3,342	$3,001
State and local	2	156	0

	4,164	3,498	3,001

Deferred:
Federal	$397	$358	$787
State	16	17	0

	413	375	787

Provision for income taxes	$4,577	$3,873	$3,788

     Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of differences in the book and tax basis of certain assets and liabilities.
     Deferred income tax liabilities and assets consist of the following:

	At December 31,
	2004	2003

Deferred income tax assets:
Employee pensions and other benefits	$1,877	$1,654
Other	392	452

Total deferred income tax assets	2,269	2,106

Deferred income tax liabilities:
Property, plant and equipment	$5,854	$5,579
Other	151	151

Total deferred income tax liabilities	6,005	5,730

Net deferred income tax liability	$3,736	$3,624

     The difference between the United States Federal statutory tax rate and the effective tax rate is primarily due to state taxes (net of the Federal benefit) and other nondeductable expenses.
     The deferred tax asset related to employee pension includes amounts recorded for the years ended December 31, 2004 and 2003 of $308 and $271, respectively, to reflect the tax impact of the minimum pension liability recorded in other comprehensive income.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)
Note 12: Pension Plans and Other Postretirement Benefits
     The Company has two defined benefit pension plans covering all management and non-management employees who are at least 21 years of age have completed one year of service and, for the non-management plan, have been hired before May 1, 2003. Benefits are based on years of service and the average of the employee’s three highest consecutive years’ base compensation. The Company’s policy is to fund the minimum required contribution disregarding any credit balance arising from excess amounts contributed in the past. Per regulatory requirements, the Company deferred $379, $483 and $128 for 2004, 2003 and 2002, respectively. The amounts expensed were $875, $1,154 and $435 for the years ended December 31, 2004, 2003, and 2002, respectively. In 2004, the Company instituted a benefit freeze for all eligible employee covered by the Management Plan, resulting in a charge to pension expense of $657. In 2003, the Company instituted a benefit freeze for all eligible employees covered under the Non-Management Plan, resulting in a charge of $675.
     The Company sponsors a non-contributory, defined benefit postretirement medical benefit plan that covers all employees that retire directly from active service on or after age 55 with at least 10 years of service or after age 65 with at least 5 years of service. The projected unit credit actuarial method was used in determining the cost of future benefits. The Company’s funding policy is to contribute the maximum allowed under current Internal Revenue Service regulations. Assets of the plan are principally invested in the stock market and a money market fund. The Company uses an annual measurement date of December 31 for all of its benefit plans.
     The components of the pension and postretirement expense (credit) were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002

Components of Net
Periodic Costs
Service cost	$297	$420	$397	$189	$161	$136
Interest cost	785	862	878	308	278	255
Expected return on plan assets	(647)	(612)	(810)	(120)	(85)	(101)
Amortization of transition asset	0	0	0	51	51	52
Amortization of prior service cost	87	127	132	(20)	(20)	(20)
Recognized actuarial (gain) loss	75	142	(34)	209	179	155
Special termination benefits	657	675	0	0	0	0
Net curtailment loss (gain)	0	23	0	0	0	0

Net periodic (income) cost	$1,254	$1,637	$563	$617	$564	$477

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)
     The following table presents a summary of the projected benefit obligation and plan assets of the plans at December 31:

			Postretirement
	Pension Benefits		Benefits
	2004	2003	2004	2003

Change In Benefit Obligations
Benefit obligation, beginning of year	$13,257	$13,704	$5,011	$4,166
Benefits earned	297	420	189	161
Interest cost	785	862	308	278
Actuarial losses	495	658	349	478
Benefit payments	(487)	(2,514)	(119)	(72)
Special termination (credits) benefits	0	675	0	0
Curtailment losses	(397)	(548)	0	0

Benefit obligation, end of year	$13,950	$13,257	$5,738	$5,011

Changes In Fair Value of Plan Assets
Fair value of plan assets, beginning of year	$7,838	$8,896	$1,478	$1,204
Actual return on plan	747	1,086	69	123
Employer contributions	1,376	370	221	222
Benefits payments	(487)	(2,514)	(119)	(71)

Fair value of plan assets, end of year	$9,474	$7,838	$1,649	$1,478

At December 31,
Funded (unfunded benefit obligation)	$(4,476)	$(5,419)	$(4,089)	$(3,533)
Unrecognized net loss (gain)	2,046	2,123	2,765	2,573
Unrecognized transition asset	0	0	412	463
Unrecognized prior service cost (credits)	0	744	(285)	(305)

Prepaid (accrued) benefit cost	$(2,430)	$(2,552)	$(1,197)	$(802)

The following table provides the amounts recorded in our Consolidated Balance Sheets:

			Postretirement
	Pension Benefits		Benefits
	2004	2003	2004	2003

At December 31,
Accrued benefit cost	$(4,476)	$(4,471)	$(1,197)	$(802)
Intangible asset	0	744	0	0
Accumulated other comprehensive loss	2,046	1,175	0	0

Net amount recognized	$(2,430)	$(2,552)	$(1,197)	$(802)

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)
Actuarial assumptions used to calculate the projected benefit obligation were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003

Discount rate	5.75%	6.25%	5.75%	6.25%
Expected return on plans	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	5.50%	5.50%	—	—
Healthcare cost trend	—	—	8.00 – 10.00%	9.00 – 11.00%
Actuarial assumptions used to calculate net periodic benefit cost were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003

Discount rate	6.25%	6.75%	6.25%	6.75%
Expected return on assets	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	5.50%	5.50%	—	—
     The rate of return assumption, currently 8%, estimates the portion of plan benefits that will be derived from investment return and the portion that will come directly from Company contributions. Accordingly, the Company, utilizing the investment policy described below, strives to maintain an investment portfolio that generates annual returns from funds invested consistent with achieving the projected long-term rate of return required for plan assets. The investment policy followed by the Pension Plan Manager can be described as an “Adaptive” approach that is essentially structured towards achieving a compromise between the static long-term approach and the short-term opportunism of the dynamic or tactical approaches. The objective is to modify asset allocations based on changing economic and financial market conditions so as to capture the major position of excess returns and then shifts the priority to risk containment after valuations become stretched.
     The Company’s pension plans had an unfunded accumulated benefit obligation of $4,476 as of December 31, 2004. The accumulated benefit obligation of $13,950 at December 31, 2004 was in excess of Plan assets by $9,474. The Company’s postretirement plans had an unfunded accumulated benefit obligation of $4,089 as of December 31, 2004. The accumulated benefit obligation of $5,738 at December 31, 2004 was in excess of plan assets by $1,649.
     The accumulated benefit obligation exceeded the fair value of plan assets and the Company was required to record a minimum pension liability in the statement of financial position as of December 31, 2004. The effect of this adjustment was a decrease in intangible assets of $744, an increase in the pension liability of $127 and a charge to comprehensive loss of $871. The amount of the intangible asset represented the prior service costs that had not yet been recognized in net periodic pension expense. These are non-cash items and consequently have been excluded from the consolidated statement of cash flows. 2004 pension expense was also impacted by special termination benefits totaling $657 associated with the freezing of the management pension plan. The increase in expense in 2004 for the postretirement health benefits was due to the continued incremental rise in the health care trend rate and decline in the discount rate which resulted in upward pressure on medical claim costs. These changes reflect current market conditions regarding current market interest rates. The health care cost trend rates (representing the assumed annual percentage increase in claim costs by year) was 8.0 % for the pre-65 trend rate and 10.0% for the post-65 trend rate, which each of these grading down to 5%, by 0.5% per year. The Company’s most recent actuarial calculation anticipates that this trend will continue on into 2005. An increase in the assumed health care cost trend rate by one percentage point would increase the

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)
accumulated postretirement benefit obligation as of December 31, 2004 approximately to $1,132 and the aggregate of the service and interest cost components of postretirement expense for the year then ended by approximately $103. A 1.0% decrease in the health care cost trend rate would decrease these components to approximately $900 and by approximately $89, respectively.
          The Company also has a Defined Contribution 401(k) Profit Sharing Plan covering substantially all employees. Under the plan, employees may contribute up to 100% of compensation not to exceed the Company match subject to certain legal limitations. In 2004 the Company made a matching contribution up to 9.0% of an eligible participant’s compensation for management, clerical and plant employees. The Company contributed and expensed $563, $466 and $403 for the years ended December 31, 2004, 2003, and 2002, respectively.
          The Company has deferred compensation agreements in place for certain former officers which become effective upon retirement. These non-qualified plans are not currently funded and a liability representing the present value of future payments has been established, with balances of $355 and $346 as of December 31, 2004 and 2003, respectively.
Plan Assets
          The pension plan weighted average asset allocations at December 31, 2004 and 2003 by assets category are as follows:

	Plan Assets
	at December 31,
	2004	2003

Equity securities	63%	71%
Debt securities	23%	24%
Short term investments	14%	5%

Total	100%	100%

          The postretirement benefit plan weighted average asset allocations at December 31, 2004 and 2003, by assets category are as follows:

	Plan Assets
	at December 31,
	2004	2003

Equity securities	72%	72%
Short term investments	28%	28%

Total	100%	100%

     In accordance with its contribution policy, the Company expects to contribute $1,208 to its pension plan and $222 to its postretirement plan in 2005.
           Benefit payments, which reflect expected future service as appropriate, are expected to be paid as follows:

	Pension	Postretirement
	Benefits	Benefits

2005	$550	$212
2006	636	246
2007	748	282
2008	810	294
2009	826	306
2010-14	4,466	1,997
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
     In May 2004, the Financial Accounting Standards Board released FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). FSP 106-2 states that if a company concludes that its single-employer defined benefit postretirement health care plan provides a drug benefit that is actuarially equivalent to the Medicare Part D benefit, the employer should recognize

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)
the subsidy in the measurement of the accumulated postretirement benefit obligation (APBO) under FAS 106, and should account for this reduction in the APBO as an actuarial gain. If an employer amends its plan to achieve actuarially equivalent drug benefits, therefore making the employer eligible for the subsidy, the employer is required to consider the combined effect that the amendment and the subsidy have on the APBO. If the combined effect is a decrease in the APBO, the net reduction is accounted for as an actuarial gain. If the combined effect is an increase in the APBO, the net increase is accounted for as a plan amendment.
     The provisions of FSP 106-2 are effective for the first interim or annual period beginning after June 15, 2004 for all public companies. If the effects of FSP 106-2, including the subsidy, changes in participation rates, and changes in per capita claims costs, lead the employer to conclude that the enactment of FSP 106-2 was not a “significant event” for its plan, the effects should be incorporated in the valuation performed at the next measurement date required by FAS 106. The regulations providing a firm definition of actuarial equivalence were issued to the public on January 21, 2005. As of that date, the Company remeasured the APBO as of January 21, 2005. The estimated impact of the new regulation is to reduce this annualized cost to $532, and result in a savings to the Company of $84.
Note 13. Shareholders’ Equity
          The Company has 10,000,000 authorized Common Shares at par value of $0.01 per share; 5,000 authorized Preferred Shares at par value $100 per share authorized; and 10,000,000 authorized Preferred shares at par value $0.01 per share.
          On April 25, 2003, the Company announced a three-for-one stock split of the Company’s Common Shares. Approval for the stock split was received from both the NYSPSC and the NJBPU on October 6, 2003, and the Shares were made available on October 13, 2003. Also, the Common shares were changed from no par value to a par value, of $0.01 per share. As a result, the Common share amounts in Shareholders’ Equity for all periods prior to the split were restated to reflect the stock split. Also, additional paid-in capital, in the amounts of $3,473, $3,421 and $3,411 for the year ended December 31, 2002 was recorded as a result of these events. In addition, earnings per share amounts for the years ended December 31, 2003, 2002 and 2001 were restated for the stock split.
Note 14. Commitments and Contingencies
          The Company currently has an operating lease to rent space on a tower to transmit video content from its head end facility. The Company also leases vehicles for operations as well as office space in Warwick, New York and Vernon, New Jersey. In addition, the Company has entered into certain long-term agreements to access trunk lines from other carriers to transmit voice, video and data. Total expense associated with these agreements was $881, $733 and $664 in 2004, 2003 and 2002, respectviely.
          The future aggregate commitment for minimum rentals as of December 31, 2004 is as follows:

2005	$832
2006	480
2007	151
2008	142
2009	113
Thereafter	299

Total	$2,017

          From time to time, the Company is involved in various litigation relating to claims arising out of the normal course of business. These claims are generally covered by insurance. The Company is not currently subject to any litigation which singularly or in the aggregate could reasonably be expected to have a material adverse effect on the Company’s financial position or results of operations.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts)
Note 15. Related Party Transactions
     The Company paid approximately $247, $294 and $494 during 2004, 2003, and 2002 to John W. Sanford & Son, Inc., whose President and Chief Operating Officer is the brother of Corinna S. Lewis, a Director of the Company. These amounts were paid as premiums on various insurance policies maintained by the Company. The portion of these amounts that represents a commission to John W. Sanford & Son, Inc. was less than $200. The Company believes that the transactions with John W. Sanford & Son, Inc. are on as favorable terms as those available from unaffiliated third parties.
     During 2004, Warwick Savings Bank was purchased and merged with Provident Bank. As a result, Board of Director member, Fred M. Knipp, is no longer a trustee of the Warwick Savings Bank. The Company now has its principal bank accounts and temporary investments with Provident Bank.
Note 16. Quarterly Information (unaudited)

	Fiscal Year Quarters
	($ in thousands)
	First	Second	Third	Fourth	Total
Year ended December 31, 2004
Revenue	$6,998	$6,928	$7,023	$6,729	$27,678
Operating income	534	458	475	(353)	1,114
Net income	1,858	2,010	2,152	2,908	8,928
Earnings per share	.34	.37	.40	.54	1.65

Year ended December 31, 2003

Revenue	$7,096	$7,142	$7,372	$7,039	$28,649
Operating income	1,194	639	1,103	241	3,177
Net income	1,927	1,885	2,249	1,669	7,730
Earnings per share	.36	.35	.41	.31	1.43
     As discussed in Note 13 and per share amounts were restated for the Company stock split.
Note 17. Subsequent Event
     On May 20, 2005 the Company received a final payment in the amount of $909, representing amounts previously held in escrow plus interest relating to the sale of the Company’s interest in DataNet in October 2004.

Report of Independent Registered Public Accounting Firm on
Consolidated Financial Statement Schedule
To the Board of Directors
  of Warwick Valley Telephone Company:
Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated September 29, 2005 appearing in the 2004 Annual Report to Shareholders of Warwick Valley Telephone Company also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
New York, New York
September 29, 2005

WARWICK VALLEY TELEPHONE COMPANY
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2003 and 2002
($ in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
Description	of Period	Expenses	Accounts	Deductions	of Period
		(Note a)	(Note b)	(Note c)
Allowance for Uncollectible:
Year 2004	$508	$120	$87	$567	$148
Year 2003	$428	$146	$102	$168	$508
Year 2002	$65	$465	$42	$144	$428

(a)	Provision for uncollectible as stated in statements of income.

(b)	Amounts previously written off which were credited directly to this account when recovered.

(c)	Amounts written off as uncollectible.

WARWICK VALLEY TELEPHONE COMPANY
EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page

31.1	Rule 13a-14a/15d-14(a) Certification signed by Herbert Gareiss, Jr. Chief Executive Officer	64

31.2	Rule 13a-14a/15d-14(a) Certification signed by Michael Cutler Chief Financial Officer	65

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Herbert Gareiss, Jr.-Chief Executive Officer.	66

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Michael Cutler -Chief Financial Officer.	67

99	Orange County-Poughkeepsie Limited Partnership Financial Statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002	68