Form 10-Q
period 2005-03-31
WARWICK VALLEY TELEPHONE CO
filed 2005-10-21
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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
Registrant’s telephone number, including area code (845) 986-8080
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,351,780 Common Shares, $.01 par value, outstanding at October 18, 2005.

Index to Form 10Q
Part I — Financial Information

Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	3
Consolidated Statements of Income for the three months ended March 31, 2005 and 2004	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004	5
Notes to Consolidated Financial Statements	6-11

Item. 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item. 3 Quantitative and Qualitative Disclosures about Market Risk	17

Item. 4 Controls and Procedures	17-19

Part II — Other Information

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	19

Item 5. Other Information	19

Item 6. Exhibits	19-24
EX-31.1 302 Certification for CEO
EX-31.2 302 Certification for CFO
EX-32.1 906 Certification for CEO
EX-32.2 906 Certification for CFO

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
($ in thousands except share amounts)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$16,092	$16,809
Accounts receivable — net of reserve for uncollectibles — $111 and $148 respectively	3,007	3,317
Other accounts receivable	971	954
Materials and supplies	1,229	1,308
Prepaid expenses	688	599
Deferred income taxes	102	405

Total Current Assets	$22,089	$23,392

Property, plant and equipment, net	40,475	40,971
Unamortized debt issuance costs	99	103
Other deferred charges	871	889
Investments	3,679	3,411

Total Assets	$67,213	$68,766

Liabilities
Current Liabilities:
Accounts payable	$641	$813
Current maturities of long term debt	1,519	1,519
Advance billing and payments	236	255
Deferred Income	889	889
Customer deposits	159	156
Accrued taxes	726	604
Pension and post retirement benefit obligations	1,429	1,429
Accrued access billing	—	827
Other accrued expenses	2,178	1,729

Total Current Liabilities	$7,777	$8,221

Long-term debt	9,871	10,251
Deferred income taxes	4,200	4,141
Other liabilities and deferred credits	602	607
Pension and post retirement benefit obligations	4,821	4,600

Total Liabilities	$27,271	$27,820

Shareholders’ Equity
Preferred Shares — $100 par value; authorized and issued shares 5,000; $0.01 par value authorized and unissued shares 10,000,000;	$500	$500
Common stock — $0.01 par value; authorized share 10,000,000 issued 5,985,463 as of March 31, 2005 and as of December 31, 2004	60	60
Treasury stock — $0.01 par value, 633,683 Common Shares as of March 31, 2005 and 583,683 Shares as of December 31, 2004	(4,748)	(3,598)
Additional paid in capital	3,487	3,487
Accumulated other comprehensive (loss)	(1,328)	(1,328)
Retained earnings	41,971	41,825

Total Shareholders’ Equity	$39,942	$40,946

Total Liabilities and Shareholders’ Equity	$67,213	$68,766

Please see accompanying notes, which are an intergral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($ in thousands except per share amounts)
FOR THE THREE MONTHS ENDED MARCH 31,

	2005	2004
Operating Revenues:
Local network service	$987	$1,014
Network access service	2,244	2,335
Long distance services	933	937
Directory advertising	351	367
Online services	1,717	1,716
Other services and sales	458	629

Total operating revenues	6,690	6,998

Operating Expenses:
Plant specific	1,128	1,056
Plant non-specific:
Depreciation and amortization	1,365	1,338
Other	856	694
Customer operations	1,097	1,125
Corporate operations	1,952	1,347
Cost of services and sales	419	528
Property, revenue and payroll taxes	420	376

Total operating expenses	7,237	6,464

Operating (loss) income	(547)	534

Other Income (Expense)
Interest income (expense), net of capitalized interest	(63)	(67)
Income from equity method investments	2,444	2,364
Other income (expense)	54	49

Total other income (expense) — net	2,435	2,346

Income before income taxes	1,888	2,880

Income Taxes	666	1,022

Net Income	1,222	1,858

Preferred Dividends	6	6

Income Applicable to Common Stock	$1,216	$1,852

Basic and Diluted Earnings per Share of Outstanding Common Stock	$0.23	$0.34

Weighted Average Shares of Common Stock Outstanding	5,384,558	5,401,200

Please see accompanying notes, which are an intergral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands except per share amounts)
FOR THE THREE MONTHS ENDED MARCH 31,

	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:		(Restated)

Net income	$1,222	$1,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,365	1,338
Deferred income taxes	362	328
Interest charged to construction	(1)	(3)
Income from equity investments, net of distributions	(268)	(714)

Change in assets and liabilities:
(Increase) Decrease in accounts receivable	310	13
(Increase) Decrease in other accounts receivable	(17)	(49)
(Increase) Decrease in materials and supplies	79	(380)
(Increase) Decrease in prepaid expenses	(89)	(92)
(Increase) Decrease in deferred charges	18	(32)
Increase (Decrease) in accounts payable	(172)	(610)
Increase (Decrease) in customers’ deposits	3	2
Increase (Decrease) in advance billing and payment	(19)	(23)
Increase (Decrease) in accrued taxes	122	762
Increase (Decrease) in pension and post retirement benefits obligations	221	42
Increase (Decrease) in accrued access billing	(827)	65
Increase (Decrease) in other accrued expenses	449	(60)
Increase (Decrease) in other liabilities and deferred credits	(5)	20

Net cash provided by operating activities	2,753	2,465

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(865)	(972)
Interest charged to construction	1	3
Investment contributions	—	(238)

Net cash used in investing activities	(864)	(1,207)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long term debt	(380)	—
Dividends(Common & Preferred)	(1,076)	(1,033)
Purchase of treasury stock	(1,150)	—

Net cash used in financing activities	(2,606)	(1,033)

Increase (Decrease) in cash and cash equivalents	(717)	225

Cash and cash equivalents at beginning of period	16,809	5,717

Cash and cash equivalents at end of period	$16,092	$5,942

Please see accompanying notes, which are an intergral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dollars in thousands except per share amounts
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
     Warwick Valley Telephone Company (the “Company”) provides communications services to customers in the Towns of Warwick, Goshen, and Wallkill, New York and the Townships of Vernon and West Milford, New Jersey. Its services include providing local and toll telephone service to residential and business customers, access and billing and collection services to interexchange carriers, Internet access and Video service.
Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year.
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and any disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.
Reclassifications
     Certain amounts previously reported for prior periods have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements. Such reclassifications had no effect on the results of operations or shareholders’ equity as previously recorded.
NOTE 2: RESTATEMENT
     The Company has restated the Consolidated Statement of Cash Flows for the three months ended March 31 2004 to reclassify the cash distributions of earnings received from the Orange County-Poughkeepsie Limited Partnership (“O-P”), an investment accounted for under the equity method of accounting. These cash distributions were previously classified as investing activities. However, because the cash distributions of O-P represent a return on our investment in O-P, they should have been classified as operating activities. The restatement has resulted in cash distributions from O-P of $1,650 for 2004 has been reclassified from “Cash Flows from Investing Activities” to “Cash Flows from Operating Activities” in the Consolidated Statement of Cash Flows. This restatement has no impact on the Company’s “Net increase in cash and cash equivalents” in the Consolidated Statement of Cash Flows, revenues, expenses, net income, earnings per share in the Consolidated Statement of Net Income, or any Consolidated Balance Sheet items.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dollars in thousands except per share amounts
NOTE 3: IMPACT OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
..
     In June 2004, the FASB issued EITF Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue 03-1 establishes a common approach to evaluating other-than-temporary impairment to investments in an effort to reduce the ambiguity in impairment methodology found in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which has resulted in inconsistent application. In September 2004, the FASB issued FASB Staff Position EITF Issue 03-1-1, which deferred the effective date for the measurement and recognition guidance clarified in EITF Issue 03-1 indefinitely; however, the disclosure requirements remain effective for fiscal years ending after June 15, 2004. While the effective date for certain elements of EITF Issue 03-1 has been deferred, the adoption of EITF Issue 03-1 when finalized in its current form is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The standard requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 should not impact on the Company’s financial position, results of operations or cash flows.
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
NOTE 4: EARNINGS PER SHARE
     Basic and diluted earnings per share are based on the weighted average number of actual shares outstanding of 5,384,558 and 5,401,200 for the three months ended March 31, 2005 and 2004, respectively.
     The Company did not have any common stock equivalents as of March 31, 2005 and 2004.
NOTE 5: COMPREHENSIVE INCOME
     Comprehensive income is equivalent to net income for the three months ended March 31, 2005 and 2004, respectively.

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
     The online segment provides high speed and dial up Internet services, help desk operations, and Video over VDSL.
Segment balance sheet information as of March 31, 2005 and December 31, 2004 is set forth below:

	March 31,	December 31,
	2005	2004

Assets
Telephone	$73,188	$74,338
Online	10,093	9,652
Elimination	(16,068)	(15,224)

Total assets	$67,213	$68,766

Capital expenditures
Telephone	$780	$4,097
Online	85	809

Total capital expenditures	$865	$4,906

     Segment income statement information for the three months ended March 31, 2005 and 2004 is set forth below:

	2005	2004

Revenues
Telephone	$5,443	$5,790
Online	1,717	1,716
Eliminations	(470)	(508)

Total revenues	$6,690	$6,998

Depreciation and amortization
Telephone	$957	$970
Online	408	368

Total depreciation and amortization	$1,365	$1,338

Operating (Loss) Income
Telephone	$(422)	$557
Online	(125)	(23)

Total operating (loss) income	$(547)	$534

Interest expense and income	(63)	(67)
Income from equity method investments	2,444	2,364
Other income (expense)	54	49

Income before taxes	$1,888	$2,880

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dollars in thousands except per share amounts
NOTE 7: MATERIAL AND SUPPLIES
     Material and supplies are carried at average cost. As of March 31, 2005 and December 31, 2004, the material and supplies inventory consisted of the following:

	2005	2004

Inventory for outside plant	$240	$257
Inventory for inside plant	666	672
Inventory for online plant	70	80
Inventory of video equipment	96	130
Inventory of equipment held for sale or lease	157	169

	$1,229	$1,308

NOTE 8: PROPERTY, PLANT AND EQUIPMENT
     Plant in service, at cost, consisted of the following as of March 31, 2005 and December 31, 2004:

	2005	2004

Land, buildings and other support equipment	$8,041	$7,925
Network and communications plant	31,093	30,699
Telephone plant	25,149	24,985
Online plant	10,284	10,252

Plant in service	$74,567	$73,861
Plant under construction	460	391

	75,027	74,252
Less: Accumulated depreciation	34,552	33,281

Property, plant and equipment, net	$40,475	$40,971

NOTE 9: INVESTMENTS
     The Company is a limited partner in Orange County-Poughkeepsie Limited Partnership (“O-P”) and has a 7.5% investment interest which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P. The following summarizes O-P’s income statement for the three months ended March 31:

	(Unaudited)
	2005	2004

Net sales	$39,762	$37,441
Cellular service cost	4,586	3,518
Operating expenses	1,330	1,988

Net operating income	33,846	31,935
Other income	109	268

Net income	$33,955	$32,203

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dollars in thousands except per share amounts
     The Company also owns 17% of Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells Sprint PCS under private label, which is accounted for under the equity method of accounting. The Company’s share of Zefcom’s losses has been reflected in “Other Income” in the Income Statement for the three months ended March 31, 2005 and 2004, respectively.
     In March 2004, the Company made an initial capital contribution of $238 in cash to Empire State Independent Fiber Network, LLC (“EsiNet”). The Company committed to contribute a total of $950 in four payments over the succeeding twelve months in connection with the Company’s 25% interest in the venture. As of March 31, 2005, the Company had contributed $713 and the remaining $237 was funded on April 1, 2005. EsiNet is currently in the process of building out its infrastructure. In the first quarter of 2005 the Company agreed to provide, if necessary, temporary bridge financing in the amount of $1,250, to be repaid within two years or upon the securing of permanent bank financing, if sooner. On March 31, 2005, this loan commitment expired without the Company’s having been required to extend the bridge loan. On June 22, 2005, EsiNet received a commitment from the Rural Telephone Finance Cooperative (“RTFC”) for a 10 year secured term loan in the amount of $6,750, subject to the delivery of satisfactory credit documentation to RTFC and to the satisfaction of all conditions precedent to closing. The Company’s share of EsiNet’s losses has been reflected in “Other Income” in the Income Statement for the three months ended March 31, 2005.
     The Company owned until October 2004 an 8.9% interest in DataNet. DataNet was formed in 2000 to build, market, and provide affordable, high speed, broadband fiber optic data communication services throughout New York State. In October 2004, the Company sold 100% of its interest in DataNet for $4,492. The Company received $3,603 in cash on the transaction date. The remainder of the sales price, $889, was held in an escrow account to provide funds available to satisfy any indemnification claim notices to DataNet subsequent to the transaction date until May 2005, at which time that amount, plus interest, was remitted in full to the Company. The Company was liable to indemnify the purchaser or any of its affiliates for any breach of a representation or warranty made by the Company or failure to perform any covenant or agreed upon action, pursuant to the Purchase Agreement.
NOTE 10: PENSION AND POST RETIREMENT OBLIGATIONS
     The components of net periodic cost for the three months ended March 31 are as follows:

	Pension Benefits		Post Retirement Benefits
	2005	2004	2005	2004

Service Cost	$—	$63	$53	$47
Interest Cost	196	203	96	77
Expected Return On Plan Assets	(201)	(162)	(34)	(30)
Amortization Of Transition Asset	—	—	13	—
Amortization Of Prior Service Cost	—	22	(5)	8
Amortization Of Net (Gain) Loss	35	35	68	52
Special Termination Benefits	—	—	—	—

Net Periodic Benefit Cost	$30	$161	$191	$154

     The Company has previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $1,208 to its pension plan and $222 to its postretirement plan, respectively in 2005. As of March 31, 2005, no contributions had been made to the plans. In April 2005, the Company contributed $302 and $56 to the respective plans.
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
     The provisions of FSP 106-2 are effective for the first interim or annual period beginning after June 15, 2004 for all public companies. If the effects of FSP 106-2, including the subsidy, changes in participation rates, and changes in per capita claims costs, lead the employer to conclude that the enactment of FSP 106-2 was not a “significant event” for its plan, the effects should be incorporated in the valuation performed at the next measurement date required by FAS 106. Because clarifying regulations providing a firm definition of actuarial equivalence had not yet been issued, the Company was unable to determine whether the prescription drug benefits provided under its plans are actuarially equivalent to Medicare Part D benefits until the current quarter. Accordingly, the estimated annualized net periodic cost for Company post retirement benefits, as projected for the twelve months ended December 31,2005 prior to adoption of the Act is $892, incorporating the provisions of the Act reduces this annualized cost to $770, resulting in a projected saving to the Company of $122 in 2005. The pro rata portion of this effect as it relates to the three months ended March 31, 2005 is reflected in the valuation of net periodic cost present above.
NOTE 11: SHAREHOLDERS’ EQUITY
     The Company has 10,000,000 authorized Common Shares at a par value of $0.01; 5,000 authorized Preferred Shares at a par value of $100; and 10,000,000 authorized Preferred Shares at a par value of $0.01.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Company operates in the communications services industry and provides telephone, directory advertising services, Internet, Video and other services to its customers. The Company’s basic business strategy is directed towards retaining as much of the traditional telecommunications business as possible, while using its existing network to develop and grow its Internet, data and entertainment products. The information below reflects all of these factors and efforts.
     You should read this discussion in conjunction with the consolidated financial statements and the accompanying notes. The presentation of dollar amounts in this discussion is in thousands.
Restatement
     The Company has restated the Consolidated Statement of Cash Flows for the three months ended March 31, 2004 to reclassify the cash distributions of earnings received from O-P, an investment accounted for under the equity method of accounting. These cash distributions were previously classified as arising form investing activities. However, because the cash distributions of O-P represent a return on our investment in O-P, they should have been classified as operating activities. The restatement has resulted in cash distributions from O-P of $1,650 for 2004 being reclassified, from “Cash Flows from Investing Activities” to “Cash Flows from Operating Activities” in the Consolidated Statement of Cash Flows. This restatement has no impact on the Company’s “Net increase in cash and cash equivalents” in the Consolidated Statement of Cash Flows, revenues, expenses, net income, earnings per share in the Consolidated Statement of Net Income, or any Consolidated Balance Sheet items.
Bank Waiver
     In connection with the late filing of this Quarterly Report on Form 10-Q, the Company obtained waivers of various relevant financial reporting covenants as of March 31, 2005.
Sale of Investment:
     The Company owned until October 2004 an 8.9% interest in DataNet. DataNet was formed in 2000 to build, market, and provide affordable, high speed, broadband fiber optic data communication services throughout New York State. In October 2004, the Company sold 100% of its interest in DataNet for $4,492. The Company received $3,603 in cash on the transaction date. The remainder of the sales price, $889, was held in an escrow account to provide funds available to satisfy any indemnification claim notices to DataNet subsequent to the transaction date until May 2005, at which time that amount, plus interest, was remitted in full to the Company. The Company was liable to indemnify the purchaser or any of its affiliates for any breach of a representation or warranty made by the Company or failure to perform any covenant or agreed upon action, pursuant to the Purchase Agreement.
OVERVIEW: Results of Operations for the three months ended March 31, 2005 and 2004 – (in thousands)
OPERATING REVENUES
     Operating revenues decreased by $308 (or 4%) for the three-month period ended March 31, 2005. This decrease was due largely to a reduction in network access revenues of $91 (or 9%) which resulted mainly from lower local switching support revenues received from the Universal Service Fund (the “USF”), and a decline in interstate switched access minutes. Long Distance service revenues decreased $70 (or 16%) for the three month period ended March 31, 2005, due to the continued decline in interstate interLATA call volume following customer trends towards wireless communications. Partially offsetting the decline in Long Distance service revenues was an increase in subscribers to the Company’s long distance plan, which increased Long Distance sales revenues by $66 (or 14%). Online service revenues were approximately flat. Increases of $59 (or 9%) in DSL revenues and $123 (or 39%) in Video revenues due to the continued expansion of our customer base for these products, along with revenues of $2 arising from the recent introduction of Home Networking Services were offset by a decrease of $183 (or 25%) in dial up services due to customers primarily outside of our service territory migrating to other high speed Internet connections. A decrease of $171 (or 27%) in other services and sales revenues was the result of lower rates that were mandated by the FCC for reciprocal compensation and an overall decrease in the sale of other non-regulated ancillary services. Local service revenues declined $27 (or 3%) due to access line losses to a competitor who entered the market in the fourth quarter of 2004. Directory advertising sales declined $16 (or 4%) reflecting a decreased demand from national/regional advertisers for directory ad pages.

OPERATING EXPENSES
     Total operating expenses increased $773 (or 12%) for the three month period ended March 31, 2005. Plant specific expenses increased $72 (or 7%) due mainly to material purchases associated with the Video product. Depreciation and amortization expenses increased $27 (or 2%) due to ongoing plant upgrades for the DSL and Video infrastructure as well as the cost associated with customer premise equipment installed in the homes of new Video subscribers. Other Plant non-specific expenses increased $162 (or 23%) due primarily to Video content costs to service the growing Video subscriber base. Corporate operations expenses increased $605 (or 45%) mainly due to professional and consulting fees associated with Sarbanes-Oxley Act Section 404 compliance offset by the absence, in 2005, of certain other consulting and management training costs incurred in the prior year. Property, revenue and payroll taxes increased $44 (or 12%) mainly due to higher assessments for municipal, school and property taxes and New York State franchise taxes. Partially offsetting these increases were decreases of $109 (or 21%) in lower Cost of services and sales mainly due to lower trunk line expenses associated with the long distance product and decreases of $28 (or 2%) in Customer operations expenses due primarily to head count reductions and lower costs associated with the production of the directory book.
OTHER INCOME (Expense)
     Other income (expense) increased by $89 (or 4%) for the three month period ended March 31, 2005 from $2,346 in 2004 to $2,435 in 2005, due primarily to an increase in income from O-P. The partnership’s earnings increased 5% over the comparable period last year. Higher O-P call volume remains the primary factor behind the increase.
     The 5% increase over the first quarter of 2004 compares with the 23% increase in 2004 over 2003. The 27% increase for 2004 over 2003 that was reported in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption “Other Income (Expense)” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 reflected the increase as measured by the amounts shown on the books of the Company for the two periods. The amount recorded by the Company as its share of O-P’s income for the first quarter of 2003 was of necessity based on estimates, because of when the quarterly financials from O-P became available. The Company subsequently made income statement adjustments to reflect the Company’s actual share, which was somewhat larger than had been estimated. The Company now receives O-P’s quarterly financials on a timely basis that renders it unnecessary to make estimates of this kind.
     Interest expense (net) decreased by $4 (or 6%) for the three month period ended March 31, 2005 from $69 in the corresponding period of 2004 as higher interest expense incurred due to upward pressure on rates was offset by increased income generated from Company investments in interest bearing cash equivalents
LIQUIDITY AND CAPITAL RESOURCES
     The Company had $16,092 of cash and cash equivalents available at March 31, 2005. The Company has a $4,000 line of credit with a bank, of which the entire amount remained unused at March 31, 2005. Interest is at a variable rate and borrowings are on a demand basis without restrictions. In addition the Company has an $18,475 unsecured term credit facility with CoBank, ACB at a variable rate (which was approximately 4.7% for the period January 1, through March 31, 2005). Loans were available under this facility until September 30, 2004. As of March 31, 2005, $11,390 in principal amount was outstanding under the CoBank, ACB term credit facility. In October 2004, the Company began making principal payments on the outstanding debt under the facility; the final payment is due July 20, 2012.
CASH FROM OPERATING ACTIVITIES
     The Company’s primary source of funds continues to be cash generated from operations, including cash distributions from O-P. The Company’s cash distribution from O-P for the Company’s share of O-P’s earnings was $2,175 for the three months ended March 31, 2005 versus $1,650 for the comparable period last year. O-P cash distributions are made to the Company on a quarterly basis at the discretion of the general partner.
CASH FROM INVESTING ACTIVITIES
     Capital expenditures totaled $865 during the three month period ended March 31, 2005 as compared to $972 for the corresponding period of 2004, reflecting a slowdown in the expansion of the Video product while the Company studies the next generation of video technology, which will offer enhanced services such as video on demand and enable our products to reach to additional customers. The Company expects to complete this study by the end of 2005 and be positioned to begin deployment in 2006.
     In March 2004, the Company made an initial capital contribution of $238 to EsiNet. In April 2005, the Company made its final required capital contribution of $238, bringing its total investment in EsiNet to $950 and fulfilling its contractual funding obligation.

CASH FROM FINANCING ACTIVITIES
     Dividends declared by the Board of Directors of Warwick Valley Telephone Company were $0.20 per share for the three month period ended March 31, 2005, compared to $0.19 for the corresponding period in 2004. The total dividends paid on the Company’s Common Shares for the three months ended March 31, 2005 were $1,070 compared to $1,027, for the same period in 2004. In March 2005, the Company purchased 50,000 Common Shares from a shareholder at $23 per share or $1,150. In September 2004, the Company borrowed $5,000 under its loan facility with CoBank to be used for future capital expenditures and strategic acquisitions. The funds have been invested by CoBank on the Company’s behalf in short-term cash equivalents.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
     In June 2004, the FASB issued EITF Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue 03-1 establishes a common approach to evaluating other-than-temporary impairment to investments in an effort to reduce the ambiguity in impairment methodology found in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which has resulted in inconsistent application. In September 2004, the FASB issued FASB Staff Position EITF Issue 03-1-1, which deferred the effective date for the measurement and recognition guidance clarified in EITF Issue 03-1 indefinitely; however, the disclosure requirements remain effective for fiscal years ending after June 15, 2004. While the effective date for certain elements of EITF Issue 03-1 has been deferred, the adoption of EITF Issue 03-1 when finalized in its current form is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The standard requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 should not impact on the Company’s financial position, results of operations or cash flows.
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
OTHER FACTORS:
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
          The Company currently provides access to the national and international calling markets as well as intrastate calling markets through all interested inter-exchange carriers, including WVLD. Access to the remainder of the intrastate calling markets is provided by the Company as well as other exchange carriers. WVLD, as an inter-exchange carrier, competes against all such other carriers, including cellular telephone providers and Internet-based service providers
          The Company’s territory is surrounded by the territories of Verizon Communications, Inc., Frontier — A Citizen’s Communications Company and Sprint-United Telephone, all of which offer residential and business telephone equipment. There are also several competitive telephone companies located within a 30-mile radius of Warwick, New York, and Voice over Internet Protocol (“VoIP”) providers are beginning to offer service in the Company’s franchised territory. The Company’s residential customers can purchase telephone sets (including cellular sets) and equipment at other retail outlets that are not affiliated with the Company, both inside and outside the Company’s territory.

          The Company is currently competing for local service through access lines with Frontier — A Citizen’s Communications Company in the Middletown, New York area, as well as with Sprint-United Telephone in the Vernon, New Jersey area. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. There can be no assurances that the Company will implement any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company’s franchise territory. Cablevision is currently rolling out VoIP in Bethpage, New York and has launched VoIP in New Jersey. In addition, in the second half of 2004, Cablevision began to compete with the Company in its historical footprint for its traditional access line customers by offering a triple play package of voice video and data.
          The present market environment requires that Online compete both on the basis of service and price. There are numerous competitors throughout Online’s market area whose services are available to customers. During the three months ended March 31, 2005, UltraLink increased its market penetration level, increasing the number of subscribers by 3% while conversely, in the same time period, the number of customers for Online’s dial-up product decreased approximately 10% due to the migration of customers to high speed Internet provided not only by the Company itself but also by the competition, the latter primarily outside of our service territory. Whether customer and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the level of demand for voice, video and data services.
REGULATION
          The Company’s New York telephone service operations are subject to the jurisdiction of the NYSPSC, and the Company’s New Jersey telephone service operations to the jurisdiction of the NJBPU. These two bodies have regulatory authority over the Company’s local exchange operations with respect to rates, facilities, services, reports, issuance of securities and other matters such as corporate restructuring. As a result, the Company’s ability to respond quickly to changing market conditions or to implement a new business organization can be limited by the necessity of obtaining regulatory reviews or responding to interrogatories which can slow down or even prevent the desired transaction. Interstate toll and access services are subject to the jurisdiction of the FCC. The Company receives reimbursement from carriers in the form of charges for providing carriers access to and from the Company’s local network. Video operations are under the jurisdiction of the NYSPSC, the NJBPU, and the FCC as well as the municipalities where the Company provides services.
          The 1996 Act opened local telecommunications markets to competition, preempting state and local laws to the extent that they prevented competitive entry into a market. The 1996 Act allows states to retain the authority to preserve universal service, protect public safety and welfare, ensure quality of service, protect consumers and mediate and arbitrate disputes involving interconnection agreements between carriers. The 1996 Act generally requires local carriers to interconnect with other carriers, unbundle their services at wholesale rates, permit resale of their services, enable collocation of equipment, provide local number portability and dialing parity, provide access to poles, ducts, conduits and rights-of–way, and complete calls originating by competing carriers under termination agreements.
          In 2003 the FCC issued an order which essentially kept in place the 1996 Act regulatory regime with respect to Unbundled Network Elements Platform (“UNEP”) competition, allowed authority for the states to implement UNEP competition and pricing and eliminated a previous requirement of ILECs to share their high-speed lines with competitors. Although a Federal court reversed some parts of the FCC’s order, including the delegation to the states to implement UNEP competition and pricing, the line sharing provisions of the order were upheld. On February 4, 2005, the FCC released permanent rules governing UNEPs. Although it is expected that portions of these new rules will be appealed, the Company cannot predict the impact of any appeal. However, the Company believes that there will be minimal effect on its ILEC operations because the FCC’s impairment thresholds are at a level beyond the Company’s demographics and it does not currently have UNEP competition in its markets.
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

          The advent of VoIP services being provided by cable television and other companies has heightened the need for Federal and State regulators to determine whether VoIP is subject to the same regulatory and financial constraints as wire line telephone service. On November 9, 2004, the FCC issued an order in response to a petition from Vonage declaring that Vonage-style VoIP services were exempt from state telecommunications regulations. The FCC order applies to all VoIP offerings provided over broadband services. However, this order did not clarify whether or under what terms VoIP traffic may be subject to intercarrier compensation requirements; whether VoIP was subject to state tax or commercial business regulations; or whether VoIP providers had to comply with obligations related to 911 emergency calls, the Universal Service Fund (the “USF”) or the Communications Assistance Law Enforcement Act. The FCC is addressing these issues in its “IP-Enabled Services Proceedings”, which opened in February 2004. On June 3, 2005, the FCC issued an order establishing rules requiring VoIP service providers to incorporate 911 emergency call capabilities for their customers as a standard feature of their services, rather than an optional enhancement.
          The FCC has decisions pending regarding the USF and inter-carrier compensation issues. The sustainability of the USF and the possible requirement that VoIP providers participate in funding rural carriers will affect and influence decisions to invest in new facilities. The same considerations apply to the continuation of inter-carrier compensation, or access charges, which is another element in the financial health of rural telephone companies. It was expected that the FCC would address issues involving inter-carrier compensation, the USF and internet telephony in 2005. On February 10, 2005, the FCC adopted a Further Notice of Proposed Rulemaking, addressing inter-carrier compensation. Proposed inter-carrier compensation changes, such as “bill and keep” (under which switched access charges and reciprocal compensation would be reduced or eliminated), could reduce the Company’s access revenues.
          On June 29, 2005, the NYPSC issued an Order Instituting Proceeding and Inviting Comments in its Proceeding on Motion of the Commission on Issues Related to the Transition to Intermodal Competition in the Provision of Telephone Services (“Comp III”). Comp III seeks to address the state of competition, the impact competition is having on consumers and providers, and how these changes will, or should, impact the New York regulatory model. On August 15, 2005 the New York State Telephone Association (the “NYSTA”) on behalf of the Company and other New York State ILECs, filed its comments in regards to Comp III with the NYPSC. In making its case, the NYSTA asserted that, primarily driven by new technologies like VoIP and digital cable television voice services, intermodal competition has within a relatively short period of time created strong competitive alternatives to existing wireless and wire line services, and that ILECs need relief in the areas of consumer protection, mergers, sales and acquisitions, service quality reporting, complaint handling and flexible pricing.
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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company does not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes. The Company’s only assets exposed to market risk are its interest bearing bank accounts, into which the Company deposits its excess operating funds on a daily basis, the $5,000 of borrowed funds which CoBank has deposited in an interest bearing money market account on the Company’s behalf and a $3,500 certificate deposit currently held with our primary commercial banker. In regards to its CoBank loan, the Company has the option of choosing the following rate options: Weekly Quoted Variable Rate, Long-Term Fixed Quote and a Libor Option. The Company does not believe that its exposure to interest rate risk is material.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
          The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, is in the process of evaluating the effectiveness of the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2004. In performing our assessment of the effectiveness of the Company’s internal control over financial reporting, we are applying the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). However, we have not completed our assessment of the effectiveness of the Company’s internal control over financial reporting
          Although we have not completed our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, we have identified certain control deficiencies that represent material weaknesses at December 31, 2004. These control deficiencies and related material weaknesses are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”) filed on September 30, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The identified material weaknesses are discussed below. Additional material weaknesses may be identified as we complete our assessment. The existence of one or more material weaknesses at December 31, 2004 precluded us from concluding that the Company’s internal control over financial reporting was effective as of December 31, 2004, based on the criteria in the Internal Control-Integrated Framework issued by the COSO. Therefore, upon completion of our assessment, we will conclude in our Report on Internal Control over Financial Reporting in an amendment to the 2004 Form 10-K that the Company’s internal control over financial reporting was not effective as of December 31, 2004. Additionally we expect that the Company’s independent registered public accounting firm will issue an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 when the assessment is complete.
          The Company’s management with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation they have concluded that the Company’s disclosure controls and procedures are not effective in ensuring that all material information required to be filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Commission because of material weaknesses in its internal controls over financial reporting as discussed above and in the Company’s 2004 Form 10-K which was filed on September 30, 2005.
          In light of the material weaknesses described in the 2004 Form 10-K, management continues to perform additional analysis and other post-closing procedures to ensure the Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States. Accordingly, management believes that the interim consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the period presented.
(b) Changes in Internal Control over Financial Reporting
          As previously reported in the 2004 Form 10-K, the Company is implementing enhancements and changes to its internal control over financial reporting to provide reasonable assurance that those errors and control deficiencies will not recur. For the most part, these remediation initiatives began in 2005 and represent the Company’s plan to remediate the material weaknesses identified above, with some of the remediation plans impacting only one material weakness, while other remediation plans will, after their implementation, remedy several of the material weaknesses after their implementation.
i.	The Company recognizes the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, remediation programs have begun to eliminate the material weaknesses related to the Company’s control environment that is inclusive of Information Technology General Controls (“ITGCs”). The remediation programs that have been initiated are as follows:

a)	The Company has enhanced the competence of the organization by hiring additional staff competent in accounting, regulatory affairs, and network operations. The Company will continue to enhance its financial accounting and reporting competencies by recruiting additional qualified staff and further developing its existing staff by reinforcing existing continuing education programs. In September, 2005, the Company initiated the first phase of a reorganization to improve operating efficiencies and financial reporting functionality.

b)	The Company recognizes the importance of its ITGCs and their use as an effective tool for managing and controlling processes that affect the financial reporting process. Consequently, and to eliminate existing material weaknesses, management has implemented procedures to enhance controls over the “change management” process. Additionally, the Company is in the process of upgrading its overall system security with final implementation scheduled for the fourth quarter of 2005. Furthermore, the Company has issued an RFP for the purpose of simultaneously upgrading its Operating Support System and integrating it with the Financial Reporting System. The system is scheduled for implementation by the third quarter of 2006, and through this automation, the Company will reduce the number of manual controls that have been identified as material weaknesses and advance the maturation of its control environment.
ii.	The Company recognizes the importance of having staff with the competences required for the accurate interpretation and application of generally accepted accounting principles (GAAP); for having effective internal control over financial reporting; and for establishing the appropriate policies and procedures to assure timely, accurate, and reliable financial information. Consequently management has initiated the following remediation programs to address the identified material weaknesses:
a)	The Company has been and continues to be in the process of remediating those material weaknesses related to the inappropriate application of GAAP by:
1)	Contracting with qualified telecommunications industry tax specialists to assist the company with its preparation, filing, and related accounting for all elements of taxation at both the state and federal levels;

2)	Hiring a new CFO in January 2005 and recruiting additional financial resources to provide the appropriate level of accounting competency;

3)	Initiating the search to hire a qualified firm by the fourth quarter of 2005 to establish an internal audit function that meets professional standards;

4)	Establishing documented procedures to effectively manage the Company’s equity investments; and

5)	Improve the revenue recognition function at the Company by:
A.	Reorganizing and providing the appropriate training to personnel responsible for managing the various revenue cycles;

B.	Implementing the appropriate controls for the independent review and approval of the processes related to service activation, customer payments and applications, customer billing adjustments and write-offs, service orders, or rates and the related financial reporting;

C.	Contracting with a service provider to automate invoice generation and distribution as well as collection and account application with an implementation date scheduled for the fourth quarter 2005; and

D.	Beginning the search for someone to fill the newly created staff position – Manager of Revenue Assurance.
b)	The Company is in the process of remediating material weaknesses in its internal control related to the period-end financial reporting process that have the potential of preventing the accurate preparation and review of the Company’s consolidated financial statements in future financial periods. The Company’s planned remediation includes:
1)	Implementing processes and procedures to perform the necessary analysis, critical review, approval, and reconciliation of journal entries and account balances;

2)	Establishing procedures for period end cut-offs, including, but not limited to, identifying and recognizing all incurred liabilities;

3)	Increasing supervisory review of the consolidation process in anticipation of implementing an automated consolidation process by the first quarter of 2006;

4)	Contracting with a service provider to automate and integrate the Payroll process with final implementation scheduled for October 2005;

5)	Establishing a Disclosure Committee composed of senior officers with responsibility for overseeing the accuracy and timeliness of disclosures made by the Company; and

6)	In anticipation of the IT system conversion outlined in Section i(b) above, and for those processes where automation will not occur, implementing controls to ensure that spreadsheets used in the period-end financial reporting process are appropriately managed.
iii.	The Company recognizes the importance of segregating duties to maximize its ability to detect and prevent fraud. The Company’s remediation process for this function includes the following:
a)	Implementation of the new IT system as outlined in section i(b) above, which is expected to address certain of the material weaknesses related to improper segregation of duties in the current manual processes; and

b)	In anticipation of the implementation of the new IT system, establishing manual controls to segregate the duties associated with the creation, critical review, approval, and reconciliation of transactions related to the financial reporting process.
iv.	The Company recognizes that only those personnel with the appropriate authorization should have access to the programs and processes that ultimately affect financial reporting. The Company is in the process of remediating related material weaknesses by establishing and enforcing authorization procedures for limiting access to those functions that have an affect on financial reporting. In conjunction with the authorization process, the Company is upgrading security in its IT system by electronically restricting access to only authorized personnel.
     PART II — OTHER INFORMATION
     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          In March 2005, the Company purchased Common Shares from a shareholder for $1,150 as described in the table below. These shares were held as treasury stock by the Company as of March 31, 2005, and were reported as such in the accompanying financial statements.

Issuer Purchase of Equity Securities
Period	(a) Total	(b) Average	( c) Total	(d) Maximum
	Number of	Price Paid	Number of	Number (or
	Shares (or	per Share (or	Shares (or	Approximate
	Units)	Unit)	Units)	Dollar Value)
	Purchased		Purchased as	of Shares (or
			Part of	Units) that
			Publically	May Yet Be
			Announced	Purchased
			Plans or	Under the
			Programs	Plan or
Programs

March 2005	50,000	$23	—	—

     ITEM 5. OTHER INFORMATION
Shareholders in 401(k) Plan
     As of March 31 2005 3% of the Company’s outstanding Common Shares were held by employees in the Company’s 401(k) plan. These percentages fluctuate quarterly.
ITEM 6. EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certificate signed by Herbert Gareiss, Jr. — Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certificate signed by Michael Cutler — Principal Financial Officer
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Herbert Gareiss, Jr.-Principal Executive Officer.
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Michael Cutler – Principal Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warwick Valley Telephone Company
Registrant

Date 10/21/05	/s/Herbert Gareiss, Jr.
Herbert Gareiss, Jr.,
President, Duly Authorized Officer

Date 10/21/05	/s/Michael Cutler
Michael Cutler,
Vice President, Principal Financial Officer