Form 10-Q
period 2005-06-30
WARWICK VALLEY TELEPHONE CO
filed 2005-10-28
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Registrant’s telephone number, including area code (845) 986-8080
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,351,780 Common Shares, $0.01 par value, outstanding at October 24, 2005.

Index to Form 10Q

Part I — Financial Information

Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	3
Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004	4
Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004	5
Notes to Consolidated Financial Statements	6-12

Item. 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18

Item. 3 Quantitative and Qualitative Disclosures about Market Risk	19

Item. 4 Controls and Procedures	19-21

Part II — Other Information

Item 5. Other Information	21

Item 6. Exhibits	21-26
EX-31.1 Certification 302 CEO
EX-31.2 Certification 302 CFO
EX-32.1 Certification 906 CEO
EX-32.2 Certification 906 CFO

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
($ in thousands)

	June 30,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$15,631	$16,809
Accounts receivable — net of reserve for uncollectibles — $138 and $148, respectively	3,000	3,317
Other accounts receivable	94	954
Materials and supplies	1,384	1,308
Prepaid income taxes	1,333	—
Prepaid expenses	596	599
Deferred income taxes	114	405

Total Current Assets	$22,152	$23,392

Property, plant and equipment, net	39,671	40,971
Unamortized debt issuance costs	96	103
Other deferred charges	852	889
Investments	3,859	3,411

Total Assets	$66,630	$68,766

Liabilities
Current Liabilities:
Accounts payable	$976	$813
Current maturities of long term debt	1,519	1,519
Advance billing and payments	299	255
Deferred income	—	889
Customer deposits	151	156
Accrued taxes	179	604
Pension and post retirement benefit obligations	711	1,429
Accrued access billing	—	827
Other accrued expenses	1,994	1,729

Total Current Liabilities	$5,829	$8,221

Long-term debt	9,491	10,251
Deferred income taxes	5,164	4,141
Other liabilities and deferred credits	577	607
Pension and postretirement benefit obligations	5,042	4,600

Total Liabilities	$26,103	$27,820

Shareholders’ Equity
Preferred Shares — $100 par value; authorized and issued shares 5,000; $0.01 par value authorized and unissued shares 10,000,000;	$500	$500
Common stock — $0.01 par value; authorized shares 10,000,000 issued 5,985,463 as of June 30, 2005 and December 31, 2004	60	60
Treasury stock — $0.01 par value, 633,683 Common Shares as of June 30, 2005 and 583,683 Shares as of December 31, 2004	(4,748)	(3,598)
Additional paid in capital	3,487	3,487
Accumulated other comprehensive (loss)	(1,328)	(1,328)
Retained earnings	42,556	41,825

Total Shareholders’ Equity	$40,527	$40,946

Total Liabilities and Shareholders’ Equity	$66,630	$68,766

Please see accompanying notes, which are an intergral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating Revenues:
Local network service	$967	$1,012	$1,954	$2,026
Network access service	2,062	2,193	4,306	4,528
Long distance services	880	1,035	1,813	1,972
Directory advertising	350	359	701	726
Online services	1,700	1,723	3,417	3,440
Other services and sales	426	606	884	1,233

Total operating revenues	6,385	6,928	13,075	13,925

Operating Expenses:
Plant specific	1,160	1,028	2,288	2,084
Plant non-specific:
Depreciation and amortization	1,357	1,332	2,722	2,670
Other	820	839	1,676	1,533
Customer operations	1,049	1,201	2,146	2,326
Corporate operations	1,973	1,210	3,925	2,557
Cost of services and sales	420	465	839	993
Property, revenue and payroll taxes	334	395	754	771

Total operating expenses	7,113	6,470	14,350	12,934

Operating (loss) income	(728)	458	(1,275)	991

Other Income (Expense):
Interest income (expense), net of capitalized interest	(57)	(70)	(120)	(137)
Income from equity method investments, net	2,450	2,670	4,894	5,034
Gain on sale of investment	889	—	889	—
Other income (expense)	19	(27)	73	22

Total other income (expense) — net	3,301	2,573	5,736	4,919

Income before income taxes	2,573	3,031	4,461	5,910

Income Taxes	910	1,021	1,576	2,042

Net Income	1,663	2,010	2,885	3,868

Preferred Dividends	7	7	13	13

Income Applicable to Common Stock	$1,656	$2,003	$2,872	$3,855

Basic and Diluted Earnings per Share of Outstanding Common Stock	$0.31	$0.37	$0.54	$0.71

Weighted Average Shares of Common Stock Outstanding	5,351,780	5,401,214	5,368,078	5,401,214

Please see accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)
FOR THE SIX MONTHS ENDED JUNE 30,

	2005	2004
		(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:

Net income	$2,885	$3,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,722	2,670
Deferred income tax	1,314	519
Interest charged to construction	(4)	(5)
Income from equity investments, net of distributions	(210)	1,116
Gain on sale of investment	(889)	—

Change in assets and liabilities:
(Increase) Decrease in accounts receivable	317	(198)
(Increase) Decrease in other accounts receivable	860	(15)
(Increase) Decrease in materials and supplies	(76)	(60)
(Increase) Decrease in prepaid income taxes	(1,333)	—
(Increase) Decrease in prepaid expenses	3	156
(Increase) Decrease in deferred charges	37	(73)
Increase (Decrease) in accounts payable	163	(1,043)
Increase (Decrease) in customers’ deposits	(5)	(12)
Increase (Decrease) in advance billing and payment	44	33
Increase (Decrease) in deferred income	(889)	—
Increase (Decrease) in accrued taxes	(425)	151
Increase (Decrease) in pension and post retirement benefits obligations	(276)	78
Increase (Decrease) in accrued access billing	(827)	132
Increase (Decrease) in other accrued expenses	265	(401)
Increase (Decrease) in other liabilities	(30)	(17)

Net cash provided by operating activities	3,646	6,899

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,415)	(2,401)
Interest charged to construction	4	5
Distribution from sale of investment	889	—
Investment contributions	(238)	(238)

Net cash used in investing activities	(760)	(2,634)

CASH FLOW FROM FINANCING ACTIVITIES:
Dividends(Common and Preferred)	(2,154)	(2,065)
Purchase of treasury stock	(1,150)	—
Repayment of long term debt	(760)	—

Net cash used in financing activities	(4,064)	(2,065)

(Decrease) increase in cash and cash equivalents	(1,178)	2,200

Cash and cash equivalents at beginning of period	16,809	5,717

Cash and cash equivalents at end of period	$15,631	$7,917

Please see accompanying notes, which are an intergral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dollars in thousands, except per share amounts
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
Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year.
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
NOTE 2: RESTATEMENT
          The Company has restated the Consolidated Statement of Cash Flows for the six months ended June 30, 2004 to reclassify the cash distributions of earnings received from the Orange County-Poughkeepsie Limited Partnership (“O-P”), an investment accounted for under the equity method of accounting. These cash distributions were previously classified as investing activities. However, because the cash distributions of O-P represent a return on our investment in O-P, they should have been classified as operating activities. The restatement has resulted in cash distributions from O-P of $6,150 for the six months ended June 30, 2004 being reclassified from “Cash Flows from Investing Activities” to “Cash Flows from Operating Activities” in the Consolidated Statement of Cash Flows. This restatement has no impact on the Company’s “Net increase in cash and cash equivalents” in the Consolidated Statement of Cash Flows, revenues, expenses, net income, earnings per share in the Consolidated Statement of Net Income, or any Consolidated Balance Sheet items.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dollars in thousands, except per share amounts
NOTE 3: IMPACT OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
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
     In April 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” requiring companies to recognize a liability for the fair value of an asset retirement obligation that may be conditional on a future event if the fair value of the liability can be reasonably estimated. The Company does not expect that the adoption of FIN 47 will have a material impact on the Company’s financial position, results of operations or cash flows
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 January 1, 2006 and does not anticipate any material effect on its consolidated financial statements.
NOTE 4: EARNINGS PER SHARE
     Basic and diluted earnings per share are based on the weighted average number of actual shares outstanding of 5,351,780 and 5,401,214 for the three months and 5,368,078 and 5,401,214 for the six months ended June 30, 2005 and 2004, respectively.
     The Company did not have any common stock equivalents as of June 30, 2005 and 2004.
NOTE 5: COMPREHENSIVE INCOME
     Comprehensive income is equivalent to net income for the three and six months ended June 30, 2005 and 2004.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dollars in thousands, except per share amounts
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
     The online segment provides high speed and dial up Internet services, help desk operations, and Video over VDSL.
Segment balance sheet information as of June 30, 2005 and December 31, 2004 is set forth below:

	June 30,	December 31,
	2005	2004

Assets
Telephone	$71,687	$74,338
Online	11,150	9,652
Elimination	(16,207)	(15,224)

Total assets	$66,630	$68,766

     Segment cash flow information as of June 30, 2005 and, 2004 is set forth below:

	June 30,	June 30,
	2005	2004

Capital expenditures
Telephone	$1,099	$1,927
Online	316	474

Total capital expenditures	$1,415	$2,401

     Segment income statement information for the six months ended June 30, 2005 and 2004 is set forth below:

	2005	2004

Revenues
Telephone	$10,590	$11,532
Online	3,417	3,440
Eliminations	(932)	(1,047)

Total revenues	$13,075	$13,925

Deprecation and amortization
Telephone	$1,901	$1,923
Online	821	747

Total depreciation and amortization	$2,722	$2,670

Operating (Loss) Income
Telephone	(1,011)	1,097
Online	(264)	(106)

Total operating (loss) income	$(1,275)	$991

Interest expense and income	(120)	(137)
Income from equity method investments, net	4,894	5,034
Gain on sale of investment	889	—
Other income (expense)	73	22

Income before income taxes	$4,461	$5,910

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dollars in thousands, except per share amounts
     Segment income statement information for the three months ended June 30, 2005 and 2004 are set forth below:

	2005	2004

Revenues
Telephone	$5,147	$5,743
Online	1,700	1,724
Eliminations	(462)	(539)

Total revenues	$6,385	$6,928

Deprecation and amortization
Telephone	$944	$953
Online	413	379

Total depreciation and amortization	$1,357	$1,332

Operating (Loss) Income
Telephone	(589)	541
Online	(139)	(83)

Total operating (loss) income	$(728)	$458

Interest expense and income	(57)	(70)
Income from equity method investments, net	2,450	2,670
Gain on sale of investment	889	—
Other income (expense)	19	(27)

Income before income taxes	$2,573	$3,031

NOTE 7: MATERIAL AND SUPPLIES
     Material and supplies are carried at average cost except that specific costs are used in the case of large individual items. As of June 30, 2005 and December 31, 2004, the material and supplies inventory consisted of the following:

	2005	2004

Inventory for outside plant	$299	$257
Inventory for inside plant	732	672
Inventory for online plant	68	80
Inventory of video equipment	112	130
Inventory of equipment held for sale or lease	173	169

	$1,384	$1,308

NOTE 8: PROPERTY, PLANT AND EQUIPMENT
     Plant in service, at cost, consisted of the following as of June 30, 2005 and December 31, 2004:

	2005	2004

Land, buildings, furniture and other support equipment	$8,045	$7,925
Network and communications plant	30,845	30,699
Telephone plant	25,319	24,985
Online plant	10,499	10,252

Plant in service	$74,708	$73,861
Plant under construction	519	391

	75,227	74,252
Less: Accumulated depreciation	35,556	33,281

Property, plant and equipment, net	$39,671	$40,971

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dollars in thousands, except per share amounts
NOTE 9: INVESTMENTS
     The Company is a limited partner in Orange County-Poughkeepsie Limited Partnership (“O-P”) and has a 7.5% investment interest which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P.
     The following summarizes O-P’s income statement for the six months ended June 30:

	(Unaudited)
	2005	2004

Net sales	$83,065	$79,634
Cellular service cost	12,551	7,811
Operating expenses	3,103	3,706

Net operating income	67,411	68,117
Other income	326	470

Net income	$67,737	$68,587

     The following summarizes O-P’s income statement for the three months ended June 30:

	(Unaudited)
	2005	2004

Net sales	$43,302	$42,193
Cellular service cost	7,965	4,293
Operating expenses	1,772	1,718

Net operating income	33,565	36,182
Other income	217	202

Net income	$33,782	$36,384

     The Company also owns 17% of Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells Sprint PCS under private label, which is accounted for under the equity method of accounting. The Company’s share of Zefcom’s losses has been reflected in “Income from equity investments, net” in the Income Statement for the three and six months ended June 30, 2005 and 2004, respectively.
     In March 2004, the Company made an initial capital contribution of $238 in cash to Empire State Independent Fiber Network, LLC (“EsiNet”). The Company committed to contribute a total of $950 in four payments over the succeeding twelve months in connection with the Company’s 25% interest in the venture. As of April 1, 2005, the Company had satisfied the entire commitment. EsiNet is currently in the process of building out its infrastructure. In the first quarter of 2005 the Company agreed to provide, if necessary, temporary bridge financing in the amount of $1,250, to be repaid within two years or upon the securing of permanent bank financing, if sooner. On March 31, 2005, this loan commitment expired without the Company’s having been required to extend the bridge loan. On June 22, 2005, EsiNet received a commitment from the Rural Telephone Finance Cooperative (“RTFC”) for a 10 year secured term loan in the amount of $6,750, subject to the delivery of satisfactory credit documentation to RTFC and to the satisfaction of all conditions precedent to closing. The Company’s share of EsiNet’s losses has been reflected in “Income from equity investments, net” in the Income Statement for the three months and six months ended June 30, 2005.
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

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dollars in thousands, except per share amounts
NOTE 10: PENSION AND POST RETIREMENT OBLIGATIONS
     The components of net periodic cost for the three months ended June 30 are as follows:

	Pension Benefits		Post Retirement Benefits
	2005	2004	2005	2004

Service Cost	$—	$63	$53	$47
Interest Cost	196	203	96	77
Expected Return On Plan Assets	(201)	(162)	(34)	(30)
Amortization Of Transition Asset	—	—	13	—
Amortization Of Prior Service Cost	—	22	(5)	8
Amortization Of Net Loss	35	35	68	52

Net Periodic Benefit Cost	$30	$161	$191	$154

     The components of net periodic cost for the six months ended June 30 are as follows:

			Post Retirement
	Pension Benefits		Benefits
	2005	2004	2005	2004

Service Cost	$—	$126	$106	$94
Interest Cost	392	406	192	154
Expected Return On Plan Assets	(402)	(325)	(68)	(60)
Amortization Of Transition Asset	—	—	26	—
Amortization Of Prior Service Cost	—	44	(10)	16
Amortization Of Net Loss	70	71	136	104

Net Periodic Benefit Cost	$60	$322	$382	$308

     The Company has previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $1,208 to its pension plan and $222 to its post retirement plan, respectively in 2005. As of June 30, 2005, the Company has contributed $605 and $113, respectively.
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

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dollars in thousands, except per share amounts
     The provisions of FSP 106-2 were effective for the first interim or annual period beginning after June 15, 2004 for all public companies. If the effects of FSP 106-2, including the subsidy, changes in participation rates, and changes in per capita claims costs, lead the employer to conclude that the enactment of FSP 106-2 was not a “significant event” for its plan, the effects should be incorporated in the valuation performed at the next measurement date required by FAS 106. Because clarifying regulations providing a firm definition of actuarial equivalence had not yet been issued, the Company was unable to determine whether the prescription drug benefits provided under its plans are actuarially equivalent to Medicare Part D benefits until the first quarter of 2005. Accordingly, the estimated annualized net periodic cost for Company post retirement benefits, as projected for the twelve months ended December 31 2005 prior to adoption of the Act is $892, incorporating the provisions of the Act reduces this annualized cost to $770, resulting in a projected saving to the Company of $122 in 2005. The pro rata portion of this effect as it relates to the three and six month periods ended June 30, 2005 is reflected in the valuation of net periodic cost present above.
NOTE 11: SHAREHOLDERS’ EQUITY
     The Company has 10,000,000 authorized Common Shares at a par value of $0.01; 5,000 authorized Preferred Shares at a par value of $100; and 10,000,000 authorized Preferred Shares at a par value of $0.01.
NOTE 12: LONG-TERM DEBT
     In connection with the late filing of this Quarterly Report on Form 10-Q, the Company obtained waivers of the various relevant financial reporting covenants as of June 30, 2005.

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
Restatement
     The Company has restated the Consolidated Statement of Cash Flows for the six months ended June 30, 2004 to reclassify the cash distributions of earnings received from the Orange County-Poughkeepsie Limited Partnership (“O-P”), an investment accounted for under the equity method of accounting. These cash distributions were previously classified as investing activities. However, because the cash distributions of O-P represent a return on our investment in O-P, they should have been classified as operating activities. The restatement has resulted in cash distributions from O-P of $6,150 for the six months ended June 30, 2004 being reclassified from “Cash Flows from Investing Activities” to “Cash Flows from Operating Activities” in the Consolidated Statement of Cash Flows. This restatement has no impact on the Company’s “Net increase in cash and cash equivalents” in the Consolidated Statement of Cash Flows, revenues, expenses, net income, earnings per share in the Consolidated Statement of Net Income, or any Consolidated Balance Sheet items.
Bank Waiver
     In connection with the late filing of this Quarterly Report on Form 10-Q, the Company obtained waivers of various relevant financial reporting covenants as of June 30, 2005.
Nasdaq Panel Review
     The Company has received a letter from the Nasdaq Stock Market, Inc. stating that a Nasdaq panel will review the extensions of time that were granted to the Company by a Nasdaq hearing panel in connection with the delayed filings by the Company of its periodic reports. According to the letter, the hearing panel will provide information to the Nasdaq panel about its extension decisions near the end of November and the Company will have an opportunity to respond to or supplement that information in early December. The Company is unable to predict at this time what the results or consequences of this review will be. Management currently expects to file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 by November 9, 2005 and to file by November 15, 2005 an amendment to its Annual Report on Form 10-K for the year ended December 31, 2004 which will set forth the opinion of its independent registered public accounting firm on the Company’s internal control over financial reporting as well as the final report of management on that matter.
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
Results of Operations for the three months ended June 30, 2005 and 2004 — (in thousands)
OPERATING REVENUES
     Operating revenues decreased by $543 (or 8%) for the three-month period ended June 30, 2005. This decrease was due largely to a reduction in network access revenues of $131 (or 6%), which resulted mainly from lower local switching access revenues due to decline in intrastate and interstate billable switched access minutes. Long Distance service revenues decreased $229 (or 40%) due to the continued decline in interstate interLATA call volume as a result of customer trends towards wireless communications. Partially offsetting the decline in Long Distance service revenues was an increase in subscribers to the Company’s long distance plan, increasing Long Distance sales revenues by $74 (or 16%). Online service revenues decreased $23 (or 1%). Increases of $70 (or 10%) in DSL revenues and $103 (or 29%) in Video revenues, mainly due to the continued expansion of our customer base for these products, along with revenues of $2 from the recent introduction of Home Networking Services, were offset by a decrease of $198 (or 29%) in dial up services due to customers primarily outside of our service territory migrating to other high speed Internet connections. A decrease of $180 (or 30%) in other services and sales revenues was the result of lower rates that were mandated by the FCC for reciprocal compensation and an overall decrease in the sale of other non-regulated ancillary services. Local service revenues declined $45 (or 4%) due to access line losses to a competitor who entered the market in the fourth quarter of 2004. Directory advertising sales declined $9 (or 3%) reflecting decreased demand from national/regional advertisers for directory ad pages.

OPERATING EXPENSES
     Total operating expenses increased $643 (or 10%) for the three month period ended June 30, 2005. Plant specific expenses increased $132 (or 13%) mainly due to labor costs associated with repair and maintenance to outside plant structures. Depreciation and amortization expenses increased $25 (or 2%) due mainly to the cost associated with customer premise equipment installed in the homes of new Video subscribers. Corporate operations expenses increased $763 (or 63%) primarily because of professional and consulting fees associated with Sarbanes-Oxley Act Section 404 compliance. Partially offsetting these increases were decreases of $152 (or 13%) in Customer operations expenses due primarily to head count reductions, decreases of $45 (or 10%) in Cost of services and sales as a result of lower trunk line costs reflecting efficiencies generated from better management of capacity requirements, decreases of $19 (or 2%) in Other plant specific expenses due largely to video content costs leveling off, and decreases of $61 (or 15%) in Property, revenue and payroll taxes mainly due to lower state taxes.
OTHER INCOME (Expense)
     Other income (expense) increased by $728 (or 28%) for the three month period ended June 30, 2005 from $2,573 in 2004 to $3,301 in 2005 mainly due to the $889 gain realized from the May 2005 release to the Company of funds that had been held in escrow as part of the terms of the sale of the Company’s investment in DataNet in October 2004. The gain was partially offset by lower earnings from investments, mainly O-P. The partnership’s earnings decreased 7% in comparison to 2004. While O-P’s call volume remained high, downward market pressure on pricing could not entirely offset rising costs, thus having an adverse impact on the partnership’s profit margin.
     Interest expense (net) decreased by $13 (or 19%) for the three month period ended June 30, 2005 from $70 in 2004 to $57 in 2005 as higher interest expense associated with increased borrowings and upward pressure on interest rates was offset by interest earned on the DataNet funds held in escrow and increased interest income generated from Company investments in interest bearing cash equivalents.
Results of Operations for the six months ended June 30, 2005 and 2004 — (in thousands)
OPERATING REVENUES
     Operating revenues decreased by $850 (or 6%) for the six-month period ended June 30, 2005. This decrease was due largely to a reduction in network access revenues of $222 (or 5%), which resulted mainly from lower local switching support revenues received from the Universal Service Fund (the “USF”), and a decline in intrastate and interstate switched access minutes. Long Distance service revenues decreased $299 (or 29%) due to the continued decline in interstate interLATA call volume as a result of customer trends towards wireless communications. Partially offsetting the decline in Long Distance service revenues was an increase in subscribers to the Company’s long distance plan, increasing Long Distance sales revenues by $140 (or 15%). Online service revenues decreased $23 (or 1%). Increases of $129 (or 9%) in DSL revenues and $225 (or 33%) in Video revenues, due mainly to the continued expansion of our customer base for these products, along with revenues of $4 arising from the recent introduction of Home Networking Services, were offset by a decrease of $381 (or 27%) in dial up services due to customers primarily outside of our service territory migrating to other high speed Internet connections. A decrease of $349 (or 28%) in other services and sales revenues resulted from lower rates that were mandated by the FCC for reciprocal compensation and from an overall decrease in the sale of other non-regulated ancillary services. Local service revenues declined $72 (or 4%) due to access line losses to a competitor who entered the market in the fourth quarter of 2004. Directory advertising sales declined $25 (or 3%) reflecting decreased demand from national/regional advertisers for directory ad pages.
OPERATING EXPENSES
     Total operating expenses increased $1,416 (or 11%) for the six month period ended June 30, 2005. Plant specific expenses increased $204 (or 10%) mainly due to labor costs associated with the repair and maintenance of outside plant structures and material purchases associated with the Video product. Depreciation and amortization expenses increased $52 (or 2%) largely due to the cost associated with customer premise equipment installed in the homes of new Video subscribers. Other Plant non-specific expenses increased $143 (or 9%) due primarily to Video content costs to service the growing Video subscriber base. Corporate operations expenses increased $1,368 (or 54%) primarily because of professional and consulting fees associated with Sarbanes-Oxley Act Section 404 compliance. Partially offsetting these increases were decreases of $180 (or 8%) in Customer operations expenses due primarily to head count reductions, decreases of $154 or ( 16%) in Cost of services and sales mainly due to lower trunk line cost, the result of efficiencies generated from better management of capacity, and lower Property, revenue and payroll taxes of $17 (or 2%) mainly due to lower state taxes.

OTHER INCOME (Expense)
     Other income (expense) increased by $817 (or 17%) for the six month period ended June 30, 2005 from $4, 919 in 2004 to 5,736 in 2005 mainly due to the $889 gain realized from the May 2004 release to the Company of funds that had been held in escrow as part of the terms of the sale in October 2004 of the Company’s investment in DataNet in October 2004. The gain was partially offset by lower earnings from investments, primarily from O-P. The partnership’s earnings decreased 1% compared with 2004. While O-P’s call volume remained high, downward market pressure on pricing could not entirely offset rising costs, thus having an adverse impact on the partnership’s profit margin.
     Interest expense (net) decreased by $17 (or 12%) for the six month period ended June 30, 2005 from $137 in 2004 to $120 in 2005 as higher interest expense associated with increased borrowings and upward pressure on interest rates was offset by interest earned on the DataNet funds held in escrow and increased interest income generated from Company investments in interest bearing cash equivalents.
LIQUIDITY AND CAPITAL RESOURCES
     The Company had $15,631 of cash and cash equivalents available at June 30, 2005. The Company has a $4,000 line of credit with a bank, of which the entire amount remained unused at June 30, 2005. Interest is at a variable rate and borrowings are on a demand basis without restrictions. In addition, the Company has an $18,475 unsecured credit facility with CoBank ACB at a variable rate, which approximated 4.9% for the six months ended June 30, 2005. Loans were available under this credit facility until September 30, 2004. As of June 30, 2005 $11,010 in principal amount was outstanding under the CoBank, ACB term credit facility. In October 2004, the Company began making principal payments on the outstanding debt; the final payment is due July 20, 2012.
CASH FROM OPERATING ACTIVITIES
     The Company’s primary source of funds continues to be cash generated from operations, including cash distributions from O-P. The Company’s cash distributions from O-P for the Company’s share of O-P earnings totaled $4,650 for the six month period ended June 30, 2005 versus $6,150 for the comparable period last year. O-P’s cash distributions are made to the Company on a quarterly basis at the discretion of the general partner.
CASH FROM INVESTING ACTIVITIES
     Capital expenditures totaled $1,415 during the six month period ended June 30, 2005 as compared to $2,401 for the corresponding period of 2004, reflecting a slowdown in the expansion of the Video product while the Company studies the next generation of video technology, which will offer enhanced services such as video on demand and enable our products to reach additional customers. The Company expects to complete this study by the end of 2005 and be positioned to begin deployment in 2006.
     In March 2004, the Company made an initial capital contribution of $238 to EsiNet. In April 2005, the Company made its final required capital contribution of $238, bringing its total investment in EsiNet to $950 and fulfilling its contractual funding obligation.
CASH FROM FINANCING ACTIVITIES
     Dividends declared by the Board of Directors of Warwick Valley Telephone Company were $0.20 per share for the three month period ended June 30, 2005, compared to $0.19 for the corresponding period in 2004. The total dividends paid for the six months ended June 30, 2005 for Common Shares by Warwick Valley Telephone Company were $2,142 compared to $2,052, for the same period in 2004. In March 2005, the Company purchased 50,000 Common Shares from a shareholder at $23 per share or $1,150. In September 2004, the Company borrowed $5,000 under its loan facility with CoBank to be used for future capital expenditures and strategic acquisitions. The borrowed funds have been invested by CoBank on the Company’s behalf in short-term cash equivalents.

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
          In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 January 1, 2006 and does not anticipate any material effect on its consolidated financial statements.
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
          The present market environment requires that Online compete both on the basis of service and price. There are numerous competitors throughout Online’s market area whose services are available to customers. During the six months ended June 30, 2005, UltraLink increased its market penetration level, increasing the number of subscribers by 3% while conversely, in the same time period, the number of customers for Online’s dial-up product decreased approximately 18% due to the migration of customers to high speed Internet provided not only by the Company itself but also by the competition, the latter primarily outside of our service territory. Whether customer and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the level of demand for voice, video and data services.
REGULATION
          The Company’s New York telephone service operations are subject to the jurisdiction of the NYPSC, and the Company’s New Jersey telephone service operations to the jurisdiction of the NJBPU. These two bodies have regulatory authority over the Company’s local exchange operations with respect to rates, facilities, services, reports, issuance of securities and other matters such as corporate restructuring. As a result, the Company’s ability to respond quickly to changing market conditions or to implement a new business organization can be limited by the necessity of obtaining regulatory reviews or responding to interrogatories which can slow down or even prevent the desired transaction. Interstate toll and access services are subject to the jurisdiction of the FCC. The Company receives reimbursement from carriers in the form of charges for providing carriers access to and from the Company’s local network. Video operations are under the jurisdiction of the NYPSC, the NJBPU, and the FCC as well as the municipalities where the Company provides services.
          The 1996 Act opened local telecommunications markets to competition, preempting state and local laws to the extent that they prevented competitive entry into a market. The 1996 Act allows states to retain the authority to preserve universal service, protect public safety and welfare, ensure quality of service, protect consumers and mediate and arbitrate disputes involving interconnection agreements between carriers. The 1996 Act generally requires local carriers to interconnect with other carriers, unbundle their services at wholesale rates, permit resale of their services, enable collocation of equipment, provide local number portability and dialing parity, provide access to poles, ducts, conduits and rights-of-way, and complete calls originating by competing carriers under termination agreements.
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

          The advent of VoIP services being provided by cable television and other companies has heightened the need for Federal and State regulators to determine whether VoIP is subject to the same regulatory and financial constraints as wire line telephone service. On November 9, 2004, the FCC issued an order in response to a petition from Vonage declaring that Vonage-style VoIP services were exempt from state telecommunications regulations. The FCC order applies to all VoIP offerings provided over broadband services. However, this order did not clarify whether or under what terms VoIP traffic may be subject to intercarrier compensation requirements; whether VoIP was subject to state tax or commercial business regulations; or whether VoIP providers had to comply with obligations related to 911 emergency calls, the Universal Service Fund (the “USF” ) or the Communications Assistance Law Enforcement Act. The FCC is addressing these issues in its “IP-Enabled Services Proceedings”, which opened in February 2004. On June 3, 2005, the FCC issued an order establishing rules requiring VoIP service providers to incorporate 911 emergency call capabilities for their customers as a standard feature of their services, rather than an optional enhancement.
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
          On June 29, 2005, the NYPSC issued an Order Instituting Proceeding and Inviting Comments in its Proceeding on Motion of the Commission on Issues Related to the Transition to Intermodal Competition in the Provision of Telephone Services (“Comp III”). Comp III seeks to address the state of competition, the impact competition is having on consumers and providers, and how these changes will, or should, impact the New York regulatory model. On August 15, 2005 the New York State Telephone Association (the“NYSTA”) on behalf of the Company and other New York State ILECs, filed its comments in regards to Comp III with the NYPSC. In making its case, the NYSTA asserted that, primarily driven by new technologies like VoIP and digital cable television voice services, intermodal competition has within a relatively short period of time created strong competitive alternatives to existing wireless and wire line services, and that ILECs need relief in the areas of consumer protection, mergers, sales and acquisitions, service quality reporting, complaint handling and flexible pricing.
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

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
          Although we have not completed our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, we have identified certain control deficiencies that represent material weaknesses at December 31, 2004. These control deficiencies and related material weaknesses are disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2004 (the “2004 Form 10-K”) on September 30, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The identified material weaknesses are discussed below. Additional material weaknesses may be identified as we complete our assessment. The existence of one or more material weaknesses at December 31, 2004 precluded us from concluding that the Company’s internal control over financial reporting was effective as of December 31, 2004, based on the criteria in the Internal Control-Integrated Framework issued by the COSO. Therefore, upon completion of our assessment, we will conclude in our Report on Internal Control over Financial Reporting in an amendment to the 2004 Form 10-K that the Company’s internal control over financial reporting was not effective as of December 31, 2004. Additionally we expect that the Company’s independent registered public accounting firm will issue an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 when the assessment is complete.
          The Company’s management with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation they have concluded that the Company’s disclosure controls and procedures are not effective in ensuring that all material information required to be filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Commission because of material weaknesses in its internal control over financial reporting as discussed above and in the Company’s 2004 Form 10-K which was filed on September 30, 2005.
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

i.	The Company recognizes the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, remediation programs have begun to eliminate the material weaknesses related to the Company’s control environment that is inclusive of Information Technology General Controls (“ITGCs”). The remediation programs that have been initiated are as follows:
a)	The Company has enhanced the competence of the organization by hiring additional staff competent in accounting, regulatory affairs, and network operations. The Company will continue to enhance its financial accounting and reporting competencies by recruiting additional qualified staff and further developing its existing staff by reinforcing existing continuing education programs. In September 2005, the Company initiated the first phase of a reorganization to improve operating efficiencies and financial reporting functionality.

b)	The Company recognizes the importance of its ITGCs and their use as an effective tool for managing and controlling processes that affect the financial reporting process. Consequently, and to eliminate existing material weaknesses, management has implemented procedures to enhance controls over the “change management” process. Additionally, the Company is in the process of upgrading its overall system security with final implementation scheduled for the fourth quarter of 2005. Furthermore, the Company has issued an RFP for the purpose of simultaneously upgrading its Operating Support System and integrating it with the Financial Reporting System. The System is scheduled for implementation by the third quarter of 2006, and through this automation, the Company will reduce the number of manual controls that have been identified as material weaknesses and advance the maturation of its control environment.
ii.	The Company recognizes the importance of having staff with the competences required for the accurate interpretation and application of generally accepted accounting principles (GAAP); for having effective internal controls over financial reporting; and for establishing the appropriate policies and procedures to assure timely, accurate, and reliable financial information. Consequently management has initiated the following remediation programs to address the identified material weaknesses:
a)	The Company has been and continues to be in the process of remediating those material weaknesses related to the inappropriate application of GAAP by:
1)	Contracting with qualified telecommunications industry tax specialists to assist the company with its preparation, filing, and related accounting for all elements of taxation at both the state and federal levels;

2)	Hiring a new CFO in January 2005 and recruiting additional financial resources to provide the appropriate level of accounting competency;

3)	Initiating the search to hire a qualified firm by the fourth quarter of 2005 to establish an internal audit function that meets professional standards;

4)	Establishing documented procedures to effectively manage the Company’s equity investments; and

5)	Improving the revenue recognition function at the Company by:
A.	Reorganizing and providing the appropriate training to personnel responsible for managing the various revenue cycles;

B.	Implementing the appropriate controls for the independent review and approval of the processes related to service activation, customer payments and applications, customer billing adjustments and write-offs, service orders, or rates and the related financial reporting;

C.	Contracting with a service provider to automate invoice generation and distribution as well as collection and account application with an implementation date scheduled for the fourth quarter 2005; and

D.	Beginning the search for someone to fill the newly created staff position of Manager of Revenue Assurance.

b.	The Company is in the process of remediating material weaknesses in its internal control related to the period-end financial reporting process that have the potential of preventing the accurate preparation and review of the Company’s consolidated financial statements in future financial periods. The Company’s planned remediation includes:
1)	Implementing processes and procedures to perform the necessary analysis, critical review, approval, and reconciliation of journal entries and account balances;

2)	Establishing procedures for period end cut-offs, including, but not limited to, identifying and recognizing all incurred liabilities;

3)	Increasing supervisory review of the consolidation process in anticipation of implementing an automated consolidation process by the first quarter of 2006;

4)	Contracting with a service provider to automate and integrate the Payroll process with final implementation scheduled for October 2005;

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
PART II — OTHER INFORMATION
ITEM 5. OTHER INFORMATION
     Shareholders in 401(k) Plan
     As of June 30 2005, 3% of the Company’s outstanding Common Shares were held by employees in the Company’s 401(k) plan. These percentages fluctuate quarterly.
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
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Michael Cutler — Principal Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warwick Valley Telephone Company
Registrant

Date 10/28/05	/s/ Herbert Gareiss, Jr.
Herbert Gareiss, Jr.,
President, Duly Authorized Officer

Date 10/28/05	/s/ Michael Cutler
Michael Cutler,
Vice President, Principal Financial Officer