Form 10-Q
period 2005-09-30
WARWICK VALLEY TELEPHONE CO
filed 2005-11-09
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Registrant’s telephone number, including area code (845) 986-8080
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,351,780 Common Shares, $0.01 par value, outstanding at November 3, 2005.

Index to Form 10Q

Part I — Financial Information

Item 1. Financial Statements (September 30, 2005 and 2004 are unaudited)

Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	3

Consolidated Statements of Income for the three and nine months ended September 30, 2005 and 2004	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004	5

Notes to Consolidated Financial Statements	6-12

Item. 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20

Item. 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item. 4. Controls and Procedures	20-22

Part II — Other Information

Item 5. Other Information	23

Item 6. Exhibits	23-28
EX-31.1 Section 302 PEO Certification
EX-31.2
EX-32.1
EX-32.2

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
($ in thousands)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$15,942	$16,809
Accounts receivable — net of reserve for uncollectibles — $154 and $148, respectively	2,739	3,317
Other accounts receivable	85	954
Materials and supplies	1,331	1,308
Prepaid income taxes	984	—
Prepaid expenses	693	599
Deferred income taxes	122	405

Total Current Assets	$21,896	$23,392

Property, plant and equipment, net	38,929	40,971
Unamortized debt issuance costs	93	103
Other deferred charges	834	889
Investments	4,694	3,411

Total Assets	$66,446	$68,766

Liabilities
Current Liabilities:
Accounts payable	$582	$813
Current maturities of long term debt	1,519	1,519
Advance billing and payments	274	255
Deferred income	—	889
Customer deposits	150	156
Accrued taxes	104	604
Pension and post retirement benefit obligations	715	1,429
Accrued access billing	—	827
Other accrued expenses	2,775	1,729

Total Current Liabilities	$6,119	$8,221

Long-term debt	9,112	10,251
Deferred income taxes	5,352	4,141
Other liabilities and deferred credits	623	607
Pension and postretirement benefit obligations	4,822	4,600

Total Liabilities	$26,028	$27,820

Shareholders’ Equity
Preferred Shares — $100 par value; authorized and issued shares 5,000; $0.01 par value authorized and unissued shares 10,000,000;	$500	$500
Common stock — $0.01 par value; authorized shares 10,000,000 issued 5,985,463 as of September 30, 2005 and December 31, 2004	60	60
Treasury stock — $0.01 par value, 633,683 Common Shares as of September 30, 2005 and 583,683 Shares as of December 31, 2004	(4,748)	(3,598)
Additional paid in capital	3,487	3,487
Accumulated other comprehensive (loss)	(1,328)	(1,328)
Retained earnings	42,447	41,825

Total Shareholders’ Equity	$40,418	$40,946

Total Liabilities and Shareholders’ Equity	$66,446	$68,766

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating Revenues:
Local network service	$995	$1,050	$2,949	$3,075
Network access service	2,009	2,406	6,315	6,935
Long distance services	892	928	2,705	2,900
Directory advertising	358	362	1,059	1,088
Online services	1,680	1,740	5,097	5,180
Other services and sales	416	537	1,300	1,770

Total operating revenues	6,350	7,023	19,425	20,948

Operating Expenses:
Plant specific	1,184	1,172	3,472	3,257
Plant non-specific:
Depreciation and amortization	1,433	1,291	4,155	3,961
Other	890	835	2,566	2,368
Customer operations	1,123	1,109	3,269	3,435
Corporate operations	2,363	1,269	6,288	3,826
Cost of services and sales	328	459	1,167	1,451
Property, revenue and payroll taxes	342	413	1,096	1,185

Total operating expenses	7,663	6,548	22,013	19,483

Operating (loss) income	(1,313)	475	(2,588)	1,465

Other Income (Expense):
Interest income (expense), net of capitalized interest	(38)	(77)	(158)	(214)
Income from equity method investments, net	2,810	2,757	7,671	7,791
Gain on sale of investment	—	—	889	—
Other income (expense)	36	36	142	58

Total other income (expense) — net	2,808	2,716	8,544	7,635

Income before income taxes	1,495	3,191	5,956	9,100

Income Taxes	528	1,039	2,104	3,081

Net Income	967	2,152	3,852	6,019

Preferred Dividends	6	6	19	19

Income Applicable to Common Stock	$961	$2,146	$3,833	$6,000

Basic and Diluted Earnings per Share of Outstanding Common Stock	$0.18	$0.40	$0.71	$1.11

Weighted Average Shares of Common Stock Outstanding	5,351,780	5,401,780	5,362,586	5,401,404

Please see accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2005	2004
		(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:

Net income	$3,852	$6,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,155	3,961
Deferred income tax	1,494	668
Interest charged to construction	(8)	(6)
Income from equity investments, net of distributions	(1,045)	1,134
Gain on sale of investment	(889)	—

Change in assets and liabilities:
(Increase) Decrease in accounts receivable	578	(290)
(Increase) Decrease in other accounts receivable	869	171
(Increase) Decrease in materials and supplies	(23)	(88)
(Increase) Decrease in prepaid income taxes	(984)	—
(Increase) Decrease in prepaid expenses	(94)	(156)
(Increase) Decrease in deferred charges	55	(103)
Increase (Decrease) in accounts payable	(231)	(955)
Increase (Decrease) in customers’ deposits	(6)	(21)
Increase (Decrease) in advance billing and payment	20	22
Increase (Decrease) in deferred income	(889)	—
Increase (Decrease) in accrued taxes	(500)	383
Increase (Decrease) in pension and post retirement benefits obligations	(492)	(83)
Increase (Decrease) in accrued access billing	(827)	141
Increase (Decrease) in other accrued expenses	1,046	(306)
Increase (Decrease) in other liabilities	16	31

Net cash provided by operating activities	6,097	10,522

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,104)	(3,890)
Interest charged to construction	8	6
Distribution from sale of investment	889	—
Investment contributions	(238)	(475)

Net cash used in investing activities	(1,445)	(4,359)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	5,000
Proceeds from sale of common stock	—	14
Dividends(Common and Preferred)	(3,230)	(3,152)
Purchase of treasury stock	(1,150)	—
Repayment of long term debt	(1,139)	—

Net cash (used in) provided by financing activities	(5,519)	1,862

(Decrease) increase in cash and cash equivalents	(867)	8,025

Cash and cash equivalents at beginning of period	16,809	5,717

Cash and cash equivalents at end of period	$15,942	$13,742

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
Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year.
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
NOTE 2: RESTATEMENT
     The Company has restated the Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 to reclassify the cash distributions of earnings received from the Orange County-Poughkeepsie Limited Partnership (“O-P”), an investment accounted for under the equity method of accounting. These cash distributions were previously classified as investing activities. However, because the cash distributions of O-P represent a return on our investment in O-P, they should have been classified as operating activities. The restatement has resulted in cash distributions from O-P of $8,925 for the nine months ended September 30, 2004 being reclassified from “Cash Flows from Investing Activities” to “Cash Flows from Operating Activities” in the Consolidated Statement of Cash Flows. This restatement has no impact on the Company’s “Increase (Decrease) in cash and cash equivalents” in the Consolidated Statement of Cash Flows, revenues, expenses, net income, earnings per share in the Consolidated Statement of Net Income, or any Consolidated Balance Sheet items.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dollars in thousands, except per share amounts
NOTE 3: IMPACT OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
     In June 2004, the Financial Accounting Standards Board (the “FASB”) issued EITF Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue 03-1 establishes a common approach to evaluating other-than-temporary impairment to investments in an effort to reduce the ambiguity in impairment methodology found in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which has resulted in inconsistent application. In September 2004, the FASB issued FASB Staff Position EITF Issue 03-1-1, which deferred the effective date for the measurement and recognition guidance clarified in EITF Issue 03-1 indefinitely; however, the disclosure requirements remain effective for fiscal years ending after June 15, 2004. While the effective date for certain elements of EITF Issue 03-1 has been deferred, the adoption of EITF Issue 03-1 when finalized in its current form is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
     In April 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” requiring companies to recognize a liability for the fair value of an asset retirement obligation that may be conditional on a future event if the fair value of the liability can be reasonably estimated. The Company does not expect that the adoption of FIN 47 will have a material impact on the Company’s financial position, results of operations or cash flows.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 January 1, 2006 and does not anticipate any material effect on its consolidated financial statements.
NOTE 4: EARNINGS PER SHARE
     Basic and diluted earnings per share are based on the weighted average number of actual shares outstanding of 5,351,780 and 5,401,780 for the three months and 5,362,586 and 5,401,404 for the nine months ended September 30, 2005 and 2004, respectively.
     The Company did not have any common stock equivalents as of September 30, 2005 and 2004.
NOTE 5: COMPREHENSIVE INCOME
     Comprehensive income is equivalent to net income for the three and nine months ended September 30, 2005 and 2004.
     The Company’s only component of accumulated comprehensive loss consists of minimum pension liability.

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
     The online segment provides high speed and dial up Internet services, help desk operations, and Video over VDSL.
Segment balance sheet information as of September 30, 2005 and December 31, 2004 is set forth below:

	September 30,	December 31,
	2005	2004

Assets
Telephone	$71,718	$74,338
Online	10,511	9,652
Elimination	(15,783)	(15,224)

Total assets	$66,446	$68,766

     Segment cash flow information as of September 30, 2005 and 2004 is set forth below:

	September 30,	September 30,
	2005	2004

Capital expenditures
Telephone	$1,578	$2,654
Online	526	1,236

Total capital expenditures	$2,104	$3,890

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dollars in thousands, except per share amounts
     Segment income statement information for the nine months ended September 30, 2005 and 2004 is set forth below:

	2005	2004
Revenues
Telephone	$15,728	$17,334
Online	5,097	5,180
Eliminations	(1,400)	(1,566)

Total revenues	$19,425	$20,948

Deprecation and amortization
Telephone	$2,826	$2,867
Online	1,329	1,094

Total depreciation and amortization	$4,155	$3,961

Operating (Loss) Income
Telephone	(2,126)	1,709
Online	(462)	(244)

Total operating (loss) income	$(2,588)	$1,465

Interest expense and income	(158)	(214)
Income from equity method investments, net	7,671	7,791
Gain on sale of investment	889	—
Other income (expense)	142	58

Income before income taxes	$5,956	$9,100

     Segment income statement information for the three months ended September 30, 2005 and 2004 are set forth below:

	2005	2004
Revenues
Telephone	$5,138	$5,802
Online	1,680	1,740
Eliminations	(468)	(519)

Total revenues	$6,350	$7,023

Deprecation and amortization
Telephone	$925	$944
Online	508	347

Total depreciation and amortization	$1,433	$1,291

Operating (Loss) Income
Telephone	(1,115)	613
Online	(198)	(138)

Total operating (loss) income	$(1,313)	$475

Interest expense and income	(38)	(77)
Income from equity method investments, net	2,810	2,757
Other income (expense)	36	36

Income before income taxes	$1,495	$3,191

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dollars in thousands, except per share amounts
NOTE 7: MATERIAL AND SUPPLIES
     Material and supplies are carried at average cost. As of September 30, 2005 and December 31, 2004, the material and supplies inventory consisted of the following:

	2005	2004

Inventory for outside plant	$287	$257
Inventory for inside plant	739	672
Inventory for online plant	68	80
Inventory of video equipment	66	130
Inventory of equipment held for sale or lease	171	169

	$1,331	$1,308

NOTE 8: PROPERTY, PLANT AND EQUIPMENT
     Plant in service, at cost, consisted of the following as of September 30, 2005 and December 31, 2004:

	2005	2004

Land, buildings, furniture and other support equipment	$8,107	$7,925
Network and communications plant	31,038	30,699
Telephone plant	25,425	24,985
Online plant	10,535	10,252

Plant in service	75,105	73,861
Plant under construction	718	391

	75,823	74,252
Less: Accumulated depreciation	36,894	33,281

Property, plant and equipment, net	$38,929	$40,971

NOTE 9: INVESTMENTS
     The Company is a limited partner in O-P and has a 7.5% investment interest which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P.
     The following summarizes O-P’s income statement for the nine months ended September 30:

	(Unaudited)
	2005	2004

Net sales	$130,283	$122,486
Cellular service cost	19,409	11,697
Operating expenses	4,831	5,610

Net operating income	106,043	105,179
Other income	489	717

Net income	$106,532	$105,896

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dollars in thousands, except per share amounts
     The following summarizes O-P’s income statement for the three months ended September 30:

	(Unaudited)
	2005	2004

Net sales	$47,218	$42,852
Cellular service cost	6,858	3,886
Operating expenses	1,728	1,904

Net operating income	38,632	37,062
Other income	163	248

Net income	$38,795	$37,310

     The Company also owns 17% of Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells Sprint PCS under private label, which is accounted for under the equity method of accounting. The Company’s share of Zefcom’s losses has been reflected in “Income from equity investments, net” in the Income Statement for the three and nine months ended September 30, 2005 and 2004, respectively.
     In March 2004, the Company made an initial capital contribution of $238 in cash to Empire State Independent Fiber Network, LLC (“EsiNet”). The Company committed to contribute a total of $950 in four payments over the succeeding twelve months in connection with the Company’s 25% interest in the venture. As of April 1, 2005, the Company had satisfied the entire commitment. EsiNet is currently in the process of building out its infrastructure. In the first quarter of 2005 the Company agreed to provide, if necessary, temporary bridge financing in the amount of $1,250, to be repaid within two years or upon the securing of permanent bank financing, if sooner. On March 31, 2005, this loan commitment expired without the Company’s having been required to extend the bridge loan. On June 22, 2005, EsiNet received a commitment from the Rural Telephone Finance Cooperative (“RTFC”) for a 10 year secured term loan in the amount of $6,750, subject to the delivery of satisfactory credit documentation to RTFC and to the satisfaction of all conditions precedent to closing. The Company’s share of EsiNet’s losses has been reflected in “Income from equity investments, net” in the Income Statement for the three months and nine months ended September 30, 2005.
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
NOTE 10: PENSION AND POST RETIREMENT OBLIGATIONS
     The components of net periodic cost for the three months ended September 30 are as follows:

	Pension Benefits		Post Retirement Benefits
	2005	2004	2005	2004

Service Cost	$—	$63	$53	$47
Interest Cost	196	203	97	77
Expected Return On Plan Assets	(201)	(162)	(34)	(30)
Amortization Of Transition Asset	—	—	13	—
Amortization Of Prior Service Cost	—	22	(5)	8
Amortization Of Net Loss	36	35	68	52

Net Periodic Benefit Cost	$31	$161	$192	$154

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dollars in thousands, except per share amounts
     The components of net periodic cost for the nine months ended September 30 are as follows:

	Pension Benefits		Post Retirement Benefits
	2005	2004	2005	2004

Service Cost	$—	$189	$159	$141
Interest Cost	589	609	288	231
Expected Return On Plan Assets	(603)	(487)	(102)	(90)
Amortization Of Transition Asset	—	—	39	—
Amortization Of Prior Service Cost	—	66	(15)	24
Amortization Of Net Loss	105	106	204	157

Net Periodic Benefit Cost	$91	$483	$573	$463

     The Company has previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $1,208 to its pension plan and $222 to its post retirement plan, respectively in 2005. As of September 30, 2005, the Company has contributed $605 and $113, respectively. In August 2005, the Company also made a final required contribution of $438 for the Company Retirement Plan for Management Employees for the December 1, 2003 to November 30, 2004 plan year.
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
     The provisions of FSP 106-2 were effective for the first interim or annual period beginning after June 15, 2004 for all public companies. If the effects of FSP 106-2, including the subsidy, changes in participation rates, and changes in per capita claims costs, lead the employer to conclude that the enactment of FSP 106-2 was not a “significant event” for its plan, the effects should be incorporated in the valuation performed at the next measurement date required by FAS 106. Because clarifying regulations providing a firm definition of actuarial equivalence had not yet been issued, the Company was unable to determine whether the prescription drug benefits provided under its plans are actuarially equivalent to Medicare Part D benefits until the first quarter of 2005. Accordingly, the estimated annualized net periodic cost for Company post retirement benefits, as projected for the twelve months ended December 31, 2005 prior to adoption of the Act is $892, incorporating the provisions of the Act reduces this annualized cost to $770, resulting in a projected saving to the Company of $122 in 2005. The pro rata portion of this effect as it relates to the three and nine month periods ended September 30, 2005 is reflected in the valuation of net periodic cost present above.
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
Restatement
     The Company has restated the Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 to reclassify the cash distributions of earnings received from the O-P, an investment accounted for under the equity method of accounting. These cash distributions were previously classified as investing activities. However, because the cash distributions of O-P represent a return on our investment in O-P, they should have been classified as operating activities. The restatement has resulted in cash distributions from O-P of $8,925 for the nine months ended September 30, 2004 being reclassified from “Cash Flows from Investing Activities” to “Cash Flows from Operating Activities” in the Consolidated Statement of Cash Flows. This restatement has no impact on the Company’s “Net increase in cash and cash equivalents” in the Consolidated Statement of Cash Flows, revenues, expenses, net income, earnings per share in the Consolidated Statement of Net Income, or any Consolidated Balance Sheet items.
Nasdaq Panel Review
     The Company has received a letter from the Nasdaq Stock Market, Inc. stating that a Nasdaq panel will review the extensions of time that were granted to the Company by a Nasdaq hearing panel in connection with the delayed filings by the Company of its periodic reports. According to the letter, the hearing panel will provide information to the Nasdaq panel about its extension decisions near the end of November and the Company will have an opportunity to respond to or supplement that information in early December. The Company is unable to predict at this time what the results or consequences of this review will be. On November 3, 2005 the Nasdaq Stock Market removed the “E” that had been added to the trading symbol for the Company’s Common Shares because of the late filing of period reports. The trading symbol was restored to “WWVY” because the Company filed its Annual Report of Form 10-K and the two delayed Quarterly Reports on Form 10-Q for the first and second quarters of 2005. Management currently expects to file by November 15, 2005 an amendment to its Annual Report on Form 10-K for the year ended December 31, 2004 which will set forth the previously omitted opinion of its independent registered public accounting firm on the Company’s internal control over financial reporting as well as the final report of management on that matter.
Sale of Investment
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

Results of Operations for the three months ended September 30, 2005 and 2004 – (in thousands)
OPERATING REVENUES
     Operating revenues decreased by $673 (or 10%) for the three-month period ended September 30, 2005. This decrease was due largely to a reduction in network access revenues of $397 (or 17%), which resulted mainly from lower local switching support revenues received from the Universal Service Fund (the “USF”) and a decline in intrastate and interstate switched access minutes. Long Distance network service revenues decreased $103 (or 25%) due to the continued decline in interstate interLATA call volume as a result of customer trends towards wireless communications. Partially offsetting the decline in Long Distance service revenues was an increase in subscribers to the Company’s long distance plan increasing Long Distance sales revenues by $67 (or 13%). Online service revenues decreased $60 (or 3%). Increases of $33 (or 4%) in DSL revenues and $86 (or 23%) in Video revenues, mainly due to the continued expansion of our customer base for these products, were offset by a decrease of $177 (or 28%) in dial up services due to customers primarily outside of our service territory migrating to other high speed Internet connections and a decline of $2 from Home Service Networking revenues. A decrease of $121 (or 23%) in other services and sales revenues was the result of lower rates that were mandated by the FCC for reciprocal compensation and an overall decrease in the sale of other non-regulated ancillary services. Local service revenues declined $55 (or 5%) due mainly to access line losses to a competitor who entered the market in the fourth quarter of 2004. Directory advertising sales declined $4 (or 1%), reflecting decreased demand from local, regional and national advertisers for directory ad pages.
OPERATING EXPENSES
     Total operating expenses increased $1,115 (or 17%) for the three month period ended September 30, 2005. Plant specific expenses increased $12 (or 1%), due mainly to labor costs associated with repair and maintenance to outside plant structures offset by lower trunk line expenses due to cost saving initiatives. Depreciation and amortization expenses increased $142 (or 11%), due mainly to the cost associated with customer premise equipment installed in the homes of new Video subscribers. Other plant non-specific costs increased $55 (or 7%), due mainly to content costs associated with the Video product. Customer service expenses increased $14 (or 1%), due mainly to higher production costs associated with the directory, offset by lower salaries and benefits the result of headcount reductions. Corporate operations expenses increased $1,094 (or 86%), primarily because of professional and consulting fees associated with Sarbanes-Oxley Act Section 404 compliance and nonrecurring salary and benefit expenses associated with an executive who left the Company during the third quarter 2005. Partially offsetting these increases were decreases of $131 (or 29%) in Cost of services and sales as a result of lower trunk line costs, reflecting efficiencies generated from better management of capacity requirements and decreases of $71 (or 17%) in Property, revenue and payroll taxes due mainly to lower state taxes.
OTHER INCOME (Expense)
     Other income (expense) increased $92 (or 3%) for the three month period ended September 30, 2005 from $2,716 in 2004 to $2,808 in 2005 due mainly to the Company’s share of O-P’s earnings, which increased 4% in comparison to 2004, partially offset by the Company’s share of losses from Zefcom and EsiNet. While O-P’s call volume remained high, the continued downward market pressure on pricing has had an adverse impact on the partnership’s profit margin.
     Interest expense (net) decreased by $39 (or 51%) for the three month period ended September 30, 2005 from $77 in 2004 to $38 in 2005, as higher interest expense associated with increased borrowings and upward pressure on interest rates was offset by increased interest income generated from Company investments in interest bearing cash equivalents.

Results of Operations for the nine months ended September 30, 2005 and 2004 – (in thousands)
OPERATING REVENUES
     Operating revenues decreased by $1,523 (or 7%) for the nine-month period ended September 30, 2005. This decrease was due largely to a reduction in network access revenues of $620 (or 9%), which resulted mainly from lower local switching support revenues received from the USF and a decline in intrastate and interstate switched access minutes. Long Distance network service revenues decreased $402 (or 28%) due to the continued decline in interstate interLATA call volume as a result of customer trends towards wireless communications. Partially offsetting the decline in Long Distance service revenues was an increase in subscribers to the Company’s long distance plan, increasing Long Distance sales revenues by $207 (or 14%). Online service revenues decreased $83 (or 2%). Increases of $161 (or 8%) in DSL revenues and $311 (or 30%) in Video revenues, due mainly to the continued expansion of our customer base for these products, along with revenues of $1 arising from the recent introduction of Home Networking Services, were offset by a decrease of $556 (or 27%) in dial up services due to customers primarily outside of our service territory migrating to other high speed Internet connections. A decrease of $470 (or 26%) in other services and sales revenues resulted from lower rates that were mandated by the FCC for reciprocal compensation and from an overall decrease in the sale of other non-regulated ancillary services. Local service revenues declined $126 (or 4%) due mainly to access line losses to a competitor who entered the market in the fourth quarter of 2004. Directory advertising sales declined $29 (or 3%) reflecting decreased demand from local, regional and national advertisers for directory ad pages.
OPERATING EXPENSES
     Total operating expenses increased $2,530 (or 13%) for the nine month period ended September 30, 2005. Plant specific expenses increased $215 (or 7%), due mainly to labor costs associated with the repair and maintenance of outside plant structures and material purchases associated with the Video product. Depreciation and amortization expenses increased $194 (or 5%), due mainly to the costs associated with customer premise equipment installed in the homes of new Video subscribers. Other Plant non-specific expenses increased $198 (or 8%), due primarily to Video content costs to service the growing Video subscriber base. Corporate operations expenses increased $2,462 (or 64%), primarily because of professional and consulting fees associated with Sarbanes-Oxley Act Section 404 compliance and nonrecurring salary and benefit expenses associated with an executive who left the Company during the third quarter 2005. Partially offsetting these increases were decreases of $166 (or 5%) in Customer operations expenses due primarily to head count reductions, partially offset by higher production costs associated with the directory, decreases of $284 or (20%) in Cost of services and sales due mainly to lower trunk line costs, the result of efficiencies generated from better management of capacity, and decreases of $89 (or 8%) in Property, revenue and payroll taxes due mainly to lower state taxes.
OTHER INCOME (Expense)
     Other income (expense) increased $909 (or 12%) for the nine month period ended September 30, 2005 from $7,635 in 2004 to $8,544 in 2005 due mainly to the $889 gain realized from the May 2005 release to the Company of funds that had been held in escrow as part of the terms of the sale of the Company’s investment in DataNet in October 2004. The gain was partially offset by the Company’s share of losses in Zefcom and EsiNet. The Company’s share of O-P’s earnings increased 1% in comparison to the prior year period. While O-P’s call volume remained high, downward market pressure on pricing has had an adverse impact on the partnership’s profit margin.
     Interest expense (net) decreased by $56 (or 26%) for the nine month period ended September 30, 2005 from $214 in 2004 to $158 in 2005 as higher interest expense associated with increased borrowings and upward pressure on interest rates was offset by interest earned on the DataNet funds held in escrow and increased interest income generated from Company investments in interest bearing cash equivalents.
LIQUIDITY AND CAPITAL RESOURCES
     The Company had $15,942 of cash and cash equivalents available at September 30, 2005. The Company has a $4,000 line of credit with a bank, of which the entire amount remained unused at September 30, 2005. Interest is at a variable rate and borrowings are on a demand basis without restrictions. In addition, the Company has an $18,475 unsecured credit facility with CoBank ACB at a variable rate, which approximated 5.2% for the nine months ended September 30, 2005. The Company could execute new borrowings under this credit facility until September 30, 2004. As of September 30, 2005 $10,631 in principal amount was outstanding under the CoBank, ACB term credit facility. In October 2004, the Company began making principal payments on the outstanding debt; the final payment is due July 20, 2012.

CASH FROM OPERATING ACTIVITIES
     The Company’s primary source of funds continues to be cash generated from operations, including cash distributions from O-P. The Company’s cash distributions from O-P for the Company’s share of O-P earnings totaled $6,675 for the nine month period ended September 30, 2005 versus $8,925 for the comparable period last year. O-P’s cash distributions are made to the Company on a quarterly basis at the discretion of the general partner.
CASH FROM INVESTING ACTIVITIES
     Capital expenditures totaled $2,104 during the nine month period ended September 30, 2005 as compared to $3,890 for the corresponding period of 2004, reflecting a slowdown in the expansion of the Video product while the Company studies the next generation of video technology, which will offer enhanced services such as video on demand and enable our products to reach additional customers. The Company expects to complete this study by the end of 2005 and be positioned to begin deployment in 2006.
     In March 2004, the Company made an initial capital contribution of $238 to EsiNet. In April 2005, the Company made its final required capital contribution of $238, bringing its total investment in EsiNet to $950 and fulfilling its contractual funding obligation.
CASH FROM FINANCING ACTIVITIES
     Dividends declared by the Board of Directors of Warwick Valley Telephone Company were $0.20 per share for the three month period ended September 30, 2005, compared to $0.19 for the corresponding period in 2004. The total dividends paid for the nine months ended September 30, 2005 for Common Shares were $3,211 compared to $3,133, for the same period in 2004. In March 2005, the Company purchased 50,000 Common Shares from a shareholder at $23 per share or $1,150. In September 2004, the Company borrowed $5,000 under its loan facility with CoBank to be used for future capital expenditures and strategic acquisitions. The borrowed funds have been invested by CoBank on the Company’s behalf in short-term cash equivalents.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
     In June 2004, the Financial Accounting Standards Board (the “FASB”) issued EITF Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue 03-1 establishes a common approach to evaluating other-than-temporary impairment to investments in an effort to reduce the ambiguity in impairment methodology found in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which has resulted in inconsistent application. In September 2004, the FASB issued FASB Staff Position EITF Issue 03-1-1, which deferred the effective date for the measurement and recognition guidance clarified in EITF Issue 03-1 indefinitely; however, the disclosure requirements remain effective for fiscal years ending after June 15, 2004. While the effective date for certain elements of EITF Issue 03-1 has been deferred, the adoption of EITF Issue 03-1 when finalized in its current form is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
     In April 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” requiring companies to recognize a liability for the fair value of an asset retirement obligation that may be conditional on a future event if the fair value of the liability can be reasonably estimated. The Company does not expect that the adoption of FIN 47 will have a material impact on the Company’s financial position, results of operations or cash flows.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 January 1, 2006 and does not anticipate any material effect on its consolidated financial statements.
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
     The present market environment requires that Online compete both on the basis of service and price. There are numerous competitors throughout Online’s market area whose services are available to customers. During the nine months ended September 30, 2005, UltraLink increased its market penetration level, increasing the number of subscribers by 4% while conversely, in the same time period, the number of customers for Online’s dial-up product decreased approximately 26% due to the migration of customers to high speed Internet provided not only by the Company itself but also by the competition, the latter primarily outside of our service territory. Whether customer and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the level of demand for voice, video and data services.
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
     In 2003 the FCC issued an order which essentially kept in place the 1996 Act regulatory regime with respect to Unbundled Network Elements Platform (“UNEP”) competition, allowed authority for the states to implement UNEP competition and pricing and eliminated a previous requirement that ILECs share their high-speed lines with competitors. Although a Federal court reversed some parts of the FCC’s order, including the delegation to the states to implement UNEP competition and pricing, the line sharing provisions of the order were upheld. On February 4, 2005, the FCC released permanent rules governing UNEPs. Although it is expected that portions of these new rules will be appealed, the Company cannot predict the impact of any appeal. However, the Company believes that there will be minimal effect on its ILEC operations because the FCC’s impairment thresholds are at a level beyond the Company’s demographics and it does not currently have UNEP competition in its markets.
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
RISK FACTORS
     The following risk factors modify certain portions of the risk factors that were set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”) and should be read in connection therewith.
     The Company has completed its assessment of the design and operating effectiveness of our internal control over financial reporting, and has identified material weaknesses in its the internal control over financial reporting that may prevent the Company from being able to accurately report its financial results or prevent fraud. Such weaknesses could harm our business and operating results, the trading price of our stock and our access to capital.
     Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 required the Company to evaluate, and our independent registered public accounting firm attest to, the design and operating effectiveness of our internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. In connection with the evaluation of its internal control over financial reporting, the Company identified material weaknesses, and may discover in the future, areas of its internal control that need improvement. Our efforts regarding internal controls are discussed in detail in the 2004 Form 10K under Item 9A, “Controls and Procedures.” We cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate these material weaknesses. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur additional costs, divert management resources or make other changes. We have not yet remediated all the material weaknesses described in the 2004 Form 10-K under Item 9A, “Controls and Procedures.” If we do not remedy these material weaknesses, we will be required to report in our Quarterly Reports on Form 10-Q or in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.
     If the Company is unable to file its financial statements, it could be delisted by Nasdaq and our stockholders could find it difficult to buy or sell our Common Shares.
     Our Common Shares currently trade on Nasdaq. Nasdaq requires companies to fulfill specific requirements in order for their shares to continue to be listed, including the timely filing of reports with the Securities and Exchange Commission. Consequently, our securities may be considered for delisting if the Company fails to file annual and quarterly reports by the prescribed deadlines, fails to remediate documented material weaknesses in a timely manner or fails to develop and maintain effective controls and procedures. Any of the above could adversely affect Company’s stock price and subject the Company to sanctions by Nasdaq, or the Securities and Exchange Commission. If our Common Shares are not listed, it could be more difficult and expensive for investors to buy or sell them.

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
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     As of December 31, 2004, the management of the Company carried out an assessment under the supervision of and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In the course of completing management’s assessment of the Company’s internal control over financial reporting, management has identified certain control deficiencies that are material weaknesses, as reported in the 2004 Form 10-K that was filed on September 30, 2005. As of the date of this assessment, the Chief Executive Officer and the Chief Financial Officer provisionally concluded that as a result of these material weaknesses, our disclosure controls and procedures were not effective as of December 31, 2004.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The existence of one or more material weaknesses at December 31, 2004 precluded us from concluding that the Company’s internal control over financial reporting was effective as of December 31, 2004, based on the criteria in the Internal Control-Integrated Framework issued by the COSO. Therefore, management will conclude in its Report on Internal Control over Financial Reporting to be filed in an amendment to the 2004 Form 10-K that the Company’s internal control over financial reporting was not effective as of December 31, 2004. Additionally the Company’s independent registered public accounting firm is expected to issue an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 when their assessment is complete.
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
i.	The Company recognizes the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, remediation programs have begun to eliminate the material weaknesses related to the Company’s control environment that is inclusive of Information Technology General Controls (ITGC). The remediation programs that have been initiated are as follows:
a)	The Company has enhanced the competence of the organization by hiring staff competent in accounting, regulatory affairs, and network operations. The Company will continue to enhance its financial accounting and reporting competencies by recruiting additional qualified staff and further developing its existing staff by reinforcing existing continuing education programs. In September, 2005, the Company initiated the first phase of a reorganization to improve operating efficiencies and financial reporting functionality.

b)	The Company recognizes the importance of its ITGC and their use as an effective tool for managing and controlling processes that affect the financial reporting process. Consequently, and to eliminate existing material weaknesses, management has implemented procedures to enhance controls over the “change management” process. Additionally, the Company is in the process of upgrading its overall system security with final implementation scheduled for the fourth quarter of 2005. Furthermore, the Company has issued an RFP for the purpose of simultaneously upgrading its Operating Support System and integrating it with the Financial Reporting system. The system is scheduled for implementation by the third quarter of 2006, and through this automation, the Company will reduce the number of manual controls that have been identified as material weaknesses and advance the maturation of its control environment.
ii.	The Company recognizes the importance of having staff with the competencies required for the accurate interpretation and application of generally accepted accounting principles (GAAP); for having effective internal controls over financial reporting; and for establishing the appropriate policies and procedures to assure timely, accurate, and reliable financial information. Consequently management has initiated the following remediation programs to address the identified material weaknesses:
a)	The Company has been and continues to be in the process of remediating those material weaknesses related to the inappropriate application of GAAP by:
1)	Entering into a contract with qualified telecommunications industry tax specialists to assist the Company with its preparation, filing, and related accounting for all elements of taxation at both the state and federal levels;

2)	Hiring a qualified CFO in January 2005 and recruiting additional financial resources to provide the appropriate level of accounting competency;

3)	Hiring a qualified firm in November, 2005 to establish an internal audit function that meets professional standards;

4)	Establishing documented procedures to effectively manage the Company’s equity investments; and

5)	Improving the revenue recognition function at the Company by:
A.	Reorganizing and providing the appropriate training to personnel responsible for managing the various revenue cycles;

B.	Implementing the appropriate controls for the independent review and approval of the processes related to service activation, customer payments and applications, customer billing adjustments and write-offs, service orders, or rates and the related financial reporting;

C.	Entering into a contract with a service provider to automate invoice generation and distribution as well as collection and account application with an implementation date scheduled for the end of the fourth quarter 2005; and

D.	Beginning the search for someone to fill the newly created staff position – Manager of Revenue Assurance.
b)	The Company is in the process of remediating material weaknesses in its internal controls related to the period-end financial reporting process that have the potential of preventing the accurate preparation and review of the Company’s consolidated financial statements in future financial periods. The Company’s planned remediation includes:
1)	Implementing processes and procedures to perform the necessary analysis, critical review, approval, and reconciliation of journal entries and account balances;

2)	Establishing procedures for period end cut-offs, including, but not limited to, identifying and recognizing all incurred liabilities;

3)	Increasing supervisory review of the consolidation process in anticipation of implementing an automated consolidation process by the first quarter of 2006;

4)	Entering into a contract with a service provider to automate and integrate the Payroll process with implementation having been completed in October 2005;

5)	Further enhancing the Disclosure Committee’s charter to more closely oversee the accuracy and timeliness of disclosures made by the Company; and

6)	In anticipation of an IT system conversion outlined in Section i(b) above, and for those processes where automation will not occur, implementing controls to ensure that spreadsheets used in the period-end financial reporting process are appropriately managed.
iii.	The Company recognizes the importance of segregating duties to maximize its ability to detect and prevent fraud. The Company’s remediation process for this function includes the following:
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

PART II — OTHER INFORMATION
ITEM 5. OTHER INFORMATION
     Shareholders in 401(k) Plan
     As of September 30, 2005, 3% of the Company’s outstanding Common Shares were held by employees in the Company’s 401(k) plan. These percentages fluctuate quarterly.
ITEM 6. EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certificate signed by Herbert Gareiss, Jr. — Principal Executive Officer.
31.2 Rule 13a-14(a)/15d-14(a) Certificate signed by Michael Cutler — Principal Financial Officer.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Herbert Gareiss, Jr.— Principal Executive Officer.
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Michael Cutler — Principal Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warwick Valley Telephone Company Registrant

Date 11/9/05	/s/Herbert Gareiss, Jr.
Herbert Gareiss, Jr.,
President, Duly Authorized Officer

Date 11/9/05	/s/Michael Cutler
Michael Cutler,
Vice President, Principal Financial Officer