Form 10-K/A
period 2004-12-31
WARWICK VALLEY TELEPHONE CO
filed 2005-11-16
CIK 104777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
AMENDMENT No. 1

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark if registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of Warwick Valley Telephone Company Common Shares outstanding as of November 3, 2005 was 5,351,780. The aggregate market value of Warwick Valley Telephone Company Common Shares as of June 30, 2005 held by non-affiliates computed by reference to the price at which the Common Shares were sold on June 30, 2005 was $130,743,985.

Part I.
i. EXPLANATORY NOTE:
     This report on Form 10-K/A constitutes Amendment No. 1 (“Amendment No. 1”) to the Annual Report filed on Form 10-K of Warwick Valley Telephone Company (the “Company”) for the period ended December 31, 2004, which was originally filed on September 30, 2005 (the “Original Form 10-K”). This Amendment No. 1 affects the following items contained in the Original Form 10-K: (i) amend Item 5 (Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities) to reflect an update on the trading symbol on The Nasdaq Stock Exchange; (ii) amend Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation) to, among other things, update the Risk Factors as it relates to material weaknesses in our system of internal control over financial reporting, discuss the pending Nasdaq panel review and to revise management’s estimate of 2005 revenues; (iii) amend and restate Item 9A (Controls and Procedures) to include, among other things, Management’s Report on Internal Control over Financial Reporting; and (iv) amend and restate Item 15 (Exhibits, Financial Schedules and Reports on Form 8-K) to include the report (the “Auditor’s Report”) of the Company’s independent registered public accounting firm relating to the Company’s financial statements and management’s report on internal control over financial reporting. This Amendment also contains the required consents from the Company’s current independent registered accounting firm, its previous independent accounting firm, and the independent registered accounting firm that audits the financials statements of Orange County — Poughkeepsie Limited Partnership. This Amendment also includes re-executed certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. Certain statistical data (such as the current number of access lines, the share ownership of officers and directors, and the number of the Company’s employees) is also updated and typographical errors are corrected throughout.
     Except for the amendments discussed above, this Amendment No. 1 does not modify or update other disclosures in or exhibits to the Original Filing and continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained therein to reflect events that have occurred since the date of the Original Filing. This Amendment should be read in connection with any current reports since the date of the Original Form 10-K.
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
     The Company provides telephone service to customers (26,698 access lines as of November 1, 2005) in the contiguous towns of Warwick, Goshen and Wallkill, New York, and the townships of West Milford and Vernon, New Jersey. The Company’s service area is primarily rural and has an estimated population of 50,000.
     The dollar amounts in this Annual Report of the Company on Form 10-K are presented in thousands, except for share, per share amounts and executive compensation.
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

Services and Products
Local network services – Local network services include traditional dial tone primarily used to make or to receive voice, fax or analog modem calls from a residence or business. The Company’s local network services are regulated by the Federal Communication Commission (“FCC”), New York State Public Service Commission (“NYPSC”) and New Jersey Board of Public Utilities (“NJBPU”). Included under local network services are custom calling services, such as Caller ID, Call Waiting, Voice Mail and other enhanced services. These features allow users to display the number and/or name of callers, signal to the telephone user that additional calls are coming in and send and receive voice messages. The sale of telephone and other equipment does not constitute a material part of the Company’s business and is contained within local network services.
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
     Within the telephone business unit, the Company has a wholly-owned subsidiary – Warwick Valley Long Distance, Inc. (“WVLD”). WVLD resells toll telephone services to the Company’s subscribers and has operated since 1993. WVLD operates in an extremely competitive marketplace with other interexchange carriers. In spite of this competition, the Company provides toll service to approximately 50% of its local exchange customers. During the past year, the Company has revised its long distance plans in order to keep it competitive with the other interexchange carriers. As a result, WVLD increased its subscriber base by 717 customers in 2004.
     The Company began operating as a CLEC, in Middletown, New York in 1999, in Scotchtown, New York in 2001 and Vernon, New Jersey in 2002. At the end of 2004, we had 1,825 CLEC customers, an increase of 7% from the 2003 level of 1,699. In addition, broadband services are provided through the interconnection of the Company’s fiber optic network with Data Communications Group, Inc. (“DataNet”) and Northeast Optical Networks.
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
Services and Products
Internet/Video services –UltraLink (high speed DSL) and dial-up Internet services allow a customer access to the Internet. The Company also provides a digital TV (“Video”) product and is preparing to offer telephone service using the Voice over Internet Protocol (“VoIP”), which it expects to in the coming months.
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
     The Company also owns 17% of Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells the services of Sprint PCS under a private label. Zefcom is currently redesigning its business strategy by aggressively marketing to large and small local exchange carriers. In 2004, Zefcom received additional funding and signed two new contracts which are intended to accelerate the addition of new customers. In 2005, Zefcom added another major wireless provider whose products may be sold in areas where Sprint PCS does not have wireless coverage. Additionally, Zefcom has added a “prepaid” product to their product portfolio which has had the effect of increasing their subscriber base. The Company is closely monitoring the business progress that is being made by Zefcom through its representation on Zefcom’s Executive Operating Committee.
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
REGULATION
     The Company’s New York telephone service operations are subject to the jurisdiction of the NYPSC, and the Company’s New Jersey telephone service operations to the jurisdiction of the NJBPU. These two bodies have regulatory authority over the Company’s local exchange operations with respect to rates, facilities, services, reports, issuance of securities and other matters such as corporate restructuring. As a result, the Company’s ability to respond quickly to changing market conditions or to implement a new business organization can be limited by the necessity of obtaining regulatory reviews or responding to interrogatories which can slow down or even prevent the desired transaction. Interstate toll and access services are subject to the jurisdiction of the FCC. The Company receives reimbursement from carriers in the form of charges for providing carriers access to and from the Company’s local network. The Video business operates in accordance with guidelines established by NYPSC, the NJBPU, and the FCC as well as the municipalities where the Company provides services.

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
EMPLOYEES
     As of November 9, 2005 the Company had 106 full-time and 23 part-time employees, including 89 non-management employees. 79 (68 full-time and 11 part-time) employees are represented by Local 503 of the International Brotherhood of Electrical Workers (“IBEW”). The Company negotiated a new five year agreement with its union members on May 1, 2003. Key provisions of the new contract were: annual wage increases of 3.0% beginning May 1, 2003 and increasing to 3.5% as of May 1, 2007; the capping of pension benefits; and increasing the Company’s 401(k) match to 9% of gross wages for all employees hired prior to May 1, 2003.

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
     Michael Cutler, 56, is Vice President, Treasurer, and Chief Financial Officer of Warwick Valley Telephone Company. Mr Cutler, served from 2003 to January 2005 as Director of Finance of Gibraltar Industries Corporation — Hubbell Division. Prior to his current position, which he assumed in January 2005, Mr. Cutler spent over 20 years in telecommunications, primarily with SBC/Ameritech, a national telecommunications company providing voice, video and data services to both business and residential customers.
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
     The Company’s Common Shares trades on the Nasdaq National Market under the symbol WWVY. As of November 3, 2005 there were 623 Common shareholders of record and 173 Preferred shareholders of record. The Company does not know the number of beneficial owners. The Company has paid quarterly cash dividends on its Common Shares since April 1931 and paid cash dividends semi-annually from July 1907 until December 1930. Quarterly cash dividends are usually declared in February, May, August and November and are paid March 31, June 30, September 30 and December 20. Dividend payments are discussed further in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The high and low bid prices for the Company’s Common Shares on NASDAQ for the first, second, third and fourth quarters of 2004 and 2003 were as follows:
QUARTER ENDED

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

High	$25.60	$21.47	$23.76	$22.72
Low	$25.51	$20.57	$23.76	$22.46
QUARTER ENDED

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003	*

High	$81.16	$84.01	$87.90	$34.02
Low	$65.00	$70.00	$75.00	$23.52

*	These numbers reflect the three-for-one stock split which took place in October 2003.

Item 6. SELECTED FINANCIAL DATA.

	($ in thousands except per share amounts)
For year ended December 31,	2004	2003	2002	2001	2000

Selected financial data:

Total operating revenues	$27,678	$28,649	$27,547	$27,418	$26,606
Total operating expenses	$26,564	$25,472	$22,436	$20,792	$19,054
Net income	$8,928	$7,730	$7,632	$7,234	$6,956
Total assets	$68,766	$59,733	$54,970	$48,157	$42,474
Long term obligations	$10,251	$6,926	$0	$4,000	$4,000

Common Share data:

Net Income per Common Share	$1.65	$1.43	$1.41	$1.33	$1.28
Cash dividends per Common Share *	$.98	$.70	$.58	$.57	$.52

*	Dividends paid in the fourth quarter of 2004 reflect a special dividend of $0.20 relating to the Company’s sale of its investment in DataNet.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

NASDAQ PANEL REVIEW
The Company has received a letter from the Nasdaq Stock Market, Inc. stating that a Nasdaq panel will review the extensions of time that were granted to the Company by a Nasdaq hearing panel in connection with the delayed filings by the Company of its periodic reports. According to the letter, the hearing panel will provide information to the Nasdaq panel about its extension decisions near the end of November and the Company will have an opportunity to supplement that information in early December. The Company is unable to predict at this time what the results or consequences of this review will be.
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
     The Company’s rates are regulated by the FCC, the NYPSC and the NJBPU and therefore the Company reflects the effects of the ratemaking actions of these regulatory bodies in its financial statements. Accordingly, the Company follows the accounting prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 71 “Accounting for the Effects of Certain Types of Regulation.” The Company periodically reviews the continued applicability of SFAS No. 71 based on the current regulatory and competitive environment.
     The rates that the Company charges to its customers for regulated services in New York were established in its 1993 rate case with the NYPSC. The rates the Company charges for its regulated services in New Jersey were established in its 1972 rate case with the NJBPU. The Company has not filed a rate case in New York or New Jersey since that time. If the Company should submit a rate case with the NYPSC or NJBPU in the future, it is uncertain what the outcome of the rate case would be and how it would affect Company’s results of operations and financial position.
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
Operating Revenues
     Operating revenues decreased by $971 (or 3%) from $28,649 in 2003 to $27,678 in 2004. This decrease was due primarily to a reduction in network access service revenues of $570 (or 6%) which resulted largely from lower local switching support revenues received from the USF and to rate reductions attributable to the implementation of a NYPSC Order with an effective date of January 1, 1999. The Company determined that it had not reduced traffic sensitive charges to inter-exchange carriers as required. Accordingly, the Company restated its financial statements for all prior periods affected to reduce revenue. Long distance network service revenues decreased $24 (or 1%) in 2004 due to the continued decline in interstate interLATA volume as more customers use wireless communications. Online service revenues increased $214 (or 3%) due primarily to increases of $519 (or 23%) in DSL revenues and $654 (or 82%) in Video revenues, resulting from the continued expansion in 2004 of our customer base for these products (959 DSL and 642 Video additions to the respective subscriber bases in 2004). These increases were offset by a decrease of $972 (or 27%) in dial-up services due to customers primarily outside of our service territory migrating to other high speed Internet providers. A decrease of $652 (or 23%) in other services and sales revenues was the result of lower rates that were mandated by the FCC for reciprocal compensation and an overall decrease in sale of other non-regulated ancillary services. Long distance sales increased $43 (or 2%) due to the continued success of the new long distance plan introduced in the second half of 2003, which added 717 subscribers to the customer base in 2004. Local network service revenues were flat as access line losses were offset by increased sales of additional calling features to existing customers. Directory advertising sales were up slightly by $23 (or 2%) reflecting a continuing trend towards smaller incremental increases in the demand for traditional directory ad pages.

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
     The Online segment accounted for approximately 25% of our consolidated segment operating revenues (an increase of 2% from the prior year). This segment provides high speed (DSL) and dial-up Internet services, help desk operations and Video over VDSL (a digital TV product). The launch of a new VoIP product is expected in the upcoming months.
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
Network access service- which includes end user, local switching support, switched access and special access revenue categories, declined 6% compared to 2003. The decrease was due primarily to lower local switch support revenues and to rate reductions mandated by the NYPSC.
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
OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS
2005 Revenue Trends
     For 2005 management expects current economic, competitive and regulatory trends to continue. Access lines should continue to slowly decrease given recent competitive pressures from Cablevision who recently began competing in our primary New York market and the continued migration to wireless substitutes. Dial-up revenue loss should continue at approximately the same rate as in 2004 as customers continue to migrate to DSL. The Company is working to offset such losses by continuing to expand our DSL and Video customer base, capitalizing on opportunities that arise in our New York and New Jersey CLEC territories, marketing our other new products, such as VoIP and 1-800 Service, and offering new bundling packages. Long distance revenue should exhibit very modest growth from new subscribers to our plan. Overall, management expects total consolidated revenue to decline in 2005 as compared to 2004.
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
The Company has completed its assessment of the design and operating effectiveness of its internal control over financial reporting, and has identified material weaknesses in its internal control over financial reporting that may prevent it from being able to accurately report its financial results or prevent fraud. Such weaknesses could harm the Company’s business and operating results, the trading price of its stock and access to capital.
     Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 required the Company to evaluate, and our independent registered public accounting firm to attest to, the design and operating effectiveness of our internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. In connection with our evaluation of internal control over financial reporting, we identified material weaknesses, and may discover in the future, areas of our internal control that need improvement. Our efforts regarding internal controls are discussed in detail in this report under Item 9A, “Controls and Procedures.” We cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate these material weaknesses. Remedying these material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur additional costs, divert management resources or make other changes. We have not yet remediated all of the material weaknesses described in this report, under Item 9A, “Controls and Procedures.” If we do not remedy these material weaknesses, we may be required to report in our Quarterly Reports on Form 10-Q or in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.
If the Company is unable to file its financial statements, it could be delisted by Nasdaq and our stockholders could find it difficult to buy or sell our Common Shares.
     Our Common Shares currently trades on Nasdaq. Nasdaq requires companies to fulfill specific requirements in order for their shares to continue to be listed, including the timely filing of reports with the Securities and Exchange Commission. Consequently, our securities may be considered for delisting if the Company fails to issue its annual and quarterly reports by the prescribed deadlines, fails to remediate documented material weaknesses in a timely manner or fails to develop and maintain effective controls and procedures. All of the above could adversely affect Company’s stock price and subject the Company to sanctions by Nasdaq, or the Securities and Exchange Commission. If our Common Shares are not listed, it could be more difficult and expensive for investors to buy and sell them.
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
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     As of December 31, 2004, the management of the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004, because of the material weaknesses described below.
     Due to the material weaknesses described below, the Company’s management performed additional analyses and other post-closing procedures including reviewing all significant account balances and disclosures in the consolidated financial statements contained in this Annual Report on Form 10-K/A, to ensure the Company’s consolidated financial statements are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Annual Report, fairly present in all material respects, the Company’s financial condition, results of operations, and cash flows for all periods presented.
Management’s Report on Internal Control Over Financial Reporting
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual consolidated financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following control deficiencies which represent material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004:
1)	The Company did not maintain an effective control environment. Specifically, the financial reporting organizational structure was not adequate to support the activities of the Company. Furthermore, the information technology infrastructure was not adequate to support the Company’s financial accounting and reporting responsibilities. This control deficiency contributed to the material weaknesses described in 2 through 9 below. This control deficiency also contributed to the restatement of the Company’s 2003 and 2002 annual consolidated financial statements and the interim consolidated financial statements for the first quarter of 2004. Additionally, this control deficiency could result in a misstatement of significant accounts and disclosures, including those described in 2 through 9 below that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.
2)	The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of accounting principles generally accepted in the United States of America commensurate with the Company’s financial reporting requirements. Specifically, certain key finance and accounting positions were not staffed with individuals possessing the appropriate knowledge, experience and training to meet their responsibilities. This control deficiency contributed to the individual material weaknesses described in 3 through 6 below, which resulted in the restatement of the Company’s 2003 and 2002 annual consolidated financial statements and the interim consolidated financial statements for the first quarter of 2004 and audit adjustments to the accounts and disclosures described in 3 through 6 below. Additionally, this control deficiency could result in a misstatement of significant accounts and disclosures, including those described in 3 through 6 below that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
3)	The Company did not maintain effective controls over the authorization, completeness and accuracy of revenue and accounts receivable. Specifically, the Company’s controls over the authorization, completeness and accuracy of: (i) service activation and service order initiation; (ii) customer billing adjustments including write-offs; (iii) the development of, changes to and the maintenance of billing rates; (iv) the approval and processing of customer payments, credits and other customer account applications; and (v) the switching process for tolls and carrier access billings, including the record transfer process, were not effective. This control deficiency resulted in the restatement of the Company’s 2003 and 2002 annual consolidated financial statements and the interim consolidated financial statements for the first quarter of 2004 and audit adjustments to the 2004 annual consolidated financial statements to correct service revenue, as well as the related regulatory liability, accrued interest expense and deferred taxes. Additionally, this control deficiency could result in a misstatement of service revenue, the related regulatory liability, accrued interest expense and deferred taxes that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

4)	The Company did not maintain effective controls over the accounting for its equity-method investments. Specifically, the Company did not have effective controls over the completeness and accuracy of recording its share of loss on an equity investment, the recording of a gain on the disposition of an equity investment in the appropriate period or the presentation of the related cash flows in the consolidated financial statements. This control deficiency resulted in the restatement of the Company’s 2003 and 2002 annual consolidated financial statements and audit adjustments to investments, deferred gains and gain on the sale of investments in the Company’s 2004 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of investments, deferred gains and gain on the sale of investments that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

5)	The Company did not maintain effective controls over the accuracy of its accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have effective controls to accurately calculate current income tax expense and the related income tax payable. In addition, the Company did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to its deferred income tax asset and liability balances. This control deficiency resulted in audit adjustments to the Company’s 2004 annual consolidated financial statements to correct deferred taxes, tax accruals and the tax provision. Additionally, this control deficiency could result in a misstatement of deferred taxes, tax accruals and the tax provision that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

6)	The Company did not maintain effective controls over its period-end financial reporting process. Specifically, the Company lacked policies, procedures and controls for the preparation and review of the interim and annual consolidated financial statements and supporting schedules which resulted in the following material weaknesses:
a)	The Company did not maintain effective controls over the preparation, review, and approval of significant account reconciliations and journal entries. Specifically, the Company did not maintain effective controls over the completeness and accuracy of supporting schedules and underlying data supporting reconciliations and journal entries for: (i) accounts payable and accruals; (ii) inventory and the related valuation reserves; (iii) payroll expense and the related accruals; (iv) fixed assets and the related depreciation accounts; (v) debt; and (vi) income taxes. This control deficiency did not result in audit adjustments to the Company’s 2004 interim or annual consolidated financial statements.

b)	The Company did not maintain effective controls over the completeness and accuracy of period-end accruals. Specifically, accounts payable and accrued expenses related to utilities, professional fees and fixed assets were not timely identified and recorded in the proper period. This control deficiency resulted in audit adjustments to the Company’s 2004 annual consolidated financial statements.

c)	The Company did not maintain effective controls over the completeness, accuracy and validity of the period-end consolidation process. Specifically, the Company lacked controls to ensure all required consolidation entries were identified, analyzed and approved prior to being recorded. This control deficiency did not result in audit adjustments to the Company’s 2004 interim or annual consolidated financial statements.

d)	The Company did not maintain effective controls over the preparation and review of the consolidated interim and annual financial statements. Specifically, the Company did not have effective controls over the process related to: (i) identifying and accumulating all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and disclosures; (ii) ensuring the balances reported in the consolidated financial statements reconciled to the underlying supporting schedules and analyses; and (iii) the performance of period-end financial analyses including analytical reviews. This control deficiency resulted in audit adjustments to the Company’s 2004 annual consolidated financial statements.

e)	The Company did not maintain effective controls over the maintenance of certain spreadsheets utilized in the period-end financial reporting process. Specifically, the Company lacked effective controls related to the completeness, accuracy, validity and restricted access of spreadsheets used in the accounting for: (i) shareholders’ equity, including earnings per share; (ii) journal entries and reconciliations; (iii) revenue and accounts receivable; (iv) payroll; (v) accruals; and (vi) financial reporting. This control deficiency did not result in audit adjustments to the Company’s 2004 interim or annual consolidated financial statements.
The control deficiencies described in a through e above could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies described in a through e above constitutes a material weakness.
7)	The Company did not maintain effective controls over access to programs and data. Specifically, certain of the Company’s personnel had unrestricted access to various financial application programs and data including (i) accounts payable; (ii) financial reporting; (iii) payroll; (iv) inventory; (v) fixed assets; and (vi) revenue. Such access was beyond the requirements of their assigned responsibilities and was not monitored. This control deficiency did not result in audit adjustments to the 2004 interim or annual consolidated financial statements. However, this control deficiency could result in a misstatement of significant accounts and disclosures, including those described in (i) through (vi) above, that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
8)	The Company did not maintain effective controls over the design of its general ledger application. Specifically, the design of the general ledger application allows users to post adjusting journal entries to closed periods. This control deficiency did not result in audit adjustments to the Company’s interim or annual consolidated financial statements. However, this control deficiency could result in a misstatement of significant accounts and disclosures that would result in a material misstatement to the Company’s 2004 interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
9)	The Company did not maintain effective controls over segregation of duties. Specifically, certain key financial accounting and reporting personnel had incompatible duties that allowed the creation, review, and processing of financial data without independent review and authorization for: (i) purchases and payables; (ii) payroll; (iii) debt and related interest expense; (iv) income taxes; (v) revenue and accounts receivable; (vi) fixed assets; (vii) investments; and (viii) inventory. This control deficiency did not result in audit adjustments to the Company’s 2004 interim or annual consolidated financial statements. However, this control deficiency could result in a misstatement of significant accounts and disclosures, including those described in (i) through (viii) above, that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

     Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in Internal Control-Integrated Framework issued by the COSO. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, as stated in their report, which appears herein.
Changes in Internal Control Over Financial Reporting
     During the fourth quarter of the year ended December 31, 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.
Recent Developments Relating to the Company’s Internal Control over Financial Reporting
     The Company is implementing enhancements and changes to its internal control over financial reporting to remediate the material weaknesses described above. For the most part, these remediation initiatives began in 2005. Certain of our remediation plans will impact only one material weakness, while we believe other remediation plans will, after their implementation, remedy several of the material weaknesses.
i.	The Company recognizes the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, remediation programs have begun to eliminate the material weaknesses related to the Company’s control environment that is inclusive of Information Technology General Controls (“ITGC”). The remediation programs that have been initiated are as follows:
a)	The Company has enhanced the competence of the organization by hiring staff competent in accounting principles generally accepted in the United States of America (“GAAP”), regulatory affairs, and network operations. The Company will continue to enhance its financial accounting and reporting competencies by recruiting additional qualified staff and further developing its existing staff by reinforcing existing continuing education programs. In September, 2005, the Company initiated the first phase of a reorganization to improve operating efficiencies and financial reporting functionality.

b)	The Company recognizes the importance of its ITGC and their use as an effective tool for managing and controlling processes that affect financial reporting. Consequently, and to eliminate existing material weaknesses, management has implemented procedures to enhance controls over the “change management” process. Additionally, the Company is in the process of upgrading its overall system security with final implementation scheduled for the fourth quarter of 2005. Furthermore, the Company has issued an RFP for the purpose of simultaneously upgrading its Operating Support System and integrating it with the Financial Reporting system. The system is scheduled for implementation by the third quarter of 2006, and through this automation, the Company will reduce the number of manual controls that have been identified as, or contributed to, material weaknesses and advance the maturation of its control environment.

ii.	The Company recognizes the importance of having staff with the competencies required for the accurate interpretation and application of GAAP for having effective internal controls over financial reporting; and for establishing the appropriate policies and procedures to assure timely, accurate, and reliable financial information. Consequently management has initiated the following remediation programs to address the identified material weaknesses:
a)	The Company continues to be in the process of remediating those material weaknesses related to the inappropriate application of GAAP. Specifically we have:
1)	Entered into a contract with qualified telecommunications industry tax specialists to assist the Company in its preparation, filing, and related accounting for all elements of taxation at both the state and federal levels;

2)	Hired a new Chief Financial Officer in January 2005 and recruited additional financial resources to provide the appropriate level of accounting competency; and
3)	Hired a qualified firm in November 2005 to establish an internal audit function that meets professional standards.
Furthermore, we are currently:
1)	Establishing documented procedures to effectively manage the Company’s equity investments; and

2)	Improving the revenue recognition function at the Company by:
(A)	Reorganizing and providing the appropriate training to personnel responsible for managing the various revenue cycles;

(B)	Implementing the appropriate controls for the independent review and approval of the processes related to service activation, customer payments and applications, customer billing adjustments and write-offs, service orders, or rates and the related financial reporting;

(C)	Entering into a contract with a service provider to automate invoice generation and distribution as well as collection and account application with an implementation date scheduled for the end of the fourth quarter 2005; and

(D)	Beginning the search for a qualified individual to fill the newly created staff position — Manager of Revenue Assurance.
b)	The Company is in the process of remediating material weaknesses in its internal controls related to the period-end financial reporting process. The Company’s planned remediation includes:
1)	Implementing processes and procedures to perform the necessary analysis, critical review, approval, and reconciliation of journal entries and account balances;

2)	Establishing procedures for period end cut-offs, including, but not limited to, identifying and recognizing all incurred liabilities;

3)	Increasing supervisory review of the consolidation process in anticipation of implementing an automated consolidation process by the first quarter of 2006;

4)	Entering into a contract with a service provider to automate and integrate the payroll process, with implementation having been completed in October 2005;

5)	Enhancing the Disclosure Committee’s charter to more closely oversee the accuracy and timeliness of disclosures made by the Company; and

6)	In anticipation of an IT system conversion outlined in Section i(b) above, and for those processes where automation will not occur, implementing controls to ensure that spreadsheets used in the period-end financial reporting process are appropriately managed.
iii.	The Company recognizes the importance of segregating duties in detecting and preventing fraud. The Company’s remediation process for this function includes the following:
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
     Wisner H. Buckbee, 69, is Chairman of the Board and a Director since 1991. Mr. Buckbee has been President of Wisner Farms, Inc. an operating dairy farm since before 2000.
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
Item 11. EXECUTIVE COMPENSATION.
     Shown on the table below is information on the compensation for services rendered to the Company in all capacities, for the years ended December 31, 2004, 2003 and 2002, paid by the Company to those persons who were, at the end of the year ended December 31, 2004, the President of the Company and the other executive officers of the Company (collectively, the “Named Executives”):
SUMMARY COMPENSATION TABLE

		Annual
Name and		Compensation		All Other
Principal Position	Year	Salary	Bonus	Compensation*

M. Lynn Pike	2004	$218,000	$8,000	$16,924
President and Director	2003	$216,365	$11,478	$21,401
January 2000 to June 2004	2002	$210,384	$4,142	$18,524

Herbert Gareiss, Jr.	2004	$181,596	$10,200	$19,138
President and Director	2003	$169,448	$9,046	$21,695
June 2004 to Present	2002	$163,434	$3,238	$19,318
Vice President From 1990 to June 2004

Larry D. Drake	2004	$169,500	$6,200	$14,188
Vice President	2003	$167,865	$7,381	$13,182
August 1998 to July 2005	2002	$161,884	$3,209	$11,781

Philip A. Grybas	2004	$136,578	$10,000	$7,628
Vice President and	2003	$167,865	$9,031	$10,846
Chief Financial Officer, Treasurer	2002	$161,884	$3,209	$11,507
August 2001 to October 2004

Brenda A. Schadt	2004	$139,100	$4,200	$11,689
Vice President	2003	$137,760	$6,298	$10,783
	2002	$132,384	$2,642	$6,640

*	All Other Compensation includes Director’s Fees, 401(k) match, and premiums paid for Group Term Life Insurance.
     No amounts are shown that would constitute “Other Annual Compensation” since perquisites and other personal benefits (the only relevant type of compensation to be shown under that category in the case of the Company) did not exceed, for any Named Executive, 10 percent of the sum of that Named Executive’s gross salary and bonus.

     As previously reported, in September of 2005, the Company entered into an agreement with Mr. Larry Drake, the Company’s former Vice President of Operations and Technology, whose position was phased out on July 13, 2005. Mr. Drake will receive a separation benefit of $98,863.97 and a supplemental separation benefit of $153,962.29 and be permitted to retain certain office equipment and related benefits.
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
     The following table sets forth, as of November 3, 2005 certain information concerning shares of the Company’s capital stock held by: (i) each shareholder known by the Company to own beneficially more than 5% of a class of the Company’s outstanding equity securities (including 401(k) shares); (ii) each Director of the Company; (iii) each Named Executive (see “Executive Compensation” for a list of their names); and (iv) all Directors and executive officers of the Company as a group:

			Amount &
			Nature
			of Beneficial
Name of			Ownership		Percent
Beneficial Owner	Address	Title of Class	(Shares)	Notes	of Class

Julia S. Barry	20 Fairview Ave, Warwick, NY 10990	Common Shares	361,020		6.75%
Julia S. Barry	20 Fairview Ave, Warwick, NY 10990	5% Preferred	143		2.86%
Wisner H. Buckbee	64B Upper Wisner Rd, Warwick, NY 10990	Common Shares	17,742		0.33%
Wisner H. Buckbee	64B Upper Wisner Rd, Warwick, NY 10990	5% Preferred	40		0.80%
Rafael Collado	4908 Windbrooke Ct., Virginia Beach, VA 23462	Common Shares	1		0.00%
Joseph E. DeLuca, M.D.	5 Stone Ridge Rd., Sussex, NJ 07461	Common Shares	7,000	1	0.13%
Philip S. Demarest	10 Crescent Ave., Warwick, NY 10990	Common Shares	25,298	1	0.47%
Philip S. Demarest	10 Crescent Ave., Warwick, NY 10990	5% Preferred	10	1	0.20%
Robert J. De Valentino	44 Jackson Ave., Middletown, NY 10940	Common Shares	1,900	1	0.04%
Larry D. Drake	10 Patriot Way, Glenwood, NJ 07418	Common Shares	0		0.00%
Herbert Gareiss, Jr.	267 Bellvale Lakes Rd., Warwick, NY 10990	Common Shares	41,212	1,3	0.77%
Herbert Gareiss, Jr.	267 Bellvale Lakes Rd., Warwick, NY 10990	5% Preferred	36		0.72%
Philip A. Grybas	6440 Fairway Ct., Auburn, CA 95604	Common Shares	0		0.00%
Fred M. Knipp	15 Almond Tree Lane, Warwick, NY 10990	Common Shares	42,779	1	0.80%
Fred M. Knipp	15 Almond Tree Lane, Warwick, NY 10990	5% Preferred	85	1	1.70%
Corinna S. Lewis	PO Box 318, Warwick, NY 10990	Common Shares	132,462	1,2	2.50%
Corinna S. Lewis	PO Box 318, Warwick, NY 10990	5% Preferred	110	4	2.20%
Joseph J. Morrow	7 Close Rd., Greenwich, CT 06830	Common Shares	3,000		0.06%
M. Lynn Pike	7956 S. 90th East Ave., Tulsa, OK 74133	Common Shares	1,000		0.02%
Brenda A. Schadt	164 Bushville Rd., Westown, NY 10998	Common Shares	18,576	1,3	0.35%
Brenda A. Schadt	164 Bushville Rd., Westown, NY 10998	5% Preferred	5		0.10%
Total Directors and Executive Officers as a group (13 persons):
Total Common Shares			290,970		5.42%
Total Preferred Shares			286		5.72%

1.	Includes shares held by/with spouse and/or children

2.	Mrs. Lewis is one of three trustees of each of two trust which hold an aggregate of 122, 100 Common Shares for the benefit of someone other than Mrs. Lewis, and she disclaims beneficial ownership of these securities. All decisions regarding any company shares held by the Trust have been delegated to the other trustees and their advisors, to be made without consultation with Mrs. Lewis.

3.	Includes shares indirectly held in the Company’s 401(k) plan

4.	Mrs. Lewis is one of three trustees in to trusts which hold an aggregate of 95 5% Preferred Shares for the benefit of someone other than Mrs. Lewis, and she disclaims beneficial ownership of these securities. All decisions regarding any company shares held by the Trust have been delegated to the other trustees and their advisors, to be made without consultation with Mrs. Lewis.
     As of November 3, 2005, the only holder of more than 5% of the Company’s Common Shares known to the Company was Julia S. Barry , Warwick, NY 10990, who holds 361,020 shares (6.75%).

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

Part IV.
Item 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.
(a) The following items are filed as part of this Annual Report:
1. Financial Statements

3. Exhibits

Exhibit No.	Description of Exhibit	Reference

3(a)	Articles of Incorporation, as amended	Incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for September 2003

3(b)	By-Laws	Incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for 2002

4(a)	Form of Common Shares Certificate, as amended	Incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for September 2003

4(b)	CoBank Loan Agreement	Incorporated by reference to Exhibit 4(d) to the Company’s Annual Report on Form 10-K for 2002

14	Warwick Valley Telephone Company Code of Ethics	Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for 2003

21	Significant Subsidiaries of Registrant	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for 2003

31.1	Rule 13a -14(a)/15d-14(a) Filed herewith Certification signed by Herbert Gareiss, Jr. Chief Executive Officer	Filed herewith

31.2	Rule 13a -14(a)/15d-14(a) Certification signed by Michael Cutler Chief Financial Officer	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Herbert Gareiss, Jr.-Chief Executive Officer	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Michael Cutler-Chief Financial Officer	Filed herewith

99	Orange County-Poughkeepsie Limited Partnership Financial Statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WARWICK VALLEY TELEPHONE COMPANY

Dated: November 15, 2005	/s/ Herbert Gareiss, Jr.
Herbert Gareiss, Jr.
President, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the 15th day of November, 2005.

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

Joseph J. Morrow

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Warwick Valley Telephone Company:
We have completed an integrated audit of Warwick Valley Telephone Company’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits and the report of other auditors, are presented below.
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
As discussed in Note 3 to the consolidated financial statements, the Company changed its accounting for asset retirement costs as of January 1, 2003.
Internal Control Over Financial Reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Warwick Valley Telephone Company did not maintain effective internal control over financial reporting as of December 31, 2004, because management did not maintain: (1) an effective control environment; (2) a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of accounting principles generally accepted in the United States of America; (3) effective controls over the completeness and accuracy of revenue and accounts receivable; (4) effective controls over its equity method investments; (5) effective controls over its accounting for income taxes; (6) effective controls over the period-end financial accounting and reporting processes related to a) the preparation, review and approval of significant accounts and reconciliations and journal entries, b) the completeness and accuracy of period-end accruals, c) the accuracy, completeness and validity of the period-end consolidation process, d) the preparation and review of the consolidated interim and annual financial statements, and e) the maintenance of certain spreadsheets utilized in the period-end financial reporting process; (7) effective controls over access to programs and data; (8) effective controls over the design of its general ledger application or (9) effective controls over segregation of duties, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses as of December 31, 2004 have been identified and included in management’s assessment:
1)	The Company did not maintain an effective control environment. Specifically, the financial reporting organizational structure was not adequate to support the activities of the Company. Furthermore, the information technology infrastructure was not adequate to support the Company’s financial accounting and reporting responsibilities. This control deficiency contributed to the material weaknesses described in 2 through 9 below. This control deficiency also contributed to the restatement of the Company’s 2003 and 2002 annual consolidated financial statements and the interim consolidated financial statements for the first quarter of 2004. Additionally, this control deficiency could result in a misstatement of significant accounts and disclosures, including those described in 2 through 9 below that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.
2)	The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of accounting principles generally accepted in the United States of America commensurate with the Company’s financial reporting requirements. Specifically, certain key finance and accounting positions were not staffed with individuals possessing the appropriate knowledge, experience and training to meet their responsibilities. This control deficiency contributed to the individual material weaknesses described in 3 through 6 below, which resulted in the restatement of the Company’s 2003 and 2002 annual consolidated financial statements and the interim consolidated financial statements for the first quarter of 2004 and audit adjustments to the accounts and disclosures described in 3 through 6 below. Additionally, this control deficiency could result in a misstatement of significant accounts and disclosures, including those described in 3 through 6 below that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
3)	The Company did not maintain effective controls over the authorization, completeness and accuracy of revenue and accounts receivable. Specifically, the Company’s controls over the authorization, completeness and accuracy of: (i) service activation and service order initiation; (ii) customer billing adjustments including write-offs; (iii) the development of, changes to and the maintenance of billing rates; (iv) the approval and processing of customer payments, credits and other customer account applications; and (v) the switching process for tolls and carrier access billings, including the record transfer process, were not effective. This control deficiency resulted in the restatement of the Company’s 2003 and 2002 annual consolidated financial statements and the interim consolidated financial statements for the first quarter of 2004 and audit adjustments to the 2004 annual consolidated financial statements to correct service revenue, as well as the related regulatory liability, accrued interest expense and deferred taxes. Additionally, this control deficiency could result in a misstatement of service revenue, the related regulatory liability, accrued interest expense and deferred taxes that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

4)	The Company did not maintain effective controls over the accounting for its equity-method investments. Specifically, the Company did not have effective controls over the completeness and accuracy of recording its share of loss on an equity investment, the recording of a gain on the disposition of an equity investment in the appropriate period or the presentation of the related cash flows in the consolidated financial statements. This control deficiency resulted in the restatement of the Company’s 2003 and 2002 annual consolidated financial statements and audit adjustments to investments, deferred gains and gain on the sale of investments in the Company’s 2004 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of investments, deferred gains and gain on the sale of investments that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

5)	The Company did not maintain effective controls over the accuracy of its accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have effective controls to accurately calculate current income tax expense and the related income tax payable. In addition, the Company did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to its deferred income tax assets and liability balances. This control deficiency resulted in audit adjustments to the Company’s 2004 annual consolidated financial statements to correct deferred taxes, tax accruals and the tax provision. Additionally, this control deficiency could result in a misstatement of deferred taxes, tax accruals and the tax provision that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

6)	The Company did not maintain effective controls over its period-end financial reporting process. Specifically, the Company lacked policies, procedures and controls for the preparation and review of the interim and annual consolidated financial statements and supporting schedules which resulted in the following material weaknesses:
a)	The Company did not maintain effective controls over the preparation, review, and approval of significant account reconciliations and journal entries. Specifically, the Company did not maintain effective controls over the completeness and accuracy of supporting schedules and underlying data supporting reconciliations and journal entries for: (i) accounts payable and accruals; (ii) inventory and the related valuation reserves; (iii) payroll expense and the related accruals; (iv) fixed assets and the related depreciation accounts; (v) debt; and (vi) income taxes. This control deficiency did not result in audit adjustments to the Company’s 2004 interim or annual consolidated financial statements.

b)	The Company did not maintain effective controls over the completeness and accuracy of period-end accruals. Specifically, accounts payable and accrued expenses related to utilities, professional fees and fixed assets were not timely identified and recorded in the proper period. This control deficiency resulted in audit adjustments to the Company’s 2004 annual consolidated financial statements.

c)	The Company did not maintain effective controls over the completeness, accuracy and validity of the period-end consolidation process. Specifically, the Company lacked controls to ensure all required consolidation entries were identified, analyzed and approved prior to being recorded. This control deficiency did not result in audit adjustments to the Company’s 2004 interim or annual consolidated financial statements.

d)	The Company did not maintain effective controls over the preparation and review of the consolidated interim and annual financial statements. Specifically, the Company did not have effective controls over the process related to: (i) identifying and accumulating all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and the accompanying footnote disclosures; (ii) ensuring the balances reported in the consolidated financial statements reconciled to the underlying supporting schedules and analyses; and (iii) the performance of period-end financial analyses including analytical reviews. This control deficiency resulted in audit adjustments to the Company’s 2004 annual consolidated financial statements.

e)	The Company did not maintain effective controls over the maintenance of certain spreadsheets utilized in the period-end financial reporting process. Specifically, the Company lacked effective controls related to the completeness, accuracy, validity and restricted access of spreadsheets used in the accounting for: (i) shareholders’ equity, including earnings per share; (ii) journal entries and reconciliations; (iii) revenue and accounts receivable; (iv) payroll; (v) accruals; and (vi) financial reporting. This control deficiency did not result in audit adjustments to the Company’s 2004 interim or annual consolidated financial statements.
The control deficiencies described in a through e above could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies described in a through e above constitutes a material weakness.

7)	The Company did not maintain effective controls over access to programs and data. Specifically, certain of the Company’s personnel had unrestricted access to various financial application programs and data including (i) accounts payable; (ii) financial reporting; (iii) payroll; (iv) inventory; (v) fixed assets; and (vi) revenue. Such access was beyond the requirements of their assigned responsibilities and was not monitored. This control deficiency did not result in audit adjustments to the 2004 interim or annual consolidated financial statements. However, this control deficiency could result in a misstatement of significant accounts and disclosures, including those described in (i) through (vi) above, that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

8)	The Company did not maintain effective controls over the design of its general ledger application. Specifically, the design of the general ledger application allows users to post adjusting journal entries to closed periods. This control deficiency did not result in audit adjustments to the Company’s interim or annual consolidated financial statements. However, this control deficiency could result in a misstatement of significant accounts and disclosures that would result in a material misstatement to the Company’s 2004 interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

9)	The Company did not maintain effective controls over segregation of duties. Specifically, certain key financial accounting and reporting personnel had incompatible duties that allowed the creation, review, and processing of financial data without independent review and authorization for: (i) purchases and payables; (ii) payroll; (iii) debt and related interest expense; (iv) income taxes; (v) revenue and accounts receivable; (vi) fixed assets; (vii) investments; and (viii) inventory. This control deficiency did not result in audit adjustments to the Company’s 2004 interim or annual consolidated financial statements. However, this control deficiency could result in a misstatement of significant accounts and disclosures, including those described in (i) through (viii) above, that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
In our report dated September 29, 2005, we stated that the Company had not reported on its assessment of the effectiveness of internal control over financial reporting and, accordingly, the scope of our work was not sufficient to enable us to express, and we did not express, an opinion on the effectiveness of the Company’s internal control over financial reporting. The Company has now reported on its assessment of the effectiveness of internal control over financial reporting and we have completed our audit thereof. Accordingly, our present report insofar as it relates to the Company’s internal control over financial reporting as of December 31, 2004, as presented herein, is different from our previous report.
In our opinion, management’s assessment that Warwick Valley Telephone Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Warwick Valley Telephone Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
November 15, 2005

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
/s/ Bush & Germain, P.C.
Syracuse, New York
January 30, 2003

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands except per share amounts)

FOR THE YEARS ENDED DECEMBER 31,	2004	2003	2002
Operating Revenues:
Local network service	$4,070	$4,075	$4,140
Network access service	9,284	9,854	9,134
Long distance services	3,785	3,766	3,946
Directory advertising	1,452	1,429	1,318
Online services	6,913	6,699	6,330
Other services and sales	2,174	2,826	2,679

Total operating revenues	$27,678	$28,649	$27,547

Operating Expenses:
Plant specific	$4,317	$4,738	$4,328
Plant non-specific:
Depreciation & amortization	5,270	4,901	3,991
Other	3,271	2,846	2,225
Customer operations	4,698	4,483	4,203
Corporate operations	5,790	4,562	3,887
Cost of services and sales	1,866	2,470	2,242
Property, revenue and payroll taxes	1,352	1,472	1,560

Total operating expenses	$26,564	$25,472	$22,436

Operating income	$1,114	$3,177	$5,111

Other Income (Expenses)
Interest income (expense), net of capitalized interest	$(292)	$(414)	$(344)
Income from equity method investments	10,208	8,846	6,733
Gain on sale of investment	2,490	—	—
Other expense	(15)	(6)	(80)

Total other income	$12,391	$8,426	$6,309

Income before income taxes	$13,505	$11,603	$11,420

Income Taxes	$4,577	$3,873	$3,788

Net Income	$8,928	$7,730	$7,632

Preferred Dividends	$25	$25	$25

Income Applicable to Common Stock	$8,903	$7,705	$7,607

Basic & Diluted Earnings per Share of Outstanding Common Stock	$1.65	$1.43	$1.41

Weighted Average Shares of Common Stock Outstanding	5,401,498	5,400,873	5,408,484

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

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands )

	2004	2003	2002
FOR THE YEARS ENDED DECEMBER 31,		(Restated)	(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$8,928	$7,730	$7,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,270	4,901	3,991
Deferred income taxes	112	225	1,285
Interest charged to construction	(7)	(42)	(238)
Income from equity method investments, net of distributions	1,567	1,279	(733)
Gain on sale of investment	(2,490)	—	—

Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	103	(294)	312
(Increase) Decrease in other receivables	133	342	(615)
(Increase) Decrease in materials and supplies	(155)	315	803
(Increase) Decrease in prepaid expenses	82	(137)	1
(Increase) Decrease in deferred charges	(379)	(482)	171
Increase (Decrease) in accounts payable	(746)	(523)	163
Increase (Decrease) in customers’ deposits	21	9	(3)
Increase (Decrease) in advance billing and payment	8	17	28
Increase (Decrease) in accrued taxes	98	458	(16)
Increase (Decrease) in pension and postretirement benefit obligation	560	1,856	1,014
Increase (Decrease) in other accrued expenses	477	129	802
Increase (Decrease) in accrued access billing	133	228	182
Increase (Decrease) in other liabilities and deferred credits	71	53	(89)

Net cash provided by operating activities	$13,786	$16,064	$14,690

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,906)	(6,261)	(8,399)
Interest charged to construction	7	42	238
Sale of investment	3,603	—	—
Investment	(713)	(38)	(800)

Net cash provided by (used in) investing activities	$(2,009)	$(6,257)	$(8,961)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments of notes payable	0	(9,000)	(1,250)
Proceeds from issuance of long term debt	5,000	7,149	—
Repayment of long term debt	(380)	—	—
Unamortized debt issuance	0	(126)	—
Dividends (Common & Preferred)	(5,319)	(3,806)	(3,216)
Sale of common stock	14	52	10
Purchase of treasury stock	—	—	(213)

Net cash used in financing activities	$(685)	$(5,731)	$(4,669)

Net increase in cash and cash equivalents	11,092	4,076	1,060
Cash and cash equivalents at beginning of year	5,717	1,641	581

Cash and cash equivalents at end of year	$16,809	$5,717	$1,641

Supplemental disclosure of cash flow information
Interest	$207	$459	$589
Income tax	$4,210	$2,690	$2,585
Please see accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in thousands except share amounts)

									Accumulated
	Treasury	Treasury	Preferred	Preferred		Common	Additional		Other
	Stock	Stock	Stock	Stock	Common	Stock	Paid In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Stock Shares	Amount	Capital	Earnings	Loss	Total

Balance, December 31, 2001	571,491	$(3,385)	5,000	$500	5,982,240	$60	$3,411	$29,876	$0	$30,462

Net income for the year								7,632		7,632
Minimum Pension Liability									(269)	(269)

Total Comprehensive Income (Loss)										7,363
Dividends:
Common ($0.58 per share)								(3,191)		(3,191)
Preferred ($5.00 per share)								(25)		(25)
Sale of Common Stock					570	—	10			10
Purchase of Treasury Stock	12,192	(213)								(213)

Balance, December 31, 2002	583,683	$(3,598)	5,000	$500	5,982,810	$60	$3,421	$34,292	$(269)	$34,406

Net income for the year								7,730		7,730
Minimum Pension Liability									(496)	(496)

Total Comprehensive Income (Loss)										7,234
Dividends:
Common ($.70 per share)								(3,781)		(3,781)
Preferred ($5.00 per share)								(25)		(25)
Sale of Common Stock					2,073	—	52			52

Balance, December 31, 2003	583,683	$(3,598)	5,000	$500	5,984,883	$60	$3,473	$38,216	$(765)	$37,886

Net income for the year								8,928		8,928
Minimum Pension Liability									(563)	(563)

Total Comprehensive Income (Loss)										8,365
Dividends:
Common ($.70 per share)								(5,294)		(5,294)
Preferred ($5.00 per share)								(25)		(25)
Sale of Common Stock					580	—	14			14

Balance, December 31, 2004	583,683	$(3,598)	5,000	$500	5,985,463	$60	$3,487	$41,825	$(1,328)	$40,946

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
     Our investments in the Orange County-Poughkeepsie Limited Partnership (”O-P”), Zefcom and the Empire State Network (“EsiNet”) are accounted for under the equity method of accounting (See Note 8). Our other investment, Data Communications Group, Inc., (“DataNet”) which was sold in October 2004, was accounted for under the cost method of accounting.
Reclassifications
     Certain amounts previously reported for prior periods have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements. Such reclassifications had no effect on the results of operations or shareholders’ equity as previously recorded.
Regulated Accounting
     The Company’s rates are regulated by the FCC, the New York State Public Service Commission (“NYPSC”) and the New Jersey Board of Public Utilities (“NJBPU”) and therefore the Company reflects the effects of the ratemaking actions of these regulatory bodies in its financial statements. Accordingly, the Company follows the accounting prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 71 “Accounting for the Effects of Certain Types of Regulation.” The Company periodically reviews the continued applicability of SFAS No. 71 based on the current regulatory and competitive environment.
     The rates that the Company charges to its customers for regulated services in New York were established in its 1993 rate case with the NYPSC. The rates the Company charges for its regulated services in New Jersey were established in its 1972 rate case with the NJBPU. The Company has not filed a rate case in New York or New Jersey since that time. If the Company should submit a rate case with the NYPSC or NJBPU in the future, it is uncertain as to what the outcome of the rate case would be and how it would affect Company’s results of operations and financial position.
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
Note 3: Impact of Recently Adopted Accounting Pronouncements
     Effective January 1, 2004 the Company adopted FASB Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities,” a revision to (FIN 46), “Consolidation of Variable Interest Entities, which was issued in January 2003. Under FIN 46R, a VIE must be consolidated by a company if that company is subject to a majority of the risk of the loss from VIE’s activities or entitled to receive a majority of the entities residual returns or both. FIN 46R requires disclosures about VIEs that a company is not required to consolidate, but in which it has a significant variable interest. As of December 31, 2004, FIN 46R did not significantly impact the Company’s operating results or financial position. The Company will continue to monitor the impact of FIN 46R on an ongoing basis.

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
     The Company’s rates are regulated by the FCC, NYPSC, and the NJBPU and therefore, the Company reflects the effects of the rate making actions of these regulatory bodies in its financial statements. On December 20, 2003, the FCC notified by order that it would not adopt SFAS No. 143 since the FCC concluded that SFAS No.143 conflicted with the FCC’s current accounting rules that require telephone companies to accrue for asset retirement obligations through prescribed depreciation rates. The Company has concluded that it does not have an asset retirement obligation as defined by SFAS No.143. The Company historically recorded cost of removals through depreciation rates and accumulated depreciation. In conjunction with the adoption of SFAS No.143, the Company has reclassified $583 and $505 as of December 31, 2004 and 2003, respectively, from accumulated depreciation to a regulatory liability for the cost of removal that the Company has recorded through its historical depreciation rates.

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

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
( $ in thousands except per share amounts)
Segment information for the years ended December 31:

	2004	2003	2002
Revenues
Telephone	$22,728	$23,892	$23,601
Online	6,913	6,699	6,330
Eliminations	(1,963)	(1,942)	(2,384)

Total revenues	$27,678	$28,649	$27,547

Depreciation and amortization
Telephone	3,788	3,744	3,228

Online	1,482	1,157	763

Total depreciation and amortization	$5,270	$4,901	$3,991

Operating income
Telephone	1,687	3,845	5,115

Online	(573)	(668)	(4)

Total operating income	$1,114	$3,177	$5,111

Interest expense and income	(292)	(414)	(344)
Income from equity method investments	10,208	8,846	6,733
Gain on sale of investment	2,490	0	0
Other expense	(15)	(6)	(80)

Income before taxes	$13,505	$11,603	$11,420

Segment balance sheet information for the years ended December 31:

	2004	2003
Assets
Telephone	$74,338	$62,825
Online	9,652	9,883
Eliminations	(15,224)	(12,975)

Total assets	$68,766	$59,733

Capital expenditures
Telephone	$4,097	$4,257
Online	809	2,004

Total capital expenditures	$4,906	$6,261

     No single customer accounts for 10% or more of the Company’s total revenues or accounts receivable.
Note 7: Material and Supplies
     Material and supplies are carried at average cost. As of December 31, 2004 and 2003, material and supplies consisted of the following:

	2004	2003
Inventory for outside plant	$257	$231
Inventory for inside plant	672	472
Inventory for online plant	80	90
Inventory of video equipment	130	283
Inventory of equipment held for sale or lease	169	77

	$1,308	$1,153

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
Investment in Zefcom
     The Company has a 17% ownership interest in Zefcom. This investment was historically recorded on the cost method of accounting. In 2003, Zefcom formed an Executive Operating Committee consisting of representatives from three of the investors in Zefcom. The Operating Committee’s responsibilities are to assist management as necessary in relations with consultants and prospective investors, and in matters of finance. As a result, the Operating Committee exerts significant influence over the financial and operating decisions of Zefcom. In 2003, the Company’s Chief Executive Officer was elected to this committee. Accordingly, the Company, through its representation on this Operating Committee, began exerting significant influence on the financial and operating decisions of Zefcom in the fourth quarter of 2003. As a result of this change, the Company changed its accounting for the Zefcom investment from the cost method to the equity method of accounting for the 2003 fiscal year. In accordance with generally accepted accounting principles, the Company, in 2003 also adjusted its prior period financial results to record its 17% investment in Zefcom as if it

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
( $ in thousands except per share amounts)
had been accounted for under the equity method of accounting. The Company’s share of Zefcom’s losses have been reflected in the Company’s current and prior year financial statements. In February 2004, Zefcom issued a 10% Convertible Subordinated Promissory Note (the “Note”) in the amount of $1,000 which was purchased by a co-investor in the venture. At any time prior to January 1, 2008, the holder of the Note has the option, upon notice to Zefcom, to convert the Note into ownership shares in the entity. To date, the co-investor has elected not to exercise this option. Should the co-investor elect to convert the Note into ownership shares at some future date, the effect on the Company’s ownership percentage in Zefcom would be a reduction from 17% to approximately 11% to 11.5%, depending on the timing of the conversion.
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
Note 10: Debt Obligations
     Debt obligations consisted of the following at December 31:

	2004	2003
Current maturing long-term debt – CoBank	1,519	$223
CoBank, ACB unsecured credit facility	$10,251	6,926

Total debt obligation	$11,770	$7,149

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
Future aggregate principal payments under this loan agreement are as follows:

2005	$1,519
2006	1,519
2007	1,519
2008	1,519
2009	1,519
Thereafter	4,175

Less: Current	1,519

Long-term	10,251

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
     Under the terms of the CoBank facility, the Company is required to comply with certain loan covenants, which include but are not limited to the achievement of certain financial ratios, as set forth in the agreement, as well as certain financial reporting requirements. As of December 31, 2004 the Company was not in default on any of these loan covenants. In connection with the late filing of this Annual Report, the Company received confirmation that it was in compliance with its reporting obligations under the CoBank facility.

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

     The difference between the United States Federal statutory tax rate and the effective tax rate is primarily due to state taxes (net of the Federal benefit) and other nondeductible expenses.
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
     Benefit payments, which reflect expected future service as appropriate, are expected to be paid as follow:

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
     On April 25, 2003, the Company announced a three-for-one stock split of the Company’s Common Shares. Approval for the stock split was received from both the NYPSC and the NJBPU on October 6, 2003, and the Shares were made available on October 13, 2003. Also, the Common shares were changed from no par value to a par value, of $0.01 per share. As a result, the Common share amounts in Shareholders’ Equity for all periods prior to the split were restated to reflect the stock split. Also, additional paid-in capital, in the amounts of $3,473, $3,421 and $3,411 for the year ended December 31, 2002 was recorded as a result of these events. In addition, earnings per share amounts for the years ended December 31, 2003, 2002 and 2001 were restated for the stock split.
Note 14. Commitments and Contingencies
     The Company currently has an operating lease to rent space on a tower to transmit video content from its head end facility. The Company also leases vehicles for operations as well as office space in Warwick, New York and Vernon, New Jersey. In addition, the Company has entered into certain long-term agreements to access trunk lines from other carriers to transmit voice, video and data. Total expense associated with these agreements was $881, $733 and $664 in 2004, 2003 and 2002, respectively.

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
To the Board of Directors
of Warwick Valley Telephone Company:
Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated November 15, 2005 appearing in the 2004 Annual Report to Shareholders of Warwick Valley Telephone Company also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/PricewaterhouseCoopers LLP
New York, New York
November 15, 2005

WARWICK VALLEY TELEPHONE COMPANY
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2003 and 2002

		($ in thousands)
Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
Description	of Period	Expenses	Accounts	Deductions	of Period
		(Note a)	(Note b)	(Note c)
Allowance for Uncollectible:
Year 2004	$508	$120	$87	$567	$148
Year 2003	$428	$146	$102	$168	$508
Year 2002	$65	$465	$42	$144	$428

(a)	Provision for uncollectible as stated in statements of income.

(b)	Amounts previously written off which were credited directly to this account when recovered.

(c)	Amounts written off as uncollectible.

WARWICK VALLEY TELEPHONE COMPANY
EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page
23.1	Consent of Independent Auditors Bush & Germain, PC	65

23.2	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP	66

23.3	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP	67

31.1	Rule 13a-14a/15d-14(a) Certification signed by Herbert Gareiss, Jr. Chief Executive Officer	68

31.2	Rule 13a-14a/15d-14(a) Certification signed by Michael Cutler Chief Financial Officer	69

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Herbert Gareiss, Jr.-Chief Executive Officer.	70

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Michael Cutler -Chief Financial Officer.	71

99	Orange County-Poughkeepsie Limited Partnership Financial Statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002	72