Form 10-K
period 2005-12-31
WARWICK VALLEY TELEPHONE CO
filed 2006-03-28
CIK 104777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Title of Each Class
Common Shares ($.01 Par Value)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act YES ☐ NO ☑
The aggregate market value of Warwick Valley Telephone Company Common Shares as of June 30, 2005 held by non-affiliates computed by reference to the price at which the Common Shares were sold on June 30, 2005 was $130,743,985.
The number of shares of Warwick Valley Telephone Company Common Shares outstanding as of March 26, 2006 was 5,351,780
DOCUMENTS INCORPORATED BY REFERENCE
i.	Proxy statement of Warwick Valley Telephone Company with respect to the Annual Meeting of the Company’s shareholders to be held on April 28, 2006.

ii.	Item 8.01 in the Company’s Current Report on Form 8-K that was accepted for filing at 5:04 PM on November 18, 2005.

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
           The Company provides telephone service to customers (26,415 access lines as of December 31, 2005) in the contiguous towns of Warwick, Goshen and Wallkill, New York, and the townships of West Milford and Vernon, New Jersey. The Company’s service area is primarily rural and has an estimated population of 50,000.
           The dollar amounts in this Annual Report of the Company on Form 10-K are presented in thousands, except for share and per share amounts.
BUSINESS OPERATIONS
          Warwick Valley Telephone Company’s segments are strategic business units that offer different products and services and are managed as a telephone services segment on one-hand and online services segment on the other. We evaluate the performance of the segments based upon factors such as revenue growth, expense containment, market share and operating income.
Operating Segments
     Telephone
          The telephone segment provides landline telecommunications services including local, network access, long distance, messaging and directory services. The telephone segment generated revenues from external customers of $20,608, $20,765 and $21,950 in 2005, 2004 and 2003, respectively. It generated an operating loss of $(1,149) in 2005 and operating income of $1,687 and $3,845 in 2004 and 2003, respectively. The telephone segment had total assets after intercompany eliminations of $57,721, $59,114 and $49,850 in 2005, 2004 and 2003, respectively.
       Services and Products
Local network services — Local network services include traditional dial tone which is primarily used to make or to receive voice, fax or analog modem calls from a residence or business. The Company’s local network services are regulated by the Federal Communication Commission (“FCC”), New York State Public Service Commission (“NYPSC”) and New Jersey Board of Public Utilities (“NJBPU”). Included under local network services are custom calling services, such as Caller ID, Call Waiting, Voice Mail and other enhanced services. These features allow users to display the number and/or name of callers, signal to the telephone user that additional calls are coming in and send and receive voice messages. The sale of telephone and other equipment does not constitute a material part of the Company’s business and is contained within local network services.
Network access services — Network access services connect a customer’s telephone or other equipment to the transmission facilities of other carriers that provide long distance and other communications services.
Long distance services — These services result from the transport of intraLATA telecommunications traffic (traffic within the Company’s Local Access and Transport Area) to a destination that is outside of a local calling area. We also provide wire line interLATA long distance (commonly known as traditional long distance service) to our customers.
Directory services — Our directory service group publishes yellow and white page directories and sells advertising in these directories.

Other services and sales —These services relate to billing and collections provided to other carriers, inside wire revenue, circuit revenue and reciprocal compensation.
          The Company has installed advanced digital switching equipment in all of its exchanges and fiber optic routes between central offices and to all neighboring telephone companies; it is considering the construction of fiber optic routes in its Competitive Local Exchange Carrier (“CLEC”) locations.
          Within the telephone business unit, the Company has a wholly-owned subsidiary — Warwick Valley Long Distance, Inc. (“WVLD”). WVLD resells toll telephone services to the Company’s subscribers and has operated since 1993. WVLD operates in an extremely competitive marketplace with other interexchange carriers. In spite of this competition, the Company provides toll service to over 50% of its local exchange customers. During 2005, the Company revised its long distance plans in order to keep it competitive with the other interexchange carriers. As a result, WVLD increased its subscriber base by 1,314 customers in 2005.
          The Company began operating as a CLEC, in Middletown, New York in 1999, in Scotchtown, New York in 2001 and Vernon, New Jersey in 2002. At the end of 2005, we had 1,743 CLEC customers, a decrease of 4% from the 2004 level of 1,825. In addition, broadband services are provided through the interconnection of the Company’s fiber optic network with Data Communications Group, Inc. (“DataNet”) and Northeast Optical Networks.
     Online
          The Warwick Online (“Online”) segment provides high speed and dial-up Internet services, help desk operations, and Video over VDSL. The Online segment generated revenues from external customers of $6,734, $6,913 and $6,699 and operating losses of $(1,798), $(573) and $(668) in 2005, 2004 and 2003, respectively. The Online segment had total assets after intercompany eliminations of $10,508, $9,652 and $9,883 in 2005, 2004 and 2003, respectively.
         Services and Products
Internet/Video services —UltraLink (high speed DSL) and dial-up Internet services allow a customer access to the Internet. The Company also provides a digital TV (“Video”) product and is preparing to offer telephone service using the Voice over Internet Protocol (“VoIP”), which it expects to launch by the end of 2006.
          During 2005 Online continued the successful marketing of UltraLink. At December 31, 2005 there were 6,347 UltraLink customers, an increase of 269 or 4% over 2004. Our DSL coverage (100% availability) and penetration levels are among the best in the nation when compared to the regional Bell companies and other independent telephone companies. Online ended the year with a total of 5,999 dial-up customers, which represents a reduction of 2,844 customers, compared to year-end 2004. This reduction arises largely from the continued customer migration from dial-up to high-speed interconnections (DSL and cable modem). Lost customers are located primarily outside the Company’s service area, where Online is unable to provide UltraLink.
          Online’s Video product, introduced in 2002, had 2,498 subscribers as of December 31, 2005, an increase of 194 customers to the subscriber base in 2005. The acceptance of the Video product by our customers is a very important component of the Company’s overall strategic plan. It enables the Company to bundle voice, Video and data, the “Triple Play”, to its customers. The Company’s Video product offers over 140 digital channels at competitive prices; in 2005, the Company engaged in a study of new video technologies that would offer enhanced features such as High Definition (‘HD”) signals and Video on Demand (“VOD”) capabilities, in response to growing customer demands for these features. The Company expects to begin offering these features by the end of 2006.
          Internet related questions are answered by a locally staffed help desk. Help desk services are marketed to other small telephone companies who are interested in reducing costs through effective outsourcing. Additional products offered by Online include banner advertising, domain name registration, web hosting and small business network installation.

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
          The Company owned until January 3, 2006 17% of Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells the services of Sprint PCS under a private label. On January 3, 2006 the Company sold its interest to a group of outside investors for $700 in cash.
          The Company owns a 25% interest in the Empire State Independent Network, LLC (“EsiNet”). EsiNet represents a consortium of 13 independent telephone companies located in the upstate New York region whose intent is to build a fiber optic network that will facilitate the delivery of voice, video and data services to customers throughout that region. EsiNet was formed in March 2004 and is expected to begin operations on a limited basis by the end of 2006. In return for its 25% interest, the Company committed to contribute a total of $950 in capital by April 1, 2005. As of December 31, 2004, the Company had contributed $713. On April 1, 2005 the Company made the last required installment of $238 and fulfilled its capital funding obligation of $950. On November 9, 2005, EsiNet closed a commitment with the Rural Telephone Finance Cooperative (“RTFC”) with respect to an $6,750 10 year secured term credit facility at a variable rate of interest. The loan is secured by all personal, tangible and intangible property of EsiNet, along with all rents, income, revenue, profits and other benefits derived or received from these properties. The proceeds are to be used mainly to finance a portion of the construction of its fiber optic network throughout upstate New York.
          In March 2006, the Company’s management conducted a review of EsiNet’s 2006 operating cash flow budget. Based upon this review, and subsequent discussions with EsiNet’s management, it became evident to the Company that EsiNet, while continuing its infrastructure build out in 2006, was also projecting a significant short-term operating cash flow deficit of a magnitude that could both jeopardize the construction timetable and potentially force EsiNet into insolvency and loan default. EsiNet’s management has indicated to the Company that it intends to address this situation by enacting cost cutting measures, redirecting a portion of the RFTC loan proceeds away from the infrastructure build out towards operating expenses, and approaching certain vendors, particularly those from whom it currently leases fiber routes, in order to restructure existing agreements to defer costs to a future date and thus conserve cash. In addition, EsiNet is actively seeking additional sources of equity financing from its existing partners and from outside sources. However, EsiNet, at present, has no restructured agreements in place with vendors and has not secured any commitments for additional equity financing, thus failing to provide the Company with any reasonable assurance that it will generate sufficient cash flow to remain a viable going concern in the near future. Accordingly, the Company has determined that there exists as of December 31, 2005, a permanent impairment of the entire amount of this investment ($705, representing the original capital contribution of $950, less cumulative equity in losses of $245 as of December 31, 2005). Consequently, the entire amount of this investment has been written-off and is reflected in the “Loss on write-down of investment” in the Consolidated Statement of Income for the year ended December 31, 2005. The effects on net income and earnings per share at December 31, 2005 were $457 and $0.08 per share, respectively
Major Customers
          No customer accounted for more than 10% of our consolidated operating revenues in 2005, 2004, and 2003.

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
     The Company’s territory is surrounded by the territories of Verizon Communications, Inc., Frontier — A Citizen’s Communications Company and Sprint-United Telephone, all of which offer residential and business telephone equipment. There and also several competitive telephone companies located within a 30-mile radius of Warwick, New York. In the fourth quarter of 2004 Cablevision entered the Company’s Warwick, New York market offering a bundle package of competing voice, video and data services at a very low introductory price in effort to gain market share from the Company.
     The Company is currently competing for local service through access lines with Frontier — A Citizen’s Communications Company in the Middletown, New York area, as well as with Sprint-United Telephone in the Vernon, New Jersey area. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. In addition, the Company is looking into business arrangements with other regional telecommunications companies to gain access to their transportation networks in order to expand the reach of the Company’s product offerings. There can be no assurances that the Company will implement any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company’s franchise territory.
     The present market environment requires that Online compete both on the basis of service and price. There are numerous competitors throughout Online’s market area whose services are available to customers. During 2005, UltraLink increased its market penetration level, increasing the number of subscribers by 4%, while conversely the number of customers for Online’s dial-up product decreased approximately 32% due to the migration of customers to high speed Internet provided either by the Company itself or by the competition, the latter primarily outside of our service territory. Whether customer and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the level of demand for voice, video and data services.
     In addition, our Video product, which was launched in April 2002, is competing against entrenched cable companies including Service Electric Company (“SE”) and Cablevision, and satellite television companies such as Direct TV and Dish Network. In the current market environment, to stay competitive, the Company must be able to offer a video product on par with the cable companies, which includes such in demand features as high definition signal and video on demand capability, and at a competitive price. There can be no assurances that the Company will be able to deliver such products profitably at a competitive price.
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
     Pursuant to FCC requirements, the Company was once obligated to make contributions to a long-term support fund of the National Exchange Carrier Association. On January 1, 1998, a new funding mechanism went into effect, pursuant to which all carriers contribute to a Universal Service Fund (the “USF”) established by the FCC to cover high-cost areas, low-income customers, schools, libraries and rural health care providers. The Company’s obligation to this fund was $298 and $229 in 2005 and 2004, respectively. Periodic cost studies conducted by the Company and filed with Universal Service Administration Company (”USAC”) determine the amount of annual contributions made by the Company to the USF. Management, based upon recent cost studies, does not currently expect that the amount contributed by the Company to the USF will change significantly in upcoming periods.
     The FCC issued a press release in February 2005 announcing additional requirements for the designation of competitive Eligible Telecommunications Carriers (“ETC”) for receipt of high-cost support. In its corresponding order, released on March 17, 2005, the FCC adopted additional mandatory requirements for ETC designation in cases where it has jurisdiction. In that order the FCC encouraged states that have jurisdiction to designate ETCs to adopt similar requirements. The FCC is considering an overall rulemaking regarding USF support which will be dealt with sometime in the upcoming year. The Commission will consider as part of that rulemaking revisions to the methodology by which contributions to the USF are determined.

     Also as of January 1, 1998, the Company began receiving substantial funds from USAC. As a result of the FCC order establishing the USF, all local exchange carriers were required to reduce access charges billed to toll carriers. To offset this revenue reduction, the high cost portion of the USF is provided by payments monthly to carriers with the characteristics set forth in the order. The Company has those characteristics and received $3,293 and $2,093 in 2005 and 2004, respectively. The USF is under pressure as ILEC’s lose access lines and competitors seek to receive monies from the USF. The rules regarding the eligibility of competitors to receive funds from the USF are expected to be clarified by the Federal State Joint Board on Universal Service in 2006. The result may increase pressure on the USF, while changes in the funding and/or payout rules of USF might further reduce the Company’s subsidized revenues. In addition, in June 2005, the FCC launched a broad inquiry into the management, administration and oversight of the USF. The stated goals of this inquiry are to improve the operation of the program for its beneficiaries and contributors and to enhance program integrity.
     The advent of VoIP services being provided by cable television and other companies has heightened the need for Federal and State regulators to determine whether VoIP is subject to the same regulatory and financial constraints as wire line telephone service. On November 9, 2004, the FCC issued an order in response to a petition from Vonage declaring that Vonage-style VoIP services were exempt from state telecommunications regulations. The FCC order applies to all VoIP offerings provided over broadband services. However, this order did not clarify whether or under what terms VoIP traffic may be subject to intercarrier compensation requirements; whether VoIP was subject to state tax or commercial business regulations; or whether VoIP providers had to comply with obligations related to 911 emergency calls, the USF and the Communications Assistance for Law Enforcement Act (“CALEA”). The FCC is addressing these issues through its “IP-Enabled Services Proceedings”, which opened in February 2004. On June 3, 2005, the FCC issued an order establishing rules requiring VoIP service providers to incorporate 911 emergency call capabilities for their customers as a standard feature of their services, rather than an optional enhancement. On September 23, 2005, the FCC required interconnected VoIP and broadband internet access service providers to comply with CALEA by mid-2007. Both of these 2005 orders have been appealed.
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
EMPLOYEES
     As of March 6, 2006 the Company had 104 full-time and 24 part-time employees, including 89 non-management employees. 77 (66 full-time and 11 part-time) employees are represented by Local 503 of the International Brotherhood of Electrical Workers (“IBEW”). The Company negotiated a new five year agreement with its union members on May 1, 2003. Key provisions of the new contract were: annual wage increases of 3.0% beginning May 1, 2003 and increasing to 3.5% as of May 1, 2007; the capping of pension benefits; and increasing the Company’s 401(k) match to 9% of gross wages for all employees hired prior to May 1, 2003.
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

Item 1A. RISK FACTORS
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
     The Company originates and terminates calls for long distance carriers and other interexchange carriers over our network and for that service the Company receives payments for access charges. These payments represent a significant portion of our revenues. Should these carriers go bankrupt or experience substantial financial difficulties, our inability to collect access charges from them could have a significant negative impact on our business and results of operations. The weak performance of EsiNet could have a material effect on the profitability of the Company’s Video services. The need for increased capital improvements to upgrade or expand its facilities or a decrease in demand for its services or continued competitive pressure on its rates could cause O-P’s profitability to decline and could thereby reduce the income that the Company derives from those profits.

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
     Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 required the Company to evaluate, and our independent registered public accounting firm to attest to, the design and operating effectiveness of our internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. In connection with the evaluation of its internal control over financial reporting, the Company identified material weaknesses, and may discover in the future, areas of its internal control that need improvement. Our efforts regarding internal controls are discussed in detail in this Annual Report on Form 10-K for 2005 under Item 9A, “Controls and Procedures.” We cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate these material weaknesses. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur additional costs, divert management resources or make other changes. We have not yet remediated all the material weaknesses described in this Annual Report on Form 10-K for 2005 under Item 9A, “Controls and Procedures.” If we do not remedy these material weaknesses, we will be required to report in our Quarterly Reports on Form 10-Q or in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

     If the Company is unable to file its financial statements, it could be delisted by Nasdaq and our stockholders could find it difficult to buy or sell our Common Share.
     Our Common Shares currently trade on Nasdaq. Nasdaq requires companies to fulfill specific requirements in order for their shares to continue to be listed, including the timely filing of reports with the Securities and Exchange Commission. Consequently, our securities may be considered for delisting if the Company fails to file annual and quarterly reports by the prescribed deadlines, fails to remediate documented material weaknesses in a timely manner or fails to develop and maintain effective controls and procedures. Any of the above could adversely affect Company’s stock price and subject the Company to sanctions by Nasdaq or the Securities and Exchange Commission. If our Common Shares are not listed, it could be more difficult and expensive for
Item 1B. UNRESOLVED STAFF COMMENTS
     There were no unresolved staff comments as of December 31, 2005 that had been made not less than 180 days prior to this date.
Item 2. PROPERTIES.
     The Company owns an approximately 22,000 square-foot building in Warwick, New York, which houses its general offices, data processing equipment and the central office switch for the Warwick exchange. In addition, the Company owns several smaller buildings which serve as office space, workshops, storage space or garages, or which house switching equipment at the Company’s other exchanges. The Company also owns a building in Middletown, New York in order to support its expanded dial tone operations in its Middletown exchange. The Company rents store space located in Warwick, New York and Vernon, New Jersey. Both business segments share space in the Company’s various properties. Of the Company’s investment in telephone plant in service, central office equipment represents approximately 38.6%; connecting lines and related equipment 34%; telephone instruments and related equipment 2.3%; land and buildings 3.9%; Internet equipment 7.6%; video equipment 6.7%; and other plant equipment 6.9%.
Item 3. LEGAL PROCEEDINGS.
     The Company is not currently party nor is any of its property subject, to any material legal proceedings.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     The votes on the matters submitted to the Company’s shareholders at the Annual Meeting of those share holders held on November 17, 2005 were reported in Item 8.01 of the Company’s Current Report on Form 8-K that was accepted for filing at 5:04 PM on November 18, 2005, the information contained in which Item is incorporated herein by reference.
EXECUTIVE OFFICERS OF THE REGISTRANT.
     The following is a list of names, ages and background of our current executive officers, all of whom serve until the next Annual Meeting of the Company’s shareholders or termination of employment, whichever is sooner. There are no family relationships among the Company’s executive officers:
     Herbert Gareiss, Jr., 60, is President, Chief Executive Officer and Director of Warwick Valley Telephone Company. Mr. Gareiss joined the Company in June 1980 as assistant secretary/assistant treasurer, and became vice president in 1990. He was elected to the Board of Directors in 1999 and became President in July 2004.
     Michael Cutler, 57, is Vice President, Treasurer, and Chief Financial and Accounting Officer of Warwick Valley Telephone Company. Mr Cutler, served from 2003 to January 2005 as Director of Finance of Gibraltar Industries Corporation — Hubbell Division. Prior to his current position, which he assumed in January 2005, Mr. Cutler spent over 20 years in telecommunications, primarily with SBC/Ameritech, a national telecommunications company providing voice, video and data services to both business and residential customers.

Part II.
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s Common Shares trade on the Nasdaq National Market under the symbol WWVY. As of March 26, 2006 there were 618 Common shareholders of record and 172 Preferred shareholders of record. The Company does not know the number of beneficial owners. The Company has paid quarterly cash dividends on its Common Shares since April 1931 and paid cash dividends semi-annually from July 1907 until December 1930. Quarterly cash dividends are usually declared in February, May, August and November and are paid March 31, June 30, September 30 and December 20. Dividend payments are discussed further in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     No equity securities of the Company were sold during 2005 that were not registered under the Securities Act of 1933.
     Cash dividends paid per share for December 31 (in cents):

Quarter	2005	2004 (*)

First (March 31)	$0.20	$0.19
Second (June 30)	0.20	0.19
Third (September 30)	0.20	0.20
Fourth (December 20)	0.20	0.40

Total	$0.80	$0.98

*	Dividends paid in the fourth quarter of 2004 reflect a special dividend of $0.20 relating to the Company’s sale of its investment in DataNet.
     The high and low bid prices for the Company’s Common Shares on NASDAQ for the first, second, third and fourth quarters of 2005 and 2004 were as follows:

		QUARTER ENDED
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

High	$22.05	$25.33	$22.75	$19.94
Low	$21.27	$24.43	$22.75	$18.68

		QUARTER ENDED
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

High	$25.60	$21.47	$23.76	$22.72
Low	$25.51	$20.57	$23.76	$22.46
     In March 2005, the Company purchased 50,000 Common Shares from a shareholder at $23 per share or $1,150.

Item 6. SELECTED FINANCIAL DATA

		($ in thousands except per share amounts)
For the year ended December 31,	2005	2004	2003	2002	2001

Selected financial data:

Total operating revenues	$27,342	$27,678	$28,649	$27,547	$27,418
Total operating expenses	$30,289	$26,564	$25,472	$22,436	$20,792

Net income	$5,170	$8,928	$7,730	$7,632	$7,234
Total assets	$68,229	$68,766	$59,733	$54,970	$48,157
Long-term obligations	$8,732	$10,251	$6,926	$—	$4,000

Common Share data:

Net income per Common Share	$0.96	$1.65	$1.43	$1.41	$1.33
Cash dividends per Common Share*	$0.80	$0.98	$0.70	$0.57	$0.57

*	Dividends paid in the fourth quarter of 2004 reflect a special dividend of $0.20 relating to the Company’s sale of its investment in DataNet.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
NASDAQ PANEL REVIEW
     As previously reported, the Company received a letter from the Nasdaq Stock Market, Inc. stating that a Nasdaq panel would review the extensions of time that were granted to the Company by a Nasdaq hearing panel in connection with the delayed filings by the Company of its periodic reports. According to the letter, the hearing panel would provide information to the Nasdaq panel about its extension decisions near the end of November. The Company had an opportunity to supplement that information in early December. On February 17, 2006, the Company received a letter from Nasdaq which stated that Nasdaq would take no action against the Company but would further review its own policies regarding delisting.
OVERVIEW
     Warwick Valley Telephone Company provides telephone services, including local network, network access, long distance network and directory services, to customers in the contiguous towns of Warwick, Goshen and Wallkill, New York, and the townships of West Milford and Vernon, New Jersey. The Company’s service area is primarily rural and has an estimated population of 50,000. The Company has installed advanced digital switching equipment in all of its exchanges and fiber optic routes between central offices and to all neighboring telephone companies; it is considering the general construction of fiber optic routes in both its New York and New Jersey CLEC locations. Within the telephone business unit, the Company has a wholly-owned subsidiary – WVLD. WVLD resells toll telephone services to the Company’s subscribers. The Company began operating as a CLEC in Middletown, New York in 1999, in Scotchtown, New York in 2001 and Vernon, New Jersey in 2002. In addition, broadband services are provided through the interconnection of the Company’s fiber optic network with DataNet and Northeast Optical Networks. The Company’s Online segment provides high speed and dial-up Internet services, help desk operations, and Video over VDSL.

     The 1996 Act created a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The provisions of the 1996 Act, coupled with the evolution and practical application of VoIP have had a major impact in 2005 on the competitive landscape of the markets in which the Company operates. The combination of these regulatory changes and technological advances has enabled large cable companies such as Cablevision and TimeWarner to enter markets traditionally serviced by telecommunications companies and offer bundled packages of voice, video and data services over their existing cable infrastructure at very competitive prices and with substantially less regulation than that to which the Company is subject. Cablevision in particular entered the Company’s New York markets in the second half of 2004 and has been successful in acquiring market share throughout 2004 and 2005 by offering extremely low introductory prices. The Company, due to its relative size and financial resources when compared to those of a company like Cablevision, cannot easily provide comparable services to its customers, at a competitive price.
     Consequently, 2005 was a difficult year for the Company. With more and more people gravitating away from traditional land line telephone service to VoIP and wireless services and eliminating second lines used for dial-up Internet services in favor of DSL, the Company, in its telephone operating segment, experienced a decline in revenues of $157 (or 1%) from $20,765 in 2004 to $20,608 in 2005. Revenues from traditional services such as local network, network access, long distance network and directory advertising, all experienced declines in 2005. Partially offsetting these declines were higher revenues received for local switching support from USF. In addition, revenues from Internet services also declined $179 (or 3%) as dial-up customers outside the Company’s service area continued to migrate to DSL offered by competitors. As the Company has attempted to deal with these external competitive pressures, it has also had to address the challenges of the complying with Section 404 of Sarbanes-Oxley Act of 2002. In 2005, significant human and financial resources were devoted to the ongoing efforts to document, review and remediate material weaknesses identified within the Company’s Internal Control over financial reporting. Operating expenses increased $3,725 (or 14%) from $26,564 in 2004 to $30,289 in 2005 largely due to the increased cost for professional services associated with management’s review and assessment of Internal Control over financial reporting. In addition, the Company faced the continued rise in content costs associated with maintaining a video product of the same quality as that of its competitors. Operating losses in 2005 were offset by increased earnings from the Company’s 7.5% interest in the Orange County-Poughkeepsie Limited Partnership (“O-P”). The Company’s equity in the earnings of O-P was $11,063, an increase of 6% versus 2004.
     The Company is currently addressing competition by evaluating the deployment of new technologies such as fiber to the home and a “soft switch”, which would allow it to offer the array of voice video and data services that customers now demand, and at a price more comparable with that of its competitors. The Company is also launching new strategic initiatives to capitalize on the inroads it has made the last few years in both its New York and New Jersey CLEC operations. In addition, the Company is looking to partner with other telecommunication companies in order to gain access to regional transport networks that will permit the Company to expand the reach of its products and services outside its traditional markets. The Company is also addressing internal control issues by its ongoing efforts to remediate the material weaknesses previously identified in its Annual Report on Form 10-K/A for 2004 under item 9A “Controls and Procedures”. The Company is in the final stages of an RFP process for the purpose of simultaneously upgrading its Operating Support System (OSS) and integrating it with the Financial Reporting System (FRS). Given the Company’s announcement in January 2006 on its intention to explore its strategic alternatives, the Company will continue to attempt to improve the existing manual controls and remediate the remaining material weaknesses in anticipation of rationalizing its OSS/FRS in a way that best fits the future organization and structure of the Company.
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

     Our investments in the O-P and EsiNet are accounted for under the equity method of accounting. Our investment in Zefcom was accounted for under the equity method prior to its sale in January 2006. Our investment in DataNet was accounted for under the cost method of accounting prior to its sale in October 2004.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Significant estimates include, but are not limited to, depreciation expense allowance for doubtful accounts, pension and postretirement expenses and income taxes. Actual results could differ from those estimates.
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
     The rates that the Company charges to its customers for regulated services in New York were established in its 1993 rate case with the NYPSC. The rates the Company charges for its regulated services in New Jersey were established in its 1972 rate case with the NJBPU. The Company has not filed a rate case in New York or New Jersey since those times. If the Company should submit a rate case with the NYPSC or NJBPU in the future, it is uncertain what the outcome of the rate case would be and how it would affect Company’s results of operations and financial position.
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
     The Company records deferred taxes that arise from temporary differences resulting from differences between the financial statement and the tax basis of assets and liabilities. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. The Company’s deferred taxes result principally from differences in depreciation, Universal Service Fund revenues and in the accounting for pensions and other postretirement benefits. Investment tax credits are amortized as a reduction to the provision for income taxes over the useful lives of the assets that produced the credits.
     The Company records property, plant and equipment at cost. Construction costs, labor and applicable overhead related to installations and interest during construction are capitalized. Costs of maintenance and repairs of property, plant and equipment are charged to operating expense. The estimated useful life of support equipment (vehicles, computers, etc.) ranges from approximately 3 to 19 years. The estimated useful life of Internet and Video equipment ranges from 3 to 15 years. The estimated useful life of communication and network equipment ranges from approximately 10 to 15 years. The estimated useful life of buildings and other equipment ranges from approximately 14 to 50 years. Depreciation expense is computed using the straight line method. In accordance with regulatory accounting guidelines when units of property are retired, sold or otherwise disposed of in the ordinary course of business, the gross book value is charged to accumulated depreciation with no gain or loss recognized.

CONSOLIDATED RESULTS OF OPERATIONS — 2005 vs. 2004 and 2004 vs. 2003 ($ in thousands)
          We will discuss factors that affected our overall results for the past two years. We will also discuss our expected revenue and expense trends for 2006 in our “Operating Environment and Trends of the Business” section.
Operating Revenues
          Operating revenues decreased by $336 (or 1%) from $27,678 in 2004 to $27,342 in 2005. This decrease was due primarily to:
•	A decrease in Long distance network service revenues of $501 (or 28%) due to the continued decline in interstate interLATA volume as customers continue to switch to wireless and Internet based communications.

•	A decrease in Online services revenues of $179 (or 3%) mainly due to a decrease of $747 (or 28%) in dial-up services due to the continued loss of customers (32% versus 2004) primarily outside our service territory who migrated to other high speed Internet providers, partially offset by increased Video revenues of $361 (or 25%) due to an 8% increase in subscribers in 2005, and an increase in DSL revenues of $207 (or 7%) due to a 4% increase in subscribers in 2005.

•	A decrease in Local network service revenues of $167 (or 4%) due to a 7% decrease in access lines in 2005 mainly due to customers switching to Cablevision’s telephone service and the loss of second access lines that were being utilized for dial-up Internet as customers continued to switch to DSL.

•	A decrease in Other service and sales revenues of $156 (or 7%) due mainly to lower rates that were mandated by the FCC for reciprocal compensation and an overall decrease in sales of other non-regulated ancillary services, partially offset by revenues generated in 2005 from the sale of a customized telecommunications infrastructure to a real estate developer who is constructing a large resort and residential complex in Sussex County, New Jersey.

•	A decrease in Directory advertising revenues of $62 (or 4%) as demand for local, regional and national directory ad pages declined in 2005.
     Partially offset by:
•	An increase in Network access service revenues of $427 (or 5%) mainly due to higher local switching support revenues received from the USF, partially offset by lower switched access revenues due mainly to an 8% decline in total switched access minutes in 2005 versus 2004.

•	An increase in Long distance sales revenues of $302 (or 15%) due to the success of the Company’s new long distance plan introduced in 2005 which resulted in an 11% increase in subscribers to the Company’s service.
          The Company’s operating revenues decreased by $971 (or 3%) from $28,649 in 2003 to $ 27,678 in 2004. The decrease was due primarily to: (1) a reduction in network access revenues, mainly USF and switched access revenues, (2) lower long distance network service revenues, mainly the result of lower interstate interLATA call volume, (3) lower dial-up revenues, mainly due to subscriber loss to DSL competitors and (4) lower other services and sales revenues, due to reciprocal compensation rate reductions and lower demand for ancillary services. These revenue losses were partially offset by higher revenues derived from the Company’s DSL and Video services due to subscriber growth. Local network service revenues were flat as access line losses were offset by sales of additional service to existing customers. Directory advertising sales were up slightly reflecting a continued trend towards smaller increase in the demand for traditional ad pages.

Operating Expenses
          Operating expenses increased $3,725 (or 14%) from $26,564 in 2004 to $30,289 in 2005. This increase was largely due to:
•	An increase of $2,927 (or 51%) in corporate operations expense mainly as a result of professional and consulting fees associated with the Company’s ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act and salary and benefit charges associated with an executive whose employment terminated in the second quarter of 2005.

•	An increase of $594 (or 14%) in plant specific expenses mainly as a result of increased labor and benefits in 2005. This increase reflected a shift in work effort as it relates to the Plant infrastructure towards more routine repair and maintenance projects versus capital improvements and upgrades (capital expenditures are discussed in Cash Flow from Investing Activities below). In addition, the Company experienced higher vehicle costs due to leasing (rather than purchasing) new and replacement vehicles in 2005, rising fuel costs, additional material, labor, and subcontractor expenses associated with the installation of a communications infrastructure sold to a large resort and residential complex in New Jersey, and additional material expenses associated with installations of the Video product.

•	An increase of $382 (or 7%) in depreciation expense due mainly to customer premise equipment installed for new video subscribers and a change in the estimated useful life of certain video equipment from seven to three years on a prospective basis, beginning in August 2005.

•	An increase of $290 (or 9%) in other plant non-specific expenses due mainly to rising content costs associated with the Video product.

•	An increase of $58 (or 4%) in property, revenue and payroll taxes due mainly to the absence in 2005 of a tax refund received from the State of New Jersey in 2004 relating to amended tax returns filed by the Company for the years 1999 through 2002.
     Partially offset by:
•	Lower Cost of services and sales of $288 (or 15%) due mainly to lower trunk line costs for the Internet and long distance services, reflecting efficiencies generated from better management of capacity requirements and lower DSL service material and installation costs.

•	Lower Customer operations expenses of $238 (or 5%) due mainly to lower salaries and benefits as a result of decreased staffing, partially offset by higher production costs associated with the directory.
          Operating expenses increased $1,092 (or 4%) from $25,472 in 2003 to $26,564 in 2004. This increase was due primarily to: (1) higher corporate expenses, mainly professional and consulting fees associated with compliance with Section 404 of the Sarbanes-Oxley Act, and (2) higher depreciation expense and content costs associated with the expansion of the Video product. Partially offsetting these increases were lower trunk line charges, reflect the success of cost control efforts.
Other Income (Expenses)
          Other income (expenses) decreased $1,488 (or 12%) from $12,391 in 2004 to $10,903 in 2005. This decrease is due mainly to:
•	The lack of a gain in 2005 comparable to the gain recognized on the Company’s sale of its 8.9% interest in DataNet in 2004. The Company recognized a pretax gain of $2,490 in 2004 upon consummation of the transaction. The Company recognized an additional gain of $889 in May of 2005 upon release to the Company of funds that had been held in escrow as part of the terms of the sale.

•	Increased losses of $157 in 2005 from the Company’s investments in Zefcom and EsiNet.

•	The write off in 2005 of the entire EsiNet investment of $705 as a permanently impaired asset (see Note 9).
     Partially offset by:
•	Increased earnings from O-P of $588 (or 6%). The Company’s equity in the earnings of O-P increased from $10,475 in 2004 to $11,063 in 2005. The increase was driven by increases to O-P’s subscriber base along with higher usage; these increases were partially offset by reductions in O-P’s wholesale rates.

•	Increased patronage dividends from CoBank of $182 from $19 in 2004 to $201 in 2005.

•	Decrease in interest expense of $82 (or 28%) due mainly to interest income earned on interest bearing cash equivalents offsetting higher interest rates on borrowings.
          Other income (expenses) increased $3,965 (or 47%) from $8,426 in 2003 to $12,391 in 2004. The increase in 2004 was primarily due to the Company’s sale, in October 2004, of its entire 8.9% interest in DataNet, resulting in a $2,490 pretax gain in 2004, as well as a $1,358 increase in the Company’s income from O-P.

SEGMENT RESULTS OVERVIEW
     The telephone operations segment, which operates as a retail and wholesale seller of communications services, accounted for approximately 75% of our consolidated operating revenues in each of 2005 and 2004. This segment provides landline telecommunications services, including local networks, network access, long distance voice, customer premise equipment, private branch exchange (‘PBX”) equipment and directory advertising services (yellow and white pages advertising and electronic publishing).
     The Online segment accounted for approximately 25% of our consolidated segment operating revenues in each of 2005 and 2004. This segment provides high speed (DSL) and dial-up Internet services, help desk operations and Video over VDSL (a digital TV product). In response to customer demand, the Online segment is actively engaged in research and development to upgrade its current video offering to include High Definition (“HD”) and Video on Demand (“VOD”) products, as well as a non-regulated voice product using Internet Protocol (‘IP”) technology. Rollout of these products is anticipated to begin sometime in 2006.
     In 2004 and 2003 the telephone operating segment accounted for approximately 75% and 77% and the Online segment accounted for 25% and 23% of consolidated operating revenues, respectively. During the last quarter of 2003, a significant marketing effort was undertaken to promote the Company’s long-distance product, adding 187 new subscribers. In addition, 2003 was the first full year of operation for the VDSL product introduced in April 2002. Accordingly additional costs were incurred by the Online segment in 2002 associated with the continued roll out of this product.
     For further segment information see Note 5 to the Consolidated Financial Statements contained in Item 15a.
Telephone
Local network service — revenue decreased mainly as the result of a 7% decrease in access lines in 2005. Access line losses were mainly the result of customers switching to Cablevision’s bundle package and the continued loss of second access lines used for dial-up Internet connections by customers switching to DSL outside the Company’s service area.
Network access service — includes end user, local switching support, switched access and special access revenue categories, increased primarily due to higher local switch support revenues received from the USF, partially offset by declining billable switched access minutes and flat rates.
Long distance services — which includes network services resulting from the transport of intraLATA (outside the local calling area) and interLATA (traditional long distance) calls and subscribers to the Company’s long distance plan. Network service revenues declined as the volume of intraLATA call minutes continued to drop as more and more customers switch to wireless and IP based services. This decline was partially offset by increased revenues from long distance sales due to an increase in the number of subscribers to the Company’s long distance plan. The Company introduced a revised long distance plan in June 2005 which proved to be very popular with the Company’s customer base. Long distance subscribers increased 11% over 2004.
Directory advertising revenues — decreased 4% over 2004 as the sale of local, regional and national ad pages all declined. The Company expects an industry trend towards a slowdown in the growth in the demand for traditional directory ad pages to continue as more customers migrate to web based advertising. The Company is also redirecting marketing efforts to grow its own web-based advertising services.
Other service and sales revenues — which includes revenues from services related to billing and collections provided to other carriers, inside wire revenue, circuit revenue and reciprocal compensation, decreased. Reciprocal compensation declined due to lower rates that were mandated by the FCC and a decline in other ancillary revenues such as circuit, billing and collection and inside wire due to lower customer demand for these products. Partially offsetting this decrease was the sale in 2005 of a large customized communications system to a real estate developer in New Jersey who is in the process of constructing a large resort and residential complex.

       Telephone operations expenses increased in 2005 mainly due to $2,077 of additional expenditures for professional and consulting fees associated with the activities necessary to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, salary and benefit charges associated with an executive whose employment terminated in the second quarter of 2005 and increased labor and benefits in 2005, reflecting a shift in work effort as it relates to the Plant infrastructure towards more routine repair and maintenance projects rather than capital improvements and upgrades.
          Other income (expenses) declined in 2005 mainly due to the timing of pretax gain recognition on the sale of the Company’s interest in DataNet. $2,490 of the gain was recognized at closing in October 2004. $889 of gain was recognized in May 2005 upon the release of funds previously held in escrow pursuant to the terms of the Sales Agreement. In 2005, the Company also wrote off its net investment in EsiNet of $705. Partially offsetting these declines was an increase in income from investments, primarily from a 6% increase in the Company’s share of the net earnings of O-P. The increase was driven by increases to O-P’s subscriber base along with higher usage; these increases were partially offset by reductions in O-P’s wholesale rates.
Online
          Online revenues declined in 2005 largely due to the loss of 2,844 dial-up customers who migrated to DSL service, primarily to competitors offering DSL service beyond the reach of the Company’s own service. Partially offsetting the decline in dial-up revenues was an increase in Video and DSL revenues, driven by the addition of 194 and 269 additional customers, respectively, in 2005. However, the annual growth of these products slowed in 2005 due to the suspension of the aggressive expansion program the Company had been engaged in since the initial roll out the Video product in April 2002. This step was taken to allow the Company the time to study recent advances in Video technology which would offer the Company the opportunity to expand the reach of its products to additional customers in its markets as well as have a platform which would support the growing customer demand for high definition signals and video on demand. During the first quarter of 2006, the Company will be deploying, on a limited basis in its New Jersey CLEC, its next generation of Video product. The success of this deployment will determine how aggressively the Company expands into other areas during 2006. The success of this product would also facilitate the growth of DSL and phone service through the ability of the Company to offer to more customers bundled packages of voice video and data services.
          Online expenses increased in 2005 mainly due to higher costs associated with Sarbanes-Oxley Act compliance of $692 and depreciation expense of $413. Depreciation expense increased largely because of an increase in customer premise equipment installed for new video subscribers and the change in the estimated useful life of certain video equipment from seven to three years on a prospective basis, beginning in August 2005. In addition, content costs for video programming increased. These increases were partially offset by lower trunk line expenses reflecting efficiencies generated from better management of capacity requirements.
Investment in Zefcom
          Until January 3, 2006, the Company owned a 17% of Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells Sprint PCS under private label, and it accounted for its investment using the equity method of accounting. The Company’s share of Zefcom’s losses has been reported in “Income from equity investments, net” in the Income Statement for the years ended December 31, 2005, 2004 and 2003, respectively. On January 3, 2006 the Company sold its interest in Zefcom to a group of outside investors for $700 in cash. This transaction will be reported in the financial statements of the Company for the first quarter of 2006.
Investment in EsiNet
          In 2004, the Company made capital contributions of $713 in cash to Empire State Independent Fiber Network, LLC (“EsiNet”). As of April 1, 2005 the Company had satisfied the entire commitment of $950. On November 9, 2005, EsiNet closed a commitment with the Rural Telephone Finance Cooperative (“RTFC”) with respect to an $6,750 10 year secured term credit facility at a variable rate of interest. The loan is collateralized by all personal, tangible and intangible property of EsiNet, along with all rents, income, revenue, profits and other benefits derived or received from these properties. The proceeds are to be used mainly to finance a portion of the construction of its fiber optic network throughout upstate New York.

          In March 2006, the Company’s management completed a review of EsiNet’s 2006 operating cash flow budget. Based upon this review, and subsequent discussions with EsiNet’s management, it became evident to the Company that EsiNet, while continuing its infrastructure build out in 2006, was also projecting a significant short-term operating cash flow deficit of a magnitude that could both jeopardize the construction timetable and potentially force EsiNet into insolvency and loan default. EsiNet’s management has indicated to the Company that it intends to address this situation by enacting cost cutting measures, redirecting a portion of the RFTC loan proceeds away from the infrastructure build out towards operating expenses, and approaching certain vendors, particularly those from whom it currently leases fiber routes, in order to restructure existing agreements to defer costs to a future date and thus conserve cash. In addition, EsiNet is actively seeking additional sources of equity financing from its existing partners and from outside sources. However, EsiNet, at present, has no restructured agreements in place with vendors and has not secured any commitments for additional equity financing, thus failing to provide the Company with any reasonable assurance that it will generate sufficient cash flow to remain a viable going concern in the near future. Accordingly, the Company has determined that there existed as of December 31, 2005, a permanent impairment of the entire amount of this investment ($705, representing the original capital contribution of $950, less cumulative equity in losses of $ 245 as of December 31, 2005). Consequently, the entire amount of this investment has been written off and is reflected in the “Loss on write-down of investment” in the Consolidated Statement of Income for the year ended December 31, 2005. The effects on net income and earnings per share at December 31, 2005 were $457 and $0.08 per share, respectively.
LIQUIDITY AND CAPITAL RESOURCES
          The Company had $16,956 of cash and cash equivalents available at December 31, 2005. The Company had a $4,000 line of credit with a bank, of which the entire amount remained unused at December 31, 2005. Interest is at a variable rate and borrowings are on a demand basis without restrictions. In addition, the Company had an $18,475 unsecured credit facility with CoBank ACB at a variable rate, which approximated 5.4% for the twelve months ended December 31, 2005. The ability of the Company to draw against the commitment commenced on February 18, 2003 and continued until September 30, 2004. The loan remains outstanding until all indebtedness and obligations of the Company, under the facility have been paid or satisfied, but no later than July 2012 (the “Maturity Date”). As of December 31, 2005 $10,251 in principal amount was outstanding under the CoBank, ACB term credit facility. In October 2004, the Company began making principal payments on the outstanding debt; the final payment is due July 20, 2012. The Company has no more available borrowings under this facility.
CASH FROM OPERATING ACTIVITIES
     The Company’s primary source of funds continues to be cash generated from operations, supplemented by cash distributions from O-P. The Company’s cash distributions from O-P for the Company’s share of O-P earnings totaled $9,975 for the year ended December 31, 2005 versus $11,775 for the year ended December 31, 2004. O-P’s cash distributions are made to the Company on a quarterly basis at the discretion of the general partner.
CASH FROM INVESTING ACTIVITIES
          Capital expenditures totaled $2,523 during the year ended December 31, 2005 as compared to $4,906 for the corresponding period of 2004, reflecting a slowdown in the expansion of the Video product while the Company studied the next generation of video technology, which will offer enhanced services such as video on demand and enable our products to reach additional customers. As noted above, the Company expects to begin deploying this new technology during 2006.
     In 2004, the Company made capital contributions of $713 to EsiNet. In April 2005, the Company made its final required capital contribution of $238, bringing its total investment in EsiNet to $950 and fulfilling its contractual funding obligation. As reported above, the Company has now written off the entire amount of its net investment in EsiNet.
CASH FROM FINANCING ACTIVITIES
          Dividends, declared by the Board of Directors of the Company, were $0.80 per share for the year ended December 31, 2005 as compared to $0.98 and $0.70 in 2004 and 2003, respectively. Of the dividends paid in 2004, $0.20 per share represented a special dividend with respect to the sale of the Company’s interest in DataNet. The total amount of dividends paid by the Company for the year ended December 31, 2005 on its common shares was $4,282 as compared to $5,294 in 2004 and $3,781 in 2003. In March 2005, the Company purchased 50,000 Common Shares from a shareholder at $23 per share or $1,150.

     In September 2004, the Company borrowed $5,000 under its loan facility with CoBank to be used for future capital expenditures and strategic acquisitions. The borrowed funds were invested in short-term cash equivalents.
Off-Balance Sheet Arrangements
     As of December 31, 2005 the Company did not have any material off-balance sheet arrangements.
Contractual Obligations and Commitments
     Below is a summary of the Company’s material contractual obligations and commitments as of December 31:

	Payments Due by Period
	($ in thousands)
	Less			More
	than	1-3	3-5	than
	1 Year	Years	Years	5 Years	Total

Long-term debt, including current maturities (a)	$1,519	$4,556	4,176	$—	$10,251
Interest expense (b)	617	1,246	355	—	2,218
Operating leases ( c)	203	436	300	—	939
Trunk line agreements (d)	293	8	—	—	301
Other long-term obligations (e)	1,429	—	—	—	1,429

Total Contractual obligations and commitments	$4,061	$6,246	$4,831	$—	$15,138

(a)	Pursuant to the loan agreement, principal payments relating to long-term debt commenced on October 2004 and will continue for 32 consecutive quarters until repaid in full.

(b)	Long–term debt is at a variable rate. Interest payments are calculated based upon a current interest rate of 6.63%. This rate is subject to fluctuation in the future.

(c)	The Company leases tower space for transmission of content for its Video product. In addition, the Company also leases office and parking space, and vehicles.

(d)	Represents contractual commitments, with a specified contract life, to purchase access to trunk lines from other carriers for the transmission of voice, data and video.

(e)	The Company is required to make minimum contributions to its pension and postretirement plans. These amounts are not estimable for years after 2006.
OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS
2006 Revenue Trends
     It is anticipated that in 2006, WVT will continue to face the challenges endemic to the telecommunications industry, namely continued declines in the revenue associated with traditional service offerings. These declines are currently expected to be partially offset by new products and services, although the revenues from those products and services are likely to take time to develop.
     In addition, O-P, in which the Company has a 7.5% limited partnership interest, has reduced its wholesale rates for 2006. Based on the budget information provided by the partnership, it is anticipated these rate reductions will be, in part, offset by continued growth in its subscriber base as well as the related usage revenue. Accordingly, the Company currently expects O-P’s distributions to the limited partners, including the Company, to decline by approximately 15%. Actual distributions will, of course, depend on the subscriber base and usage. Additionally, the general partner of O-P is expected to effect further rate reductions in 2007.

2006 Expense Trends
     WVT expects to continue the reorganization of its operations that began in 2005, as well as to complete the installation of its new enterprise software package. These efforts are currently expected to reduce, or slow the growth of, operating expenses.
     The continued drop in the assumed discount rate used to estimate the Company’s benefit plan obligations and the continued rise in the healthcare cost trend rate are expected to continue to put upward pressure on current and future health care costs. These increases are somewhat mitigated by cost savings realized by the freezing of the Non-Management Pension Retirement Plan in 2003 and the Management Retirement Plan in 2004, as well as savings achieved by the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003.
     Professional service fees are expected to begin to level off in 2006 as the Company’s professional and consulting fees associated with Section 404 compliance continue to decline.
     During 2003, the Company reached a five year agreement with the IBEW. As part of this agreement, labor cost for our union employees will increase 3.5% in 2006 under the contract.
     As a result of new agreements with various carriers, and better management of capacity requirements, trunk line costs are expected to continue decreasing in 2006.
Item 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The Company does not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes. The Company’s only assets exposed to market risk are its interest bearing bank accounts, into which the Company deposits its excess operating funds on a daily basis, the $5,000 of funds borrowed from CoBank which CoBank has deposited in an interest bearing money market account on the Company’s behalf and a $3,500 Certificate Deposit currently held with our primary commercial bank. In regards to its CoBank loan, the Company has the option of choosing the following rate options: Weekly Quoted Variable Rate, Long-Term Fixed Quote and a Libor Option. In 2005, the Weekly Quoted Variable Rate Option was selected and used to calculate accrued interest on the loan. The Company does not believe that its exposure to interest rate risk is material at the present time.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     See Item 15(a) below for Index to Financial Information.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     On September 27, 2005, the Company decided to dismiss PricewaterhouseCoopers LLP as its independent registered public accounting firm effective upon completion of services related to the audit of the December 31, 2004 financial statements and the effectiveness of internal control over financial reporting. The Company’s Audit Committee and Board of Directors participated in and approved the decision to change its independent registered public accounting firm. PricewaterhouseCoopers LLP had been the Company’s registered public accounting firm commencing with the audit of the financial statements for the year ended December 31, 2003. The report of PricewaterhouseCoopers LLP on the financial statements for the years 2003 and 2004 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.
     From the date of appointment of PricewaterhouseCoopers LLP on May 30, 2003 to the audit of the Company’s financial statements for the year ended December 31, 2004, and through the date of this report, there were no disagreements (within the meaning of Instruction 4 of Item 304 of Regulation S-K promulgated by the Securities and Exchange Commission) with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for any year.

     From the date of appointment of PricewaterhouseCoopers LLP on May 30, 2003 to the audit of the Company’s financial statements for the year ended December 31, 2004, and through the date of this report, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) except that the Company reported material weaknesses in its internal control over financial reporting as of December 31, 2004 and December 31, 2005. That report is contained in Item 9A, Controls and Procedures, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on September 30, 2005 and in this Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”). As a result of the material weaknesses in 2004, the Company concluded in its amended Annual Report for 2004 on Form 10K/A that its internal control over financial reporting was not effective as of December 31, 2004. The Company authorized PricewaterhouseCoopers LLP to respond fully to inquiries of the successor accountant concerning the subject matter of each material weakness. The Company sets forth a similar conclusion in the 2005 10-K.
     The Company requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated September 29, 2005 was provided by PricewaterhouseCoopers LLP and is filed as Exhibit 16 in this report.
     The Company provided PricewaterhouseCoopers LLP a copy of the above disclosure; PricewaterhouseCoopers LLP did not submit any statement in response for inclusion in this report.
     On September 27, 2005 the Company decided to engage WithumSmith+Brown P.C. as its independent registered accounting firm to audit the financial statements of the Company, including the audit of the effectiveness of internal control over financial reporting for the year ended December 31, 2005. During the period January 1, 2003 through September 27, 2005 the Company did not consult with WithumSmith+Brown P.C. regarding either:
1)	the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report or oral advise was provided to the Company that WithumSmith+Brown P.C. concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial issue; or

2)	any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)1(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.
     The Company provided WithumSmith+Brown P.C. a copy of the above disclosure with the request that it provide the Company with a letter to the Securities and Exchange Commission if it disagreed with such disclosure. WithumSmith+Brown P.C. did not provide the Company with such a letter.
Item 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     As of December 31, 2005, the management of the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005, because of the material weaknesses described below.

          Due to the material weaknesses described below, the Company’s management performed additional analyses and other post-closing procedures including reviewing all significant account balances and disclosures in the consolidated financial statements contained in this Annual Report on Form 10-K, to ensure the Company’s consolidated financial statements are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for all periods presented.
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
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
          The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
          A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following control deficiencies which represent material weaknesses in the Company’s internal control over financial reporting as of December 31, 2005:
1)	The Company did not maintain an effective control environment. Specifically, the financial reporting organizational structure was not adequate to support the activities of the Company. Furthermore, the information technology infrastructure was not adequate to support the Company’s financial accounting and reporting responsibilities. This control deficiency contributed to the material weaknesses described in items 2 through 9 below. This control deficiency could result in the material misstatement of significant accounts and disclosures, including those described in items 2 through 9 below that would result in material misstatements to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
2)	The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of accounting principles generally accepted in the United States of America (“GAAP”) commensurate with the Company’s financial reporting requirements. Specifically, certain key finance and accounting positions were not staffed with personnel possessing the appropriate skills, training, and experience in the application of GAAP to meet their responsibilities. This control deficiency contributed to the individual material weaknesses described in 3) through 6) below. This control deficiency could result in material misstatements of significant accounts and disclosures, including those described in items 3) through 6) below that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3)	The Company did not maintain effective controls over the authorization, completeness and accuracy of revenue and accounts receivable. Specifically the controls over authorization, completeness and accuracy of (i) service activation and service order initiation; (ii) customer billing adjustments including write-offs; (iii) the development of, changes to and maintenance of billing rates; (iv) the approval and processing of customer payments, credits and other customer account applications; and (v) the switching process for tolls and carrier access billings, including the record transfer process were not effective. This control deficiency did not result in audit adjustments to the 2005 interim or annual consolidated financial statements. This control deficiency could result in a misstatement of revenue or accounts receivable that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
4)	As previously reported in the Company’s Form 10-K/A, for 2004 Section 9A “Controls and Procedures”, the Company had not maintained effective controls over accounting for its equity method investments, specifically controls over the completeness and accuracy of recording its investments, the recording of a gain on the disposition of an equity investment in the appropriate period or the presentation of related cash flows. During 2005, the Company established control procedures to remediate the internal control deficiencies. However, the Company, in 2005, could not evaluate the effectiveness of its control over accounting for its equity method investments, specifically controls over the completeness and accuracy of recording its investments, the recording of a gain on the disposition of an equity investment in the appropriate period or the presentation of related cash flows. Specifically, the Company had no dispositions that occurred in 2005 that would validate the effectiveness of its internal controls over recording the related gains and/or losses to its equity investments. This control deficiency did not result in audit adjustments to the 2005 interim or annual consolidated financial statements. However, when considering the audit adjustments to deferred gains and gain on sales in the Company’s 2004 consolidated financial statements and without assurance that remediation for this control deficiency had occurred, this control deficiency could have resulted in a material misstatement. Accordingly, management has determined that this control deficiency constitutes a material weakness.
5)	The Company did not maintain effective controls over the accuracy of its accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have effective controls to accurately calculate current income tax expense and related income tax payable. In addition, the Company did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to deferred income tax asset and liability balances. This control deficiency resulted in audit adjustments to the Company’s 2005 interim consolidated financial statements to correct deferred taxes, tax accruals and the tax provision. Additionally, this control deficiency could result in a material misstatement of deferred taxes, tax accruals and the tax provision that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
6)	The Company did not maintain effective controls over its financial reporting process. Specifically, the Company lacked policies, procedures, and controls for the preparation and review of the interim and annual consolidated financial statements and supporting schedules. This control deficiency contributed to the individual material weaknesses described in a) through e) below.
a)	The Company did not maintain effective controls over its preparation, review, and approval of significant account reconciliations and journal entries. Specifically, the Company did not maintain effective controls over the completeness and accuracy of underlying data for supporting schedules and journal entries for: (i) accounts payable and accruals; (ii) inventory and the related valuation reserves; (iii) payroll expense and related accruals; (iv) debt; (v) revenues and accounts receivable; (vi) taxes; and (vii) fixed assets and related depreciation accounts. This control deficiency resulted in audit adjustments to the 2005 interim and annual consolidated financial statements.

b)	The Company did not maintain effective controls over the completeness and accuracy of period-end accruals. Specifically, several entries regarding accounts payable and related accrued expenses were not identified and recorded in the appropriate time period. This control deficiency resulted in audit adjustments to the 2005 interim and annual consolidated financial statements.

c)	The Company did not maintain effective controls over the completeness, accuracy, and validity of the period-end consolidation process. Specifically, the Company lacked controls to ensure all required consolidation entries were identified, analyzed, and approved prior to being recorded in the consolidation schedules. This control deficiency did not result in audit adjustment to the 2005 interim or annual consolidated financial statements.

d)	The Company did not maintain effective controls over the preparation and review of the consolidated interim and annual financial statements. Specifically, the Company did not have effective controls over the process related to identifying and accumulating all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and the accompanying footnote disclosures and to ensure the balances reported in the consolidated financial statements reconciled to the underlying supporting schedules and analyses. This control deficiency did not result in audit adjustments to the 2005 interim or annual consolidated financial statements.

e)	The Company did not maintain effective control over certain spreadsheets utilized in the period-end financial reporting process. Specifically, the Company lacked effective controls related to the completeness, accuracy, validity, and restricted access to spreadsheets related to: (i) shareholders’ equity including earnings per share; (ii) journal entries and reconciliations; (iii) revenue and accounts receivable; and (iv) payroll expense and the related accruals. This control deficiency did not result in audit adjustments to the 2005 interim or annual consolidated financial statements.
In summary with respect to this deficiency, the control deficiencies described in (a) through (e) above could result in a material misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies described above constitutes a material weakness.

7)	The Company did not maintain effective controls over access to programs and data. Specifically, certain of the Company’s personnel had unrestricted access to various financial application programs and data beyond the requirements of their individual job responsibilities including (i) accounts payable; (ii) financial reporting; (iii) payroll; (iv) inventory; (v) fixed assets; and (vi) revenue. Such access was beyond the requirements of their assigned responsibilities and was not appropriately monitored. This control deficiency did not result in audit adjustments to the 2005 interim or annual consolidated financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures, including those described in (i) through (vi) above, that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
8)	The Company did not maintain effective controls over the design of its general ledger application. Specifically, the design of the general ledger application allows users to post adjusting entries to closed periods. Furthermore, this inadequate system design within the general ledger application permitted users to post adjustments to prior periods without authorization. This control deficiency did not result in audit adjustments to the 2005 interim or annual consolidated financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s 2005 interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
9)	The Company did not maintain effective controls over segregation of duties. Specifically, certain key financial accounting and reporting personnel had incompatible duties that allowed the creation, review, and processing of financial data without independent review and authorization for (i) purchases and payables; (ii) debt; (iii) investments; (iv) revenues; (v) taxes and (vi) inventory. This control deficiency did not result in audit adjustments to the Company’s 2005 interim or annual consolidated financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures, including those described in (i) through (vi) above, that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in Internal Control-Integrated Framework issued by COSO. WithumSmith+ Brown, P.C., an independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting
          During the fourth quarter of the year ended 2005, through ongoing remediation efforts, the Company’s was able to correct numerous internal control deficiencies. However, these remediations individually and in the aggregate were insufficient to fully eliminate those weaknesses that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Recent Developments Relating to the Company’s Internal Control over Financial Reporting
          The Company continues to implement enhancements and changes to its internal control over financial reporting to provide reasonable assurance that errors and control deficiencies will not recur. For the most part, these remediation efforts began in 2005 and represent the Company’s plan to remediate the material weaknesses identified above, with some of the remediation plans impacting only one material weakness, while other remediation plans will, after their implementation, remediate several of the material weaknesses.
i)	The Company recognizes the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, remediation programs have begun to eliminate material weaknesses related to the Company’s control environment that is inclusive of Information Technology General Controls (ITGC). The remediation programs that have been initiated are as follows:
a)	In 2005, the Company enhanced the competency of the organization by hiring staff competent in accounting, regulatory affairs, and network operations. The Company will continue to enhance its financial and reporting competencies by developing its staff with continuing education programs. In September, 2005, the Company initiated the first phase of a reorganization to improve operating efficiencies and reporting functionality.

b)	The Company recognizes the importance of its ITGC and their use as an effective tool for managing and controlling processes that affect the financial reporting process. Consequently, and to eliminate existing material weaknesses, management has implemented procedures to enhance control over the “change management” process. Additionally, the Company is upgrading its overall system security and will implement the associated operational procedures in early 2006. Furthermore, the Company is in the final stages of an RFP process for the purpose of simultaneously upgrading its Operating Support System (OSS) and integrating it with the Financial Reporting System (FRS). Given the Company’s announcement in January, 2006 of its intention to explore its strategic alternatives, the Company will continue to improve the existing manual controls and remediate the remaining material weaknesses in anticipation of rationalizing its OSS/FRS systems in a way that best fits the future organization and structure of the Company.
ii)	The Company recognizes the importance of having staff with competencies required for the accurate interpretation of generally accepted accounting principles (GAAP); for having effective internal controls over financial reporting; and for establishing the appropriate policies and procedures to assure timely, accurate, and reliable information. Consequently, management has initiated the following programs that will continue to remediate those material weaknesses identified in the Company’s 2004 assessment that were not resolved by year end 2005.
a)	The Company continues to remediate remaining material weaknesses related to the inappropriate application of GAAP by:
1)	Contracting qualified telecommunication industry tax specialists to assist the Company with its preparation, filing, and related accounting for all elements of taxation at both the state and federal levels beginning with the second quarter of 2005;

2)	Providing continuing education to existing staff to achieve the appropriate level of accounting competency;

3)	Contracting with a qualified firm in November 2005 to perform the Company’s internal audit function in a manner that meets professional standards.

Furthermore we are currently:
1)	Establishing documented procedures to effectively manage the Company’s investments; and

2)	Improving the revenue recognition function at the Company by:
(A)	Reorganizing and providing the appropriate training to personnel responsible for managing the various revenue cycles;

(B)	Implementing appropriate controls for the independent review and approval of the processes related to service activation, customer payments and applications, customer billing adjustments and write-offs, service orders, rates and the related financial reporting; and

(C)	Entering into a contract with a service provider to automate invoice generation and distribution as well as collection and account application with the conversion date scheduled for early in the second quarter of 2006.
b)	The Company continues the process of remediating material weaknesses in its internal controls related to the period end financial reporting process that have the potential of preventing the accurate preparation and review of the Company’s consolidated financial statements in future financial periods. The Company’s continuing remediation includes:
1)	Implementing processes and procedures to perform the necessary analysis, critical review, approval, and reconciliation of journal entries and account balances;

2)	Establishing procedures for period end cut-offs, including, but not limited to, identifying and recognizing all incurred liabilities;

3)	Increasing supervisory review of the consolidation process in anticipation of implementing an automated consolidation process in 2006;

4)	Enabling the Disclosure Committee to participate more actively in overseeing the accuracy and timeliness of disclosures made by the Company; and

5)	Implementing IT controls for those processes where automation will not occur and ensuring spreadsheets used in the period-end financial reporting process are appropriately managed.
iii)	The Company recognizes the importance of segregating duties in detecting and preventing fraud. The Company is in the final stages of an RFP process for the purpose of simultaneously upgrading its Operating Support System (OSS) and integrating it with the Financial Reporting System (FRS). Given the Company’s announcement in January, 2006 of its intention to explore its strategic alternatives, the Company will improve the existing manual controls surrounding segregation of duties to remediate existing material weaknesses in anticipation of rationalizing its OSS/FRS systems in a way that best fits the future organization and structure of the Company. Included in the remediation process the Company will establish manual controls to segregate the duties associated with the creation, critical review, approval, and reconciliation of transactions related to the financial reporting process.

iv)	The Company recognizes that only personnel with the appropriate authorization should have access to the programs and processes that ultimately affect financial reporting. The Company is in the process of remediating related material weaknesses by establishing and enforcing authorization procedures for limiting access to those functions that have an affect on financial reporting. In conjunction with the authorization process, the Company will finalize the upgrade of its security in its IT system to electronically restrict access.

Part III.
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Incorporated by reference to the information under the caption “Executive Compensation” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders. See also information immediately after Item 4 above.
ITEM 11. EXECUTIVE COMPENSATION.
Incorporated by reference to the information under the caption “Executive Compensation” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Incorporated by reference to the information under the caption “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Incorporated by reference to the information under the caption “Audit Fees” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders.

Part IV.
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following items are filed as part of this Annual Report:

1.	Financial Statements
		Page
	Report of Independent Registered Public Accounting Firm WithumSmith+Brown, P.C.-December 31, 2005	35
	Report of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP-December 31, 2004 and 2003	39
	Consolidated Statements of Income-Years Ended December 31, 2005, 2004 and 2003	40
	Consolidated Balance Sheets-December 31, 2005 and 2004	41
	Consolidated Statements of Cash Flows-Years Ended December 31, 2005, 2004 and 2003	42
	Consolidated Statements of Shareholders’ Equity-Years Ended December 31, 2005, 2004 and 2003	43
	Notes to Consolidated Financial Statements	44-60

2.	Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm — WithumSmith+Brown, P.C.	61
	Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	62
	Schedule II. Valuation and Qualifying Accounts	63

3.	Exhibits
	Index to Exhibits	64

3. Exhibits

Exhibit No.	Description of Exhibit	Reference

3(a)	Articles of Incorporation, as amended	Incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for September 2003

3(b)	By-Laws	Filed herewith

4(a)	Form of Common Shares Certificate, as amended	Incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for September 2003

4(b)	CoBank Loan Agreement	Incorporated by reference to Exhibit 4(d) to the Company’s Annual Report on Form 10-K for 2002

10	Severance Agreement with Larry Drake	Filed herewith

14	Warwick Valley Telephone Company Code of Ethics	Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for 2003

16	Letter from PricewaterhouseCoopers LLC regarding accuracy of statements concerning their dismissal	Filed herewith

21	Significant Subsidiaries of Registrant	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for 2003

23.1	Consent of Independent Registered Public Accountants WithumSmith + Brown, P.C.	Filed herewith

23.2	Consent of Independent Registered Public Accountants PriceWaterhouseCoopers LLP	Filed herewith

23.3	Consent of Independent Registered Public Accountants Deloitte & Touch LLP	Filed herewith

31.1	Rule 13a -14(a)/15d-14(a) Certification signed by Herbert Gareiss, Jr. Chief Executive Officer	Filed herewith

31.2	Rule 13a -14(a)/15d-14(a) Certification signed by Michael Cutler Chief Financial Officer	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Herbert Gareiss, Jr.-Chief Executive Officer	Filed herewith

Exhibit No.	Description of Exhibit	Reference

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Michael Cutler-Chief Financial Officer	Filed herewith

99	Orange County-Poughkeepsie Limited Partnership Financial Statements as of December 31, 2005 and 2003 and for the years ended December 31, 2005, 2004 and 2003	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARWICK VALLEY TELEPHONE COMPANY

Dated: March 27, 2006	/s/Herbert Gareiss, Jr.

Herbert Gareiss, Jr.
President, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the 27th day of March, 2006.

Signature	Title
/s/ Herbert Gareiss, Jr.	President and Chief Executive Officer

Herbert Gareiss, Jr.	(Principal Executive Officer)

/s/ Michael Cutler	Vice President and Treasurer

Michael Cutler	(Principal Financial and Accounting Officer)

/s/ Wisner H. Buckbee	Director

Wisner H. Buckbee

/s/ Philip S. Demarest	Director

Philip S. Demarest

/s/ Robert J. DeValentino	Director

Robert J. DeValentino

/s/ Corinna S. Lewis	Director

Corinna S. Lewis

/s/ Joseph J. Morrow	Director

Joseph J. Morrow

/s/ Kelley C. Bloss	Director

Kelley C. Bloss

/s/ Jeffery D. Alario	Director

Jeffery D. Alario

/s/ Douglas J. Mello	Director

Douglas J. Mello

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders,
Warwick Valley Telephone Company:
We have audited the accompanying consolidated balance sheet of Warwick Valley Telephone Company as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended. We have also audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Warwick Valley Telephone Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Warwick Valley Telephone Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits. We did not audit the financial statements of the Orange County-Poughkeepsie Limited Partnership (the “O-P Partnership”), an investment that was reflected in the consolidated financial statements using the equity method of accounting. The investment in the O-P Partnership represented 5% of total assets as of December 31, 2005 and 139% of income before income taxes for the year ended December 31, 2005. The financial statements of the O-P Partnership were audited by other auditors whose report thereon has been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for O-P Partnership, is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America , and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 financial statements.

1.	The Company did not maintain an effective control environment. Specifically, the financial reporting organizational structure was not adequate to support the activities of the Company. Furthermore, the information technology infrastructure was not adequate to support the Company’s financial accounting and reporting responsibilities. This control deficiency contributed to the material weaknesses described in 2 through 9 below. This control deficiency could result in a misstatement of significant accounts and disclosures, including those described in 2 through 9 below that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.	The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of accounting principles generally accepted in the United States of America (“GAAP”) commensurate with the Company’s financial reporting requirements. Specifically, certain key finance and accounting positions were not staffed with personnel possessing the appropriate skills, training, and experience in the application of GAAP to meet their responsibilities. This control deficiency contributed to the individual material weaknesses described in 3 through 6 below. This control deficiency could result in material misstatements of significant accounts and disclosures, including those described in items 3 through 6 below that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	The Company did not maintain effective controls over the authorization, completeness and accuracy of revenue and accounts receivable. Specifically, the controls over the authorization, completeness and accuracy of (i) service activation and service order initiation; (ii) customer billing adjustments including write-offs; (iii) the development of, changes to and the maintenance of billing rates; (iv) the approval and processing of customer payments, credits and other customer applications; and (v) the switching process for tolls and carrier access billings, including the record transfer process, were not effective. This control deficiency did not result in audit adjustments to the 2005 interim or annual consolidated financial statements. This control deficiency could result in a misstatement of revenue or accounts receivable that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

4.	As previously reported in the Company’s Form 10-K/A for 2004 in Section 9A “Controls and Procedures”, the Company had not maintained effective controls over accounting for its equity method investments, specifically controls over the completeness and accuracy of recording its investments, the recording of a gain on the disposition of an equity investment in the appropriate period, or the presentation of related cash flows. During 2005, the Company established control procedures to remediate the internal control deficiencies. However, the Company, in 2005, could not evaluate the effectiveness of its control over accounting for its equity method investments, specifically controls over the completeness and accuracy of recording its investments, the recording of a gain on the disposition of an equity investment in the appropriate period, or the presentation of related cash flows. Specifically, the Company had no dispositions in 2005 that would validate the effectiveness of its internal controls over recording the related gains and/or losses to its equity investments. This control deficiency did not result in audit adjustments to the 2005 interim or annual consolidated financial statements. However, when considering the audit adjustments to deferred gains and losses on sales in the Company’s 2004 consolidated financial statements and without assurance that remediation for this control deficiency had occurred, this control deficiency could have resulted in a material misstatement. Accordingly management has determined that this control deficiency constitutes a material weakness.

5.	The Company did not maintain effective controls over the accuracy of its accounting for income taxes and the determination of income taxes payable, deferred tax assets and liabilities and the related income tax provision. Specifically, the Company did not have effective controls to accurately calculate current income tax expense and related income tax payable. In addition, the Company did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to deferred income tax asset and liability balances. This control deficiency resulted in audit adjustments to the Company’s 2005 interim and annual consolidated financial statements to correct deferred taxes, tax accruals and the tax provision. Additionally, this control deficiency could result in a material misstatement of deferred taxes, tax accrual and the tax provision that would result in a material misstatement of the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
6.	The Company did not maintain effective controls over its period-end financial reporting process. Specifically, the Company lacked policies, procedures and controls for the preparation and review of the interim and annual consolidated financial statements and supporting schedules. This control deficiency contributed to the individual material weaknesses described in A through E below.
A.	The Company did not maintain effective controls over the preparation, review and approval of significant account reconciliations and journal entries. Specifically, the Company did not maintain effective controls over the completeness and accuracy of underlying data for supporting schedules and journal entries for: (i) accounts payable and accruals; (ii) inventory and the related valuation reserve; (ii) payroll expense and the related accruals; (iv) debt; (v) revenues and accounts receivable; (vi) taxes and (vii) fixed assets and the related depreciation accounts. This control deficiency resulted in audit adjustments to the Company’s 2005 interim and annual consolidated financial statements.

B.	The Company did not maintain effective controls over the completeness and accuracy of period-end accruals. Specifically, several entries regarding accounts payable and related accrued expenses were not identified and recorded in the appropriate time period. This control deficiency resulted in audit adjustments to the Company’s 2005 interim and annual consolidated financial statements.

C.	The Company did not maintain effective controls over the completeness, accuracy and validity of the period-end consolidation process. Specifically, the Company lacked controls to ensure all required consolidation entries were identified, analyzed and approved prior to being recorded in the consolidation schedules. This control deficiency did not result in audit adjustments to the Company’s 2005 interim or annual consolidated financial statements.

D.	The Company did not maintain effective controls over the preparation and review of the consolidated interim and annual financial statements. Specifically, the Company did not have effective controls over the process related to identifying and accumulating all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and the accompanying footnote disclosures to ensure the balances reported in the consolidated financial statements reconciled to the underlying supporting schedules and analyses. This control deficiency did not result in adjustments to the Company’s 2005 interim or annual consolidated financial statements.

E.	The Company did not maintain effective controls over the maintenance of certain spreadsheets utilized in the period-end financial reporting process. Specifically, the Company lacked effective controls related to the completeness, accuracy, validity and restricted access to spreadsheets related to: (i) shareholders’ equity, including earning per share; (ii) journal entries and reconciliations; (iii) revenue and accounts receivable; and (iv) payroll expense and the related accruals. This control deficiency did not result in audit adjustments to the Company’s 2005 interim and annual consolidated financial statements.
     In summary, with respect to this deficiency, the control deficiencies described in A. through E. above could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies described above constitutes a material weakness.

7.	The Company did not maintain effective controls over access to programs and data. Specifically, certain of the Company’s personnel had unrestricted access to various financial application programs and data beyond the requirements of their individual job responsibilities including (i) accounts payable; (ii) financial reporting; (iii) payroll; (iv) inventory; (v) fixed assets; and (vi) revenue. Such access was beyond the requirements of their assigned responsibilities and was not appropriately monitored. This control deficiency did not result in audit adjustments to the 2005 interim or annual consolidated financial statements. However, this control deficiency could result in a misstatement of significant accounts and disclosures, including those described in (i) through (vi) above, that would result in a material misstatement to the Company’s interim or annual consolidated statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
8.	The company did not maintain effective controls over the design of its general ledger application. Specifically, the design of the general ledger application allows users to post adjusting entries to closed periods. Furthermore, this inadequate system design within the general ledger application permitted users to post adjustments to prior periods without authorization. This control deficiency did not result in audit adjustments to the Company’s 2005 interim or annual consolidated financial statements. However, this control deficiency could result in a misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

9.	The Company did not maintain effective controls over segregation of duties. Specifically, certain key financial accounting and reporting personnel had incompatible duties that allowed the creation, review, and processing of financial data without independent review and authorization for (i) purchases and payables; (ii) debt; (iii) investments; (iv) revenues; (v) taxes and (vi) inventory. This control deficiency did not result in audit adjustments to the Company’s 2005 interim or annual consolidated financial statements. However, this control deficiency could result in a misstatement of significant accounts or disclosures, including those described in (i) through (vi) above, that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warwick Valley Telephone Company as of December 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that Warwick Valley Telephone Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effects of the material weaknesses described above on the achievements of the objectives of the control criteria, Warwick Valley Telephone Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the COSO.

/s/ WithumSmith+Brown, P.C. Princeton, New Jersey March 13, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Warwick Valley Telephone Company:
In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Warwick Valley Telephone Company and its subsidiaries (the “Company”) at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Orange County-Poughkeepsie Limited Partnership (the “O-P Partnership”), an investment that was reflected in the consolidated financial statements using the equity method of accounting. The investment in O-P Partnership represented 4% of total assets as of December 31, 2004, and 81% and 79% of income before income taxes for the years ended December 31, 2004 and 2003, respectively. The financial statements of O-P Partnership were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for O-P Partnership, is based solely on the report of the other auditors. We conducted our audits of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
November 15, 2005

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands except share and per share amounts)

FOR THE YEARS ENDED DECEMBER 31,	2005	2004	2003
Operating Revenues:
Local network service	$3,903	$4,070	$4,075
Network access service	9,711	9,284	9,854
Long distance services	3,586	3,785	3,766
Directory advertising	1,390	1,452	1,429
Online services	6,734	6,913	6,699
Other services and sales	2,018	2,174	2,826

Total operating revenues	27,342	27,678	$28,649

Operating Expenses:
Plant specific	4,911	4,317	$4,738
Plant non-specific:
Depreciation & amortization	5,652	5,270	4,901
Other	3,561	3,271	2,846
Customer operations	4,460	4,698	4,483
Corporate operations	8,717	5,790	4,562
Cost of services and sales	1,578	1,866	2,470
Property, revenue and payroll taxes	1,410	1,352	1,472

Total operating expenses	30,289	26,564	25,472

Operating (loss) income	(2,947)	1,114	3,177

Other Income (Expenses):
Interest income (expense), net of capitalized interest	(210)	(292)	(414)
Income from equity method investments, net	10,638	10,208	8,846
Gain on sale of investment	889	2,490	—
Loss on write-down of investment	(705)	—	—
Other income (expense)	291	(15)	(6)

Total other income	10,903	12,391	8,426

Income before income taxes	7,956	13,505	11,603

Income Taxes	2,786	4,577	3,873

Net Income	5,170	8,928	7,730

Preferred Dividends	25	25	25

Income Applicable to Common Stock	$5,145	$8,903	$7,705

Basic & Diluted Earnings per Share of Outstanding Common Stock	$0.96	$1.65	$1.43

Weighted Average Shares of Common Stock Outstanding	5,359,862	5,401,498	5,400,873

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED BALANCE SHEETS
($ in thousands except share and per share amounts)

	December 31,	December 31,
	2005	2004
Assets

Current Assets:
Cash and cash equivalents	$16,956	$16,809
Accounts receivable — net of reserve for uncollectibles — $171 and $148, in 2005 and 2004, respectively	3,680	3,317
Other accounts receivable	354	954
Materials and supplies	1,116	1,308
Prepaid income taxes	1,882	—
Prepaid expenses	929	599
Deferred income taxes	167	405

Total Current Assets	25,084	23,392

Property, plant and equipment, net	37,854	40,971
Unamortized debt issuance costs	90	103
Intangible asset — pension	624	—
Other deferred charges	848	889
Investments	3,606	3,411
Other assets	123	—

Total Assets	$68,229	$68,766

Liabilities
Current Liabilities:
Accounts payable	$823	$813
Current maturities of long term debt	1,519	1,519
Advance billing and payments	253	255
Deferred gain on sale of investment	—	889
Customer deposits	141	156
Accrued taxes	34	604
Pension and post retirement benefit obligations	1,429	1,429
Accrued access billing	—	827
Other accrued expenses	2,486	1,729

Total Current Liabilites	6,685	8,221

Long-term debt , net of current maturities	8,732	10,251
Deferred income taxes	6,747	4,141
Other liabilities and deferred credits	561	607
Pension and postretirement benefit obligations	5,273	4,600

Total Liabilities	27,998	27,820

Shareholders’ Equity
Preferred Shares — $100 par value; authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000;	500	500
Common stock — $0.01 par value; authorized shares of 10,000,000 issued 5,985,463 shares as of December 31, 2005 and December 31, 2004	60	60
Treasury stock — at cost, 633,683 Common Shares as of December 31, 2005 and 583,683 Shares as of December 31, 2004	(4,748)	(3,598)
Additional paid in capital	3,487	3,487
Accumulated other comprehensive (loss)	(1,756)	(1,328)
Retained earnings	42,688	41,825

Total Shareholders’ Equity	40,231	40,946

Total Liabilities and Shareholders’ Equity	$68,229	$68,766

Please see accompanying notes, which are an intergral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

FOR THE YEAR ENDED DECEMBER 31,	2005	2004	2003

CASH FLOW FROM OPERATING ACTIVITIES:

Net income	$5,170	$8,928	$7,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,652	5,270	4,901
Deferred income taxes	2,844	112	225
Interest charged to construction	(12)	(7)	(42)
Income from equity investments, net of distributions	(662)	1,567	1,279
Gain on sale of investment	(889)	(2,490)	—
Loss on write-down of investment	705	—	—

Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	(363)	103	(294)
(Increase) Decrease in other accounts receivable	(289)	133	342
(Increase) Decrease in materials and supplies	192	(155)	315
(Increase) Decrease in prepaid income taxes	(1,882)	—	—
(Increase) Decrease in prepaid expenses	(330)	82	(137)
(Increase) Decrease in deferred charges	41	(379)	(482)
(Increase) Decrease in other assets	(123)	—	—
Increase (Decrease) in accounts payable	10	(746)	(523)
Increase (Decrease) in customers’ deposits	(14)	21	9
Increase (Decrease) in advance billing and payment	(2)	8	17
Increase (Decrease) in accrued taxes	(570)	98	458
Increase (Decrease) in pension and post retirement benefit obligations	(379)	560	1,856
Increase (Decrease) in other accrued expenses	757	477	129
Increase (Decrease) in accrued access billing	(827)	133	228
Increase (Decrease) in other liabilities and deferred credits	(46)	71	53

Net cash provided by operating activities	8,983	13,786	16,064

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,523)	(4,906)	(6,261)
Interest charged to construction	12	7	42
Sale of investment	889	3,603	—
Investment contributions	(238)	(713)	(38)

Net cash used in investing activites	(1,860)	(2,009)	(6,257)

CASH FLOW FROM FINANCING ACTIVITES:
Payment of notes payable	—	—	(9,000)
Proceeds from issuance of long-term debt	—	5,000	7,149
Repayment of long term debt	(1,519)	(380)	—
Unamoritzed debt discount	—	—	(126)
Dividends (Common and Preferred )	(4,307)	(5,319)	(3,806)
Sale of common stock	—	14	52
Purchase of treasury stock	(1,150)	—	—

Net cash used in financing activities	(6,976)	(685)	(5,731)

Increase in cash and cash equivalents	147	11,092	4,076

Cash and cash equivalents at beginning of year	16,809	5,717	1,641

Cash and cash equivalents at end of year	$16,956	$16,809	$5,717

Supplemental disclosure cash flow information:
Interest	$560	$207	$459
Income tax	$1,940	$4,210	$2,690
Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in thousands except share amounts)

									Accumulated
		Treasury	Preferred	Preferred		Common	Additional		Other
	Treasury	Stock	Stock	Stock	Common Stock	Stock	Paid In	Retained	Comprehensive
	Stock Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total

Balance, December 31, 2002	583,683	$(3,598)	5,000	$500	5,982,810	$60	$3,421	$34,292	$(269)	$34,406

Net income for the year								7,730		7,730
Minimum Pension Liability									(496)	(496)

Total Comprehensive Income (Loss)										7,234
Dividends:
Common ($0.70 per share)								(3,781)		(3,781)
Preferred ($5.00 per share)								(25)		(25)
Sale of Common Stock					2,073		52			52

Balance, December 31, 2003	583,683	$(3,598)	5,000	$500	5,984,883	$60	$3,473	$38,216	$(765)	$37,886

Net income for the year								8,928		8,928
Minimum Pension Liability									(563)	(563)

Total Comprehensive Income (Loss)										8,365
Dividends:
Common ($.98 per share)								(5,294)		(5,294)
Preferred ($5.00 per share)								(25)		(25)
Sale of Common Stock					580		14			14

Balance, December 31, 2004	583,683	$(3,598)	5,000	$500	5,985,463	$60	$3,487	$41,825	$(1,328)	$40,946

Net income for the year								5,170		5,170
Minimum Pension Liability									(428)	(428)

Total Comprehensive Income (Loss)										4,742
Dividends:
Common ($.80 per share)								(4,282)		(4,282)
Preferred ($5.00 per share)								(25)		(25)
Purchase of Tresury Stock	50,000	(1,150)								(1,150)

Balance, December 31, 2005	633,683	$(4,748)	5,000	$500	5,985,463	$60	$3,487	$42,688	$(1,756)	$40,231

Please see the accompanying notes, which are an intergral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)
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
Basis of Presentation
     The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Significant estimates include, but are not limited to, depreciation expense, pension and postretirement expenses, income taxes and revenues from Universal Service Fund. Actual results could differ from those estimates.
     Our investments in the Orange County-Poughkeepsie Limited Partnership (“O-P”), Zefcom and the Empire State Network (“EsiNet”) are accounted for under the equity method of accounting (See Note 9). Our other investment, Data Communications Group, Inc., (“DataNet”) which was sold in October 2004, was accounted for under the cost method of accounting.
Regulated Accounting
     The Company’s rates are regulated by the Federal Communications Commission (the “FCC”), the New York State Public Service Commission (the “NYPSC”) and the New Jersey Board of Public Utilities (the “NJBPU”) and therefore the Company reflects the effects of the ratemaking actions of these regulatory bodies in its financial statements. Accordingly, the Company follows the accounting prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 71 “Accounting for the Effects of Certain Types of Regulation.” The Company periodically reviews the continued applicability of SFAS No. 71 based on the current regulatory and competitive environment.
     The rates that the Company charges to its customers for regulated services in New York were established in its 1993 rate case with the NYPSC. The rates the Company charges for its regulated services in New Jersey were established in its 1972 rate case with the NJBPU. The Company has not filed a rate case in New York or New Jersey since those times. If the Company should submit a rate case with the NYPSC or NJBPU in the future, it is uncertain as to what the outcome of the rate case would be and how it would affect the Company’s results of operations and financial position.
Revenue Recognition
     The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition in Financial Statements”. The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) the delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is assured.
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

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)
     Revenues from Online services, which include DSL and Video, are recorded when the services are rendered. Other service and sales revenue is recognized when services are provided or the sales transactions are completed.
Allowance for Doubtful Accounts
     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. Such an allowance is based upon historical trends of accounts receivable write offs, net of subsequent cash recoveries of previously written-off balances. Uncollectible accounts are charged against the allowance for doubtful accounts and subsequent cash recoveries of previously written off bad debts are credited to the account. For the years ended December 31, 2005, 2004 and 2003 net write-offs over recoveries of uncollectible accounts receivable were $156, $480 and $66, respectively.
Advertising and Promotional Costs
     Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $487, $389 and $261 for 2005, 2004 and 2003 respectively.
Income Taxes
     The Company records deferred taxes that arise from temporary differences resulting from differences between the financial statement and tax basis of assets and liabilities. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. The Company’s deferred taxes result principally from differences in depreciation, Universal Service Fund revenues and in the accounting for pensions and other postretirement benefits. Investment tax credits are amortized as a reduction to the provision for income taxes over the useful lives of the assets that produced the credits.
Property, Plant and Equipment
     The Company records property, plant and equipment at cost. Construction costs, labor and related costs related to installations and interest during construction are capitalized. Costs of maintenance and repairs of property, plant and equipment are charged to operating expense. The estimated useful life of support equipment (vehicles, computers, etc.) ranges from approximately 3 to 19 years. The estimated useful life of communication and network equipment ranges from approximately 10 to 15 years. The estimated useful life of Internet and Video equipment ranges from 3 to 15 years. The estimated useful life of buildings and other equipment ranges from approximately 14 to 50 years. Depreciation expense is computed using the straight line method. In accordance with regulatory accounting guidelines when units of property are retired, sold or otherwise disposed of in the ordinary course of business, the gross book value is charged to accumulated depreciation with no gain or loss recognized.
Cash and Cash Equivalents
     The Company considers all highly liquid instruments with an initial maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents consist primarily of money market mutual funds. The Company places its cash with high credit quality financial institutions which at times may exceed amounts insured by the Federal Deposit Insurance Corporation.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)
Fair Value of Financial Instruments
     As of December 31, 2005, the Company’s financial instruments consisted of cash, cash equivalents, accounts receivable and long-term debt. The Company believes that the carrying values of cash equivalents and accounts receivable at December 31, 2005 approximated fair value. Based on the borrowing rates currently available to the Company for loans of similar terms, the Company has determined that the carrying value of the long-term debt (including current maturities) approximates fair value.
Impairment of Long-Lived Assets
     The Company reviews business conditions to determine the recoverability of the carrying value of its long-lived assets on a periodic basis in order to identify business conditions which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If total expected future undiscounted cash flows are less than the carrying value amount of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected market value or future discounted cash flows) and the carrying value of the assets.
     In March 2006, the Company identified an investment as permanently impaired (See Note: 9 for further discussion).
Derivative Financial Instrument and Hedging Activities
     As of December 31, 2005 and 2004, the Company had no derivative financial instrument and hedging activities.
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
     In December 2004, the FASB issued SFAS 153 “Exchanges of Nonmonetary Assets (as amended)”. SFAS 153 amends APB No. 29 “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 has not had a material impact on the Company’s financial position, results of operations or cash flows.
     In April 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” requiring companies to recognize a liability for the fair value of an asset retirement obligation that may be conditional on a future event if the fair value of the liability can be reasonably estimated. The Company’s the adoption of FIN 47 has not had a material impact on the Company’s financial position, results of operations or cash flows.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)
     In June 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections”, which establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces APB No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Periods”, although it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and correction of errors. Under APB 20, most voluntary changes in accounting principle, including a change in the method of applying a principle were reported in the period in which the change occurred through a cumulative effect of the change. Under SFAS No. 154, all such changes must be accounted for by retrospective restatement of financial statements of prior periods unless it is impracticable to determine either (1) period specific events, or (2) the cumulative effect of the change. The Company’s adoption of SFAS 154 will not have a material impact on the Company’s financial position, results of operations or cash flows.
Note 3: Change in Estimate
     In August 2005, the Company changed the estimated useful life of certain video equipment from 7 to 3 years in order to better reflect the equipment’s projected economic life under current market conditions. This change in the assets useful life was treated as a change in estimate and applied on a prospective basis. The effect on net income and earnings per share for the year ended of December 31, 2005 was a decrease of $149 or $.03 per share.
Note 4: Earnings Per Share
     Basic and diluted earnings per share are based on the weighted average number of actual weighted shares outstanding of 5,359,862, 5,401,498 and 5,400,873 (as adjusted for the 3-for-1 stock split that occurred in October 2003 as discussed in Note 13) for the years ended December 31, 2005, 2004 and 2003, respectively.
     The Company did not have any Common Share equivalents as of December 31, 2005, 2004 and 2003, respectively.
Note 5: Comprehensive Loss
     The Company’s only component of accumulated other comprehensive income (loss) consisted of a minimum pension liability for the years ended December 31:

	2005	2004	2003

Minimum pension liability	$(658)	$(871)	$(767)
Related deferred income tax	230	308	271

Total comprehensive loss	$(428)	$(563)	$(496)

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

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)
The Online segment provides high speed and dial-up Internet services, help desk operations, and Video over VDSL.
     Segment income statement information for the years ended December 31:

	2005	2004	2003
Revenues
Telephone	$22,483	$22,728	$23,892
Online	6,734	6,913	6,699
Eliminations	(1,875)	(1,963)	(1,942)

Total revenues	$27,342	$27,678	$28,649

Depreciation and amortization
Telephone	$3,757	$3,788	$3,744
Online	1,895	1,482	1,157

Total depreciation and amortization	$5,652	$5,270	$4,901

Operating (loss) income
Telephone	$(1,149)	$1,687	$3,845
Online	(1,798)	(573)	(668)

Total operating (loss) income	(2,947)	1,114	3,177

Interest expense and income	(210)	(292)	$(414)
Income from equity investments, net	10,638	10,208	8,846
Gain on sale of investment	889	2,490	—
Loss on write-down of investment	(705)	—	—
Other income (expenses)	291	(15)	(6)

Income before taxes	$7,956	$13,505	$11,603

     Segment balance sheet information as of December 31:

	2005	2004

Assets
Telephone	$73,820	$74,338
Online	10,508	9,652
Eliminations	(16,099)	(15,224)

Total assets	$68,229	$68,766

Capital expenditures
Telephone	$1,912	$4,097
Online	611	809

Total capital expenditures	$2,523	$4,906

No single customer accounts for 10% or more of the Company’s revenues or accounts receivable.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)
Note 7: Material and Supplies
     Material and supplies are carried at average cost. As of December 31, 2005 and 2004, material and supplies consisted of the following:

	2005	2004

Inventory for outside plant	$274	$257
Inventory for inside plant	550	672
Inventory for online equipment	19	80
Inventory for video equipment	105	130
Inventory of equipment held for sale or lease	168	169

	$1,116	$1,308

Note 8: Property, Plant and Equipment
     Property, plant and equipment, at cost, consisted of the following for the years ended December 31:

	2005	2004

Land, buildings and other support equipment	$8,219	$7,925
Network communications equipment	31,074	30,699
Telephone plant	25,800	24,985
Online plant	10,860	10,252

Plant in service	$75,953	$73,861
Plant under construction	157	391

	76,110	74,252
Less: Accumulated depreciation	38,256	33,281

Property, plant and equipment, net	$37,854	$40,971

Note 9: Investments
     Investments consisted of the following as of December 31:

	2005	2004

Investment in O-P Partnership	$3,517	$2,429
Investment in Zefcom	89	326
Investment in EsiNet	—	656

	$3,606	$3,411

Investment in Orange County-Poughkeepsie Limited Partnership
     The Company is a limited partner in Orange County-Poughkeepsie Limited Partnership (O-P) and has a 7.5% limited partnership interest which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)
     The following summarizes O-P’s income statement for the years ended December 31:

	2005	2004	2003

Net Sales	$180,508	$163,367	$144,643
Cellular service cost	25,292	16,854	17,248
Operating expenses	8,490	7,823	7,299

Operating income	146,726	138,690	120,096
Other income	782	980	1,472

Net income	$147,508	$139,670	$121,568

Company share of 7.5%	$11,063	$10,475	$9,117

     The following summarizes O-P’s balance sheet for the years ended December 31:

	2005	2004

Current assets	$9,812	$1,545
Property, plant and equipment, net	37,516	34,525

Total assets	$47,328	$36,070

Current liabilities	$432	$3,682
Partners’ capital	46,896	32,388

Total liabilities and partners’ capital	$47,328	$36,070

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
Investment in Zefcom
     As of December 31, 2005, the Company owned a 17% of Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells Sprint PCS under private label, which was accounted for under the equity method of accounting. The Company’s share of Zefcom’s losses have been reflected in “Income from equity method investments, net” in the Income Statement for the years ended December 31, 2005, 2004, and 2003, respectively. In January 2006, the Company sold its interest in Zefcom to an outside investor for $700 in cash.
Investment in EsiNet
     In 2004, the Company made capital contributions of $713 in cash to Empire State Independent Fiber Network, LLC (“EsiNet”). As of April 1, 2005, the Company had satisfied the entire commitment of $950. On November 9, 2005, EsiNet closed a commitment with the Rural Telephone Finance Cooperative (“RTFC”) with respect to a $6,750 10 year secured term credit facility at a variable rate of interest. The loan is collateralized by all personal, tangible and intangible property of EsiNet, along with all rents, income, revenue, profits and other benefits derived or received from these properties. The proceeds are to be used mainly to finance a portion of the construction of its fiber optic network throughout upstate New York.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)
     In March 2006, the Company’s management completed a review of EsiNet’s 2006 operating cash flow budget. Based upon this review, and subsequent discussions with EsiNet’s management, it became evident to the Company that EsiNet, while continuing its infrastructure build out in 2006, was also projecting a significant short-term operating cash flow deficit of a magnitude that it could both jeopardize the construction timetable and potentially force EsiNet into insolvency and loan default. EsiNet’s management has indicated to the Company that it intends to address this situation by enacting cost cutting measures, redirecting a portion of the RFTC loan proceeds away from the infrastructure build out towards operating expenses, and approaching certain vendors, particularly those from whom it currently leases fiber routes, in order to restructure existing agreements to defer costs to a future date and thus conserve cash. In addition, EsiNet is actively seeking additional sources of equity financing from its existing partners and from outside sources. However, EsiNet, at present, has no restructured agreements in place with vendors and has not secured any commitments for additional equity financing, thus failing to provide the Company with any reasonable assurance that it will generate sufficient cash flow to remain a viable going concern in the near future. Accordingly, the Company has determined that there existed as of December 31, 2005, a permanent impairment of the entire amount of this investment ($705, representing the original capital contribution of $950, less cumulative equity in losses of $245 as of December 31, 2005). Consequently, the entire amount of this investment has been written off and is reflected in the “Loss on write-down of investment” in the Consolidated Statement of Income for the year ended December 31, 2005. The effects on net income and earnings per share for the year ended December 31, 2005 were $457 and $0.08 per share, respectively.
Note 10: Debt Obligations
     Debt obligations consisted of the following at December 31:

	2005	2004

Current maturing long-term debt -CoBank	$1,519	$1,519
Cobank, ACB unsecured credit facility	8,732	10,251

Total debt obligation	$10,251	$11,770

     The Company has an unsecured line of credit in the amount of $4,000 with Provident Bank. Any borrowings under this line of credit are on a demand basis without restrictions, and at a variable lending rate. The Company had no outstanding balance on this facility at December 31, 2005 or 2004.
     On February 18, 2003, the Company closed a commitment with CoBank, ACB with respect to an $18,475 unsecured term credit facility at a variable rate of interest. The ability of the Company to draw against the commitment commenced on February 18, 2003 and continued until September 30, 2004. The loan remains outstanding until all indebtedness and obligations of the Company, under the facility, have been paid or satisfied, but no later than July 2012 (the “Maturity Date”). The unpaid principal balance accrues interest at an interest rate determined or selected by the Company. The Company may select a variable rate option, a long-term fixed rate option or a LIBOR option. The Company selected the variable rate option, and the average interest rate on borrowings for the period January 1 through December 31, 2005 was approximately 5.4%. Interest is paid quarterly each January, April, June and October. The outstanding principal is being repaid in 32 consecutive quarterly installments which started in October 2004, with the last such installment due on the Maturity Date. On the Maturity Date, the amount of then unpaid principal plus accrued interest and fees is due in full.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)
     Under conditions set by the NYPSC, the Company was allowed to use a portion of the proceeds from this loan to refinance $4,000 of existing long-term debt and repay $3,000 under an existing line of credit. The Company was permitted to use the remaining amount available under the facility amounting to $11,475 to finance capital expenditures and pay expenses and fees associated with borrowings made under the facility. The Company was also permitted to re-borrow amounts repaid under the facility until the expiration of the ability to draw upon the facility on September 30, 2004. In February 2003, the Company used $3,149 of the credit facility funds to pay off an existing $3,000 line of credit, plus accrued interest, and closing costs associated with the facility. The Company made a second draw to repay $4,000 in long-term debt that matured in December 2003. On September 30, 2004 prior to expiration, the Company borrowed an additional $5,000 to finance future capital expenditures. In the interim, the proceeds were deposited by CoBank on the Company’s behalf in an interest bearing money market account.
Future aggregate principal payments under this loan agreement are as follows:

2006	$1,519
2007	1,519
2008	1,519
2009	1,519
2010	1,519
Thereafter	2,656

Total	$10,251

     Under the terms of the CoBank facility, the Company is required to comply with certain loan covenants, which include but are not limited to the achievement of certain financial ratios, as set forth in the agreement, as well as certain financial reporting requirements. As of December 31, 2005 the Company was not in default on any of these loan covenants.
Note 11: Income Taxes
     The federal and state components of the provision for income taxes are presented in the following table:

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

	For the years Ended December 31,
	2005	2004	2003

Provision (benefit) for income tax
Current:
Federal	$(309)	$4,162	$3,342
State and local	57	2	156

	(252)	4,164	3,498

Deferred:
Federal	3,014	397	358
State and local	24	16	17

	3,038	413	375

Provision for income taxes	$2,786	$4,577	$3,873

     Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of differences in the book and tax basis of certain assets and liabilities.
     Deferred income tax liabilities and assets consist of the following:

	At December 31,
	2005	2004

Deferred income tax assets:
Employee pensions and other benefits	$1,968	$1,877
Other	223	392

Total deferred income tax assets	2,191	2,269

Deferred income tax liabilities:
Property, plant and equipment	$7,048	$5,854
Deferred Universal Service Fund revenues	1,677	—
Other	46	151

Total deferred income tax liabilities	8,771	6,005

Net deferred income tax liability	$6,580	$3,736

     The difference between the United States Federal statutory tax rate and the effective tax rate is primarily due to state taxes (net of the Federal benefit) and other nondeductible expenses. During December 2005, the Company adjusted its estimated corporate income tax provision at December 31, 2004 to that of the actual tax returns filed. The adjustment resulted in approximately a $1,620 reclassification, which reduced the 2005 current income tax expense and increased the 2005 deferred income tax expense. The adjustment had no impact on 2005 net income but did result in a reclassification to reduce income taxes payable and increase deferred taxes payable for the same amount. The adjustment resulted primarily from tax timing differences and estimated versus actual amounts reported in the Company’s previous year’s tax returns.
     The Company had a net operating loss carry forward as of December 31, 2005 of $7,388 for state income tax purposes. This net operating loss carry forward is available to offset future taxable income subject to expiration in 2012.
     The deferred tax asset related to employee pension includes amounts recorded for the years ended December 31, 2005 and 2004 of $230 and $308, respectively, to reflect the tax impact of the minimum pension liability recorded in other comprehensive income.
Note 12: Pension Plans and Other Postretirement Benefits
     The Company has two defined benefit pension plans covering all management and non-management employees who are at least 21 years of age, have completed one year of service and have been hired before May 1, 2003 for the non-management plan and March 1, 2005 for the management plan. Benefits are based on years of service and the average of the employee’s three highest consecutive years’ base compensation. The Company’s policy is to fund the minimum required contribution disregarding any credit balance arising from excess amounts contributed in the past. Per regulatory requirements, the Company recognized additional expense of $41 in 2005 and deferred $379 and $483 for 2004 and 2003, respectively. The amounts expensed were $240, $875 and $1,154 for the years ended December 31, 2005, 2004, and 2003, respectively. In 2004, the Company instituted a benefit freeze for all eligible employees covered by the Management Plan, resulting in a charge to pension expense of $657. In 2003, the Company instituted a benefit freeze for all eligible employees covered under the Non-Management Plan, resulting in a charge to pension expense of $675.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)
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
     The components of the pension and postretirement expense (credit) were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003

Components of Net
Period Costs
Service cost	$4	$297	$420	$214	$189	$161
Interest cost	795	785	862	387	308	278
Expected return on plan assets	(783)	(647)	(612)	(135)	(120)	(85)
Amortization of transition asset	—	—	—	51	51	51
Amortization of prior service cost	183	87	127	(20)	(20)	(20)
Recognized actuarial (gain) loss	—	75	142	273	209	179
Special termination benefits	—	657	675	—	—	—
Net curtailment loss (gain)	—	—	23	—	—	—

Net periodic (income) loss	$199	$1,254	$1,637	$770	$617	$564

     The following table presents a summary of the projected benefit obligation and plan assets of the plans at December 31:

	Pension Benefits		Postretirement Benefits
Change in Benefit Obligation	2005	2004	2005	2004

Benefit obligation, beginning of year	$13,950	$13,257	$5,738	$5,011
Benefits earned	—	297	214	189
Interest cost	795	785	387	308
Plan amendments	624	—	—	—
Actuarial losses	658	495	1,335	349
Benefit payments	(475)	(487)	(150)	(119)
Curtailment losses	—	(397)	—	—

Benefit obligation, end of year	$15,552	$13,950	$7,524	$5,738

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004

Changes in Fair Value of Plan Assets
Fair value of Plan Assets , beginning of year	$9,474	$7,838	$1,649	$1,478
Actual return on plan	600	747	77	69
Employer contributions	1,344	1,376	221	221
Benefit payments	(479)	(487)	(150)	(119)

Fair value of plan assets, end of year	$10,939	$9,474	$1,797	$1,649

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004

At December 31,
Funded (unfunded) benefit obligation	$(4,613)	$(4,476)	$(5,726)	$(4,089)
Unrecognized loss (gain)	2,704	2,046	3,885	2,765
Unrecognized transition asset	—	—	361	412
Unrecognized prior service cost (credits)	624	—	(265)	(285)

Accrued benefit cost	$(1,285)	$(2,430)	$(1,745)	$(1,197)

     The following table provides the amounts recorded in our Consolidated Balance Sheets

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004

At December 31,
Accrued benefit cost	$(4,613)	$(4,476)	$(1,745)	$(1,197)
Intangible asset	624	—	—	—
Accumulated other comprehensive loss	2,704	2,046	—	—

Net amount recognized	$(1,285)	$(2,430)	$(1,745)	$(1,197)

     Actuarial assumptions used to calculate the projected benefit obligation were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004

Discount rate	5.50%	5.75%	5.50%	5.75%
Expected return on plans	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	5.50%	5.50%	—	—
Healthcare cost trend	—	—	10.00 — 11.00%	8.00 — 10.00%

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)
Actuarial assumptions used to calculate net periodic benefit cost were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004

Discount rate	5.75%	6.25%	5.75%	6.25%
Expected return on assets	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	5.50%	5.50%	—	—
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
     The Company’s pension plans had an unfunded projected benefit obligation of $4,613 as of December 31, 2005. The projected benefit obligation of $15,552 at December 31, 2005 was in excess of Plan assets of $10,939. The Company’s postretirement plans had an unfunded projected benefit obligation of $5,726 as of December 31, 2005. The projected benefit obligation of $7,524 at December 31, 2005 was in excess of plan assets of $1,797.
     The accumulated benefit obligation exceeded the fair value of plan assets and the Company was required to record a minimum pension liability in the statement of financial position as of December 31, 2005. The effect of this adjustment was an increase in intangible assets of $624, an increase in the pension liability of $1,282 and a charge to comprehensive loss of $658. The amount of the intangible asset represents the prior service costs that had not yet been recognized in net periodic pension expense. These are non-cash items and consequently have been excluded from the consolidated statement of cash flows. 2004 pension expense was also impacted by special termination benefits totaling $657 associated with the freezing of the management pension plan. The increase in expense in 2005 for the postretirement health benefits was due to the continued incremental rise in the health care trend rate and decline in the discount rate which resulted in upward pressure on medical claim costs. These changes reflect current market conditions regarding current market interest rates. The health care cost trend rates (representing the assumed annual percentage increase in claim costs by year) was 9.5 % for the pre-65 trend rate and 11.5% for the post-65 trend rate, which each of these grading down to 5%, by 0.5% per year. The Company’s most recent actuarial calculation anticipates that this trend will continue on into 2006. An increase in the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 2005 to approximately $1,426 and the aggregate of the service and interest cost components of postretirement expense for the year then ended by approximately $131. A 1.0% decrease in the health care cost trend rate would decrease these components by approximately $1,127 and by approximately $101, respectively.
The Company also has a Defined Contribution 401(k) Profit Sharing Plan covering substantially all employees. Under the plan, employees may contribute up to 100% of compensation not to exceed the Company match subject to certain legal limitations. In 2005 the Company made a matching contribution up to 9.0% of an eligible participant’s compensation for management, clerical and plant employees. The Company contributed and expensed $626, $563 and $466 for the years ended December 31, 2005, 2004, and 2003, respectively.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)
     The Company has deferred compensation agreements in place for certain former officers which became effective upon retirement. These non-qualified plans are not currently funded and a liability representing the present value of future payments has been established, with balances of $343 and $355 as of December 31, 2005 and 2004, respectively.
Plan Assets
     The pension plan weighted average asset allocations at December 31, 2005 and 2004 by assets category are as follows:

	Plan Assets
	at December 31,
	2005	2004

Equity securities	63%	63%
Debt securities	27%	23%
Short term investments	10%	14%

Total	100%	100%

     The postretirement benefit plan weighted average asset allocations at December 31, 2005 and 2004, by assets category are as follows:

	Plan Assets
	at December 31,
	2005	2004

Equity securities	70%	72%
Short term investments	30%	28%

Total	100%	100%

     In accordance with its contribution policy, the Company expects to contribute $1,051 to its pension plan and $378 to its postretirement plan for the year 2006.
     Benefit payments, which reflect expected future service as appropriate, are expected to be paid as follows:

	Pension	Postretirement
	Benefits	Benefits

2006	$664	$217
2007	776	245
2008	839	280
2009	846	298
2010	863	314
2011-2015	4,543	1,912
     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company is impacted by the Act since it sponsors a postretirement health care plan that provides prescription drug benefits.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)
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
     The provisions of FSP 106-2 were effective for the first interim or annual period beginning after June 15, 2004 for all public companies. If the effects of FSP 106-2, including the subsidy, changes in participation rates, and changes in per capita claims costs, lead the employer to conclude that the enactment of FSP 106-2 was not a “significant event” for its plan, the effects should be incorporated in the valuation performed at the next measurement date required by FAS 106. Because clarifying regulations providing a firm definition of actuarial equivalence had not yet been issued, the Company was unable to determine whether the prescription drug benefits provided under its plans are actuarially equivalent to Medicare Part D benefits until the first quarter of 2005. Accordingly, the estimated annualized net periodic cost for Company post retirement benefits, as projected for the twelve months ended December 31, 2005 prior to adoption of the Act is $892, incorporating the provisions of the Act reduces this annualized cost to $770, resulting in a projected saving to the Company of $122 in 2005. This effect as it relates to the year ended December 31, 2005 is reflected in the valuation of net periodic cost present above.
Note 13. Shareholders’ Equity
     The Company has 10,000,000 authorized Common Shares at par value of $0.01 per share; 5,000 authorized Preferred Shares at par value $100 per share and 10,000,000 authorized Preferred shares at par value $0.01 per share.
     On April 25, 2003, the Company announced a three-for-one stock split of the Company’s Common Shares. Approval for the stock split was received from both the NYPSC and the NJBPU on October 6, 2003, and the Shares were made available on October 13, 2003. Also, the Common Shares were changed from no par value to a par value, of $0.01 per share. As a result, the Common Share amounts in Shareholders’ Equity for all periods prior to the split were restated to reflect the stock split. Also, additional paid-in capital in the amount of $3,473 for the year ended December 31, 2003 was recorded as a result of these events and is reflected in the Consolidated Statement of Shareholders’ Equity above. In addition, the earnings per share amount for the year ended December 31, 2003 was restated for the stock split.
     In March 2005, the Company purchased 50,000 Common Shares from a shareholder at $23 per share or $1,150. These shares are recorded as Treasury Stock in the Company’s financial statements as of December 31, 2005.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)
Note 14: Commitments and Contingencies
     The Company currently has an operating lease to rent space on a tower to transmit video content from its head end facility. The Company also leases vehicles for operations as well as office space in Warwick, New York and Vernon, New Jersey. In addition, the Company has entered into certain long-term agreements to access trunk lines from other carriers to transmit voice, video and data. Total expense associated with these agreements was $932, $881 and $733 in 2005, 2004 and 2003, respectively.
     The future aggregate commitment for minimum rentals as of December 31, 2005 is as follows:

2006	$496
2007	171
2008	155
2009	118
2010	118
Thereafter	182

Total	$1,240

     From time to time, the Company is involved in various litigation relating to legal claims arising in of the normal course of business. These claims are generally covered by insurance. The Company is not currently subject to any litigation which singularly or in the aggregate could reasonably be expected to have a material adverse effect on the Company’s financial position or results of operations.
Note 15: Related Party Transactions
     The Company paid approximately $97, $247 and $294 during 2005, 2004, and 2003 to John W. Sanford & Son, Inc. and $253 in 2005 to Warwick Resource Group, LLC, both whose President and Chief Operating Officer is the brother of Corinna S. Lewis, a Director of the Company. The stated amounts were paid as premiums on various insurance policies maintained by the Company. The portion of these amounts that represent commissions to John Sanford & Son, Inc. and the Warwick Resource Group LLC was less than $200,000. The Company believes that the transactions with John W. Sanford & Son, Inc. and the Warwick Resource Group, LLC are on as favorable terms as those available from unaffiliated third parties.
     The Company paid approximately $70 in 2005 to Morrow & Co., Inc. a proxy solicitation, corporate governance and strategic consulting firm whose founder and President is Joseph J. Morrow, a Director of the Company. The Company believes that the transactions with Morrow & Co., Inc. are on as favorable terms as those available from unaffiliated third parties.
     During 2004, Warwick Savings Bank was purchased and merged with Provident Bank. As a result, Board of Director member until February 27, 2006, Fred M. Knipp, is no longer a trustee of the Warwick Savings Bank. The Company now has its principal bank accounts and temporary investments with Provident Bank.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)
Note 16: Quarterly Information (unaudited)

	Fiscal Year Quarters
	($ in thousands)
	First	Second	Third	Fourth		Total

Year ended, December 31, 2005
Revenue	$6,690	$6,385	$6,350	$7,917	(a)	$27,342
Operating income (loss)	(547)	(728)	(1,313)	(359)		(2,947)
Net income	1,222	1,663	967	1,318	(b)	5,170
Earning per share	0.23	0.31	0.18	0.24		0.96

Year ended, December 31, 2004
Revenue	$6,998	$6,928	$7,023	$6,729		$27,678
Operating income (loss)	534	458	475	(353)		1,114
Net income	1,858	2,010	2,152	2,908		8,928
Earning per share	0.34	0.37	0.40	0.54		1.65

(a)	In December 2005, the Company recorded an additional $1,542 of revenues associated with funding from USF based upon the submission by the Company of updated information to USF for the year ended 2005 which resulted in a higher allocation of funds in 2005 apportioned to the Company from USF than had originally been estimated.
(b)	In December 2005, the Company wrote off its net investment in EsiNet in the amount of $705 (see Note: 9).
Note 17: Subsequent Event
     In January 2006, the Company sold its 17% interest in Zefcom to an outside investor group for $700 in cash.

Report of Independent Registered Public Accounting Firm on
Consolidated Financial Statement Schedule
To the Board of Directors
    of Warwick Valley Telephone Company:
Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 13, 2006 appearing in the 2005 Annual Report to Shareholders of Warwick Valley Telephone Company also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ WithumSmith+Brown, P.C.
Princeton, New Jersey
March 13, 2006

Report of Independent Registered Public Accounting Firm on
Consolidated Financial Statement Schedule
To the Board of Directors
     of Warwick Valley Telephone Company:
Our audits of the consolidated financial statements referred to in our report dated November 15, 2005 appearing in the 2005 Annual Report to Shareholders of Warwick Valley Telephone Company also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PriceWaterhouseCoopers LLP
New York, New York
November 15, 2005

WARWICK VALLEY TELEPHONE COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003
($ in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
Description	of Period	Expenses	Accounts	Deductions	of Period
		(Note a)	(Note b)	(Note c)
Allowance for
Uncollectible:
Year 2005	$148	$179	$105	$261	$171
Year 2004	$508	$120	$87	$567	$148
Year 2003	$428	$146	$102	$168	$508

(a)	Provision for uncollectible as stated in statements of income.

(b)	Amounts previously written off which were credited directly to this account when recovered.

(c)	Amounts written off as uncollectible.

WARWICK VALLEY TELEPHONE COMPANY
EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page

3(b)	By-Laws	65

10	Severance Agreement with Larry Drake	80

16	Letter from PricewaterhouseCoopers LLP regarding accuracy of statements concerning their dismissal	85

23.1	Consent of Independent Registered Public Accounting Firm WithumSmith+Brown, P.C.	86

23.2	Consent of Independent Registered Public Accounting Firm PriceWaterhouseCoopers LLP	87

23.3	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP	88

31.1	Rule 13a-14a/15d-14(a) Certification signed by Herbert Gareiss, Jr. Chief Executive Officer	89

31.2	Rule 13a-14a/15d-14(a) Certification signed by Michael Cutler Chief Financial Officer	90

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Herbert Gareiss, Jr.-Chief Executive Officer.	91

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Michael Cutler -Chief Financial Officer.	92

99	Orange County-Poughkeepsie Limited Partnership Financial Statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003.	93