Form 10-Q
period 2006-03-31
WARWICK VALLEY TELEPHONE CO
filed 2006-05-10
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,351,780 Common Shares, $0.01 par value, outstanding at May 8, 2006.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED BALANCE SHEETS
($ in thousands except share and per share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,572	$16,956
Accounts receivable — net of reserve for uncollectibles — $180 and $171, in 2006 and 2005, respectively	3,311	3,680
Other accounts receivable	148	354
Materials and supplies	1,202	1,116
Prepaid income taxes	1,361	1,882
Prepaid expenses	885	929
Deferred income taxes	182	167

Total Current Assets	25,661	25,084

Property, plant and equipment, net	37,104	37,854
Unamortized debt issuance costs	87	90
Intangible asset — pension	624	624
Other deferred charges	834	848
Investments	3,623	3,606
Other assets	123	123

Total Assets	$68,056	$68,229

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$699	$823
Current maturities of long-term debt	1,519	1,519
Advance billing and payments	231	253
Customer deposits	138	141
Accrued taxes	26	34
Pension and post retirement benefit obligations	1,429	1,429
Other accrued expenses	2,255	2,486

Total Current Liabilities	6,297	6,685

Long-term debt, net of current maturities	8,352	8,732
Deferred income taxes	6,858	6,747
Other liabilities and deferred credits	605	561
Pension and postretirement benefit obligations	5,582	5,273

Total Liabilities	27,694	27,998

Shareholders’ Equity
Preferred Shares — $100 par value; authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000;	500	500
Common stock — $0.01 par value; authorized shares of 10,000,000 issued 5,985,463 shares as of March 31, 2006 and December 31, 2005	60	60
Treasury stock — at cost, 633,683 Common Shares as of March 31, 2006 and December 31, 2005	(4,748)	(4,748)
Additional paid in capital	3,487	3,487
Accumulated other comprehensive (loss)	(1,756)	(1,756)
Retained earnings	42,819	42,688

Total Shareholders’ Equity	40,362	40,231

Total Liabilities and Shareholders’ Equity	$68,056	$68,229

Please see accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Operating Revenues:
Local network service	$916	$987
Network access service	1,934	2,244
Long distance services	856	933
Directory advertising	340	351
Online services	1,629	1,717
Other services and sales	400	458

Total operating revenues	6,075	6,690

Operating Expenses:
Plant specific	1,165	1,128
Plant non-specific:
Depreciation and amortization	1,471	1,365
Other	870	856
Customer operations	1,025	1,097
Corporate operations	1,880	1,952
Cost of services and sales	360	419
Property, revenue and payroll taxes	347	420

Total operating expenses	7,118	7,237

Operating loss	(1,043)	(547)

Other Income (Expense):
Interest income (expense), net of capitalized interest	(17)	(63)
Income from equity method investments, net	2,281	2,444
Gain on sale of investment	611	—
Other income (expense)	(6)	54

Total other income (expense) — net	2,869	2,435

Income before income taxes	1,826	1,888

Income Taxes	618	666

Net Income	1,208	1,222

Preferred Dividends	6	6

Income Applicable to Common Stock	$1,202	$1,216

Basic and Diluted Earnings per Share of Outstanding Common Stock	$0.22	$0.23

Weighted Average Shares of Common Stock Outstanding	5,351,780	5,384,558

Please see accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

FOR THE THREE MONTHS ENDED MARCH 31,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:

Net income	$1,208	$1,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,471	1,365
Deferred income taxes	96	362
Interest charged to construction	(1)	(1)
Income from equity investments, net of distributions	(106)	(268)
Gain on sale of investment	(611)	—

Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	369	310
(Increase) Decrease in other accounts receivable	206	(17)
(Increase) Decrease in materials and supplies	(86)	79
(Increase) Decrease in prepaid income taxes	521	—
(Increase) Decrease in prepaid expenses	44	(89)
(Increase) Decrease in deferred charges	14	18
Increase (Decrease) in accounts payable	(124)	(172)
Increase (Decrease) in customers’ deposits	(3)	3
Increase (Decrease) in advance billing and payment	(22)	(19)
Increase (Decrease) in accrued taxes	(8)	122
Increase (Decrease) in pension and post retirement benefit obligations	309	221
Increase (Decrease) in other accrued expenses	(231)	449
Increase (Decrease) in accrued access billing	—	(827)
Increase (Decrease) in other liabilities and deferred credits	45	(5)

Net cash provided by operating activities	3,091	2,753

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(719)	(865)
Interest charged to construction	1	1
Sale of investment	700	—

Net cash used in investing activities	(18)	(864)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(380)	(380)
Dividends (Common and Preferred )	(1,077)	(1,076)
Purchase of treasury stock	—	(1,150)

Net cash used in financing activities	(1,457)	(2,606)

Increase (decrease) in cash and cash equivalents	1,616	(717)

Cash and cash equivalents at beginning of period	16,956	16,809

Cash and cash equivalents at end of period	$18,572	$16,092

Please see the accompanying notes, which are an integral part of the consolidated financial statements

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
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
Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year.
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
NOTE 2: EARNINGS PER SHARE
     Basic and diluted earnings per share are based on the weighted average number of actual shares outstanding of 5,351,780 and 5,384,558 for the three months ended March 31, 2006 and 2005, respectively.
     The Company did not have any common stock equivalents as of March 31, 2006 and 2005.
NOTE 3: COMPREHENSIVE INCOME
     Comprehensive income is equivalent to net income for the three months ended March 31, 2006 and 2005. The Company’s only component of comprehensive loss consists of minimum pension liability.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
($ in thousands except share and per share amounts)
NOTE 4: SEGMENT INFORMATION
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
     The Online segment provides high speed and dial-up Internet services, help desk operations, and Video over VDSL.
     Segment income statement information for the three months ended March 31,

	2006	2005

Revenues
Telephone	$4,920	$5,443
Online	1,629	1,717
Eliminations	(474)	(470)

Total revenues	$6,075	$6,690

Depreciation and amortization
Telephone	$894	$957
Online	577	408

Total depreciation and amortization	$1,471	$1,365

Operating loss
Telephone	$(774)	$(422)
Online	(269)	(125)

Total operating loss	(1,043)	(547)

Interest expense and income	(17)	(63)
Income from equity investments, net	2,281	2,444
Gain on sale of investment	611	—
Other income (expenses)	(6)	54

Income before taxes	$1,826	$1,888

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
($ in thousands except share and per share amounts)
     Segment balance sheet information as of:

	March 31	December 31
	2006	2005

Assets
Telephone	$73,913	$73,820
Online	10,967	10,508
Eliminations	(16,824)	(16,099)

Total assets	$68,056	$68,229

     Segment cash flow information as of March 31, 2006 and 2005 is set forth below:

	2006	2005

Capital expenditures
Telephone	$533	$780
Online	186	85

Total capital expenditures	$719	$865

NOTE 5: MATERIALS AND SUPPLIES
     Material and supplies are carried at average cost. As of March 31, 2006 and December 31, 2005, material and supplies consisted of the following:

	2006	2005

Materials and supplies for outside plant	$259	$274
Materials and supplies for inside plant	620	550
Materials and supplies for online equipment	53	19
Materials and supplies for video equipment	107	105
Material and supplies for equipment held for sale or lease	163	168

	$1,202	$1,116

NOTE 6: PROPERTY, PLANT AND EQUIPMENT
     Plant in Service, at cost, consisted of the following as of March 31, 2006 and December 31, 2005:

	2006	2005

Land, buildings and other support equipment	$8,222	$8,219
Network communications equipment	30,883	31,074
Telephone plant	25,740	25,800
Online plant	10,871	10,860

Plant in service	$75,716	$75,953
Plant under construction	701	157

	76,417	76,110
Less: Accumulated depreciation	39,313	38,256

Property, plant and equipment, net	$37,104	$37,854

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
($ in thousands except share and per share amounts)
NOTE 7: INVESTMENTS
     The Company is a limited partner in Orange County-Poughkeepsie Limited Partnership (“O-P”) and has a 7.5% investment interest which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P.
     The following summarizes O-P’s income statement for the three months ended March 31:

	2006	2005

Net Sales	$38,469	$39,762
Cellular service cost	6,367	4,586
Operating expenses	1,907	1,330

Operating income	30,195	33,846
Other income	218	109

Net income	$30,413	$33,955

Company share of 7.5%	$2,281	$2,547

     The following summarizes O-P’s balance sheet as of March 31, 2006 and December 31, 2005:

	2006	2005

Current assets	$11,432	$9,812
Property, plant and equipment, net	37,556	37,516

Total assets	$48,988	$47,328

Current liabilities	679	432
Partners’ capital	48,309	46,896

Total liabilities and partners’ capital	$48,988	$47,328

Investment in Zefcom
     As of December 31, 2005, the Company owned a 17% interest in Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells Sprint PCS and Verizon Wireless under private label, which was accounted for under the equity method of accounting. The Company’s shares of Zefcom’s losses have been reflected in “Income from equity investments, net” in the Income Statement for the three months ended March 31, 2005. In January 2006, the Company sold its interest in Zefcom to an outside investor for $700 in cash and realized a gain of $611, which has been reflected in “Gain from sale of investment” in the Income Statement for the three months ended March 31, 2006.
Investment in EsiNet
     As of December 31, 2005, the Company had made total capital contributions of $950 in cash to Empire State Independent Fiber Network, LLC (“EsiNet”), satisfying its entire capital contribution commitment. On November 9, 2005, EsiNet closed a commitment with the Rural Telephone Finance Cooperative (“RTFC”) with respect to a $6,750, 10 year secured term credit facility at a variable rate of interest. The loan is secured by all personal, tangible and intangible property of EsiNet, along with all rents, income, revenue, profits and other benefits derived or received from these properties. The proceeds are to be used mainly to finance a portion of the construction of its fiber optic network throughout upstate New York.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
($ in thousands except share and per share amounts)
     In March 2006, the Company’s management conducted a review of EsiNet’s 2006 operating cash flow budget. Based upon this review, and subsequent discussions with EsiNet’s management, it became evident to the Company that EsiNet, while continuing its infrastructure build-out in 2006, was also projecting a significant short-term operating cash flow deficit of a magnitude that it could both jeopardize the construction timetable and potentially force EsiNet into insolvency and loan default. EsiNet’s management has indicated to the Company that it intends to address this situation by enacting cost cutting measures, redirecting a portion of the RFTC loan proceeds away from the infrastructure build-out towards operating expenses, and approaching certain vendors, particularly those from whom it currently leases fiber routes, in order to restructure existing agreements to defer costs to a future date and thus conserve cash. In addition, EsiNet is actively seeking additional sources of equity financing from its existing partners and from outside sources. However, EsiNet, to-date, has no restructured agreements in place with vendors and has not secured any commitments for additional equity financing and thus has failed to provide the Company with any reasonable assurance that it will generate sufficient cash flow to remain a viable going concern in the near future. Accordingly, the Company determined that there existed as of December 31, 2005, a permanent impairment of the entire amount of this investment ($705, representing the original capital contribution of $950, less cumulative equity in losses of $(245) as of December 31, 2005). Consequently, the entire amount of this investment was written off and reflected in the “Loss from write-down of investments” in the Income Statement for the year ended December 31, 2005. The effects on net income and earnings per share for the year ended December 31, 2005 were $457 and $0.08 per share, respectively.
NOTE 8: PENSION AND POST RETIREMENT OBLIGATIONS
The components of net periodic cost for the three months ended March 31 are as follows:

	Pension Benefits		Post Retirement Benefits
	2006	2005	2006	2005

Service Cost	$1	$—	$60	$53
Interest Cost	209	196	102	96
Expected Return On Plan Assets	(221)	(201)	(38)	(34)
Amortization Of Transition Asset	—	—	13	13
Amortization Of Prior Service Cost	52	—	(5)	(5)
Amortization Of Net Loss	—	35	75	68

Net Periodic Benefit Cost	$41	$30	$207	$191

     The Company has previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $1,051 to its pension plan and $378 to its post retirement plan, respectively in 2006. On April 5, 2006, the Company made contributions of $263 and $95, respectively.
NOTE 9: SHAREHOLDERS’ EQUITY
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
Sale of Investment
     As of December 31, 2005, the Company owned a 17% interest in Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells Sprint PCS and Verizon Wireless under private label, which was accounted for under the equity method of accounting. On January 3, 2006 the Company sold its interest in Zefcom to an outside investor for $700 in cash. The Company’s net investment in Zefcom at the time of the sale was $89. The Company realized a gain on the sale of $611. This gain is reflected in the “Gain on sale of investment” in the Consolidated Statement of Income for the three months ended March 31, 2006.
Results of Operations for the three months ended March 31, 2006 and 2005 – (in thousands)
OPERATING REVENUES
Operating revenues decreased by $615 (or 9%) from $6,690 in 2005 to $6,075 in 2006. This decrease was due primarily to:
•	A decrease in Network access service revenues of $310 (or 14%) mainly due to a 20% decline in total switched access minutes in 2006 versus 2005.

•	A decrease in network service revenues of $123 (or 32%) due to the continued decline in interstate interLATA volume as customers continue to switch to wireless and Internet based communications.

•	A decrease in Online service revenues of $88 (or 5%) mainly due to a decrease of $170 (or 31%) in dial-up service revenues due to the continued loss of customers (33% versus 2005) primarily outside our service territory who migrated to other high speed Internet providers, partially offset by increased Video revenues of $40 (or 9%) and DSL revenues of $42 (or 6%) due to a 2% increase in Video and DSL subscribers, respectively in 2006 versus 2005.

•	A decrease in Local service revenues of $71 (or 7%) due to a 7% decrease in access lines in 2006 mainly due to customers switching to Cablevision’s telephone service and the loss of second access lines that were being utilized for dial-up Internet service as customers continue to switch to DSL.

•	A decrease in other service and sales revenues of $58 (or 13%) mainly due to lower rates that were mandated by FCC for reciprocal compensation and an overall decrease in sales of non-regulated ancillary services, partially offset by an increase circuit revenues.

•	A decrease in Directory advertising revenues of $11 (or 3%) as demand for local regional and national directory ad pages declined in 2006.
Partially offset by:
•	An increase in Long distance sales revenues of $46 or 8% due to the continued success of the Company’s long distance plan introduced in 2005, which resulted in an increase in subscribers of 8% versus 2005.

OPERATING EXPENSES
     Operating expenses decreased $119 (or 2%) from $7,237 in 2005 to $7,118 in 2006. This decrease is due mainly to:
•	Property, revenue and payroll taxes that were lower by $73 (or 17%) due mainly to lower state franchise taxes and lower assessments from USF.

•	Corporate operations expense that were lower by $72 (or 4%) mainly as a result of lower professional and consulting fees associated with the Company’s ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act partially offset in 2006 by consulting fees associated with the retention of an investment banking firm engaged to assess strategic options for the Company.

•	Customer operations expenses that were lower by $72 (or 7%) due mainly to lower salaries and benefits as the results of headcount reduction and lower advertising and promotion expenses.

•	Cost of service and sales that were lower by $59 (or 14%) due mainly to a cost savings resulting from ongoing efforts to better manage trunk line capacity requirements, and a reduction in bad debt expense.
Partially offset by:
•	Depreciation and amortization expense that was higher by $106 (or 8%) due mainly to the increased depreciation associated with a change in the estimated life of certain video equipment from seven to three years which took effect, on a prospective basis, in the third quarter of 2005.

•	Plant specific expenses that were higher by $37 (or 3%) mainly the result of increased cost of labor and benefits in 2006. This increase reflects a continued shift in work effort as it relates to plant infrastructure towards routine repair and maintenance projects versus capital improvements and upgrades (capital expenditures are discussed in “Cash Flow from Investing Activities” below). In addition, the Company experienced higher vehicle costs due to the policy of leasing (rather than purchasing) new vehicles, as well as the adverse impact of rising fuel costs.

•	Other plant non-specific expenses that were higher by $14 (or 2%) due mainly to higher salaries and benefits for plant support services allocated to operating expenses versus capital projects for the reasons cited in Plant specific expenses above, and higher utilities expenses.
OTHER INCOME (EXPENSE)
     Other income (expense) increased $434 (or 18%) from $2,435 in 2004 to $2,869 in 2005. This increase is due mainly to:
•	A $611 gain realized on the sale of the Company’s investment in Zefcom in January 2006.

•	A decrease in interest expenses of $46 (or 73%) due mainly to interest income earned on interest bearing cash equivalents offsetting higher interest rates on borrowings.
Partially offset by:
•	Income from investments that was lower by $163 (or 7%) from $2,444 in 2005 to $2,281 in 2006 due mainly to lower earnings from
O-P of $266 (or 11%) resulting from a reduction in wholesale rates in 2006 which could not be offset by continued subscriber growth. Partially offsetting this decline was the absence in 2006 of operating losses from Zefcom ($61 in 2005), which was sold in January 2006, and EsiNet ($42 in 2005), which was written-off in December 2005.

•	Other income (expense) that was lower by $60 due to the absence in 2006 of nonrecurring sales of communications equipment which took place during the comparable period in 2005.

LIQUIDITY AND CAPITAL RESOURCES
The Company had $18,572 of cash and cash equivalents available at March 31, 2006. The Company has a $4,000 line of credit with a bank, of which the entire amount remained unused at March 31, 2006. Interest is at a variable rate and borrowings are on a demand basis without restrictions. In addition, the Company had an unsecured credit facility with CoBank ACB at a variable rate, which approximated 6.7% for the three months ended March 31, 2006. The ability of the Company to draw against the commitment expired on September 30, 2004. The loan remains outstanding until all indebtedness and obligations of the Company under the facility have been paid or satisfied, but no later than July 2012. As of March 31, 2006, $9,871 in principal amount was outstanding under the CoBank ACB term credit facility. In October 2004, the Company began making principal payments on the outstanding debt; the final payment is due July 20, 2012. The Company has no more available borrowings under this facility.
CASH FROM OPERATING ACTIVITIES
     The Company’s primary source of funds continues to be cash generated from operations, supplemented by cash distributions from O-P. The Company’s cash distributions from O-P for the Company’s share of O-P earnings totaled $2,175 for the three months ended March 31, 2006 and 2005, respectively. O-P’s cash distributions are made to the Company on a quarterly basis at the discretion of the general partner.
CASH FROM INVESTING ACTIVITIES
     Capital expenditures totaled $719 during the three months ended March 31, 2006 as compared to $865 for the corresponding period of 2005, reflecting a slowdown in the expansion of the Video product while the Company studies the next generation of video technology, which will offer enhanced services such as video on demand and enable our products to reach additional customers. The Company has begun to deploy this new technology on a limited basis in its New Jersey CLEC. The success of this deployment will determine how aggressively the Company rolls out this technology throughout the rest of its market in 2006.
CASH FROM FINANCING ACTIVITIES
     Dividends declared by the Board of Directors of the Company were $0.20 per share for the three months ended March 31, 2006 and 2005, respectively. The total amount of dividends paid by the Company for the three months ended March 31, 2006 on its common shares was $1,071 as compared to $1,070 in 2005. In March 2005, the Company purchased 50,000 Common Shares from a shareholder at $23 per share (or $1,150).
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

     The Company’s territory is surrounded by the territories of Verizon Communications, Inc., Frontier — A Citizen’s Communications Company and Sprint-United Telephone, all of which offer residential and business telephone services and equipment. There is also several competitive telephone companies located within a 30-mile radius of Warwick, New York. In the fourth quarter of 2004 Cablevision entered the Company’s Warwick, New York market offering a bundle package of competing voice, video and data services at a very low introductory price in an effort to gain market share from the Company.
     The Company is currently competing for local service through access lines with Frontier — A Citizen’s Communications Company in the Middletown, New York area, as well as with Sprint-United Telephone in the Vernon, New Jersey area. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. In addition, the Company is looking into business arrangements with other regional telecommunications companies in order to gain access to their transportation networks in order to expand the reach of the Company’s product offerings. There can be no assurances that the Company will implement any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company’s franchise territory.
     The present market environment requires that Online compete both on the basis of service and price. There are numerous competitors throughout Online’s market area whose services are available to customers. During 2006, UltraLink increased its market penetration level, increasing the number of subscribers by 1%, while conversely, the number of customers for Online’s dial-up product decreased approximately 12% due to the migration of customers to high speed Internet provided either by the Company itself or by the competition, the latter primarily outside of our service territory. Whether customer and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the level of demand for voice, video and data services.
     In addition, our Video product, which was launched in April 2002, is competing against entrenched cable companies including Service Electric Company (“SE”) and Cablevision, and satellite television companies such as Direct TV and Dish Network. In the current market environment, to stay competitive, the Company must be able to offer a video product on par with the Cable companies, which includes such in demand features as HD signal and VOD capability, and at a competitive price. There can be no assurances that the Company will be able to deliver such products profitably at a competitive price.
     On November 10, 2003 Federal Communications Commission (the “FCC”) issued an order requiring intermodal portability (wire line to wireless) in the top one hundred Metropolitan Service Areas by November 23, 2004 where the requesting wireless carrier’s “coverage area” overlaps that of the local exchange carrier. As a result, the Company was required to provide intermodal Local Number Portability (“LNP”) by May 24, 2004. LNP assists a competitor in obtaining our customers because it permits customers to keep their current telephone number, even when they switch their telephone service from the Company to another carrier. As of the end of the year, LNP had not posed a significant competitive risk within the Company’s service territory.
REGULATION
     The Company’s New York telephone service operations are subject to the jurisdiction of the New York Public Service Commission (the “NYPSC”), and the Company’s New Jersey telephone service operations to the jurisdiction of the New Jersey Board of Public Utilities ( the “NJBPU”). These two bodies have regulatory authority over the Company’s local exchange operations with respect to rates, facilities, services, reports, issuance of securities and other matters such as corporate restructuring. As a result, the Company’s ability to respond quickly to changing market conditions or to implement a new business organization can be limited by the necessity of obtaining regulatory reviews or responding to interrogatories which can slow down or even prevent the desired transaction. Interstate toll and access services are subject to the jurisdiction of the FCC. The Company receives reimbursement from carriers in the form of charges for providing carriers access to and from the Company’s local network. The Video business operates in accordance with guidelines established by NYPSC, the NJBPU, and the FCC as well as the municipalities where the Company provides service.
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
     The FCC issued a press release in February 2005 announcing additional requirements for the designation of competitive Eligible Telecommunications Carriers (“ETC”) for receipt of high-cost support. In its corresponding order, released on March 17, 2005, the FCC adopted additional mandatory requirements for ETC designation in cases where it has jurisdiction. In that order the FCC encouraged states that have jurisdiction to designate ETCs to adopt similar requirements. The FCC is considering an overall rulemaking regarding Universal Service Fund (“USF”) support which will be dealt with sometime in the next year. The Commission will consider as part of that rulemaking revisions to the methodology by which contributions to the USF are determined.
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

     On June 29, 2005, the NYPSC issued an Order Instituting Proceeding and Inviting Comments in its Proceeding on Motion of the Commission on Issues Related to the Transition to Intermodal Competition in the Provision of Telephone Services (”Comp III”). Comp III seeks to address the state of competition, the impact competition is having on consumers and providers, and how these changes will, or should, impact the New York regulatory model. On August 15, 2005 the New York State Telephone Association (“NYSTA”) on behalf of the Company and other New York State ILECs, filed its comments in regards to Comp III with the NYPSC. In making its case, NYSTA asserted that, primarily driven by new technologies like VoIP and digital cable television voice services, intermodal competition has within a relatively short period of time created strong competitive alternatives to existing wireless and wire line services, and that ILECs need relief in the areas of consumer protection, mergers, sales and acquisitions, service quality reporting, complaint handling and flexible pricing.
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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     As of December 31, 2005, the management of the Company carried out an assessment under the supervision of and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In the course of completing management’s assessment of the Company’s internal control over financial reporting, management has identified certain control deficiencies that are material weaknesses, as reported in the Company’s Annual Report on Form 10-K for 2005 that was filed on March 28, 2006 (the “2005 Form 10-K”). As of the date of that assessment, the Chief Executive Officer and the Chief Financial Officer provisionally concluded that as a result of these material weaknesses, our disclosure controls and procedures were not effective as of December 31, 2005.
     A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     The Company’s management with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation they have concluded that the Company’s disclosure controls and procedures are not effective in ensuring that all material information required to be filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Commission because of material weaknesses in its internal control over financial reporting as discussed above and in the Company’s 2005 Form 10-K.
     In light of the material weaknesses described in the 2005 Form 10-K, management continues to perform additional analysis and other post-closing procedures to ensure the Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States. Accordingly, management believes that the interim consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the period presented.
(b) Changes in Internal Control over Financial Reporting
     As previously reported in the 2005 Form 10-K, the Company is implementing enhancements and changes to its internal control over financial reporting to provide reasonable assurance that errors and control deficiencies will not recur. For the most part, these remediation initiatives began in 2005 and represent the Company’s plan to remediate the material weaknesses identified above, with some of the remediation plans impacting only one material weakness, while other remediation plans will, after their implementation, remedy several of the material weaknesses after their implementation.
(c) Recent Developments Relating to the Company’s Internal Control over Financial Reporting
     During the quarter ended March 31, 2006, the Company conducted additional assessments and further development of its remediation plan to address material weaknesses. The Company has hired external parties to review, assess and recommend changes to the Company’s internal control over financial reporting. As a result, the Company has made operational and procedural improvements to its internal control over financial reporting. The Company continues to use experienced outside resources to assist in the review, analysis and implementation of its internal control process. Additional procedures for the controls described below that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting have been implemented and tested as of the end of the period covered by this Quarterly Report.
     The Company established a Disclosure Committee that is responsible for ensuring the completeness and accuracy of all financial statement disclosure, reports to the Audit Committee and properly documents all disclosure meetings. The membership of the Committee consists of the Company’s Controller, Compliance Manager and Director of Corporate Planning.

     The Company has implemented procedures to effectively manage the Company’s investments ensuring the completeness and accuracy of recording investments, recording gain on the disposition of an equity investment in the appropriate period and the presentation of related cash flows.
     The Company intends to further implement its action plan to remediate material weaknesses identified as previously reported in the 2005 Form 10-K and improve its processes and control procedures.
     No other changes to internal controls over financial reporting have come to our management’s attention during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     As previously reported, certain shareholders brought suit against the Company seeking to enjoin the Company to recognize persons nominated by those shareholders for the position of Director and to count votes cast with respect to such nominees. On April 26, 2006 the Court ordered the Company, in effect, not to enforce its advance-notice provision with regard to the candidates nominated by Santa Monica and to count any votes otherwise properly cast for those nominees.
ITEM 1A. RISK FACTORS
     The following risk factors modify certain portions of the risk factors that were set forth in the 2005 Form 10-K and should be read in connection therewith.
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
     Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 required the Company to evaluate, and our independent registered public accounting firm attest to, the design and operating effectiveness of our internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. In connection with the evaluation of its internal control over financial reporting, the Company identified material weaknesses, and may discover in the future, areas of its internal control that need improvement. Our efforts regarding internal controls are discussed in detail in the 2005 Form 10K under Item 9A, “Controls and Procedures.” We cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate these material weaknesses. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur additional costs, divert management resources or make other changes. We have not yet remediated all the material weaknesses described in the 2005 Form 10-K under Item 9A, “Controls and Procedures.” If we do not remedy these material weaknesses, we will be required to report in our Quarterly Reports on Form 10-Q or in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.
     If the Company is unable to file its financial statements, it could be delisted by Nasdaq and our stockholders could find it difficult to buy or sell our Common Shares.
     Our Common Shares currently trade on Nasdaq. Nasdaq requires companies to fulfill specific requirements in order for their shares to continue to be listed, including the timely filing of reports with the Securities and Exchange Commission. Consequently, our securities may be considered for delisting if the Company fails to file annual and quarterly reports by the prescribed deadlines, fails to remediate documented material weaknesses in a timely manner or fails to develop and maintain effective controls and procedures. Any of the above could adversely affect the Company’s stock price and subject the Company to sanctions by Nasdaq, or the Securities and Exchange Commission. If our Common Shares are not listed, it could be more difficult and expensive for investors to buy or sell them.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The information required by this item is incorporated by reference to the Company’s current Report on Form 8-K filed on May 3, 2006.
ITEM 5. OTHER INFORMATION
Shareholders in 401(k) Plan
     As of March 31, 2006, 2.5% of the Company’s outstanding Common Shares was held by employees in the Company’s 401(k) plan. These percentages fluctuate quarterly.
ITEM 6. EXHIBITS
3.1 By-Laws as amended on May 4, 2006.
10.1 Form of Indemnification Agreement entered into by the Company with its officers and directors.
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

Warwick Valley Telephone Company
Registrant

Date 5/10/06	/s/Herbert Gareiss, Jr.
Herbert Gareiss, Jr.,
President, Duly Authorized Officer

Date 5/10/06	/s/Michael Cutler
Michael Cutler,
Vice President, Principal Financial Officer