Form 10-Q
period 2006-06-30
WARWICK VALLEY TELEPHONE CO
filed 2006-08-09
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐    Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,351,780 Common Shares, $0.01 par value, outstanding at August 2, 2006.

Index to Form 10-Q

Part I – Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005 (audited)	3

Consolidated Statements of Income for the three and six months ended June 30, 2006 and 2005	4

Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005	5

Notes to Consolidated Financial Statements	6-13

Item. 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-21

Item. 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item. 4. Controls and Procedures	21-23

Part II — Other Information

Item 1A. Risk Factors	23-24

Item 5. Other Information	24

Item 6. Exhibits	24
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED BALANCE SHEETS
($ in thousands except share and per share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets

Current assets:
Cash and cash eqivalents	$17,780	$16,956
Accounts receivable — net of reserve for uncollectibles — $144 and $171, in 2006 and 2005, respectively	3,383	3,680
Other accounts receivable	156	354
Materials and supplies	1,190	1,116
Prepaid income taxes	1,269	1,882
Prepaid expenses	771	929
Deferred income taxes	414	167

Total Current Assets	24,963	25,084

Property, plant and equipment, net	36,863	37,854
Unamortized debt issuance costs	83	90
Intangible asset — pension	625	624
Other deferred charges	821	848
Investments	3,859	3,606
Other assets	123	123

Total Assets	$67,337	$68,229

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$845	$823
Current maturities of long-term debt	1,519	1,519
Advance billing and payments	295	253
Customer deposits	138	141
Accrued taxes	13	34
Pension and post retirement benefit obligations	714	1,429
Other accrued expenses	2,335	2,486

Total Current Liabilites	5,859	6,685

Long-term debt, net of current maturities	7,973	8,732
Deferred income taxes	7,103	6,747
Other liabilities and deferred credits	597	561
Pension and post retirement benefit obligations	5,826	5,273

Total Liabilities	27,358	27,998

Shareholders’ Equity
Preferred Shares — $100 par value; authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000;	500	500
Common stock — $0.01 par value; authorized shares of 10,000,000 issued 5,985,463 shares as of June 30, 2006 and December 31, 2005	60	60
Treasury stock — at cost, 633,683 Common Shares as of June 30, 2006 and December 31, 2005	(4,748)	(4,748)
Additional paid in capital	3,487	3,487
Accumulated other comprehensive (loss)	(1,756)	(1,756)
Retained earnings	42,436	42,688

Total Shareholders’ Equity	39,979	40,231

Total Liabilities and Shareholders’ Equity	$67,337	$68,229

     Please see accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating Revenues:
Local network service	$908	$967	$1,824	$1,954
Network access service	2,109	2,062	4,043	4,306
Long distance services	890	880	1,746	1,813
Directory advertising	328	350	668	701
Online services	1,577	1,700	3,206	3,417
Other services and sales	529	426	929	884

Total operating revenues	6,341	6,385	12,416	13,075

Operating Expenses:
Plant specific	1,211	1,160	2,376	2,288
Plant non-specific:
Depreciation and amortization	1,434	1,357	2,905	2,722
Other	890	820	1,760	1,676
Customer operations	1,088	1,049	2,113	2,146
Corporate operations	2,609	1,973	4,489	3,925
Cost of services and sales	230	420	590	839
Property, revenue and payroll taxes	333	334	680	754

Total operating expenses	7,795	7,113	14,913	14,350

Operating loss	(1,454)	(728)	(2,497)	(1,275)

Other Income (Expense):
Interest income (expense), net of capitalized interest	23	(57)	6	(120)
Income from equity method investments, net	2,487	2,450	4,768	4,894
Gain on sale of investment	—	889	611	889
Other income (expense)	(6)	19	(12)	73

Total other income (expense) — net	2,504	3,301	5,373	5,736

Income before income taxes	1,050	2,573	2,876	4,461

Income Taxes	356	910	974	1,576

Net Income	694	1,663	1,902	2,885

Preferred Dividends	7	7	13	13

Income Applicable to Common Stock	$687	$1,656	$1,889	$2,872

Basic and Diluted Earnings per Share of Outstanding Common Stock	$0.13	$0.31	$0.35	$0.54

Weighted Average Shares of Common Stock Outstanding	5,351,780	5,351,780	5,351,780	5,368,078

     Please see accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

FOR THE SIX MONTHS ENDED JUNE 30,	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:

Net income	$1,902	$2,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,905	2,722
Deferred income taxes	111	1,314
Interest charged to construction		(4)
Income from equity investments, net of distributions	(342)	(210)
Gain on sale of investment	(611)	(889)

Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	298	317
(Increase) Decrease in other accounts receivable	198	860
(Increase) Decrease in materials and supplies	(74)	(76)
(Increase) Decrease in prepaid income taxes	613	(1,333)
(Increase) Decrease in prepaid expenses	158	3
(Increase) Decrease in deferred charges	28	37
Increase (Decrease) in accounts payable	23	163
Increase (Decrease) in customers’ deposits	(3)	(5)
Increase (Decrease) in advance billing and payment	42	44
Increase (Decrease) in deferred income	—	(889)
Increase (Decrease) in accrued taxes	(21)	(425)
Increase (Decrease) in pension and post retirement benefit obligations	(161)	(276)
Increase (Decrease) in other accrued expenses	(150)	265
Increase (Decrease) in accrued access billing	—	(827)
Increase (Decrease) in other liabilities and deferred credits	36	(30)

Net cash provided by operating activities	5,100	3,646

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,914)	(1,415)
Interest charged to construction	—	4
Sale of investment	700	889
Investment contributions	—	(238)

Net cash used in investing activites	(1,362)	(760)

CASH FLOW FROM FINANCING ACTIVITES:
Repayment of long-term debt	(760)	(760)
Dividends (Common and Preferred)	(2,154)	(2,154)
Purchase of treasury stock	—	(1,150)

Net cash used in financing activities	(2,914)	(4,064)

Increase (decrease) in cash and cash equivalents	824	(1,178)

Cash and cash equivalents at beginning of period	16,956	16,809

Cash and cash equivalents at end of period	$17,780	$15,631

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
Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year.
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
NOTE 2: EARNINGS PER SHARE
     Basic and diluted earnings per share are based on the weighted average number of actual shares outstanding of 5,351,780 for the three months ended June 30, 2006 and 2005 and 5,351,780 and 5,368,078 for the six months ended June 30, 2006 and 2005, respectively.
     The Company did not have any common stock equivalents as of June 30, 2006 and 2005.
NOTE 3: COMPREHENSIVE INCOME
     Comprehensive income is equivalent to net income for the three and six months ended June 30, 2006 and 2005. The Company’s only component of comprehensive loss consists of minimum pension liability.

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
The Online segment provides high speed and dial-up Internet services and Video over VDSL.
Segment balance sheet information as of June 30, 2006 and December 31, 2005 is set forth below:

	June 30,	December 31,
	2006	2005

Assets
Telephone	$73,399	$73,820
Online	10,674	10,508
Elimination	(16,736)	(16,099)

Total assets	$67,337	68,229

Segment cash flow information for the six months ended June 30, 2006 and 2005 is set forth below:

	June 30,	June 30,
	2006	2005

Capital Expenditures
Telephone	$1,551	$1,099
Online	363	316

Total Capital Expenditures	$1,914	$1,415

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
($ in thousands except share and per share amounts)
Segment income statement information for the six months ended June 30, 2006 and 2005 is set forth below:

	2006	2005

Revenues
Telephone	$10,152	$10,590
Online	3,206	3,417
Eliminations	(942)	(932)

Total Revenues	$12,416	$13,075

Depreciation and Amortization
Telephone	$1,816	$1,901
Online	1,089	821

Total depreciation and amortization	$2,905	$2,722

Operating (Loss)
Telephone	$(1,949)	$(1,011)
Online	(548)	(264)

Total operating loss	(2,497)	(1,275)

Interest income and expense	6	(120)
Income from equity investments, net	4,768	4,894
Gain on sale of investment	611	889
Other income (expense)	(12)	73

Income before income taxes	$2,876	$4,461

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
($ in thousands except share and per share amounts)
Segment income statement information for the three months ended June 30, 2006 and 2005 is set forth below:

	2006	2005

Revenues
Telephone	$5,232	$5,147
Online	1,577	1,700
Eliminations	(468)	(462)

Total Revenues	$6,341	$6,385

Depreciation and Amortization
Telephone	$922	$944
Online	512	413

Total depreciation and amortization	$1,434	$1,357

Operating (Loss)
Telephone	$(1,175)	$(589)
Online	(279)	(139)

Total operating loss	(1,454)	(728)

Interest expense and income	23	(57)
Income from equity investments, net	2,487	2,450
Gain on sale of investment	—	889
Other income (expense)	(6)	19

Income before income taxes	$1,050	$2,573

NOTE 5: MATERIALS AND SUPPLIES
          Material and supplies are carried at average cost. As of June 30, 2006 and December 31, 2005, material and supplies consisted of the following:

	2006	2005

Materials and supplies for outside plant	$293	$274
Materials and supplies for inside plant	544	550
Materials and supplies for online equipment	41	19
Materials and supplies for video equipment	95	105
Material and supplies for equipment held for sale or lease	217	168

	$1,190	$1,116

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
($ in thousands except share and per share amounts)
NOTE 6: PROPERTY, PLANT AND EQUIPMENT
     Property, Plant and Equipment at cost, consisted of the following as of June 30, 2006 and December 31, 2005:

	2006	2005

Land, buildings and other support equipment	$8,222	$8,219
Network communications equipment	27,468	31,074
Telephone plant	26,236	25,800
Online plant	10,912	10,860

Plant in service	72,838	75,953
Plant under construction	1,297	157

	74,135	76,110
Less: Accumulated depreciation	37,272	38,256

Property, plant and equipment, net	$36,863	$37,854

NOTE 7: INVESTMENTS
     The Company is a limited partner in Orange County-Poughkeepsie Limited Partnership (“O-P”) and has a 7.5% investment interest which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P.
The following summarizes O-P’s income statement for the six months ended June 30:

	2006	2005

Net Sales	$81,057	$83,065
Cellular service cost	14,025	12,551
Operating expenses	3,946	3,103

Operating income	63,086	67,411
Other income	486	326

Net income	$63,572	$67,737

Company share of 7.5%	$4,768	$5,080

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
          The following summarizes O-P’s income statement for the three months ended June 30:

	2006	2005

Net Sales	$42,588	$43,302
Cellular service cost	7,658	7,965
Operating expenses	2,039	1,772

Operating income	32,891	33,565
Other income	268	217

Net income	$33,159	$33,782

Company share of 7.5%	$2,487	$2,534

          The following summarizes O-P’s balance sheet as of June 30, 2006 and December 31, 2005:

	2006	2005

Current assets	$14,115	$9,812
Property, plant and equipment, net	38,453	37,516

Total assets	$52,568	$47,328

Current liabilities	1,100	432
Partners’ capital	51,468	46,896

Total liabilities and partners’ capital	$52,568	$47,328

Investment in Zefcom
          As of December 31, 2005, the Company owned a 17% interest in Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells Sprint PCS and Verizon Wireless under private label, which was accounted for under the equity method of accounting. The Company’s shares of Zefcom’s losses have been reflected in “Income from equity investments, net” in the Income Statement for the three and six months ended June 30, 2005. In January 2006, the Company sold its interest in Zefcom to an outside investor for $700 in cash and realized a gain of $611, which has been reflected in “Gain from sale of investment” in the Income Statement for the six months ended June 30, 2006.
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
NOTE 8: PENSION AND POST RETIREMENT OBLIGATIONS
The components of net periodic cost for the three months ended June 30 are as follows:

			Post Retirement
	Pension Benefits		Benefits
	2006	2005	2006	2005

Service cost	$1	$—	60	53
Interest cost	209	196	102	96
Expected return on plan assets	(221)	(201)	(38)	(34)
Amortization of transition asset	—	—	13	13
Amortization of prior service cost	52	—	(5)	(5)
Amortization of net loss	—	35	75	68

Net periodic benefit cost	$41	$30	$207	$191

The components of net periodic cost for the six months ended June 30 are as follows:

			Post Retirement
	Pension Benefits		Benefits
	2006	2005	2006	2005

Service cost	$2	$—	120	106
Interest cost	418	392	204	192
Expected return on plan assets	(442)	(402)	(76)	(68)
Amortization of transition asset	—	—	26	26
Amortization of prior service cost	104	—	(10)	(10)
Amortization of net loss	—	70	150	136

Net periodic benefit cost	$82	$60	$414	$382

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
          The Company has previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $1,051 to its pension plan and $378 to its post retirement plan in 2006. As of June 30, 2006, the Company made contributions of $525 and $189, respectively.
NOTE 9: SHAREHOLDERS’ EQUITY
          The Company has 10,000,000 authorized Common Shares at a par value of $0.01; 5,000 authorized Preferred Shares at a par value of $100; and 10,000,000 authorized Preferred Shares at a par value of $0.01.
NOTE 10: VOLUNTARY TERMINATION INCENTIVE PLAN
On June 29, 2006 the Company reached an agreement with Local Union No. 503 of the International Brotherhood of Electrical Workers AFL-CIO (the “Union”) that allows the Company to offer both its Plant and Clerical employees a Voluntary Termination Incentive Plan (the “VTIP”). The VTIP is part of the corporate restructuring and force reduction plan. Under the VTIP, eligible employees can receive an incentive payment for years of completed service and continued medical coverage for certain periods of time based upon years of service. Eligible employees have until August 13, 2006 to participate in the program. As of June 30, 2006 the Company has accrued $754 to cover the cost of employees who have elected to participate in the VTIP to date. This liability is included in “Other accrued expenses” in the Balance Sheet as of June 30, 2006. The Company cannot now predict how many additional employees will ultimately take advantage of the program or if some of the participants who volunteered and, therefore, cannot estimate what the final cost will be. Given these circumstances, the Company believes that the range of its exposure for the VTIP is between $600 and $900.
NOTE 11: COMMITMENTS
•	Retention Agreements — The Company has entered into employment retention agreements with its two executive officers Mr. Herbert Gareiss, Jr., Chief Executive Officer, and Mr. Michael A. Cutler, Chief Financial Officer. The agreements are intended to secure the services of the executive officers until the engagement of its investment bankers come to an end or eighteen months after the retention agreements were executed. If they continued to be employed by the Company at that time, they will each receive $200,000.

•	The Company has entered into a contract on May 16, 2006 with Quintrex Data Systems, a supplier of software for telecommunications companies, for the purpose of improving the Company’s business operating support systems that will simultaneously automate and improve the Company’s internal controls over financial reporting. The Company anticipates the systems will be fully integrated in the fourth quarter of 2006. Anticipated capital costs associated with the implementation are estimated to be at $1.2 million.

•	The Company has entered into an agreement with Nortel Networks to upgrade the existing switching equipment to its latest software with the inclusion of “Soft Switch” capabilities. This agreement was entered into on April 5, 2006 and is estimated to cost $1.4 million with an implementation timeline of approximately six months. This will provide the Company with the ability to launch new products into both its incumbent local exchange carrier property and expand the competitive local exchange carrier properties.

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
Voluntary Termination Incentive Plan
On June 29, 2006 the Company reached an agreement with Local Union No. 503 of the International Brotherhood of Electrical Workers AFL-CIO (the “Union”) that allows the Company to offer both its Plant and Clerical employees a Voluntary Termination Incentive Plan (the “VTIP”). The VTIP is part of the corporate restructuring and force reduction plan. Under the VTIP, eligible employees can receive an incentive payment for years of completed service and continued medical coverage for certain periods of time based upon years of service. Eligible employees have until August 13, 2006 to participate in the program. As of June 30, 2006 the Company has accrued $754 to cover the cost of employees who have elected to participate in the VTIP to date. This liability is included in “Other accrued expenses” in the Balance Sheet as of June 30, 2006. The Company cannot now predict how many additional employees will ultimately take advantage of the program or if some of the participants who volunteered and, therefore, cannot estimate what the final cost will be. Given these circumstances, the Company believes that the range of its exposure for the VTIP is between $600 and $900.
Sale of Investment
          As of December 31, 2005, the Company owned a 17% interest in Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells Sprint PCS and Verizon Wireless under private label, which was accounted for under the equity method of accounting. On January 3, 2006 the Company sold its interest in Zefcom to an outside investor for $700 in cash. The Company’s net investment in Zefcom at the time of the sale was $89. The Company realized a gain on the sale of $611. This gain is reflected in the “Gain on sale of investment” in the Consolidated Statement of Income for the six months ended June 30, 2006.
Results of Operations for the three months ended June 30, 2006 and 2005 — (in thousands)
OPERATING REVENUES
Operating revenues decreased by $44 (or 1%) from $6,385 in 2005 to $6,341 in 2006. This decrease was due primarily to:
•	A decrease in Online service revenues of $123 (or 7%) mainly due to a decrease of $141 (or 30%) in dial-up service revenues which reflects the continued migration of customers (loss of 32% versus 2005) primarily outside the Company’s service territory who migrated to other high speed Internet providers. DSL and Video revenues increased marginally, DSL $7 (or 1%) and Video $11 (or 2%), largely due to customers choosing lower priced bundle packages while the number of DSL and Video subscribers remained flat. In total, the number of customers choosing the Company’s Internet dial-up services decreased from 7,284 in 2005 to 4,947 in 2006 or a decrease of 32%.

•	A decrease in Local network service revenues of $59 (or 6%) mainly as a result of customers switching to the competition’s telephone service and the loss of second access lines that were being utilized for dial-up Internet service as customers continue to switch to DSL broadband services for internet access. The number of access lines decreased from 27,398 in 2005 to 25,352 in 2006, a decrease of 7%.

•	A decrease in Directory advertising revenues of $22 (or 6%) as demand for local regional and national directory ad pages continued to decline in 2006.

Partially offset by:
•	An increase in Other service and sales revenues of $103 (or 24%) mainly due to increased revenues generated from the ongoing installation of a communications system at a large residential and resort complex located in our New Jersey territory, partially offset by the continued drop in rates that were mandated by FCC for reciprocal compensation and the continued decline in sales of non-regulated ancillary services.

•	An increase in Long distance sales revenues of $10 or 1% due to an increase in the number of subscribers to the Company’s long distance plan versus the comparable period in 2005.

•	An increase in Network access service revenues of $47 (or 2%) mainly due to higher local switching support revenues received from the Universal Service Fund (the “USF”), offset mainly by lower switched access revenues, reflecting a 23% decline in total switched access minutes in 2006 versus the comparable period in 2005. The lower switched access were themselves partially offset by the recognition of additional switch access revenues in the second quarter of 2006 that had been previously reserved in full against possible refunds related to billing disputes.
OPERATING EXPENSES
          Operating expenses increased $682 (or 10%) from $7,113 in 2005 to $7,795 in 2006. This increase is due mainly to:
•	Corporate operations expense that were higher by $636 (or 32%) mainly as the result of a reserve established for employees electing the VTIP, higher legal fees and annual meeting expenses associated with the previously reported shareholder suit regarding the recent Annual Meeting, partially offset by lower professional and consulting fees associated with the Company’s ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act.

•	Depreciation and amortization expense that was higher by $77 (or 6%) due mainly to the increased depreciation associated with a change in the estimated life of certain video equipment from seven to three years which took effect, on a prospective basis, in the third quarter of 2005.

•	Plant specific expenses that were higher by $51 (or 4%) mainly the result of increased cost of labor and benefits in 2006. This increase reflects a continued shift in work effort from capital improvements and upgrades to routine repair and maintenance projects versus capital improvements and upgrades (capital expenditures are discussed in “Cash Flow from Investing Activities” below).

•	Other plant non-specific expenses that were higher by $70 (or 9%) due mainly to higher salaries and benefits for plant support services allocated to operating expenses versus capital projects for the reasons cited with regard to Plant specific expenses above, and higher content costs associated with the video product.

•	Customer operations expenses that were higher by $39 (or 4%) due mainly to higher outside consulting fees associated with market research and carrier access billing, partially offset by lower salaries and benefits as a result of attrition and lower advertising and promotion expenses.
Partially offset by:
•	Cost of service and sales that were lower by $190 (or 45%) due mainly to a cost savings resulting from ongoing efforts to better manage trunk line capacity requirements, and a reduction in bad debt expense.
OTHER INCOME (EXPENSE)
          Other income (expense) decreased $797 (or 24%) from $3,301 in 2005 to $2,504 in 2006. This decrease is due mainly to:
•	The $889 gain realized in 2005 in the connection with the Company’s previous sale of its investment in Hudson Valley DataNet.

•	Other income (expense) that was lower by $25 related to sales of business communications equipment in the second quarter of 2006 versus the comparable prior period.

Partially offset by:
•	Income from equity method investments net increased by $37 mainly as a result of the write-offs in 2005 of $70 of operating losses from Zefcom and $46 from EsiNet offset by the timing of a patronage dividend ($33) received from CoBank in 2005 and by lower earnings from O-P of $47 (or 2%) resulting from a reduction in wholesale rates in 2006 which were partially offset by continued subscriber growth.

•	Net interest income of $23 in 2006 versus net interest expense of $57 in 2005 is due mainly to interest income earned on interest bearing cash equivalents offsetting higher interest rates on borrowings.
Results of Operations for the six months ended June 30, 2006 and 2005 — (in thousands)
OPERATING REVENUES
Operating revenues decreased by $659 (or 5%) from $13,075 in 2005 to $12,416 in 2006. This decrease was due primarily to:
•	A decrease in Network access service revenues of $263 (or 6%) mainly due to a 21% decline in total switched access minutes in 2006 versus 2005, partially offset by higher local switching support revenues received from the USF.

•	A decrease in Online service revenues of $211 (or 6%) mainly due to a decrease of $311 (or 31%) in dial-up service revenues due to the continued migration of customers (loss of 32% versus 2005) primarily outside our service territory to other high speed Internet providers, partially offset by increased Video revenues of $51 (or 6%) and DSL revenues of $49 (or 3%) due to a 2% increase in both Video and DSL subscribers, respectively in 2006 versus 2005.

•	A decrease in Long distance network service revenues of $67 (or 4%) due to the continued decline in interstate interLATA volume as customers continue to switch to wireless and Internet based communications.

•	A decrease in Local service revenues of $130 (or 7%) due to a 7% decrease in access lines in 2006 mainly as a result of customers switching to the competition’s telephone service and the loss of second access lines that were being utilized primarily for dial-up Internet service as customers continue to switch to broadband services for Internet access.

•	A decrease in Directory advertising revenues of $33 (or 5%) as demand for local regional and national directory ad pages continued to decline in 2006.
Partially offset by:
•	An increase in Other service and sales revenues of $45 (or 5%) mainly due to an increase in revenues generated from the ongoing installation of a communications system at a large residential and resort complex located in our New Jersey territory, which was partially offset by lower rates that were mandated by FCC for reciprocal compensation and an overall decrease in sales of non-regulated ancillary services.
OPERATING EXPENSES
          Operating expenses increased $563 (or 4%) from $14,350 in 2005 to $14,913 in 2006. This increase is due mainly to:
        .
•	Corporate operations expense that were higher by $564 (or 14%) mainly as the result of a reserve established for employees electing the VTIP, higher legal fees and annual meeting expenses associated with the previously reported suit brought by certain shareholders regarding the recent Annual Meeting and consulting fees associated with the retention of an investment banking firm engaged to assess strategic options for the Company, partially offset by lower professional and consulting fees associated with the Company’s ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act.

•	Depreciation and amortization expense that was higher by $183 (or 7%) due mainly to the increased depreciation associated with a change in the estimated life of certain video equipment from seven to three years which took effect, on a prospective basis, in the third quarter of 2005.

•	Plant specific expenses that were higher by $88 (or 4%) mainly the result of increased cost of labor and benefits in 2006. This increase reflects a continued shift in work effort as it relates to plant infrastructure towards routine repair and maintenance projects versus capital improvements and upgrades (capital expenditures are discussed in “Cash Flow from Investing Activities” below).

•	Other plant non-specific expenses that were higher by $84 (or 5%) due mainly to higher salaries and benefits for plant support services allocated to operating expenses versus capital projects for the reasons cited in relation to Plant specific expenses above and higher content costs associated with the video product.
Partially offset by:
•	Cost of service and sales that were lower by $249 (or 30%) due mainly to a cost savings resulting from ongoing efforts to better manage trunk line capacity requirements, and a reduction in bad debt expense.

•	Property, revenue and payroll taxes that were lower by $74 (or 10%) due mainly to lower state franchise taxes.

•	Customer operations expenses that were lower by $33 (or 2%) due mainly to lower salaries and benefits as the result of attrition and lower advertising and promotion expenses, partially offset by higher outside consulting fees associated with market research and carrier access billing.
OTHER INCOME (EXPENSE)
          Other income (expense) decreased $363 (or 6%) from $5,736 in 2005 to $5,373 in 2006. This decrease is due mainly to:
•	The $889 gain realized in 2005 in connection with the Company’s previous sale of its investment in Hudson Valley DataNet.

•	Income from equity method investments, net that was lower by $126 (or 3%) from $4,894 in 2005 to 4,768 in 2006 due mainly to the timing of a patronage dividend ($33) received from CoBank in 2005 and to lower earnings from O-P of $312 (or 6%) resulting from a reduction in wholesale rates in 2006 which could not be completely offset by continued subscriber growth. Partially offsetting this decline was the absence in 2006 of operating losses from Zefcom ($132 in 2005), which was sold in January 2006, and EsiNet ($88 in 2005), which was written-off in December 2005.

•	Other income (expense) that was lower by $85 due to the absence in 2006 of nonrecurring sales of communications equipment which took place during the comparable period in 2005.
Partially offset by:
•	A $611 gain realized on the sale of the Company’s investment in Zefcom in January 2006.

•	A net interest income of $6 in 2006 versus net interest expense of $120 in 2005 due mainly to interest income earned on interest bearing cash equivalents offsetting higher interest rates on borrowings.
LIQUIDITY AND CAPITAL RESOURCES
          The Company had $17,780 of cash and cash equivalents available at June 30, 2006. The Company has a $4,000 line of credit with Provident Bank, of which the entire amount remained unused at June 30, 2006. Interest is at a variable rate and borrowings are on a demand basis without restrictions. In addition, the Company had an unsecured credit facility with CoBank ACB at a variable rate averaging 6.9% for the six months ended June 30, 2006. The ability of the Company to draw against the commitment expired on September 30, 2004. The loan remains outstanding until all indebtedness and obligations of the Company under the facility have been paid or satisfied, but no later than July 2012. As of June 30, 2006, $9,491 in principal amount was outstanding under the CoBank ACB term credit facility. In October 2004, the Company began making principal payments on the outstanding debt; the final payment is due July 20, 2012. The Company has no more available borrowings under this facility.

CASH FROM OPERATING ACTIVITIES
          The Company’s primary source of funds continues to be generated from operations, supplemented by cash distributions from O-P. The Company’s cash distributions from O-P for the Company’s share of O-P earnings totaled $4,425 and $4,650 for the six months ended June 30, 2006 and 2005, respectively. O-P’s cash distributions are made to the Company on a quarterly basis at the discretion of the general partner.
CASH FROM INVESTING ACTIVITIES
          Capital expenditures totaled $1,914 during the six months ended June 30, 2006 as compared to $1,415 for the corresponding period of 2005 The Company’s capital program to-date has largely been focused on the creation of a communication infrastructure for a large and expanding residential and resort complex located in the Company’s New Jersey CLEC territory. In connection with this project the Company has also begun deploying new video technology, and is presently studying the possibility of further deployment of this technology throughout the rest of its market in the second half of 2006.
CASH FROM FINANCING ACTIVITIES
          Dividends declared by the Board of Directors of the Company were $0.20 per share for the three months ended June 30, 2006 and 2005, respectively. The total amount of dividends paid by the Company for the six months ended June 30, 2006 and 2005 on its common shares was $2,142. In March 2005, the Company purchased 50,000 of its Common Shares from a shareholder at $23 per share (or $1,150).
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
          The Company’s territory is surrounded by the territories of Verizon Communications, Inc., Frontier — A Citizen’s Communications Company and Sprint-United Telephone, all of which offer residential and business telephone services and equipment. There is also several competitive telephone companies located within a 30-mile radius of Warwick, New York. In the fourth quarter of 2004 Cablevision entered the Company’s Warwick, New York market offering a bundled package of competing voice, video and data services at a low introductory price in an effort to gain market share from the Company.
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
          On November 10, 2003 Federal Communications Commission (the “FCC”) issued an order requiring intermodal portability (wire line to wireless) in the top one hundred Metropolitan Service Areas by November 23, 2004 where the requesting wireless carrier’s “coverage area” overlaps that of the local exchange carrier. As a result, the Company was required to provide intermodal Local Number Portability (“LNP”) by May 24, 2004. LNP assists a competitor in obtaining our customers because it permits customers to keep their current telephone number, even when they switch their telephone service from the Company to another carrier. To date, LNP had not posed a significant competitive risk within the Company’s service territory.
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
          The 1996 Act opened local telecommunications markets to competition, preempting state and local laws to the extent that they prevented competitive entry into a market. The 1996 Act allows states to retain the authority to preserve universal service, protect public safety and welfare, ensure quality of service, protect consumers and mediate and arbitrate disputes involving interconnection agreements between carriers. The 1996 Act generally requires local carriers to interconnect with other carriers, unbundle their services at wholesale rates, permit resale of their services, enable collocation of equipment, provide LNP and dialing parity, provide access to poles, ducts, conduits and rights-of-way, and complete calls originating by competing carriers under termination agreements.
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
          The FCC issued a press release in February 2005 announcing additional requirements for the designation of competitive Eligible Telecommunications Carriers (“ETC”) for receipt of high-cost support. In its corresponding order, released on March 17, 2005, the FCC adopted additional mandatory requirements for ETC designation in cases where it has jurisdiction. In that order the FCC encouraged states that have jurisdiction to designate ETCs to adopt similar requirements. The FCC is considering an overall rulemaking regarding the USF support which will be dealt with sometime in the next year. The Commission will consider as part of that rulemaking revisions to the methodology by which contributions to the USF are determined.
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
          On June 29, 2005, the NYPSC issued an Order Instituting Proceeding and Inviting Comments in its Proceeding on Motion of the Commission on Issues Related to the Transition to Intermodal Competition in the Provision of Telephone Services (”Comp III”). Comp III seeks to address the state of competition, the impact competition is having on consumers and providers, and how these changes will, or should, impact the New York regulatory model. On August 15, 2005 the New York State Telephone Association (“NYSTA”) on behalf of the Company and other New York State ILECs, filed its comments in regard to Comp III with the NYPSC. In making its case, NYSTA asserted that, primarily driven by new technologies like VoIP and digital cable television voice services, intermodal competition has within a relatively short period of time created strong competitive alternatives to existing wireless and wire line services, and that ILECs need relief in the areas of consumer protection, mergers, sales and acquisitions, service quality reporting, complaint handling and flexible pricing.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The Company does not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes. The Company’s only assets exposed to market risk are its interest bearing bank accounts, into which the Company deposits its excess operating funds on a daily basis, the $5,000 of borrowed funds which CoBank has deposited in an interest bearing money market account on the Company’s behalf and a $3,500 certificate of deposit currently held with our primary commercial banker. In regards to its CoBank loan, the Company has the option of choosing the following rate options: Weekly Quoted Variable Rate, Long-Term Fixed Quote and a Libor Option. The Company does not believe that its exposure to interest rate risk is material.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
          As of December 31, 2005, the management of the Company carried out an assessment under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In the course of completing management’s assessment of the Company’s internal control over financial reporting, management has identified certain control deficiencies that are material weaknesses, as reported in the Company’s Annual Report on Form 10-K for 2005 that was filed on March 28, 2006 (the “2005 Form 10-K”). As of the date of that assessment, the Chief Executive Officer and the Chief Financial Officer concluded that as a result of these material weaknesses, the Company’s disclosure controls and procedures were not effective as of December 31, 2005.
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
          In light of the material weaknesses described in the 2005 Form 10-K, management continues to perform additional analyses and other post-closing procedures to ensure that the Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Accordingly, management believes that the interim consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the period presented.
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
(c) Recent Developments Relating to the Company’s Internal Control over Financial Reporting
          During the quarter ended June 30, 2006, the Company conducted additional assessments and further development of its remediation plan to address material weaknesses. The Company has hired external parties to review, assess and recommend changes to the Company’s internal control over financial reporting. As a result, the Company has made operational and procedural improvements to its controls over financial reporting. The Company continues to use experienced outside resources to assist in the review, analysis and implementation of its internal control process. The Company implemented procedures to effectively manage the Company’s investments ensuring the completeness and accuracy of recording investments, recording gain on the disposition of an equity investment in the appropriate period and the presentation of related cash flows.
          The Company continues to further implement its action plan to remediate material weaknesses identified as previously reported in the 2005 Form 10-K and improve its processes and control procedures. While these remediation efforts have improved the design effectiveness of internal controls over financial reporting, the Company has not fully remediated some of these material weaknesses as it is still in the process of testing and assessing there results. During the quarter ended June 30, 2006 the Company has:
•	Continued efforts to upgrade the skill sets for the accounting group through continuing education and ongoing training while maintaining staffing with appropriate skills and experience in the application of accounting principles generally accepted in the United States of America (“GAAP”) commensurate with the Company’s financial reporting requirements.

•	Entered into a contract on May 16, 2006 with Quintrex Data Systems, a supplier of software for telecommunications companies, for the purpose of improving the Company’s business operating support systems that will simultaneously automate and improve the Company’s internal controls over financial reporting. The Company anticipates the systems will be fully integrated in the fourth quarter of 2006. Anticipated capital costs associated with the implementation are estimated to be at $1.2 million.

•	Continued to improve its controls surrounding the development, changes and maintenance of billing rates by restricting access to only authorized personnel.

•	Continued to implement controls and designed procedures that require approval and processing of customer payments with the appropriate levels of management review and approval.

•	Continued to improve its controls and procedures related to the switching process for tolls and carrier access billings that require appropriate levels of management review.

•	Continued to increase controls regarding spreadsheets utilized in the period-end financial reporting process by restricting access to spreadsheets and the back-up of these spreadsheets.
          Additional procedures for the controls that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting have been implemented and tested as of the end of the period covered by this Quarterly Report.

          No other changes to internal controls over financial reporting have come to the Company’s management’s attention during the six months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
          The following risk factors modify certain portions of the risk factors that were set forth in the 2005 Form 10-K and should be read in connection therewith.
          The Company has completed its assessment of the design and operating effectiveness of its internal controls over financial reporting, and has identified material weaknesses in its internal controls over financial reporting that may prevent the Company from being able to accurately report its financial results or prevent fraud. Such weaknesses could harm our business and operating results, the trading price of our stock and our access to capital.
          Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 required the Company to evaluate, and its independent registered public accounting firm to attest to, the design and operating effectiveness of the Company’s internal control over financial reporting. If the Company cannot provide reliable and accurate financial reports and prevent fraud, its business and operating results could be harmed. In connection with the evaluation of its internal control over financial reporting, the Company identified material weaknesses, and may discover in the future, areas of its internal control that need improvement. The Company’s efforts regarding internal controls are discussed in detail in the 2005 Form 10K under Item 9A, “Controls and Procedures.” We cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate these material weaknesses. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur additional costs, divert management resources or make other changes.” The Company has not yet remediated all the material weaknesses described in the 2005 Form 10-K under Item 9A, “Controls and Procedures.” If the Company does not remediate these material weaknesses, it will be required to report in its Quarterly Reports on Form 10-Q or in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in the Company’s internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm its operating results, cause it to fail to meet its financial reporting obligations, or prevent it from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of the Company’s material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of its stock and its access to capital.
          If the Company is unable to file its financial statements, it could be delisted by Nasdaq and the Company’s stockholders could find it difficult to buy or sell the Company’s Common Shares.
          The Company’s Common Shares currently trade on Nasdaq. Nasdaq requires companies to fulfill specific requirements in order for their shares to continue to be listed, including the timely filing of reports with the Securities and Exchange Commission. Consequently, its securities may be considered for delisting if the Company fails to file annual and quarterly reports by the prescribed deadlines, fails to remediate documented material weaknesses in a timely manner or fails to develop and maintain effective controls and procedures. Any of the above could adversely affect the Company’s stock price and subject the Company to sanctions by Nasdaq, or the Securities and Exchange Commission. If the Company’s Common Shares are not listed, it could be more difficult and expensive for investors to buy or sell them.

ITEM 5. OTHER INFORMATION
Shareholders in 401(k) Plan
          As of June 30, 2006, 2.5% of the Company’s outstanding Common Shares were held by employees in the Company’s 401(k) plan. These percentages fluctuate quarterly.
Strategic Planning
          As previously reported, the Company has retained the investment banking firm Stifel, Nicolaus & Company, Incorporated (“Stifel”) to assist the Company in assessing the strategic options available to the Company. These options could include acquisitions or joint ventures by the Company or the sale of all or a part of the Company. The Company and Stifel are still in the process of evaluating the various options. There can be no assurances that any transaction or action of any kind will result from this engagement.
ITEM 6. EXHIBITS
10.1 Retention agreement-Herbert Gareiss, Jr.-Principal Executive Officer
10.2 Retention agreement-Michael Cutler-Principal Financial Officer
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

Warwick Valley Telephone Company
Registrant

Date 8/09/06	/s/Herbert Gareiss, Jr.
Herbert Gareiss, Jr.,
President, Duly Authorized Officer

Date 8/09/06	/s/Michael Cutler
Michael Cutler,
Vice President, Principal Financial Officer