Form 10-Q
period 2006-09-30
WARWICK VALLEY TELEPHONE CO
filed 2006-11-09
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,351,780 Common Shares, $0.01 par value, outstanding at November 6, 2006.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED BALANCE SHEETS
($ in thousands except share and per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$17,006	$16,956
Accounts receivable — net of reserve for uncollectibles — $132 and $171, in 2006 and 2005, respectively	3,659	3,680
Other accounts receivable	98	354
Materials and supplies	1,359	1,116
Prepaid income taxes	1,182	1,882
Prepaid expenses	926	929
Deferred income taxes	195	167

Total Current Assets	24,425	25,084

Property, plant and equipment, net	37,037	37,854
Unamortized debt issuance costs	80	90
Intangible asset — pension	624	624
Other deferred charges	808	848
Investments	3,936	3,606
Other assets	124	123

Total Assets	$67,034	$68,229

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$749	$823
Current maturities of long-term debt	1,519	1,519
Advance billing and payments	270	253
Customer deposits	126	141
Accrued taxes	125	34
Pension and post retirement benefit obligations	714	1,429
Other accrued expenses	1,914	2,486

Total Current Liabilites	5,417	6,685

Long-term debt, net of current maturities	7,593	8,732
Deferred income taxes	7,324	6,747
Other liabilities and deferred credits	597	561
Pension and post retirement benefit obligations	5,940	5,273

Total Liabilities	26,871	27,998

Shareholders’ equity
Preferred shares — $100 par value; authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000;	500	500
Common stock — $0.01 par value; authorized shares of 10,000,000 issued 5,985,463 shares as of September 30, 2006 and December 31, 2005	60	60
Treasury stock — at cost, 633,683 Common Shares as of September 30, 2006 and December 31, 2005	(4,748)	(4,748)
Additional paid in capital	3,487	3,487
Accumulated other comprehensive (loss)	(1,756)	(1,756)
Retained earnings	42,620	42,688

Total Shareholders’ Equity	40,163	40,231

Total Liabilities and Shareholders’ Equity	$67,034	$68,229

Please see accompanying notes, which are an intergral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($ in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating Revenues:
Local network service	$882	$995	$2,706	$2,949
Network access service	2,174	2,009	6,217	6,315
Long distance services	887	892	2,633	2,705
Directory advertising	340	358	1,008	1,059
Online services	1,527	1,680	4,733	5,097
Other services and sales	526	416	1,455	1,300

Total operating revenues	6,336	6,350	18,752	19,425

Operating Expenses:
Plant specific	1,332	1,184	3,707	3,472
Plant non-specific:
Depreciation and amortization	1,264	1,433	4,166	4,155
Other	805	890	2,567	2,566
Customer operations	977	1,123	3,091	3,269
Corporate operations	1,709	2,363	6,198	6,288
Cost of services and sales	367	328	957	1,167
Property, revenue and payroll taxes	273	342	953	1,096

Total operating expenses	6,727	7,663	21,639	22,013

Operating loss	(391)	(1,313)	(2,887)	(2,588)

Other Income (Expense):
Interest income (expense), net of capitalized interest	15	(38)	21	(158)
Income from equity method investments, net	2,177	2,810	6,945	7,671
Gain on sale of investment	—	—	611	889
Other income (expense)	(16)	36	(28)	142

Total other income (expense) — net	2,176	2,808	7,549	8,544

Income before income taxes	1,785	1,495	4,662	5,956

Income taxes	526	528	1,500	2,104

Net income	1,259	967	3,162	3,852

Preferred dividends	6	6	19	19

Income applicable to common stock	$1,253	$961	$3,143	$3,833

Basic and Diluted Earnings per Share of Outstanding Common Stock	$0.23	$0.18	$0.59	$0.71

Weighted Average Shares of Common Stock Outstanding	5,351,780	5,351,780	5,351,780	5,362,586

Please see accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:

Net income	$3,162	$3,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,166	4,155
Deferred income taxes	549	1,494
Interest charged to construction	(1)	(8)
Income from equity investments, net of distributions	(419)	(1,045)
Gain on sale of investment	(611)	(889)

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	21	578
(Increase) decrease in other accounts receivable	256	869
(Increase) decrease in materials and supplies	(243)	(23)
(Increase) decrease in prepaid income taxes	700	(984)
(Increase) decrease in prepaid expenses	3	(94)
(Increase) decrease in deferred charges	40	55
Increase (decrease) in accounts payable	(75)	(231)
Increase (decrease) in customer deposits	(15)	(6)
Increase (decrease) in advance billing and payment	17	20
Increase (decrease) in deferred income	—	(889)
Increase (decrease) in accrued taxes	91	(500)
Increase (decrease) in pension and post retirement benefit obligations	(48)	(492)
Increase (decrease) in other accrued expenses	(572)	1,046
Increase (decrease) in accrued access billing	—	(827)
Increase (decrease) in other liabilities and deferred credits	36	16

Net cash provided by operating activities	7,057	6,097

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(3,339)	(2,104)
Interest charged to construction	1	8
Sale of investment	700	889
Investment contributions	—	(238)

Net cash used in investing activites	(2,638)	(1,445)

CASH FLOW FROM FINANCING ACTIVITES:
Repayment of long-term debt	(1,139)	(1,139)
Dividends (Common and Preferred)	(3,230)	(3,230)
Purchase of treasury stock	—	(1,150)

Net cash used in financing activities	(4,369)	(5,519)

Increase (decrease) in cash and cash equivalents	50	(867)

Cash and cash equivalents at beginning of period	16,956	16,809

Cash and cash equivalents at end of period	$17,006	$15,942

Please see the accompanying notes, which are an intergral part of the consolidated financial statements

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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year.
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
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that the adoption of FIN No. 48 will have on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.“This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the effects, if any, that adoption of SFAS No. 157 will have on its financial statements.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
($ in thousands except share and per share amounts)
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of shareholders’ equity. SFAS No. 158 does not change the amount of net periodic benefit cost included in net earnings. The requirement to recognize the funded status of defined benefit postretirement plans is effective for fiscal years ending after December 15, 2006. The Company estimates that the impact due to the recognition at December 31, 2006 of recording a liability will be approximately $3,600 for the previously unrecognized underfunded status of the plans. This would also reduce shareholders’ equity by approximately $3,600 before tax. Actual December 31, 2006 results could vary significantly depending on the discount rate used and on the actual return on assets for 2006. The Company will adopt SFAS No. 158 as of December 31 2006.
NOTE 3: EARNINGS PER SHARE
Basic and diluted earnings per share are based on the weighted average number of actual shares outstanding of 5,351,780 for the three months ended September 30, 2006 and 2005 and 5,351,780 and 5,362,586 for the nine months ended September 30, 2006 and 2005, respectively.
The Company did not have any common stock equivalents as of September 30, 2006 and 2005.
NOTE 4: COMPREHENSIVE INCOME
Comprehensive income is equivalent to net income for the three and nine months ended September 30, 2006 and 2005. The Company’s only component of other comprehensive loss consists of minimum pension liability. However, the Company adjusts this amount only on an annual basis.
NOTE 5: IMPAIRMENT OF LONG LIVED ASSETS
Statement of Financial Accounting Standards (SFAS) No. 144 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the course of the Company’s review of the carrying value of customer video equipment, it was determined that certain equipment was impaired. This resulted in an impairment loss of $67. These losses reflect the amounts by which the carrying values of these assets exceeded their estimated fair values determined by their estimated future undiscounted cash flows. The impairment loss is recorded as a component of “Plant expenses” in the Income Statement for the third quarter 2006.
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
The Online segment provides high speed and dial-up Internet services and Video over VDSL.
Segment balance sheet information as of September 30, 2006 and December 31, 2005 is set forth below:

	September 30,	December 31,
	2006	2005

Assets
Telephone	$72,711	$73,820
Online	7,785	10,508
Elimination	(13,462)	(16,099)

Total assets	$67,034	68,229

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
($ in thousands except share and per share amounts)
Segment cash flow information for the nine months ended September 30, 2006 and 2005 is set forth below:

	September 30,	September 30,
	2006	2005

Capital Expenditures
Telephone	$2,901	$1,578
Online	438	526

Total Capital Expenditures	$3,339	$2,104

Segment income statement information for the nine months ended September 30, 2006 and 2005 is set forth below:

	2006	2005

Revenues
Telephone	$15,426	$15,728
Online	4,733	5,097
Eliminations	(1,407)	(1,400)

Total Revenues	$18,752	$19,425

Depreciation and Amortization
Telephone	$2,692	$2,826
Online	1,474	1,329

Total depreciation and amortization	$4,166	$4,155

Operating (Loss)
Telephone	$(2,036)	$(2,126)
Online	(851)	(462)

Total operating loss	(2,887)	(2,588)

Interest income (expense)	21	(158)
Income from equity method investments, net	6,945	7,671
Gain on sale of investment	611	889
Other income (expense)	(28)	142

Income before income taxes	$4,662	$5,956

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
($ in thousands except share and per share amounts)
Segment income statement information for the three months ended September 30, 2006 and 2005 is set forth below:

	2006	2005

Revenues
Telephone	$5,274	$5,138
Online	1,527	1,680
Eliminations	(465)	(468)

Total Revenues	$6,336	$6,350

Depreciation and Amortization
Telephone	$880	$925
Online	384	508

Total depreciation and amortization	$1,264	$1,433

Operating (Loss)
Telephone	$(82)	$(1,115)
Online	(309)	(198)

Total operating loss	(391)	(1,313)

Interest income (expense)	15	(38)
Income from equity method investments, net	2,177	2,810
Other income (expense)	(16)	36

Income before income taxes	$1,785	$1,495

NOTE 7: MATERIALS AND SUPPLIES
Material and supplies are carried at average cost. As of September 30, 2006 and December 31, 2005, material and supplies consisted of the following:

	2006	2005

Materials and supplies for outside plant	$367	$274
Materials and supplies for inside plant	583	550
Materials and supplies for online equipment	30	19
Materials and supplies for video equipment	224	105
Material and supplies for equipment held for sale or lease	155	168

	$1,359	$1,116

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
($ in thousands except share and per share amounts)
NOTE 8: PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment at cost, consisted of the following as of September 30, 2006 and December 31, 2005:

	2006	2005

Land, buildings and other support equipment	$8,237	$8,219
Network communications equipment	27,944	31,074
Telephone plant	26,158	25,800
Online plant	10,917	10,860

Plant in service	73,256	75,953
Plant under construction	2,166	157

	75,422	76,110
Less: Accumulated depreciation	38,385	38,256

Property, plant and equipment, net	$37,037	$37,854

NOTE 9: INVESTMENTS
The Company is a limited partner in Orange County-Poughkeepsie Limited Partnership (“O-P”) and has a 7.5% investment interest which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P.
The following summarizes O-P’s income statement for the nine months ended September 30:

	2006	2005

Net Sales	$117,732	$130,283
Cellular service cost	19,492	19,409
Operating expenses	6,325	4,831

Operating income	91,915	106,043
Other income	682	489

Net income	$92,597	$106,532

Company share of 7.5%	$6,945	$7,990

The following summarizes O-P’s income statement for the three months ended September 30:

	2006	2005

Net Sales	$36,676	$47,218
Cellular service cost	5,467	6,858
Operating expenses	2,379	1,728

Operating income	28,830	38,632
Other income	196	163

Net income	$29,026	$38,795

Company share of 7.5%	$2,177	$2,910

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
($ in thousands except share and per share amounts)
The following summarizes O-P’s balance sheet as of September 30, 2006 and December 31, 2005:

	2006	2005

Current assets	$13,130	$9,812
Property, plant and equipment, net	41,079	37,516

Total assets	$54,209	$47,328

Current liabilities	1,715	432
Partners’ capital	52,494	46,896

Total liabilities and partners’ capital	$54,209	$47,328

Investment in Zefcom
As of December 31, 2005, the Company owned a 17% interest in Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells Sprint PCS and Verizon Wireless under private label, which was accounted for under the equity method of accounting. The Company’s shares of Zefcom’s losses have been reflected in “Income from equity method investments, net” in the Income Statement for the three and nine months ended September 30, 2005. In January 2006, the Company sold its interest in Zefcom to an outside investor for $700 in cash and realized a gain of $611, which has been reflected in “Gain from sale of investment” in the Income Statement for the nine months ended September 30, 2006.
NOTE 10: PENSION AND POST RETIREMENT OBLIGATIONS
The components of net periodic cost for the three months ended September 30 are as follows:

			Post Retirement
	Pension Benefits		Benefits
	2006	2005	2006	2005

Service cost	$1	$—	60	53
Interest cost	209	196	102	97
Expected return on plan assets	(221)	(201)	(38)	(34)
Amortization of transition asset	—	—	13	13
Amortization of prior service cost	52	—	(5)	(5)
Amortization of net loss	—	36	75	68

Net periodic benefit cost	$41	$31	$207	$192

The components of net periodic cost for the nine months ended September 30 are as follows:

			Post Retirement
	Pension Benefits		Benefits
	2006	2005	2006	2005

Service cost	$3	$—	180	159
Interest cost	627	589	306	288
Expected return on plan assets	(664)	(603)	(113)	(102)
Amortization of transition asset	—	—	39	39
Amortization of prior service cost	157	—	(15)	(15)
Amortization of net loss	—	105	224	204

Net periodic benefit cost	$123	$91	$621	$573

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
($ in thousands except share and per share amounts)
The Company has previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $1,051 to its pension plan and $378 to its post retirement plan in 2006. As of September 30, 2006, the Company made contributions of $656 and $189, respectively.
NOTE 11: SHAREHOLDERS’ EQUITY
The Company has 10,000,000 authorized Common Shares at a par value of $0.01; 5,000 authorized Preferred Shares at a par value of $100; and 10,000,000 authorized Preferred Shares at a par value of $0.01.
NOTE 12: VOLUNTARY TERMINATION INCENTIVE PLAN
On June 29, 2006 the Company reached an agreement with Local Union No. 503 of the International Brotherhood of Electrical Workers AFL-CIO (the “Union”) that allows the Company to offer both its Plant and Clerical employees a Voluntary Termination Incentive Plan (the “VTIP”). The VTIP is part of the corporate restructuring and force reduction plan. Under the VTIP, eligible employees could receive an incentive payment for years of completed service and continued medical coverage for certain periods of time based upon years of service. Eligible employees had until August 13, 2006 to elect to participate in the program. In total 28 employees elected to participate in the VTIP. As of September 30, 2006 the Company recognized an estimated total expense of $827. As of September 30, 2006 the Company has paid $577 to participants and the remaining balance of $250 is included in other accrued expenses in the Balance Sheet as of September 30, 2006.
NOTE 13: COMMITMENTS
•	Retention Agreements-The Company has entered into employment retention agreements on May 11, 2006 with its two executive officers Mr. Herbert Gareiss, Jr., Chief Executive Officer, and Mr. Michael A. Cutler, Chief Financial Officer. The agreements are intended to secure the services of the executive officers until the engagement of its investment bankers come to an end or eighteen months after the retention agreements were executed, whichever comes first. If they continued to be employed by the Company at that time, they will each receive $200.

•	The Company has entered into a contract on May 16, 2006 with Quintrex Data Systems, a supplier of software for telecommunications companies to upgrade the Company’s business operating support systems that will simultaneously automate and improve the Company’s internal controls over financial reporting. The Company anticipates the systems will be fully integrated in the first quarter of 2007. Anticipated capital costs associated with the implementation are estimated to be $1,200.

•	The Company has entered into an agreement with Nortel Networks to upgrade the existing switching equipment to its latest software with the inclusion of “Soft Switch” capabilities. This agreement was entered into on April 5, 2006 and is estimated to cost $1,400. The upgraded “Soft Switch” has been installed and is now undergoing testing and is expected to be fully implemented by December 31, 2006. This will provide the Company with the ability to launch new products into both its incumbent local exchange carrier property and expand the competitive local exchange carrier properties.

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
Voluntary Termination Incentive Plan
On June 29, 2006 the Company reached an agreement with Local Union No. 503 of the International Brotherhood of Electrical Workers AFL-CIO (the “Union”) that allows the Company to offer both its Plant and Clerical employees a Voluntary Termination Incentive Plan (the “VTIP”). The VTIP is part of the corporate restructuring and force reduction plan. Under the VTIP, eligible employees could receive an incentive payment for years of completed service and continued medical coverage for certain periods of time based upon years of service. Eligible employees had until August 13, 2006 to elect to participate in the program. In total 28 employees elected to participate in the VTIP. As of September 30, 2006 the Company recognized an estimated total expense of $827. As of September 30, 2006 the Company has paid $577 to participants and the remaining balance of $250 is included in other accrued expenses in the Balance Sheet as of September 30, 2006.
Sale of Investment
As of December 31, 2005, the Company owned a 17% interest in Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells Sprint PCS and Verizon Wireless under private label, which was accounted for under the equity method of accounting. On January 3, 2006 the Company sold its interest in Zefcom to an outside investor for $700 in cash. The Company’s net investment in Zefcom at the time of the sale was $89. The Company realized a gain on the sale of $611. This gain is reflected in the “Gain on sale of investment” in the Consolidated Statement of Income for the nine months ended September 30, 2006.
Results of Operations for the three months ended September 30, 2006 and 2005 – (in thousands)
OPERATING REVENUES
Operating revenues decreased by $14 (or 1%) from $6,350 in 2005 to $6,336 in 2006. This decrease was due primarily to:
•	A decrease in Online service revenues of $153 (or 9%) mainly due to a decrease in dial-up service revenues which reflects the continued migration of customers (loss of 14% versus 2005) primarily outside the Company’s service territory to other high speed Internet providers. In total, the number of customers choosing the Company’s Internet dial-up services decreased from 6,579 in 2005 to 4,345 in 2006, a decrease of 34%.

•	A decrease in Local network service revenues of $113 (or 11%) mainly as a result of customers switching to the competition’s telephone service and the loss of second access lines that were being utilized for dial-up Internet service as customers continue to switch to DSL broadband services for internet access. The number of access lines decreased from 26,899 in 2005 to 24,679 in 2006, a decrease of 8%.

•	A decrease in Directory advertising revenues of $18 (or 5%) as demand for local regional and national directory printed ad pages continued to decline in 2006.

•	A decrease in Long distance sales revenues of $5 (or 1%) due to a decrease in the number of subscribers to the Company’s long distance plans versus the comparable period in 2005.

Partially offset by:
•	An increase in Other service and sales revenues of $110 (or 26%) mainly due to increased revenues generated from the ongoing installation of a communications system at a large residential and resort complex located in our New Jersey territory, partially offset by the continued drop in rates that were mandated by FCC for reciprocal compensation and the continued decline in sales of non-regulated ancillary services.

•	An increase in Network access service revenues of $165 (or 8%) mainly due to higher local switching support revenues received from the Universal Service Fund (the “USF”), partially offset by lower switched access revenues, reflecting a 22% decline in total switched access minutes in 2006 versus the comparable period in 2005.
OPERATING EXPENSES
Operating expenses decreased $936 (or 12%) from $7,663 in 2005 to $6,727 in 2006. This decrease is due mainly to:
•	Corporate operations expense decreased by $654 (or 28%) mainly due to a decrease in benefits of $210 which was the result of a separation agreement paid in 2005 and to a decrease in professional fees of $295 due to lower fees associated with the Company’s ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act.

•	Depreciation and amortization expense decreased by $169 (or 12%) due mainly to Internet equipment which was fully depreciated in 2006 partially offset by the depreciation associated with a change in the estimated life of certain video equipment from seven to three years which took effect, on a prospective basis, in the third quarter of 2005.

•	Other plant non-specific expenses decreased by $83 (or 9%) due mainly to decreased salaries and benefits associated with the outsourcing of the Internet/Video help desk functions as of July 1, 2006 partially offset by higher content costs to service the video product.

•	Customer operations expenses decreased by $146 (or 13%) due mainly to lower salaries as the result of headcount reduction and lower advertising and promotion expenses, partially offset by an increase in outside consulting fees relating to CABS billing.
Partially offset by:
•	Cost of service and sales that increased by $39 (or 12%) due mainly to an increase to trunk line expenses offset by a reduction in bad debt expense.

•	Plant specific expenses that were higher by $148 (or 13%) as a result of an impairment for customer video equipment as well as increased cost of labor and benefits in 2006. This increase reflects a continued shift in work effort from capital improvements and upgrades to routine repair and maintenance projects. (Capital expenditures are discussed in “Cash Flow from Investing Activities”).
OTHER INCOME (EXPENSE)
Other income (expense) decreased $632 (or 23%) from $2,808 in 2005 to $2,176 in 2006. This decrease is due mainly to:
•	Other income (expense) that was lower by $52 as a result of decreased one time sales of business communications equipment in the third quarter of 2006 versus the comparable prior period. Income from equity method investments was lower by $633 as a result of lower earnings from O-P partially offset the absence of the Company’s share of losses from Esinet and Zefcom in 2006.
Partially offset by:
•	Net interest income of $15 in 2006 versus net interest expense of $38 in 2005, due mainly to interest income on cash equivalents offsetting higher interest rates on borrowings.

Results of Operations for the nine months ended September 30, 2006 and 2005 – (in thousands)
OPERATING REVENUES
Operating revenues decreased by $673 (or 3%) from $19,425 in 2005 to $18,752 in 2006. This decrease was due primarily to:
•	A decrease in Network access service revenues of $98 (or 2%) mainly due to a 21% decline in total switched access minutes in 2006 versus 2005, partially offset by higher local switching support revenues received from the USF.

•	A decrease in Online service revenues of $364 (or 7%) mainly due to a decrease of $447 (or 32%) in dial-up service revenues because of the continued migration of customers (loss of 32% versus 2005) primarily outside our service territory to other high speed Internet providers, partially offset by increased Video revenues of $55 (or 4%) and DSL revenues of $52 (or 2%) due to a 2% increase in both Video and DSL subscribers in 2006 versus 2005.

•	A decrease in Long distance network service revenues of $72 (or 3%) due to the continued decline in interstate interLATA volume as customers continue to switch to wireless and Internet based communications.

•	A decrease in Local service revenues of $243 (or 8%) due to a 8% decrease in access lines in 2006 mainly as a result of customers switching to the competition’s telephone service and the loss of second access lines that were being utilized primarily for dial-up Internet service as customers continue to switch to broadband services for Internet access.

•	A decrease in Directory advertising revenues of $51 (or 5%) as demand for local regional and national directory ad pages continued to decline in 2006.
Partially offset by:
•	An increase in Other service and sales revenues of $155 (or 12%) mainly due to an increase in revenues generated from the ongoing installation of a communications system at a large residential and resort complex located in our New Jersey territory, which was partially offset by lower rates that were mandated by FCC for reciprocal compensation and an overall decrease in sales of non-regulated ancillary services.
OPERATING EXPENSES
Operating expenses decreased $374 (or 2%) from $22,013 in 2005 to $21,639 in 2006. This decrease is due mainly to:
•	Corporate operations expense that decreased by $90 (or 1%) mainly as the result of lower professional fees and consulting fees associated with the Company’s ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act. This decrease was partially offset by the establishment of a reserve for employees electing the VTIP, higher legal fees and annual meeting expenses associated with the previously reported suit brought by certain shareholders regarding the recent Annual Meeting and consulting fees associated with the retention of an investment banking firm engaged to assess strategic options for the Company.

•	Cost of service and sales that were lower by $210 (or 18%) due mainly to a cost savings resulting from ongoing efforts to better manage trunk line capacity requirements, and a reduction in bad debt expense.

•	Property, revenue and payroll taxes that were lower by $143 (or 13%) due mainly to lower state franchise taxes.

•	Customer operations expenses that were lower by $178 (or 5%) due mainly to lower salaries and benefits as the result of attrition and lower advertising and promotion expenses, partially offset by higher outside consulting fees associated with market research and carrier access billing.

Partially offset by:
•	Plant specific expenses that were higher by $235 (or 7%) as a result of an impairment for customer video equipment as well as increased cost of labor and benefits in 2006. This increase reflects a continued shift in work effort as it relates to plant infrastructure towards routine repair and maintenance projects versus capital improvements and upgrades (capital expenditures are discussed in “Cash Flow from Investing Activities” below).
OTHER INCOME (EXPENSE)
Other income (expense) decreased $995 (or 12%) from $8,544 in 2005 to $7,549 in 2006. This decrease is due mainly to:
•	The fact that a $889 gain was realized in 2005 in connection with the Company’s previous sale of its investment in Hudson Valley DataNet, whereas there was only a gain of $611 in 2006 in connection with the sale of the Company’s interest in Zefcom.

•	Income from equity method investments decreased by $726 (or 9%) from $7,671 in 2005 to $6,745 in 2006 as a result of lower earnings from O-P partially offset the absence of the Company’s share of losses from Esinet and Zefcom in 2006.

•	Other income (expense) was lower by $170 due to the absence in 2006 of nonrecurring sales of communications equipment which took place during the comparable period in 2005.
Partially offset by:
•	There was net interest income of $21 in 2006 versus net interest expense of $158 in 2005 due mainly to interest income offsetting higher interest on borrowings.
LIQUIDITY AND CAPITAL RESOURCES
The Company had $17,006 of cash and cash equivalents available at September 30, 2006. The Company has a $4,000 line of credit (LOC) with Provident Bank, of which the entire amount remained unused at September 30, 2006. For the past several years, the Company has not filed various reports per certain guidelines outlined in the LOC since there has been no use of funds since 2003. Although there are no plans to drawdown funds, the Company will update its filings with the Provident Bank in the 4th quarter of 2006. Provident Bank has not declared a default under the LOC. In the event of a drawdown, interest would be applied based on a variable rate that is a function of the Prime Commercial Lending Rate as listed in the Wall Street Journal. Borrowings are on a demand basis with limited restrictions such as written notification to the Bank requesting a drawdown, the use of requested funds, and the expected means for repayment. As of September 30, 2006, $9,112 in principal amount was outstanding under the CoBank ACB term credit facility. In October 2004, the Company began making principal payments on the outstanding debt; the final payment is due July 20, 2012. The Company has no more available borrowings under the CoBank facility.
CASH FROM OPERATING ACTIVITIES
The Company’s primary source of funds continues to be generated from operations, supplemented by cash distributions from O-P. The Company’s cash distributions from O-P for the Company’s share of O-P earnings totaled $6,525 and $6,675 for the nine months ended September 30, 2006 and 2005, respectively. O-P’s cash distributions are made to the Company on a quarterly basis at the discretion of the general partner. The decrease in O-P’s revenues discussed above reflects revenues as accrued for accounting purposes. The amounts discussed in this paragraph reflect actual cash receipts by the Company from O-P.
CASH FROM INVESTING ACTIVITIES
Capital expenditures totaled $3,339 during the nine months ended September 30, 2006 as compared to $2,104 for the corresponding period of 2005. The Company’s capital program includes upgrading its central office switching facility with the implementation of a new soft switch scheduled for operation in the fourth quarter 2006. Capital expenditures for work in progress continues on the conversion of the Company’s IT operating system as well as the continued creation of a communication infrastructure for a large and expanding residential and resort complex located in the Company’s New Jersey CLEC territory. In connection with this project the Company has also begun deploying new video technology, and is presently studying the possibility of further deployment of this technology throughout the rest of its market in 2007.

CASH FROM FINANCING ACTIVITIES
Dividends declared by the Board of Directors of the Company were $0.20 per share for the three months ended September 30, 2006 and 2005, respectively. The total amount of dividends paid by the Company for the nine months ended September 30, 2006 and 2005 on its common shares was $3,230. In March 2005, the Company purchased 50,000 of its Common Shares from a shareholder at $23 per share (or $1,150).
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that the adoption of FIN No. 48 will have on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the effects, if any, that adoption of SFAS No. 157 will have on its financial statements.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of shareholders’ equity. SFAS No. 158 does not change the amount of net periodic benefit cost included in net earnings. The requirement to recognize the funded status of defined benefit postretirement plans is effective for the fiscal years ending after December 15, 2006. The Company estimates that the impact due to the recognition at December 31, 2006 of recording a liability will be approximately $3,600 for the previously unrecognized underfunded status of the plans. This would also reduce shareholders’ equity by approximately $3,600 before tax. Actual December 31, 2006 results could vary significantly depending on the discount rate used and on the actual return on assets for 2006. The Company will adopt SFAS No. 158 as of December 31, 2006.
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
The Company’s territory is surrounded by the territories of Verizon Communications, Inc., Frontier - A Citizen’s Communications Company, Time-Warner Cable and Sprint-United Telephone, all of which offer residential and business telephone services and equipment. There are also several competitive telephone companies located within a 30-mile radius of Warwick, New York. In the fourth quarter of 2004 Cablevision entered the Company’s Warwick, New York market offering a bundled package of competing voice, video and data services at a low introductory price in an effort to gain market share from the Company.

The Company is currently competing for local service through access lines with Frontier — A Citizen’s Communications Company and Time-Warner Cable in the Middletown, New York area, as well as with Sprint-United Telephone in the Vernon, New Jersey area. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. In addition, the Company is looking into business arrangements with other regional telecommunications companies in order to gain access to their transportation networks in order to expand the reach of the Company’s product offerings. There can be no assurances that the Company will implement any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company’s franchise territory.
The present market environment requires that Online compete both on the basis of service and price. There are numerous competitors throughout Online’s market area whose services are available to customers. During 2006, Online’s broadband service, UltraLink increased its market penetration level, increasing the number of subscribers by 1%, while conversely, the number of customers for Online’s dial-up product decreased approximately 12% due to the migration of customers to high speed Internet provided either by the Company itself or by the competition, the latter primarily outside of our service territory. Whether customer and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the level of demand for voice, video and data services.
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
(c) Recent Developments Relating to the Company’s Internal Control over Financial Reporting
     During the quarter ended September 30, 2006, the Company continued with its plans to remediate material weaknesses as identified in the 2005 Form 10-K to improve its processes and control procedures. While these remediation efforts have improved the design effectiveness of internal controls over financial reporting, the Company has not fully remediated some of these material weaknesses as it continues with its effort to improve its control environment. During the quarter ended September 30, 2006 the Company has:
•	Continued efforts to upgrade the skill sets for the accounting group through continuing education and ongoing training while maintaining staffing with appropriate skills and experience in the application of accounting principles generally accepted in the United States of America (“GAAP”) commensurate with the Company’s financial reporting requirements.

•	Continued with the implementation of the Company’s new business operating support systems that will simultaneously automate and improve the Company’s internal controls over financial reporting. The Company anticipates the completion of the billing system conversion, in the fourth quarter of 2006 with a fully integrated operating support system in place in the first quarter of 2007.
     No other changes to internal controls over financial reporting have come to the Company’s management’s attention during the nine months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Except for the proceedings described below, the Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which it is a party or to which any of its property is subject.
The Company implemented a restructuring at the end of the second quarter that included both a Voluntary Termination Incentive Plan (VTIP) and the discontinuation of the help desk department for its Hometown subsidiary. The International Brotherhood of Electrical Workers, the union which represents the clerical staff serving on the help desk, filed for arbitration regarding the Company’s right to discontinue departments. The Company has agreed to the arbitration process and believes that the language within the current contract allows management’s to discontinue departments. The arbitration proceeding has been set for November 21, 2006.
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
Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 required the Company to evaluate, and its independent registered public accounting firm to attest to, the design and operating effectiveness of the Company’s internal control over financial reporting. If the Company cannot provide reliable and accurate financial reports and prevent fraud, its business and operating results could be harmed. In connection with the evaluation of its internal control over financial reporting, the Company identified material weaknesses, and may discover in the future, areas of its internal control that need improvement. The Company’s efforts regarding internal controls are discussed in detail in the 2005 Form 10K under Item 9A, “Controls and Procedures.” We cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate these material weaknesses. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur additional costs, divert management resources or make other changes.” The Company has not remediated most of the material weaknesses described in the 2005 Form 10-K under Item 9A, “Controls and Procedures.” If the Company does not remediate these material weaknesses, it will be required to report in its Quarterly Reports on Form 10-Q or in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in the Company’s internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm its operating results, cause it to fail to meet its financial reporting obligations, or prevent it from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of the Company’s material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of its stock and its access to capital.

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
ITEM 5. OTHER INFORMATION
Shareholders in 401(k) Plan
As of September 30, 2006, 2.5% of the Company’s outstanding Common Shares were held by employees in the Company’s 401(k) plan. These percentages fluctuate quarterly.
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

Warwick Valley Telephone Company
Registrant

Date 11/09/06	/s/Herbert Gareiss, Jr.
Herbert Gareiss, Jr.,
President, Duly Authorized Officer

Date 11/09/06	/s/Michael Cutler
Michael Cutler,
Vice President, Principal Financial Officer