Form 10-K
period 2006-12-31
WARWICK VALLEY TELEPHONE CO
filed 2007-03-30
CIK 104777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-11174

Warwick Valley Telephone Company
(Exact name of registrant as specified in its charter)

New York	14-1160510
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47 Main Street, Warwick, New York (Address of principal executive offices)	10990 (Zip Code)

Registrant’s telephone, including area code   (845) 986-8080

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, $.01 Par Value	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:   None

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

The aggregate market value of Warwick Valley Telephone Company Common Shares as of June 30, 2006 held by non-affiliates computed by reference to the price at which the Common Shares were sold on June 30, 2006 was $101,951,409.

The number of shares of Warwick Valley Telephone Company Common Shares outstanding as of March 14, 2007 was 5,351,780.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement of Warwick Valley Telephone Company with respect to the Annual Meeting of the Company’s shareholders to be held on April 27, 2007.

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

The Company provides telephone service to customers (24,029 access lines as of December 31, 2006) in the contiguous towns of Warwick, Goshen and Wallkill, New York, and the townships of West Milford and Vernon, New Jersey. The Company’s service area is primarily rural and has an estimated population of 50,000.

The dollar amounts in this Annual Report of the Company on Form 10-K are presented in thousands, except for share and per share amounts.

BUSINESS OPERATIONS

Warwick Valley Telephone Company’s segments are strategic business units that offer different products and services and are managed as a telephone services segment on the one hand and online services segment on the other. We evaluate the performance of the segments based upon factors such as revenue growth, expense containment, market share and operating income.

Operating Segments

Telephone

The telephone segment provides telecommunications services including local, network access, long distance, voice mail, directory services and wireless services. The telephone segment generated revenues from external customers of $19,013, $20,608 and $20,765 in 2006, 2005 and 2004, respectively. It generated an operating loss of $(2,957) and $(1,149) in 2006 and 2005 respectively, and operating income of $1,687 in 2004. The telephone segment had total assets after intercompany eliminations of $55,735, $57,721 and $59,114 in 2006, 2005 and 2004, respectively.

Services and Products

Local network services — Local network services include traditional dial tone which is primarily used to make or to receive voice, fax or analog modem calls from a residence or business. The Company’s local network services are regulated by the Federal Communication Commission (“FCC”), New York State Public Service Commission (“NYPSC”) and New Jersey Board of Public Utilities (“NJBPU”). Included under local network services are custom calling services, such as Caller ID, Call Waiting, Voice Mail and other value-added services. These features allow users to display the number and/or name of callers, signal to the telephone user that additional calls are coming in and send and receive voice messages. The sale of telephone and other equipment does not constitute a material part of the Company’s business and is contained within local network services.

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

Other services and sales — These services relate to billing and collections provided to other carriers, inside wire revenue, circuit revenue, wireless services and reciprocal compensation.

The Company has installed advanced digital switching equipment in all of its exchanges and fiber optic routes between central offices and to all neighboring telephone companies. In 2006 the Company deployed fiber optic services to a resort community located in its New Jersey Competitive Local Exchange Carrier (“CLEC”) location.

Within the telephone business unit, the Company has a wholly-owned subsidiary — Warwick Valley Long Distance, Inc. (“WVLD”). WVLD resells toll telephone services to the Company’s subscribers and has operated since 1993. WVLD operates in an extremely competitive marketplace with other interexchange carriers. In spite of this competition, the Company provides toll service to over 50% of its local exchange customers. During 2006, the Company revised its long distance plans in order to keep it competitive with the other interexchange carriers. As a result, WVLD increased its subscriber base by 602 customers in 2006.

The Company began operating as a CLEC, in Middletown, New York in 1999, in Scotchtown, New York in 2001 and Vernon, New Jersey in 2002. At the end of 2006, we had 1,718 CLEC customers, a decrease of 1% from the 2005 level of 1,743. In addition, broadband services are provided through the interconnection of the Company’s fiber optic network with other carriers.

Online

The Warwick Online (“Online”) segment provides high speed and dial-up Internet services, and video over VDSL. The Online segment generated revenues from external customers of $6,223, $6,734 and $6,913 and operating losses of $(838), $(1,798) and $(573) in 2006, 2005 and 2004, respectively. The Online segment had total assets after intercompany eliminations of $4,714, $10,508 and $9,652 in 2006, 2005 and 2004, respectively.

Services and Products

Internet/Video services — UltraLink (high speed DSL) and dial-up Internet services allow a customer access to the Internet. The Company also provides a digital TV (“video”) product.

At December 31, 2006 there were 6,167 UltraLink customers, a decrease of 180 or 3% over 2005. Online ended the year with a total of 3,949 dial-up customers, which represents a reduction of 2,050 customers. This reduction arises largely from the continued customer migration from dial-up to high-speed interconnections (DSL and cable modem).

Online’s video product, introduced in 2002, had 2,402 subscribers as of December 31, 2006, a decrease of 96 subscribers in 2006. The acceptance of the Video product by our customers is a very important component of the Company’s overall strategic plan. It enables the Company to bundle voice, video and data, the “Triple Play”, to its customers. The Company’s video product offers over 140 digital channels at competitive prices; in 2006, the Company began a deployment that enables enhanced features such as High Definition (“HD”) signals in response to growing customer demands for these features.

Additional products offered by Online include banner advertising, domain name registration and web hosting.

Other

The Company currently owns a 7.5% limited partnership interest in the Orange County — Poughkeepsie Limited Partnership (“O-P”). Verizon Wireless of the East, L.P. (“Verizon”) is the general partner and the majority owner that currently has an 85% interest; as discussed below, a purchase by Verizon of an additional 6.892% interest and by the Company of additional 0.608% interest is currently in progress, which if completed would increase Verizon’s ownership interest to 91.892% and the Company’s to 8.108%. O-P provides wholesale cellular telephone service throughout the Orange County-Poughkeepsie Metropolitan Service Area. Ongoing cash distributions to the partners are made according to the needs of the business as determined by Verizon. Cash distributions from O-P are used to fund expenditures in the Company’s business segments as well as to pay portions of the dividend on Common Shares to our shareholders.

On February 22, 2007 the Company announced that it had notified Verizon Wireless that it would exercise its right of first refusal to purchase a portion of the limited partnership interest in O-P being sold by FairPoint Communications and Taconic Telephone Corporation (“Taconic”) to Verizon Wireless. The right of first refusal exists pursuant to the partnership agreement of O-P and entitles the Company to purchase its pro rata share of a partnership interest being sold by another limited partner at the price to be received by the selling partner. The Company is entitled to purchase 8.108% of the 7.5% limited partnership interest being sold by Taconic for a price equal to 8.108% of the purchase price that Verizon Wireless has agreed to pay. By exercising its right of first refusal, the Company will be able to acquire the additional 0.6081% limited partnership interest in O-P referred to above for $4,459. The purchase price to be paid by the Company is subject to reduction in the same manner as is the purchase price to be paid by Verizon Wireless. Payment of the purchase price and acquisition of the additional partnership interest by the Company will take place at such time, if any, as the purchase by Verizon Wireless and will depend on, among other things, the obtaining of any necessary regulatory approvals by all parties.

The Company owned until January 3, 2006 17% of Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells the wireless services of Verizon under a private label. On January 3, 2006 the Company sold its interest to a group of outside investors for $700 in cash.

The Company owned as of December 31, 2006 a 25% interest in the Empire State Independent Network, LLC (“EsiNet”), which was reduced to 18.45% as a result of additional capital subscription by new and existing EsiNet members (other than the Company). EsiNet represents a consortium of 15 independent telephone companies located in the upstate New York and Pennsylvania region whose intent is to build a fiber optic network that will facilitate the delivery of voice, video and data services to customers throughout that region. EsiNet was formed in March 2004 and began operations on a limited basis by the end of 2006. All personal, tangible and intangible property of EsiNet, along with all rents, income, revenue, profits and other benefits derived or received from these properties, have been pledged by EsiNet to the Rural Telephone Finance Cooperative (“RTFC”) to secure a $6,750 ten year term credit facility. Based on determination in March 2006 that it appeared unlikely that EsiNet would remain a viable going concern, the Company determined that there existed a permanent impairment of the Company’s entire amount in EsiNet which was written-off in the year ended December 31, 2005. EsiNet has been actively seeking additional sources of equity financing from its existing partners and from outside sources; in the event it succeeds, the Company anticipates that its equity ownership interest will be further diluted.

Major Customers

No customer accounted for more than 10% of our consolidated operating revenues in 2006, 2005, and 2004.

COMPETITION

The Telecommunications Act of 1996 (the “1996 Act”) created a nationwide structure in which competition is allowed and encouraged between incumbent local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The first markets of the Company that were affected were those in New York and New Jersey in which regional toll service is provided. Regional toll competition reduced the Company’s revenues. The Company itself can provide competitive local exchange telephone service, and has done so outside its franchised territory.

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

The Company’s territory is surrounded by the territories of Verizon Communications, Inc., Frontier — a Citizen’s Communications Company and Embarq, all of which offer residential and business telephone services. There are also several competitive telephone companies located within a 30-mile radius of Warwick, New York. In the fourth quarter of 2004 Cablevision entered the Company’s Warwick, New York market offering a bundled package of competing voice, video and data services at a very low introductory price in effort to gain market share from the Company.

The Company is currently competing for local service through access lines with Frontier — a Citizen’s Communications Company in the Middletown, New York area, as well as with Embarq in the Vernon, New Jersey area. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. In addition, the Company is looking into business arrangements with other regional telecommunications companies to gain access to their transportation networks thereby expanding the reach of the Company’s product offerings. There can be no assurances that the Company will implement any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company’s franchise territory.

The present market environment requires that Online compete both on the basis of service and price. There are numerous competitors throughout Online’s market area whose services are available to customers. During 2006, UltraLink’s revenues increased by $42 while conversely the revenues for Online’s dial-up product decreased by $565 due to the migration of customers to high speed Internet provided either by the Company itself or by the competition. Whether customer and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the level of demand for voice, video and data services.

In addition, our video product, which was launched in April 2002, is competing against entrenched cable companies including Service Electric Company (“SE”) and Cablevision, and satellite television companies such as Direct TV and Dish Network. In the current market environment, to stay competitive, the Company must be able to offer a video product on par with its competitors at a competitive price. There can be no assurances that the Company will be able to deliver such products profitably at a competitive price.

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

REGULATION

The Company’s New York telephone service operations are subject to the jurisdiction of the NYPSC, and the Company’s New Jersey telephone service operations to the jurisdiction of the NJBPU. These two bodies have regulatory authority over the Company’s local exchange operations with respect to rates, facilities, services, reports, issuance of securities and other matters such as corporate restructuring. As a result, the Company’s ability to respond quickly to changing market conditions or to implement a new business organization can be limited by the necessity of obtaining regulatory reviews or responding to interrogatories which can slow down or even prevent the desired transaction. Interstate toll and access services are subject to the jurisdiction of the FCC. The Company receives reimbursement from carriers in the form of charges for providing carriers with access to and from the Company’s local network in addition to the compensation it receives from providing services to its end user customers.

The 1996 Act opened local telecommunications markets to competition, preempting state and local laws to the extent that they prevented competitive entry into a market. The 1996 Act allows states to retain the authority to preserve universal service, protect public safety and welfare, ensure quality of service, protect consumers and mediate and arbitrate disputes involving interconnection agreements between carriers. The 1996 Act generally requires local carriers to interconnect with other carriers, unbundle their services at wholesale rates, permit resale of their services, enable collocation of equipment, provide LNP and dialing parity, provide access to poles, ducts, conduits and rights-of-way, and complete calls originating by competing carriers under termination agreements. The 1996 Act’s requirement to interconnect with other carriers resulted to the Company entering into an interconnection agreement with Cablevision, which provides services in the Company’s territory as noted in the section on “Competition” above.

Pursuant to FCC requirements, the Company was once obligated to make contributions to a long-term support fund of the National Exchange Carrier Association. On January 1, 1998, pursuant to the 1996 Act, a new funding mechanism went into effect, pursuant to which all carriers contribute to a Universal Service Fund (the “USF”) established by the FCC to cover high-cost areas, low-income customers, schools, libraries and rural health care providers. The Company’s obligation to this fund was $398 and $298 in 2006 and 2005, respectively. Periodic cost studies conducted by the Company and filed with Universal Service Administration Company (“USAC”) determine the amount of annual contributions made by the Company to the USF. Management, based upon recent cost studies, does not currently expect that the amount contributed by the Company to the USF will change significantly in upcoming periods.

The Company has been designated as an Eligible Telecommunications Carrier (“ETC”) in New York and New Jersey, which has enabled it, as of January 1, 1998, to receive substantial funds from USAC. As a result of FCC orders, all local exchange carriers have been required to reduce interstate access charges billed to toll carriers. To offset this revenue reduction, monthly payments from the high cost portion of the USF are provided to carriers with ETC status and other characteristics set forth in the orders. The Company has those characteristics and received $2,696 and $3,293 in 2006 and 2005, respectively which is included in network access service revenue in Statements of Income.

The USF is under pressure as ILECs lose access lines and competitors seek to receive monies from the USF, and as a result changes in the funding and/or payout rules for the USF might further reduce the Company’s revenues obtained from the USF. In an order released in June, 2006, the FCC increased assessments on wireless carriers and began assessments of VoIP providers, and announced that additional reforms would be reviewed and considered. Reforms of the USF are also the subject of pending legislation in Congress. The Company cannot predict the level of USF funding it will receive in the future as a result of USF reforms.

The advent of VoIP services being provided by cable television and other companies has heightened the need for Federal and State regulators to determine whether VoIP is subject to the same regulatory and financial constraints as wire line telephone service. On November 9, 2004, the FCC issued an order in response to a petition from Vonage declaring that Vonage-style VoIP services were exempt from state telecommunications regulations, which order is currently on appeal. The FCC order applies to all VoIP offerings provided over broadband services. However, this order did not clarify whether or under what terms VoIP traffic may be subject to intercarrier compensation requirements; whether VoIP was subject to state tax or commercial business regulations; or whether VoIP providers had to comply with obligations related to 911 emergency calls, the USF and the Communications Assistance for Law Enforcement Act (“CALEA”). The FCC is addressing these issues through its “IP-Enabled Services Proceedings”, which opened in February 2004. On June 3, 2005, the FCC issued an order establishing rules requiring VoIP service providers to incorporate 911 emergency call capabilities for their customers as a standard feature of their services, rather than an optional enhancement. On September 23, 2005, the FCC required interconnected VoIP and broadband internet access service providers to comply with CALEA by mid-2007. Both of these 2005 orders have been appealed.

On February 10, 2005, the FCC adopted a Further Notice of Proposed Rulemaking (“FNPRM”) addressing inter-carrier compensation. Proposed inter-carrier compensation changes, such as “bill and keep” (under which switched access charges and reciprocal compensation would be reduced or eliminated), could reduce the Company’s access revenues. No decision or resolution of inter-carrier compensation has yet been forthcoming, and the Company cannot predict the impact of such decision or resolution.

In addition to charging for access to and from the Company’s local network and for toll services provided by the Company or WVLD, the Company bills and collects charges for some of the interstate and intrastate toll messages carried on its facilities. Interstate billing and collection services provided by the Company are not regulated. They are provided under contract by the Company. Intrastate billing and collection remain partly regulated in New York and fully regulated in New Jersey. The regulated services are provided under tariff. Some carriers provide their own billing and collection services. The Company has also requested in a pending NYPSC proceeding that it, along with other carriers, be allowed pricing flexibility for various intrastate retail telecommunications services.

The Company has filed petitions with the NYPSC and the NJBPU seeking approval to reorganize its corporate structure in order to create a holding company that would separate its ILEC operations from its other operations. Under this reorganization plan, corporate management and administrative functions would remain at Warwick Valley Telephone Company, proposed to be renamed WVT Communications Inc., which would become the holding company of a local exchange subsidiary (proposed to be named Warwick Valley Telephone Company) and other, subsidiaries. Before the Company may complete this proposed reorganization plan, it must first obtain the approval of the NYPSC, the NJBPU and its shareholders.

Warwick Online’s franchised video business operates in New York pursuant to franchises authorized by New York municipalities, which are governed and approved by the NYPSC, and in New Jersey pursuant to municipal consents provided by New Jersey municipalities and franchises awarded by the NJBPU. The NYPSC, the NJBPU and the FCC have various regulations applicable to the operation of the franchised video business, including requirements related to facilities, services, reports, issuance of securities and other matters such as corporate restructuring. Warwick Online’s video business is exempt from the limited rate regulation that is allowed under federal law due to Warwick Online successfully obtaining findings of effective competition from the FCC in all of its franchised areas.

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

IMPACT OF INFLATION

Inflation is still a factor in our economy and the Company continues to seek ways to mitigate its impact. To the extent permitted by competition or regulation, the Company passes increased costs on to its customers by increasing sales prices over time.

EMPLOYEES

As of March 6, 2007 the Company had 82 full-time and 10 part-time employees, including 60 non-management employees of which 51 are represented by Local 503 of the International Brotherhood of Electrical Workers (“IBEW”). The Company negotiated a new five year agreement with its union members on May 1, 2003. Key provisions of the new contract were: annual wage increases of 3.0% beginning May 1, 2003 and increasing to 3.5% as of May 1, 2007; the capping of pension benefits; and increasing the Company’s 401(k) match to 9% of gross wages for all employees hired prior to May 1, 2003.

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

As an ILEC, the Company historically had little competition in its markets. As a direct result of deregulation, the Company now faces direct competition in its traditional ILEC territories by CLEC operations and other providers of telecommunications services that offer comparable voice, video and data products. The primary competitor in our market has brand recognition and financial, personnel, marketing and other resources that are significantly greater than ours. In addition, consolidations and strategic alliances presently occurring within the telecommunications industry as well as ongoing technological innovation are likely to affect our competitive position. The Company cannot predict the number of competitors that will ultimately emerge, but increased competition from existing and new entities could have an adverse effect on our business.

The Company may not be able to successfully integrate new technologies, respond effectively to customer requirements or provide new services.

The communications industry is subject to rapid and significant changes in technology, the development of new types of content, frequent new service offerings and a changing regulatory and economic environment. The Company cannot predict the changes in our competitive position or profitability. Technological developments may reduce the competitiveness of our networks and require significant expenditures of capital to upgrade and or replace outdated technologies. In addition, new products and services arising out of technological developments may reduce the attractiveness of our products and services. If the Company fails to adapt successfully to technological changes or obsolescence or fails to obtain access to important new technologies or content, the Company could lose existing customers and fail to attract new customers. It is for this reason that the Company has developed video offerings and is planning to introduce a VoIP product. A key element to the Company’s long-term growth strategy is its ability to deliver new and enhanced products and services to its customers. The successful delivery of new products and services is uncertain and dependent on many factors. There is no guarantee that delivery of these services will generate the anticipated increase in customers and revenues.

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

Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 required the Company to evaluate, and our independent registered public accounting firm to attest to, the design and operating effectiveness of our internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. In connection with the evaluation of its internal control over financial reporting, the Company identified material weaknesses, and may discover in the future, areas of its internal control that need improvement. Our efforts regarding internal controls are discussed in detail in this Annual Report on Form 10-K for 2006 under Item 9A, “Controls and Procedures.” We cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate these material weaknesses. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur additional costs, divert management resources or make other changes. We have not yet remediated all the material weaknesses described in this Annual Report on Form 10-K for 2006 under Item 9A, “Controls and Procedures.” If we do not remedy these material weaknesses, we will be required to report in our Quarterly Reports on Form 10-Q or in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

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

Commission. If our Common Shares are not listed, it could be more difficult and expensive for our stockholders to trade their shares.

Item 1B.	UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments as of December 31, 2006 that had been made not less than 180 days prior to this date.

Item 2.	PROPERTIES.

The Company owns an approximately 22,000 square-foot building in Warwick, New York, which houses its general offices, data processing equipment and the central office switch for the Warwick exchange. In addition, the Company owns several smaller buildings which serve as office space, workshops, storage space or garages, or which house switching equipment at the Company’s other exchanges. The Company also owns a building in Middletown, New York in order to support its CLEC operations in its Middletown exchange. The Company rents space located in Warwick, New York and Vernon, New Jersey. Both business segments share space in the Company’s various properties. Of the Company’s investment in telephone plant in service, central office equipment represents approximately 36.5%; connecting lines and related equipment 35.2%; telephone instruments and related equipment 2.3%; land and buildings 4.0%; Internet equipment 7.7%; video equipment 7.3%; and other plant equipment 7.0%.

Item 3.	LEGAL PROCEEDINGS.

The Company is not currently party, nor is any of its property subject, to any material legal proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the Company’s shareholders during the fourth quarter of 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT.

The following is a list of names, ages and background of our current executive officers, all of whom serve until the next Annual Meeting of the Company’s shareholders or termination of employment, whichever is sooner. There are no family relationships among the Company’s executive officers:

Thomas H. Gray, 57, is Interim President & Chief Executive Officer. Mr. Gray is the founder and leader of the Telecom Expert Group (2001-present). Formerly a Vice President with Ameritech and Belgacom (prior to 2000), and FLAG Telecom (from 2000-2001), he has 37 years experience in United States and international telecom general management, strategy, organization, due diligence, mergers and acquisitions, marketing, product development, customer service and operations. His experience with small business operations was obtained as Managing Director of Mooney Airplane Company (in 2004) and as a member of the Board of Directors of Mooney Aerospace Group (2005-2006).

Kenneth H. Volz, 57, is Interim Vice President, Chief Financial Officer and Treasurer. Mr. Volz has been a principal of the Telecom Expert Group since 2002. From 2000 to 2001, Mr. Volz was a consultant to SBC Communications. Prior to 2000, Mr. Volz was employed at Ameritech in a number of positions, most notably as Vice President of Marketing and Business Development at Ameritech Information Industry Services, Vice President of Business Development at Ameritech Development, and Vice President of Strategic Investments at Ameritech International. Mr. Volz has over 30 years experience in finance, business development, planning and marketing in U.S. and international communications markets. He has served as Treasurer and board member of MagyarCom, the Ameritech and Deutsche Telecom holding company formed as a result of the acquisition of Matav (now Magyar Telekom). In addition to being a CPA, Mr. Volz holds an MBA from the Kellogg School of Management and a B.S.I.E from the University of Illinois.

Part II.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Shares trade on the NASDAQ Stock Market under the symbol WWVY. As of March 9, 2007 there were 584 Common shareholders of record and 173 Preferred shareholders of record. The Company does not know the number of beneficial owners. The Company has paid quarterly cash dividends on its Common Shares since April 1931 and paid cash dividends semi-annually from July 1907 until December 1930. Quarterly cash dividends are usually declared in February, May, August and November and are paid March 31, June 30, September 30 and December 20. Dividend payments are discussed further in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

No equity securities of the Company were sold during 2006 that were not registered under the Securities Act of 1933.

Cash dividends paid per share for December 31 (in cents):

Quarter	2006(*)	2005

First (March 31)	$0.20	$0.20
Second (June 30)	0.20	0.20
Third (September 30)	0.20	0.20
Fourth (December 20)	1.20	0.20

Total	$1.80	$0.80

*	Dividends paid in the fourth quarter of 2006 reflect a special dividend of $1.00 simultaneous with the Company’s decision to not sell the Company.

The high and low bid prices for the Company’s Common Shares on NASDAQ for the first, second, third and fourth quarters of 2006 and 2005 were as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

High	$22.04	$19.50	$20.24	$18.00
Low	$20.76	$19.05	$20.00	$17.57

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

High	$22.05	$25.33	$22.75	$19.94
Low	$21.27	$24.43	$22.75	$18.68

In March 2005, the Company purchased 50,000 Common Shares from a shareholder at $23 per share or $1,150.

Item 6.	SELECTED FINANCIAL DATA

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	($ in thousands except per share amounts)

Selected financial data:
Total operating revenues	$25,236	$27,342	$27,678	$28,649	$27,547
Total operating expenses	$29,030	$30,289	$26,564	$25,472	$22,436
Net income	$3,997	$5,170	$8,928	$7,730	$7,632
Total assets	$60,449	$68,229	$68,766	$59,733	$54,970
Long-term debt obligations	$7,214	$8,732	$10,251	$6,926	$—
Common Share data:
Net income per Common Share	$0.74	$0.96	$1.65	$1.43	$1.41
Cash dividends per Common Share*	$1.80	$0.80	$0.98	$0.70	$0.57

*	Dividends paid in the fourth quarter of 2004 reflect a special dividend of $0.20 relating to the Company’s sale of its investment in DataNet. Dividends paid in the fourth quarter of 2006 reflect a special dividend of $1.00 simultaneous with the Company’s decision to not sell the Company.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NASDAQ PANEL REVIEW

As previously reported, the Company received a letter from the NASDAQ Stock Market, Inc. stating that a NASDAQ panel would review the extensions of time that were granted to the Company by a NASDAQ hearing panel in connection with the delayed filings by the Company of its periodic reports. According to the letter, the hearing panel would provide information to the NASDAQ panel about its extension decisions near the end of November 2005. The Company had an opportunity to supplement that information in early December 2005. On February 17, 2006, the Company received a letter from NASDAQ which stated that NASDAQ would take no action against the Company but would further review its own policies regarding delisting.

OVERVIEW

Warwick Valley Telephone Company provides telephone services, including local network, network access, long distance network and directory services, to customers in the contiguous towns of Warwick, Goshen and Wallkill, New York, and the townships of West Milford and Vernon, New Jersey. The Company’s service area is primarily rural and has an estimated population of 50,000. The Company has installed advanced digital switching equipment in all of its exchanges and fiber optic routes between central offices and to all neighboring telephone companies; it is considering the general construction of fiber optic routes in both its New York and New Jersey CLEC locations. Within the telephone business unit, the Company has a wholly-owned subsidiary — WVLD. WVLD resells toll telephone services to the Company’s subscribers. The Company began operating as a CLEC in Middletown, New York in 1999, in Scotchtown, New York in 2001 and Vernon, New Jersey in 2002. In addition, broadband services are provided through the interconnection of the Company’s fiber optic network with other carriers. The Company’s Online segment provides high speed and dial-up Internet services, and Video over VDSL.

The 1996 Act created a nationwide structure in which competition is allowed and encouraged between local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. The provisions of the 1996 Act, coupled with the evolution and practical application of VoIP, had a major impact in 2006 on the competitive landscape of the markets in which the Company operates. The combination of these regulatory changes and technological advances has enabled large cable companies such as Cablevision and TimeWarner to enter markets traditionally serviced by telecommunications companies and offer bundled packages of voice, video and data services over their existing cable infrastructure at very competitive prices and with substantially less regulation than that to which the Company is subject. Cablevision in particular entered the Company’s New York markets in the second half of 2004 and has been successful in acquiring market share by offering extremely low introductory prices. The Company, due to its relative size and financial resources when compared to those of a company like Cablevision, cannot easily provide comparable services to its customers, at a competitive price.

With competition and the trend of more and more people gravitating away from traditional land line telephone service to VoIP and wireless services and eliminating second lines used for dial-up Internet services in favor of DSL, the Company, in its telephone operating segment, experienced a decline in revenues of $1,594 (or 8%) from $20,608 in 2005 to $19,014 in 2006. Revenues from traditional services such as local network, network access, long distance network and directory advertising, all experienced declines in 2006. In addition, revenues from Internet services also declined $511 (or 8%) as dial-up customers continued to migrate to DSL offered by competitors. Operating expenses decreased $1,259 (or 4%) from $30,289 in 2005 to $29,030 in 2006 largely due to decreased cost for professional services, lower trunkline costs for long distance and internet services and lower salaries and benefits. Operating losses in 2006 were offset by earnings from the Company’s 7.5% interest in the O-P. The Company’s equity interest in the earnings of O-P was $9,367, a decrease of 12% versus 2005.

The Company is currently addressing competition by the deployment of new technologies such as fiber to the home installations and a “soft switch”, which would allow it to offer the array of voice, video and data services that customers now demand, and at a price more comparable to that of its competitors. The Company is also launching new CLEC initiatives based on the inroads it has made the last few years in both its New York and New Jersey CLEC operations. The Company is also addressing internal control issues by its ongoing efforts to remediate the material weaknesses previously identified in its Annual Report on Form 10-K for 2005 under item 9A, “Controls and Procedures”.

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

Our investment in the O-P is accounted for under the equity method of accounting. Our investment in Zefcom was accounted for under the equity method prior to its sale in January 2006. Our investment in DataNet was accounted for under the cost method of accounting prior to its sale in October 2004.

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

The Company records deferred taxes that arise from temporary differences resulting from differences between the financial statement and the tax basis of assets and liabilities. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. The Company’s deferred taxes result principally from differences in the timing of depreciation, Universal Service Fund revenues and in the accounting for pensions and other postretirement benefits.

The Company records property, plant and equipment at cost. Construction costs, labor and applicable overhead related to installations and interest during construction are capitalized. Costs of maintenance and repairs of property, plant and equipment are charged to operating expense. The estimated useful life of support equipment (vehicles, computers, etc.) ranges from 3 to 19 years. The estimated useful life of Internet and Video equipment ranges from 3 to 15 years. The estimated useful life of communication and network equipment ranges from 10 to 15 years. The estimated useful life of buildings and other equipment ranges from 14 to 50 years. Depreciation expense is computed using the straight line method. In accordance with regulatory accounting guidelines when units of property are retired, sold or otherwise disposed of in the ordinary course of business, the gross book value is charged to accumulated depreciation with no gain or loss recognized.

CONSOLIDATED RESULTS OF OPERATIONS — 2006 vs. 2005 and 2005 vs. 2004 ($ in thousands)

We will discuss factors that affected our overall results for the past two years. We will also discuss our expected revenue and expense trends for 2007 in our “Operating Environment and Trends of the Business” section.

Operating Revenues

Operating revenues decreased by $2,106 (or 8%) from $27,342 in 2005 to $25,236 in 2006. This decrease was due primarily to:

•	A decrease in Long distance network service revenues of $215 (or 17%), due to the continued decline in intrastate interLATA volume as customers continue to switch to wireless and Internet based communications, partially offset by an increase in Long distance sales revenues of $128 (or 6%), due to the success of the Company’s long distance plan, which resulted in a 4% increase in subscribers to the Company’s service in 2006 versus 2005.

•	A decrease in Online services revenues of $511 (or 8%), mainly due to a decrease of $565 (or 31%) in dial-up services from the continued loss of customers (34% versus 2005) who migrated to other high speed Internet providers, and a decrease in other networking services of $41 (or 50%), partially offset by increased video revenues of $53 (or 3%), and an increase in DSL revenues of $42 (or 1%).

•	A decrease in Local network service revenues of $353 (or 9%), due to a 9% decrease in access lines in 2006 mainly due to customers switching to Cablevision’s telephone service and the loss of second access lines that were being utilized for dial-up Internet as customers continued to switch to DSL.

•	A decrease in Other service and sales revenues of $49 (or 2%), due mainly to a decrease of $271 (or 17%) in sales of other non- regulated ancillary services, partially offset by an increase in circuit revenues of $211 (or 225%).

•	A decrease in Directory advertising revenues of $42 (or 3%) as demand for local, regional and national directory ad pages continued to decline in 2006.

•	A decrease in Network access service revenues of $1,063 (or 11%), mainly due to lower local switching support revenues of $597 (or 18%) received from the USF and lower switched access revenues of $494 (or 14%) due mainly to a 21% decline in total switched access minutes in 2006 versus 2005.

The Company’s operating revenues decreased by $336 (or 1%) from $27,678 in 2004 to $27,342 in 2005. The decrease was due primarily to: (1) lower long distance network service revenues, mainly the result of lower interstate interLATA call volume, (2) lower dial-up revenues, mainly due to subscriber loss to DSL competitors, (3) lower local network service revenue mainly due to customers switching to Cablevision’s telephone service and the loss of second access lines that were being utilized for dial-up Internet as customers continued to switch to DSL, (4) lower other services and sales revenues, due to reciprocal compensation rate reductions and lower demand for ancillary services and, (5) a slight decrease in directory advertising as the demand declined in 2005. These revenue losses were partially offset by higher revenues derived from higher local switching support revenues received from the USF and increased long distance sales due to the new long distance plan the Company introduced in 2005.

Operating Expenses

Operating expenses decreased $1,259 (or 4%) from $30,289 in 2005 to $29,030 in 2006. This decrease was largely due to:

•	A decrease of $564 (or 6%) in corporate operations expense, mainly as a result of lower professional and consulting fees of $1,700 associated with the Company’s ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act. This decrease was partially offset by a $827 reserve established for employees electing the Voluntary Termination Incentive Plan, and $400 in retention bonuses paid to the former CEO and CFO of the Company.

•	A decrease of $245 (or 4%) in depreciation expense, due mainly to central office equipment taken out of service and Internet equipment that was fully depreciated early in 2006, partially offset by the increased depreciation associated with a change in the estimated useful life of certain video equipment from seven to three years on a prospective basis, beginning in August 2005.

•	A decrease of $30 (or 1%) in other plant non-specific expenses, due mainly to the outsourcing of the Internet/video help desk functions as of July 1, 2006, partially offset by the write-off of obsolete inventory items and by higher content costs for the video product.

•	A decrease of $222 (or 16%) in property, revenue and payroll taxes, due mainly to lower assessments from the Universal Service Fund of $172 and lower property, sales and excise taxes of $48.

•	A decrease of $379 (or 24%) in cost of services and sales, due mainly to lower trunk line costs for the Internet and long distance services, reflecting efficiencies generated from better management of capacity requirements and lower DSL service material and installation costs.

•	A decrease of $296 (or 7%) in customer operations expenses, due mainly to lower salaries and benefits as a result of decreased staffing and lower advertising costs, partially offset by higher costs associated with carrier access billing.

Partially offset by:

•	An increase of $477 (or 10%) in plant specific expenses mainly as a result of increased labor and benefits in 2006. This increase reflected a shift in work effort as it relates to the plant infrastructure towards more routine repair and maintenance projects versus capital improvements and upgrades (capital expenditures are discussed in Cash Flow from Investing Activities below).

Operating expenses increased $3,725 (or 14%) from $26,564 in 2004 to $30,289 in 2005. This increase was due primarily to: (1) higher corporate expenses, mainly professional and consulting fees associated with compliance with Section 404 of the Sarbanes-Oxley Act, (2) higher plant specific expenses mainly as a result of increased labor and benefits in 2005, and (3) higher depreciation expense and content costs associated with the expansion of the Video product. Partially offsetting these increases were lower trunk line charges and lower customer operations expenses associated with decreased staffing.

Other Income (Expenses)

Other income (expenses) decreased $1,072 (or 10%) from $10,903 in 2005 to $9,831 in 2006. This decrease is due mainly to:

•	Decreased earnings from O-P of $1,271 (or 12%) resulting from a reduction of minutes and rates.

•	A reduction of $278 in gains from sales of investments which resulted from the sale of Zefcom in 2006, generating a gain of $611, compared to the gain of $889 recognized in May of 2005 in connection with the Company’s receipt of funds that had been held in escrow as part of the terms of the sale of the Company’s 8.9% interest in DataNet in 2004.

Partially offset by:

•	An increase in interest income (expense) of $180 (or 86%) due mainly to higher interest income earned on interest bearing cash equivalents offset by interest rates on borrowings.

•	A net decrease in expense of $296 (or 72%) resulting from the reduction of income from the sales of communication equipment and a reduction of expenses, primarily from abandoned projects written off in 2005. This expense reduction included a charge for tax penalties arising from an audit of the Company’s 2002 through 2004 tax returns.

Other income (expenses) decreased $1,488 (or 12%) from $12,391 in 2004 to $10,903 in 2005. The decrease in 2005 was primarily due to lower gains from sale of investments and increased losses from the Company’s investment in Zefcom and EsiNet. In addition, the Company wrote off its entire EsiNet investment as a permanently impaired asset. The decrease in other income (expenses) was partially offset by earnings from O-P.

SEGMENT RESULTS OVERVIEW

The telephone operations segment, which operates as a retail and wholesale seller of communications services, accounted for approximately 75% of our consolidated operating revenues in each of 2006 and 2005. This segment provides telecommunications services, including local networks, network access, long distance voice, customer premise equipment, private branch exchange (“PBX”) equipment, wireless and directory advertising services (yellow and white pages advertising and electronic publishing).

The Online segment accounted for approximately 25% of our consolidated segment operating revenues in each of 2006 and 2005. This segment provides high speed (DSL) and dial-up Internet services, and video over VDSL (a digital TV product). In response to customer demand, the Online segment is actively engaged in research and development to upgrade its current video offering to include High Definition (“HD”) and Video on Demand (“VOD”) products, as well as a non-regulated voice product using Internet Protocol (“IP”) technology. The Company also plans to deploy Asymmetrical Digital Subscriber Line (“ADSL2+”) technology, which allows for faster speeds at longer distances to service areas not covered by VDSL.

In 2005 and 2004 the telephone operating segment accounted for approximately 75% and the Online segment accounted for 25% of consolidated operating revenues, respectively.

For further segment information see Note 5 to the Consolidated Financial Statements contained in Item 15(a).

Telephone

Local network service — Revenue decreased mainly as the result of a 9% decrease in access lines in 2006. Access line losses were mainly the result of customers switching to Cablevision’s bundle package and the continued loss of second access lines used for dial-up Internet connections by customers switching to DSL outside the Company’s service area.

Network access service — includes end user, local switching support, switched access and special access revenue categories. Revenue decreased primarily due to lower local switch support revenues received from the USF and declining billable switched access minutes and flat rates.

Long distance services — which includes network services resulting from the transport of intraLATA (outside the local calling area) and interLATA (traditional long distance) calls and subscribers to the Company’s long distance plan. Network service revenues declined as the volume of intraLATA call minutes continued to drop as customers continued to switch to wireless and IP based services. This decline was partially offset by increased revenues from long distance sales due to an increase in the number of subscribers to the Company’s long distance plan. Long distance subscribers increased 4% over 2005.

Directory advertising — Revenue decreased 3% over 2005 as the sale of local, regional and national ad pages all declined. The Company expects an industry trend towards a slowdown in the growth in the demand for traditional directory ad pages to continue as more customers migrate to web based advertising.

Other service and sales — includes revenues from services related to billing and collections provided to other carriers, inside wire revenue, circuit revenue and reciprocal compensation. Revenue decreased as reciprocal compensation declined due to lower rates that were mandated by the FCC and other ancillary revenues such as billing and collection and inside wire decreased due to lower customer demand for these products. These decreases were partially offset by an increase in circuit billings.

Telephone operations expenses decreased in 2006 mainly due to the reduction of professional and consulting fees and lower salaries and benefits due to a reduction in work force as a result of the Voluntary Termination Incentive Payout.

Other income (expenses) declined in 2006 mainly due to the reduction in gains from sales of investments which resulted from the sale of Zefcom in 2006, compared to the finalization of the sale of DataNet in 2005 and to a decrease in the earnings of O-P.

Online

Online revenues declined in 2006 largely due to the loss of 2,050 dial-up customers who migrated to DSL service. Offsetting the decline in dial-up revenues was an increase in video and DSL revenues. However, the annual growth of these products slowed in 2006 due to the suspension of the aggressive expansion program the Company had been engaged in since the initial roll out of the video product in April 2002. This step was taken to allow the Company time to study recent advances in video technology which would enable the Company to expand the reach of its products to additional customers in its markets and support the growing customer demand for high definition signals and video on demand. During the first quarter of 2006, the Company deployed new advanced video services on a limited basis in its New Jersey CLEC.

Online expenses decreased in 2006 mainly due to the outsourcing of the Internet help desk, depreciation expense largely associated with full depreciation of some Internet equipment and lower trunk line expenses reflecting efficiencies generated from better management of capacity requirements.

Investment in Zefcom

Until January 3, 2006, the Company owned 17% of Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells Sprint PCS under private label, and it accounted for its investment using the equity method of accounting. The Company’s share of Zefcom’s losses has been reported in “Income from equity investments, net” in the Income Statement for the years ended December 31, 2005, 2004 respectively. On January 3, 2006 the Company sold its interest in Zefcom to a group of outside investors for $700 in cash.

Investment in EsiNet

The Company owned as of December 31, 2006 a 25% interest in the Empire State Independent Network, LLC (“EsiNet”), which was reduced as of January 31, 2007 to 18.45% as a result of additional capital subscription by new and existing EsiNet members (other than the Company). EsiNet represents a consortium of 15 independent telephone companies located in the upstate New York and Pennsylvania region whose intent is to build a fiber optic network that will facilitate the delivery of voice, video and data services to customers throughout that region. EsiNet was formed in March 2004 and began operations on a limited basis by the end of 2006. All personal, tangible and intangible property of EsiNet, along with all rents, income, revenue, profits and other benefits derived or received from these properties, have been pledged by EsiNet to the Rural Telephone Finance Cooperative (“RTFC”) to secure an $6,750 ten year term credit facility. Based on determination in March 2006 that it appeared unlikely that EsiNet would remain a viable going concern, the Company determined that there existed a permanent impairment of the Company’s entire amount in EsiNet which was written-off in the year ended December 31, 2005. EsiNet has been actively seeking additional sources of equity financing from its existing partners and from outside sources; in the event it succeeds, the Company anticipates that its equity ownership interest will be further diluted.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $12,296 of cash and cash equivalents available at December 31, 2006. The Company also has a $4,000 line of credit with a bank, of which the entire amount remained unused as of December 31, 2006. Interest is at a variable rate and borrowings are on a demand basis without restrictions. The Company is in compliance with all loan covenants under the line of credit. The Company has an unsecured loan with CoBank ACB at a variable rate, which approximated 7.3% for the twelve months ended December 31, 2006. As of December 31, 2006 $8,733 of the principal amount was outstanding under the CoBank facility. In October 2004, the Company began making principal payments on the outstanding debt; the final payment is due July 20, 2012.

CASH FROM OPERATING ACTIVITIES

The Company’s primary source of funds continues to be cash generated from operations, supplemented by cash distributions from O-P. The Company’s cash distributions from O-P for the Company’s share of O-P earnings totaled $9,150 for the year ended December 31, 2006 versus $9,975 for the year ended December 31, 2005. O-P’s cash distributions are made to the Company on a quarterly basis at the discretion of the general partner.

CASH FROM INVESTING ACTIVITIES

Capital expenditures totaled $4,627 during the year ended December 31, 2006 as compared to $2,523 for the corresponding period of 2005, reflecting the Company’s decision to upgrade its central office switching facility with the implementation of a new soft switch which was placed in service in the fourth quarter. Capital expenditure for work in progress continues on the conversion of the Company’s IT operating systems as well as the continued creation of a communication infrastructure for a large and expanding residential and resort complex located in the Company’s New Jersey CLEC territory.

In 2004, the Company made capital contributions of $713 to EsiNet. In April 2005, the Company made its final required capital contribution of $238, bringing its total investment in EsiNet to $950 and fulfilling its contractual funding obligation. As reported above, the Company has now written off the entire amount of its net investment in EsiNet.

CASH FROM FINANCING ACTIVITIES

Dividends, declared by the Board of Directors of the Company, were $1.80 per share for the year ended December 31, 2006 as compared to $0.80 and $0.98 in 2005 and 2004, respectively. Of the dividends paid in 2006, $1.00 per share represented a special dividend declared by the board and in 2004, $0.20 per share represented a special dividend with respect to the sale of the Company’s interest in DataNet. The total amount of dividends paid by the Company for the year ended December 31, 2006 on its common shares was $9,633 as compared to $4,282 in 2005 and $5,294 in 2004. In March 2005, the Company purchased 50,000 Common Shares from a shareholder at $23 per share or $1,150.

In September 2004, the Company borrowed $5,000 under its loan facility with CoBank to be used for future capital expenditures and strategic acquisitions. The borrowed funds were invested in short-term cash equivalents.

Off-Balance Sheet Arrangements

As of December 31, 2006 the Company did not have any material off-balance sheet arrangements.

Contractual Obligations and Commitments

Below is a summary of the Company’s material contractual obligations and commitments as of December 31:

	Payments Due by Period
	Less			More
	than	1-3	3-5	than
	1 Year	Years	Years	5 Years	Total
	($ in thousands)

Long-term debt, including current maturities(a)	$1,519	$3,037	$3,037	$1,140	$8,733
Interest expense(b)	638	942	499	84	2,163
Operating leases(c)	451	480	287	62	1,280
Trunk line agreements(d)	605	1,045	—	—	1,650
Other long-term obligations(e)	1,435	—	—	—	1,435

Total Contractual obligations and commitments	$4,648	$5,504	$3,823	$1,286	$15,261

(a)	Pursuant to the loan agreement, principal payments relating to long-term debt commenced on October 2004 and will continue for 32 consecutive quarters from that date until repaid in full.

(b)	Long-term debt is at a variable rate. Interest payments are calculated based upon a current interest rate of 7.30%. This rate is subject to fluctuation in the future.

(c)	The Company leases tower space for transmission of content for its Video product. In addition, the Company also leases office and parking space, and vehicles.

(d)	Represents contractual commitments, with a specified contract life, to purchase access to trunk lines from other carriers for the transmission of voice, data and video.

(e)	The Company is required to make minimum contributions to its pension and postretirement plans. These amounts are not estimable for years after 2007.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

2007 Revenue Trends

It is anticipated that in 2007, WVT will continue to face the challenges endemic to the telecommunications industry, namely continued declines in the revenue associated with traditional service offerings. These declines are currently expected to be partially offset by new products and services, although the revenues from those products and services are likely to take time to develop.

On February 22, 2007 the Company announced that it had notified Verizon Wireless of the East LP (“Verizon Wireless”) that it would exercise its right of first refusal to purchase a portion of the limited partnership interest in O-P being sold by FairPoint and Taconic to Verizon Wireless. The right of first refusal exists pursuant to the partnership agreement of O-P and entitles the Company to purchase its pro rata share of a partnership interest being sold by another limited partner at the price to be received by the selling partner. The Company is entitled to purchase 8.108% of the 7.5% limited partnership interest being sold by Taconic for a price equal to 8.108% of the purchase price that Verizon Wireless has agreed to pay. By exercising its right of first refusal, the Company will be able to acquire an additional 0.6081% limited partnership interest in O-P for $4,459. If the purchase takes place, the Company will hold an 8.108% limited partnership interest in O-P. O-P has informed the Company of further reduction in wholesale rates for 2007. Based on the budget information provided by the partnership, it is anticipated these rate reductions will be, in part, offset by continued growth in its subscriber base as well as the related usage revenue. Accordingly, the Company currently expects O-P’s distributions to the partners, including the Company, to decline by approximately 15% in comparison to 2006, prior to considering the additional O-P dividends due to the Company from its purchase of a greater interest of the partnership. Actual distributions will, of course, depend on the subscriber base and usage. Additionally, the general partner of O-P is expected to effect further rate reductions in 2008.

2007 Expense Trends

WVT expects to continue the streamlining of its operations that began in 2005 and to complete the installation of its new enterprise software package. These efforts are currently expected to reduce and/or slow the growth of operating expenses, once they are completed.

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

Professional service fees are expected to continue to fall in 2007 as the Company’s professional and consulting fees associated with Section 404 compliance decline.

During 2003, the Company reached a five year agreement with the IBEW. As part of this agreement, labor cost for our union employees will increase 3.5% in 2007 under the contract.

As a result of new agreements with various carriers, and better management of capacity requirements, trunk line costs are expected to continue decreasing in 2007.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes. The Company’s only assets exposed to market risk are its interest bearing bank accounts, into which the Company deposits its excess operating funds on a daily basis, the $5,000 of funds borrowed from CoBank which CoBank has deposited in an interest bearing money market account on the Company’s behalf and a $4,825 Certificate Deposit currently held with our primary commercial bank. In regards to its CoBank loan, the Company has the option of choosing the following rate options: Weekly Quoted Variable Rate, Long-Term Fixed Quote and a Libor Option. In 2006, the Weekly Quoted Variable Rate Option was selected and used to calculate accrued interest on the loan. The Company does not believe that its exposure to interest rate risk is material at the present time.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 15(a) below for the Index to Financial Information.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 27, 2005, the Company decided to dismiss PricewaterhouseCoopers LLP as its independent registered public accounting firm effective upon completion of services related to the audit of the December 31, 2004 financial statements. Such procedures were completed on November 15, 2005. The Company’s Audit Committee and Board of Directors participated in and approved the decision to change its independent registered public accounting firm. The reports of PricewaterhouseCoopers LLP on the financial statements for the years ended December 31, 2003 and 2004 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

From the date of appointment of PricewaterhouseCoopers LLP on May 30, 2003 and through November 15, 2005, there were no disagreements pursuant to Item 304(a)(1)(iv) of Regulation S-K promulgated by the Securities and Exchange Commission with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.

From the date of appointment of PricewaterhouseCoopers LLP on May 30, 2003 and through November 15, 2005, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) except the Company’s nine reported material weaknesses in its internal control over financial reporting as of December 31, 2004. Such material weaknesses are contained in Item 9A, Controls and Procedures, of the Company’s Annual Reports on Form 10-K/A for the year ended December 31, 2004. As a result of the material weaknesses in 2004, the Company concluded in its amended Annual Report for 2004 on Form 10K/A that its internal control over financial reporting was not effective as of December 31, 2004. The Company authorized PricewaterhouseCoopers LLP to respond fully to inquiries of the successor accountant concerning the subject matter of each material weakness.

In March 2007, the Company requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements insofar as they relate to the period during which PricewaterhouseCoopers LLP was engaged by the Company. A copy of such letter, dated March 29, 2007 was provided by PricewaterhouseCoopers LLP and is included in Exhibit 16 to this Annual Report on Form 10-K.

On September 27, 2005 the Company decided to engage WithumSmith+Brown P.C. as its independent registered accounting firm to audit the financial statements of the Company, including the audit of the effectiveness of internal control over financial reporting for the year ended December 31, 2005. During the period January 1, 2003 through September 27, 2005 the Company did not consult with WithumSmith+Brown P.C. regarding either:

1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report or oral advice was provided to the Company that WithumSmith+Brown P.C. concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial issue; or

2) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)1(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

As of December 31, 2006, the management of the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006, because of the material weaknesses described below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following control deficiencies which represent material weaknesses in the Company’s internal control over financial reporting as of December 31, 2006:

1) The Company did not maintain an effective control environment. Specifically, the financial reporting organizational structure was not adequate to support the activities of the Company. Furthermore, the information technology infrastructure was not adequate to support the Company’s financial accounting and reporting responsibilities. This control deficiency contributed to the material weaknesses described below in items 2 through 6 below. This control deficiency could result in the material misstatement of significant accounts and disclosures, including those described in items 2 through 6 below; that would result in material misstatements to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2) The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of accounting principles generally accepted in the United States of America (“GAAP”) commensurate with the Company’s financial reporting requirements. Due in part to turnover in 2006 at both the Chief Financial Officer and Controller positions, certain key finance and accounting positions were not staffed with personnel possessing the appropriate skills, training, and experience in the application of GAAP to meet their responsibilities. This control deficiency contributed to the individual material weaknesses described below in items 3 through 6. This control deficiency could result in material misstatements of significant accounts and disclosures, including those described in items 3 through 6 below, that would result in a material misstatement to the

Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3) The Company did not maintain effective controls over the authorization, completeness and accuracy of revenue and accounts receivable. Specifically the controls over the authorization, completeness and accuracy of (i) service activation and service order initiation; (ii) customer billing adjustments including write-offs; (iii) the development of, changes to and maintenance of billing rates; (iv) the approval and processing of customer payments, credits and other customer account applications; and (v) the switching process for tolls and carrier access billings, including the record transfer process, were not effective. This control deficiency did not result in audit adjustments to the 2006 interim or annual consolidated financial statements. This control deficiency could result in a misstatement of revenue or accounts receivable that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

4) The Company did not maintain effective controls over its financial reporting process. Specifically, the Company lacked policies, procedures, and controls for the preparation and review of the interim and annual consolidated financial statements and supporting schedules. This control deficiency contributed to the individual material weaknesses described below:

a) The Company did not maintain effective controls over its preparation, review, and approval of significant account reconciliations and journal entries. Specifically, the Company did not maintain effective controls over the completeness and accuracy of underlying data for supporting schedules and journal entries for: (i) inventory and related valuation reserves, (ii) revenue and accounts receivable, and (iii) fixed assets and related depreciation accounts. This control deficiency did result in audit adjustments to the 2006 interim and annual consolidated financial statements.

b) The Company did not maintain effective controls over the completeness and accuracy of period-end accruals. Specifically, several entries regarding accounts payable and related accrued expenses were not identified and recorded in the appropriate time period. This control deficiency resulted in audit adjustments to the 2006 interim and annual consolidated financial statements.

c) The Company did not maintain effective controls over the preparation and review of the consolidated interim and annual financial statements. Specifically, the Company did not have effective controls over the process related to identifying and accumulating all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and the accompanying footnote disclosures and to ensure the balances reported in the consolidated financial statements reconciled to the underlying supporting schedules and analyses. This control deficiency did not result in audit adjustments to the 2006 interim or annual consolidated financial statements.

d) The Company did not maintain effective control over certain spreadsheets utilized in the period-end financial reporting process. Specifically, the Company lacked effective controls related to the completeness, accuracy, validity, and restricted access to spreadsheets related to: shareholders’ equity including earnings per share; journal entries and reconciliations; taxes; revenue and accounts receivable; and payroll expense and the related accruals. This control deficiency did not result in audit adjustments to the 2006 interim or annual consolidated financial statements.

In summary with respect to this deficiency, the control deficiencies described in a) through d) above could result in a material misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies described in a) through d) above constitutes a material weakness.

5) The Company did not maintain effective controls over changes to production applications and over access to programs and data. Specifically, certain of the Company’s personnel had unrestricted access to various financial application programs and data beyond the requirements of their individual job responsibilities in processing accounts payable, inventory and revenue transactions. Such access was beyond the requirements of their assigned responsibilities and was not appropriately monitored. This control deficiency did not result in audit adjustments to the 2006 interim or annual consolidated financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures, including those described above, that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

6) The Company did not maintain effective controls over the design of its general ledger application. Specifically, the design of the general ledger application allows users to post adjusting entries to closed periods. Furthermore, this inadequate system design within the general ledger application permits users to post adjustments to prior periods without authorization. This control deficiency did not result in audit adjustments to the 2006 interim or annual consolidated financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria in Internal Control-Integrated Framework issued by COSO. WithumSmith+ Brown, P.C., an independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

The Company recognizes the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, remediation programs to eliminate certain material weaknesses related to the Company’s control environment that existed as of December 31, 2005 were implemented and tested during 2006. The remediation programs that have been implemented and tested are as follows:

1) As reported in the Company’s March 31, 2006 10-Q, the Company has implemented procedures to effectively manage the Company’s investments ensuring the completeness and accuracy of recording investments, recording gains or losses on the disposition of equity investments in the appropriate period and the presentation of related cash flows.

2) The Company remediated the following material weakness in its internal controls over the accuracy of its accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision:

•	Established procedures to ensure the accuracy and completeness of the calculation of and accounting for income taxes.

•	Contracted a qualified telecommunication industry income tax specialist to assist the Company with its preparation, filing, and related accounting for all elements of income taxation at both the state and federal levels.

3) The Company recognizes the importance of segregating duties in detecting and preventing fraud. Included in the remediation process the Company established manual controls to segregate the duties associated with the creation, critical review, approval, and reconciliation of transactions related to the financial reporting process.

Ongoing Remediation Efforts Relating to the Company’s Internal Control over Financial Reporting

The Company continues its ongoing remediation efforts by implementing enhancements and changes to its internal control over financial reporting to provide reasonable assurance that the errors and control deficiencies identified above will not recur. For the most part, these remediation initiatives began in 2005 and continued throughout 2006 and represent the Company’s plan to remediate the material weaknesses identified above, with some of the remediation plans impacting only one material weakness, while other remediation plans will, after implementation, remedy several of the material weaknesses.

The Company recognizes the importance of having staff with competencies required for the accurate interpretation of generally accepted accounting principles (GAAP); for having effective internal controls over financial reporting; and for establishing the appropriate policies and procedures to assure timely, accurate, and reliable information. Consequently, to eliminate material weaknesses identified with respect to staffing and training, the Company has:

•	Enhanced the competency of the organization by hiring staff competent in accounting operations during 2006. The Company will continue to enhance its financial and reporting competencies by developing its staff with continuing education programs.

•	Engaged an interim Chief Financial Officer in January 2007 and is currently seeking a full time CFO with the requisite accounting and industry experience.

The Company has commenced the remediation of the material weaknesses in its internal controls related to the period end financial reporting process that have the potential of preventing the accurate preparation and review of the Company’s consolidated financial statements by increasing the supervisory review of the consolidation process in 2006. In addition, the Company has developed internal controls related to the period end financial reporting process that have the potential of preventing the accurate preparation and review of the Company’s consolidated financial statements in future financial periods as follows:

•	Established procedures for period end cut-offs, including, but not limited to, identifying and recognizing all incurred liabilities.

•	Established procedures to properly identify and accumulate all supporting information to ensure the completeness and accuracy of the financial statement footnote disclosures and to ensure the balances reported in the consolidated financial statements reconcile to the underlying supporting schedules and analyses.

The Company recognizes the importance of its Information Technology General Controls (ITGC) and their use as an effective tool for managing and controlling processes that affect the financial reporting process. Remediation during 2006 to eliminate material weaknesses related to the Company’s ITGC was as follows:

•	Only personnel with the appropriate authorization should have access to the programs and processes that ultimately affect financial reporting as such, the Company is in the process of establishing and enforcing authorization procedures for limiting access to those functions that have an affect on financial reporting.

•	Management implemented procedures during 2006 to enhance control over the “change management” process.

•	The Company upgraded its overall system security and implemented the associated operational procedures.

To assist in the remediation of a number of existing material weaknesses, the Company is in the final stages of upgrading its new business operating support system that will simultaneously automate and improve the Company’s internal controls over financial reporting. The Company converted a portion of its billing system to this new operating system in the fourth quarter of 2006. The Company expects the implementation of this new operating system to remediate material weaknesses reported above regarding the accounting for revenue and accounts receivable; the information technology infrastructure supporting the Company’s financial accounting and reporting responsibilities; the design of the general ledger and unrestricted access to various financial application programs. The Company anticipates the new operating support system will be fully integrated with respect to the majority of the Company’s processes in 2007 and ongoing upgrades and improvements will continue throughout 2007.

Part III.

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference to the information under the following captions in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders: “Information About Directors and Nominees for Election as Directors”; “Governance of the Company Ethics and Values”; “Governance of the Company Audit Committee”; “Section 16(a) Beneficial Ownership Reporting Compliance”; and “Making Shareholders Proposals”. See also information immediately after Item 4 above.

Item 11.	EXECUTIVE COMPENSATION.

Incorporated by reference to the information under the caption “Compensation of Executives and Directors” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the information under the captions “Governance of the Company Board Meetings and Board Committees”, and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference to the information under the caption “Audit Fees,” and “Audit-Related Fees” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders.

Part IV.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following items are filed as part of this Annual Report:

1.	Financial Statements

3. Exhibits

Exhibit No.	Description of Exhibit	Reference

3(a)	Articles of Incorporation, as amended	Incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for September 2003
3(b)	By-Laws	Incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for 2005
4(a)	Form of Common Shares Certificate, as amended	Incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for September 2003
4(b)	CoBank Loan Agreement	Incorporated by reference to Exhibit 4(d) to the Company’s Annual Report on Form 10-K for 2002
10.1	Employment Agreement — Thomas H. Gray — Interim President and Chief Executive Officer	Filed herewith
10.2	Employment Agreement — Kenneth H. Volz — Interim Vice-President, Chief Financial Officer and Treasurer	Filed herewith
14	Warwick Valley Telephone Company Code of Ethics	Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for 2003
16	Letter from PricewaterhouseCoopers LLC regarding accuracy of statements concerning their dismissal	Filed herewith
21	Significant Subsidiaries of Registrant	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for 2003
23.1	Consent of Independent Registered Public Accountants WithumSmith + Brown, P.C.	Filed herewith
23.2	Consent of Independent Registered Public Accountants PriceWaterhouseCoopers LLP	Filed herewith
23.3	Consent of Independent Registered Public Accountants Deloitte & Touche LLP	Filed herewith
31.1	Rule 13a -14(a)/15d-14(a) Certification signed by Thomas H. Gray, Chief Executive Officer	Filed herewith
31.2	Rule 13a -14(a)/15d-14(a) Certification signed by Kenneth H. Volz, Chief Financial Officer	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Thomas H. Gray, Chief Executive Officer	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Kenneth H. Volz, Chief Financial Officer	Filed herewith
99	Orange County-Poughkeepsie Limited Partnership Financial Statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARWICK VALLEY TELEPHONE COMPANY

/s/  Thomas H. Gray
Thomas H. Gray
Interim President, Chief Executive Officer and Director

Dated: March 29th, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the 16th day of March, 2007.

Signature	Title

/s/ Thomas H. Gray Thomas H. Gray	Interim President, Chief Executive Officer (Principal Executive Officer) and Director

/s/ Kenneth H. Volz Kenneth H. Volz	Interim Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Wisner H. Buckbee Wisner H. Buckbee	Director

/s/ Philip S. Demarest Philip S. Demarest	Director

/s/ Robert J. DeValentino Robert J. DeValentino	Director

/s/ Herbert Gareiss, Jr. Herbert Gareiss, Jr.	Director

/s/ Joseph J. Morrow Joseph J. Morrow	Director

/s/ Kelley C. Bloss Kelley C. Bloss	Director

/s/ Jeffery D. Alario Jeffery D. Alario	Director

/s/ Douglas J. Mello Douglas J. Mello	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,
Warwick Valley Telephone Company:

We have audited the accompanying consolidated balance sheets of Warwick Valley Telephone Company (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years then ended. We have also audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Warwick Valley Telephone Company did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Warwick Valley Telephone Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal controls over financial reporting based on our audits. We did not audit the financial statements of the Orange County-Poughkeepsie Limited Partnership (the “O-P Partnership”), an investment that was reflected in the consolidated financial statements using the equity method of accounting. The investment in O-P Partnership represented 6% of total consolidated assets as of December 31, 2006 and 2005 , and 155% and 139% of income before income taxes for the years ended December 31, 2006 and 2005, respectively. The financial statements of O-P Partnership were audited by other auditors whose report thereon has been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for O-P Partnership, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2006 financial statements.

1. The Company did not maintain an effective control environment. Specifically, the financial reporting organizational structure was not adequate to support the activities of the Company. Furthermore, the information technology infrastructure was not adequate to support the Company’s financial accounting and reporting responsibilities. This control deficiency contributed to the material weaknesses described in items 2 through 6 below. This control deficiency could result in the material misstatement of significant accounts and disclosures, including those described in items 2 through 6 below that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2. The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of accounting principles generally accepted in the United States of America (“GAAP”) commensurate with the Company’s financial reporting requirements. Due in part to turnover in 2006 at both the Chief Financial Officer and Controller positions, certain key finance and accounting positions were not staffed with personnel possessing the appropriate skills, training and experience in the application of GAAP to meet their responsibilities. This control deficiency contributed to the individual material weaknesses described below in items 3 through 6. This control deficiency could result in material misstatements of significant accounts and disclosures, including those described in items 3 through 6 below that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3. The Company did not maintain effective controls over the authorization, completeness and accuracy of revenue and accounts receivable. Specifically, the Company’s controls over the authorization, completeness and accuracy of (i) service activation and service order initiation; (ii) customer billing adjustments including write-offs; (iii) the development of, changes to and the maintenance of billing rates; (iv) the approval and processing of customer payments, credits and other customer account applications; and (v) the switching process for tolls and carrier access billings, including the record transfer process, were not effective. This control deficiency did not result in audit adjustments to the Company’s 2006 interim or annual consolidated financial statements. This control deficiency could result in a misstatement of revenue or accounts receivable that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

4. The Company did not maintain effective controls over its financial reporting process. Specifically, the Company lacked policies, procedures and controls for the preparation and review of the interim and annual consolidated financial statements and supporting schedules. This control deficiency contributed to the individual material weaknesses described below:

A. The Company did not maintain effective controls over the preparation, review and approval of significant account reconciliations and journal entries. Specifically, the Company did not maintain effective controls over the completeness and accuracy of underlying data for supporting schedules and journal entries for: (i) inventory and the related valuation reserves; (ii) revenue and accounts receivable; and (iii) fixed assets and the related depreciation accounts. This control deficiency did result in audit adjustments to the Company’s 2006 interim and annual consolidated financial statements.

B. The Company did not maintain effective controls over the completeness and accuracy of period-end accruals. Specifically, several entries regarding accounts payable and accrued expenses were not identified and recorded in the appropriate time period. This control deficiency resulted in audit adjustments to the Company’s 2006 interim and annual consolidated financial statements.

C. The Company did not maintain effective controls over the preparation and review of the consolidated interim and annual financial statements. Specifically, the Company did not have effective controls over the process related to identifying and accumulating all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and the accompanying footnote disclosures and to ensure the balances reported in the consolidated financial statements reconciled to the underlying supporting schedules and analyses. This control deficiency did not result in audit adjustments to the Company’s 2006 interim or annual consolidated financial statements.

D. The Company did not maintain effective control over certain spreadsheets utilized in the period-end financial reporting process. Specifically, the Company lacked effective controls related to the completeness, accuracy, validity, and restricted access to spreadsheets related to: shareholders’ equity including earnings per share; journal entries and reconciliations; taxes; revenue and accounts receivable; and payroll expense and the related accruals. This control deficiency did not result in audit adjustments to the 2006 interim or annual consolidated financial statements.

In summary, with respect to this deficiency, the control deficiencies described in A through D above could result in a material misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies described in A through D above constitutes a material weakness.

5. The Company did not maintain effective controls over changes to production applications and over access to programs and data. Specifically, certain of the Company’s personnel had unrestricted access to various financial application programs and data beyond the requirements of their individual job responsibilities in processing accounts payable, inventory and revenue transactions. Such access was beyond the requirements of their assigned responsibilities and was not appropriately monitored. This control deficiency did not result in audit adjustments to the 2006 interim or annual consolidated financial statements. However, this control deficiency could result in a material misstatement of significant accounts and disclosures, including those described above, that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

6. The Company did not maintain effective controls over the design of its general ledger application. Specifically, the design of the general ledger application allows users to post adjusting journal entries to closed periods. Furthermore, this inadequate system design within the general ledger application permits users to post adjustments to prior periods without authorization. This control deficiency did not result in audit adjustments to the Company’s 2006 interim or annual consolidated financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warwick Valley Telephone Company as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that Warwick Valley Telephone Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievements of the objectives of the control criteria, Warwick Valley Telephone Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the COSO.

As discussed in Note 1 to the consolidated financial statements, the Company has recognized the unfunded status of its benefit plans in accordance with the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132R, as of December 31, 2006.

/s/  WithumSmith+Brown, P.C.

Princeton, New Jersey
March 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Warwick Valley Telephone Company:

In our opinion, based on our audit and the report of other auditors, the accompanying consolidated statements of income and cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of Warwick Valley Telephone Company and its subsidiaries (the “Company”) for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Orange County-Poughkeepsie Limited Partnership (the “O-P Partnership”), an investment that was reflected in the consolidated financial statements using the equity method of accounting. The investment in O-P Partnership represented 81% of income before income taxes for the year ended December 31, 2004. The financial statements of O-P Partnership were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for O-P Partnership, is based solely on the report of the other auditors. We conducted our audit of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

New York, New York
November 15, 2005

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2006	2005	2004
	($ in thousands except share
	and per share amounts)

Operating Revenues:
Local network service	$3,550	$3,903	$4,070
Network access service	8,648	9,711	9,284
Long distance services	3,498	3,586	3,785
Directory advertising	1,348	1,390	1,452
Online services	6,223	6,734	6,913
Other services and sales	1,969	2,018	2,174

Total operating revenues	25,236	27,342	27,678

Operating Expenses:
Plant specific	5,388	4,911	4,317
Plant non-specific:
Depreciation & amortization	5,407	5,652	5,270
Other	3,531	3,561	3,271
Customer operations	4,164	4,460	4,698
Corporate operations	8,153	8,717	5,790
Cost of services and sales	1,199	1,578	1,866
Property, revenue and payroll taxes	1,188	1,410	1,352

Total operating expenses	29,030	30,289	26,564

Operating (loss) income	(3,794)	(2,947)	1,114
Other Income (Expenses):
Interest income (expense), net of capitalized interest	(30)	(210)	(292)
Income from equity method investments, net	9,367	10,638	10,208
Gain on sale of investment	611	889	2,490
Loss on write-down of investment	—	(705)	—
Other income (expense), net	(117)	291	(15)

Total other income	9,831	10,903	12,391

Income before income taxes	6,037	7,956	13,505
Income Taxes	2,040	2,786	4,577

Net Income	3,997	5,170	8,928
Preferred Dividends	25	25	25

Income Applicable to Common Stock	$3,972	$5,145	$8,903

Basic & Diluted Earnings per Share of Outstanding Common Stock	$0.74	$0.96	$1.65

Weighted Average Shares of Common Stock Outstanding	5,351,780	5,359,862	5,401,498

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	($ in thousands except share and per share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$12,296	$16,956
Accounts receivable — net of allowance for uncollectibles — $107 and $171 in 2006 and 2005, respectively	4,121	3,680
Other accounts receivable	262	354
Materials and supplies	957	1,116
Prepaid income taxes	—	1,882
Prepaid expenses	695	929
Deferred income taxes	228	167

Total Current Assets	18,559	25,084

Property, plant and equipment, net	37,087	37,854
Unamortized debt issuance costs	77	90
Intangible asset — pension	—	624
Other deferred charges	814	848
Investments	3,733	3,606
Other assets	179	123

Total Assets	$60,449	$68,229

LIABILITIES
Current Liabilities:
Accounts payable	$1,013	$823
Current maturities of long term debt	1,519	1,519
Advance billing and payments	251	253
Customer deposits	128	141
Accrued taxes	1,221	34
Pension and post retirement benefit obligations	1,435	1,429
Other accrued expenses	2,199	2,486

Total Current Liabilities	7,766	6,685

Long-term debt, net of current maturities	7,214	8,732
Deferred income taxes	4,490	6,747
Other liabilities and deferred credits	624	561
Pension and postretirement benefit obligations	7,583	5,273

Total Liabilities	27,677	27,998

Shareholders’ Equity
Preferred Shares — $100 par value; authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000;	500	500
Common stock — $0.01 par value; authorized shares of 10,000,000 issued 5,985,463 shares as of December 31, 2006 and December 31, 2005	60	60
Treasury stock — at cost, 633,683 Common Shares as of December 31, 2006 and December 31, 2005	(4,748)	(4,748)
Additional paid in capital	3,487	3,487
Accumulated other comprehensive loss	(3,554)	(1,756)
Retained earnings	37,027	42,688

Total Shareholders’ Equity	32,772	40,231

Total Liabilities and Shareholders’ Equity	$60,449	$68,229

Please see accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2006	2005	2004
	($ in thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$3,997	$5,170	$8,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,407	5,652	5,270
Deferred income taxes	(1,347)	2,844	112
Interest charged to construction	(14)	(12)	(7)
Income from equity investments, net of distributions	(216)	(662)	1,567
Gain on sale of investment	(611)	(889)	(2,490)
Loss on write-down of investment	—	705	—
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	(441)	(363)	103
(Increase) Decrease in other accounts receivable	92	(289)	133
(Increase) Decrease in materials and supplies	159	192	(155)
(Increase) Decrease in prepaid income taxes	1,882	(1,882)	—
(Increase) Decrease in prepaid expenses	234	(330)	82
(Increase) Decrease in deferred charges	34	41	(379)
(Increase) Decrease in other assets	(56)	(123)	—
Increase (Decrease) in accounts payable	190	10	(746)
Increase (Decrease) in customers’ deposits	(13)	(14)	21
Increase (Decrease) in advance billing and payment	(2)	(2)	8
Increase (Decrease) in accrued taxes	1,187	(570)	98
Increase (Decrease) in pension and post retirement benefit obligations	171	(379)	560
Increase (Decrease) in other accrued expenses	(287)	757	477
Increase (Decrease) in accrued access billing	—	(827)	133
Increase (Decrease) in other liabilities and deferred credits	63	(46)	71

Net cash provided by operating activities	10,429	8,983	13,786

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(4,627)	(2,523)	(4,906)
Interest charged to construction	14	12	7
Sale of investment	700	889	3,603
Investment contributions	—	(238)	(713)

Net cash used in investing activities	(3,913)	(1,860)	(2,009)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	5,000
Repayment of long term debt	(1,518)	(1,519)	(380)
Dividends (Common and Preferred)	(9,658)	(4,307)	(5,319)
Sale of common stock	—	—	14
Purchase of treasury stock	—	(1,150)	—

Net cash used in financing activities	(11,176)	(6,976)	(685)

(Decrease) increase in cash and cash equivalents	(4,660)	147	11,092
Cash and cash equivalents at beginning of year	16,956	16,809	5,717

Cash and cash equivalents at end of year	$12,296	$16,956	$16,809

Supplemental disclosure cash flow information:
Interest	$687	$560	$207
Income tax	$1,310	$1,940	$4,210

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

									Accumulated
	Treasury	Treasury	Preferred	Preferred	Common	Common	Additional		Other
	Stock	Stock	Stock	Stock	Stock	Stock	Paid In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
	($ in thousands except share amounts)

Balance, December 31, 2003	583,683	$(3,598)	5,000	$500	5,984,883	$60	$3,473	$38,216	$(765)	$37,886
Net income for the year								8,928		8,928
Minimum Pension Liability									(563)	(563)

Total Comprehensive Income (Loss)										8,365
Dividends:
Common ($.98 per share)								(5,294)		(5,294)
Preferred ($5.00 per share)								(25)		(25)
Sale of Common Stock					580		14			14

Balance, December 31, 2004	583,683	$(3,598)	5,000	$500	5,985,463	$60	$3,487	$41,825	$(1,328)	$40,946

Net income for the year								5,170		5,170
Minimum Pension Liability									(428)	(428)

Total Comprehensive Income (Loss)										4,742
Dividends:
Common ($.80 per share)								(4,282)		(4,282)
Preferred ($5.00 per share)								(25)		(25)
Purchase of Treasury Stock	50,000	(1,150)								(1,150)

Balance, December 31, 2005	633,683	$(4,748)	5,000	$500	5,985,463	$60	$3,487	$42,688	$(1,756)	$40,231

Net income for the year								3,997		3,997
Minimum Pension Liability									681	681

Total Comprehensive Income (Loss)										4,678
Adoption of SFAS No. 158, net of tax of $1,335									(2,479)	(2,479)
Dividends:
Common ($1.80 per share)								(9,633)		(9,633)
Preferred ($5.00 per share)								(25)		(25)

Balance, December 31, 2006	633,683	$(4,748)	5,000	$500	5,985,463	$60	$3,487	$37,027	$(3,554)	$32,772

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

Our investments in the Orange County-Poughkeepsie Limited Partnership (“O-P”), Zefcom, which was sold in January 2006, and the Empire State Network (“EsiNet”), which was written off at December 31, 2005 are accounted for under the equity method of accounting (See Note 8). Our other investment, Data Communications Group, Inc., (“DataNet”) which was sold in October 2004, was accounted for under the cost method of accounting.

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

The rates that the Company charges to its customers for regulated services in New York were established in its 1993 rate case with the NYPSC. The rates the Company charges for its regulated services in New Jersey were established in its 1972 rate case with the NJBPU. The Company has not filed a rate case in New York or New Jersey since those times. If the Company should submit a rate case with the NYPSC or NJBPU in the future, it is uncertain as to what the outcome of the rate case would be and how it would affect the Company’s results of operations, cash flows and financial position.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition in Financial Statements.” The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) the delivery of the product to the customer has

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales or service price is assured.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. Such an allowance is based upon historical trends of accounts receivable write offs, net of subsequent cash recoveries of previously written-off balances. Uncollectible accounts are charged against the allowance for doubtful accounts and subsequent cash recoveries of previously written off bad debts are credited to the account. For the years ended December 31, 2006, 2005 and 2004 net write-offs of uncollectible accounts receivable were $168, $156 and $480, respectively.

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $160, $487 and $389 for 2006, 2005 and 2004, respectively.

Income Taxes

The Company records deferred taxes that arise from temporary differences resulting from differences between the financial statement and tax basis of assets and liabilities. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. The Company’s deferred taxes result principally from differences in the timing of depreciation, Universal Service Fund revenues and in the accounting for pensions and other postretirement benefits.

Property, Plant and Equipment

The Company records property, plant and equipment at cost. Construction costs, labor and related costs related to installations, and interest during construction are capitalized. Costs of maintenance and repairs of property, plant and equipment are charged to operating expense. The estimated useful life of support equipment (vehicles, computers, etc.) ranges from 3 to 19 years. The estimated useful life of communication and network equipment ranges from 10 to 15 years. The estimated useful life of Internet and Video equipment ranges from 3 to 15 years. The estimated useful life of buildings and other equipment ranges from 14 to 50 years. Depreciation expense is computed using the straight line method. In accordance with regulatory accounting guidelines when units of property are retired, sold or otherwise disposed of in the ordinary course of business, the gross book value is charged to accumulated depreciation with no gain or loss recognized.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an initial maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents consist primarily of money market mutual funds. The Company places its cash with high credit quality financial institutions in amounts which at times may exceed those insured by the Federal Deposit Insurance Corporation.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

Fair Value of Financial Instruments

As of December 31, 2006 and 2005, the Company’s financial instruments consisted of cash, cash equivalents, accounts receivable, accounts payable and long-term debt. The Company believes that the carrying values of cash equivalents and accounts receivable and accounts payable at December 31, 2006 and 2005 approximated fair value. Based on the borrowing rates currently available to the Company for loans of similar terms, the Company has determined that the carrying value of the long-term debt (including current maturities) approximates fair value.

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

In March 2006, the Company identified an investment as permanently impaired (See Note: 8 for further discussion).

Derivative Financial Instrument and Hedging Activities

As of December 31, 2006 and 2005, the Company had no derivative financial instrument and hedging activities.

Pension and Postretirement obligations

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets of obligations that have not been recognized in Accumulated Other Comprehensive Income (Loss), net of tax effect, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the Company’s fiscal year end. Presently, we use a December 31 measurement date for our pension and postretirement benefit plans. SFAS 158 is effective for publicly-held companies for years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending December 15, 2008 (See Note 11).

Note 2:	New Accounting Pronouncements

In June 2006, FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that the adoption of FIN No. 48 will have on its consolidated financial statements and disclosures.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the effects, if any, that adoption of SFAS No. 157 will have on its financial statements.

Note 3:	Earnings Per Share

Basic and diluted earnings per share are based on the weighted average number of actual weighted shares outstanding of 5,351,780, 5,359,862 and 5,401,498 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company did not have any Common Share equivalents as of December 31, 2006, 2005 and 2004.

Note 4:	Comprehensive Loss

The Company’s only component of other comprehensive income (loss) consisted of a minimum pension liability for the years ended December 31:

	2006	2005	2004

Minimum pension liability adjustment	$(2,764)	$(658)	$(871)
Related deferred income tax benefit	966	230	308

Total comprehensive loss	$(1,798)	$(428)	$(563)

Note 5:	Segment Information

Warwick Valley Telephone Company’s segments are strategic business units that offer different products and services and are managed as telephone and online services. We evaluate the performance of the segments based upon factors such as revenue growth, expense containment, market share and operating results.

The telephone segment provides telecommunications services, including local, network access and long distance services and messaging, wireless and yellow and white pages advertising and electronic publishing.

The Online segment provides high speed and dial-up Internet services and video over VDSL.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

Segment income statement information for the years ended December 31:

	2006	2005	2004

Revenues
Telephone	$20,868	$22,483	$22,728
Online	6,223	6,734	6,913
Eliminations	(1,855)	(1,875)	(1,963)

Total revenues	$25,236	$27,342	$27,678

Depreciation and amortization
Telephone	$3,603	$3,757	$3,788
Online	1,804	1,895	1,482

Total depreciation and amortization	$5,407	$5,652	$5,270

Operating (loss) income
Telephone	$(2,957)	$(1,149)	$1,687
Online	(837)	(1,798)	(573)

Total operating (loss) income	(3,794)	(2,947)	1,114

Interest expense, net	(30)	(210)	(292)
Income from equity investments, net	9,367	10,638	10,208
Gain on sale of investment	611	889	2,490
Loss on write-down of investment	—	(705)	—
Other (expenses) income, net	(117)	291	(15)

Income before income taxes	$6,037	$7,956	$13,505

Segment balance sheet information as of December 31:

	2006	2005

Assets
Telephone	$70,549	$73,820
Online	4,714	10,508
Eliminations	(14,814)	(16,099)

Total assets	$60,449	$68,229

Capital expenditures
Telephone	$3,981	$1,912
Online	646	611

Total capital expenditures	$4,627	$2,523

No single customer accounts for 10% or more of the Company’s revenues or accounts receivable.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

Note 6:	Material and Supplies

Material and supplies are carried at average cost. As of December 31, 2006 and 2005, material and supplies consisted of the following:

	2006	2005

Inventory for outside plant	$263	$274
Inventory for inside plant	417	550
Inventory for online equipment	18	19
Inventory for video equipment	147	105
Inventory of equipment held for sale or lease	112	168

	$957	$1,116

Note 7:	Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following as of December 31:

	2006	2005

Land, buildings and other support equipment	$8,291	$8,219
Network communications equipment	29,400	31,074
Telephone plant	26,641	25,800
Online plant	11,323	10,860

Plant in service	$75,655	$75,953
Plant under construction	688	157

	76,343	76,110
Less: Accumulated depreciation	39,256	38,256

Property, plant and equipment, net	$37,087	$37,854

Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $5,394, $5,639 and $5,257 respectively.

Note 8:	Investments

Investments consisted of the following as of December 31:

	2006	2005

Investment in O-P Partnership	$3,733	$3,517
Investment in Zefcom	—	89

	$3,733	$3,606

Investment in Orange County-Poughkeepsie Limited Partnership

The Company is a limited partner in Orange County-Poughkeepsie Limited Partnership (O-P) and has a 7.5% limited partnership interest which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

The following summarizes O-P’s audited income statement for the years ended December 31:

	2006	2005	2004

Net Sales	$157,993	$180,508	$163,367
Cellular service cost	24,449	25,292	16,854
Operating expenses	9,343	8,490	7,823

Operating income	124,201	146,726	138,690
Other income	693	782	980

Net income	$124,894	$147,508	$139,670

Company share of 7.5%	$9,367	$11,063	$10,475

The following summarizes O-P’s audited balance as of December 31:

	2006	2005

Current assets	$11,304	$9,812
Property, plant and equipment, net	38,917	37,516

Total assets	$50,221	$47,328

Total liabilities	$431	$432
Partners’ capital	49,790	46,896

Total liabilities and partners’ capital	$50,221	$47,328

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

Investment in Zefcom

In January 2006, the Company sold its interest in Zefcom to an outside investor for $700 in cash. Previously, the Company owned a 17% of Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells Sprint PCS under private label, which was accounted for under the equity method of accounting. The Company’s share of Zefcom’s losses have been reflected in “Income from equity method investments, net” in the Statements of Income for the years ended December 31, 2005, and 2004, respectively.

Investment in EsiNet

The Company owned as of December 31, 2006 a 25% interest in the Empire State Independent Network, LLC (“EsiNet”), which was reduced as of January 31, 2007 to 18.45% as a result of additional capital subscription by new and existing EsiNet members (other than the Company). EsiNet represents a consortium of 15 independent telephone companies located in the upstate New York and Pennsylvania region whose intent is to build a fiber optic network that will facilitate the delivery of voice, video and data services to customers throughout that region. EsiNet was formed in March 2004 and began operations on a limited basis by the end of 2006. All personal, tangible and intangible property of EsiNet, along with all rents, income, revenue, profits and other benefits derived or received

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

from these properties, have been pledged by EsiNet to the Rural Telephone Finance Cooperative (“RTFC”) to secure an $6,750 ten year term credit facility. Based on the Company’s determination in March 2006 that it appeared unlikely that EsiNet would remain a viable going concern, the Company determined that there existed a permanent impairment of the Company’s entire amount in EsiNet which was written-off in the year ended December 31, 2005. EsiNet has been actively seeking additional sources of equity financing from its existing partners and from outside sources; in the event it succeeds, the Company anticipates that its equity ownership interest will be further diluted.

Note 9:	Debt Obligations

Debt obligations consisted of the following at December 31:

	2006	2005

Current maturing long-term debt -CoBank, ACB	$1,519	$1,519
Cobank, ACB unsecured credit facility	7,214	8,732

Total debt obligation	$8,733	$10,251

The Company has an unsecured line of credit in the amount of $4,000 with Provident Bank. Any borrowings under this line of credit are on a demand basis without restrictions, and at a variable lending rate. The Company had no outstanding balance on this facility at December 31, 2006 or 2005.

The CoBank loan remains outstanding until all indebtedness and obligations of the Company under the facility have been paid or satisfied, but no later than July 2012 (the “Maturity Date”). The unpaid principal balance accrues interest at an interest rate determined or selected by the Company. The Company may select a variable rate option, a long-term fixed rate option or a LIBOR option. The Company selected the variable rate option, and the average interest rate on borrowings for the period January 1 through December 31, 2006 was approximately 7.3%. Interest is paid quarterly each January, April, June and October. The outstanding principal is being repaid in 32 consecutive quarterly installments which started in October 2004, with the last such installment due on the Maturity Date. On the Maturity Date, the amount of then unpaid principal plus accrued interest and fees is due in full.

Future aggregate principal payments under this loan agreement are as follows:

2007	$1,519
2008	1,519
2009	1,519
2010	1,519
2011	1,519
Thereafter	1,138

Total	$8,733

Under the terms of the CoBank facility, the Company is required to comply with certain loan covenants, which include but are not limited to the achievement of certain financial ratios, as set forth in the agreement, as well as certain financial reporting requirements. As of December 31, 2006 the Company was not in default on any of these loan covenants.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

Note 10:	Income Taxes

The federal and state components of the provision for income taxes are presented in the following table:

	For the Years Ended December 31,
	2006	2005	2004

Provision (benefit) for income tax
Current:
Federal	$3,301	$(309)	$4,162
State and local	28	57	2

	3,329	(252)	4,164
Deferred:
Federal	(1,214)	3,014	397
State and local	(75)	24	16

	(1,289)	3,038	413

Provision for income taxes	$2,040	$2,786	$4,577

Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of differences in the book and tax basis of certain assets and liabilities.

Deferred income tax liabilities and assets consist of the following:

	At December 31,
	2006	2005

Deferred income tax assets:
Employee pensions and other benefits	$3,056	$1,968
Other	255	223

Total deferred income tax assets	3,311	2,191
Deferred income tax liabilities:
Property, plant and equipment	$5,025	$7,048
Deferred Universal Service Fund revenues	2,548	1,677
Other	—	46

Total deferred income tax liabilities	7,573	8,771

Net deferred income tax liability	$4,262	$6,580

The difference between the United States Federal statutory tax rate and the effective tax rate is primarily due to state taxes (net of the Federal benefit) and other nondeductible expenses. During December 2005, the Company adjusted its estimated corporate income tax provision at December 31, 2004 to that of the actual tax returns filed. The adjustment resulted in approximately a $1,620 reclassification, which reduced the 2005 current income tax expense and increased the 2005 deferred income tax expense. The adjustment had no impact on 2005 net income but did result in a reclassification to reduce income taxes payable and increase deferred income tax liability for the same amount. The adjustment resulted primarily from tax timing differences and estimated versus actual amounts reported in the Company’s previous year’s tax returns.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

The deferred tax asset related to employee pension includes amounts recorded for the years ended December 31, 2006, 2005 and 2004 of $966, $230 and $308, respectively, to reflect the tax impact of the minimum pension liability adjustment recorded in other comprehensive loss.

The Company was contacted late in the third quarter of 2006, in connection with a routine desk audit of the Company’s corporate income tax returns for the years 2002 through 2004 by the State of New Jersey. In response, the Company is preparing to file in the first quarter of 2007 amended Federal and State returns for 2002 through 2005. These returns will amend the calculation of the tax depreciation and are expected to result in approximately $255 in additional tax liability. In addition the Company recorded an estimated liability of $214 in interest and penalties in its December 31, 2006 Consolidated Balance Sheet, although it intends to request a waiver of the penalties which approximates $116.

Note 11:	Pension Plans and Other Postretirement Benefits

The Company has two defined benefit pension plans covering all management and non-management employees who are at least 21 years of age, have completed one year of service and have been hired before May 1, 2003 for the non-management plan and March 1, 2005 for the management plan. Benefits are based on years of service and the average of the employee’s three highest consecutive years’ base compensation. The Company’s policy is to fund the minimum required contribution disregarding any credit balance arising from excess amounts contributed in the past. Per regulatory requirements, the Company recognized additional expenses of $33 and $41 in 2006 and 2005, respectively and deferred $379 in 2004. The amounts expensed were $245, $240 and $875 for the years ended December 31, 2006, 2005, and 2004, respectively. In 2004, the Company instituted a benefit freeze for all eligible employees covered by the Management Plan, resulting in a charge to pension expense of $657.

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

Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). Based on the funded status of the plans as of December 31, 2006, the adoption of SFAS No. 158 decreased total assets by $569, increased pension and postretirements benefit obligations by $3,245, decreased deferred tax liabilities by $1,335 and reduced shareholders’ equity by $2,479.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

The components of the pension and postretirement expense (credit) were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Components of Net Period Costs
Service cost	$4	$4	$297	$240	$214	$189
Interest cost	829	795	785	407	387	308
Expected return on plan assets	(876)	(783)	(647)	(142)	(135)	(120)
Amortization of transition asset	—	—	—	51	51	51
Amortization of prior service cost	56	—	87	(20)	(20)	(20)
Recognized actuarial (gain) loss	199	183	75	297	273	209
Special termination benefits	—	—	657	—	—	—
Net curtailment loss (gain)	—	—	—	—	—	—

Net periodic loss	$212	$199	$1,254	$833	$770	$617

The following table presents a summary of the projected benefit obligation and plan assets of the plans at December 31:

	Pension Benefits		Postretirement Benefits
Change in Benefit Obligation	2006	2005	2006	2005

Benefit obligation, beginning of year	$15,552	$13,950	$7,524	$5,738
Service cost	4	—	240	214
Interest cost	829	795	408	387
Plan amendments	—	624	—	—
Actuarial losses (income)	(588)	658	(347)	1,335
Benefit payments	(595)	(475)	(182)	(150)
Curtailment losses	—	—	—	—

Benefit obligation, end of year	$15,202	$15,552	$7,643	$7,524

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005

Changes in Fair Value of Plan Assets
Fair value of Plan Assets , beginning of year	$10,939	$9,474	$1,797	$1,649
Actual return on plan	1,139	600	204	77
Employer contributions	723	1,344	189	221
Benefit payments	(596)	(479)	(182)	(150)

Fair value of plan assets, end of year	$12,205	$10,939	$2,008	$1,797

Unfunded status at end of year	$(2,997)	$(4,613)	$(5,635)	$(5,727)

Unrecognized loss (gain)		2,704		3,885
Unrecognized transition asset		—		361
Unrecognized prior service cost (credits)		624		(265)

Net amount recognized		$(1,285)		$(1,746)

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005

Intangible asset — pension	$—	$624	$—	$—
Pension and postretirement benefit obligations — current	(1,055)	(1,052)	(380)	(377)
Pension and postretirement benefit obligations — long term	(1,942)	(3,561)	(5,255)	(1,369)

Total	$(2,997)	$(3,990)	$(5,635)	$(1,746)

Actuarial assumptions used to calculate the projected benefit obligation were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005

Discount rate	5.75%	5.50%	5.75%	5.50%
Expected return on plans	8.00%	8.00%	8.00%	8.00%
Healthcare cost trend	—	—	9.00 - 11.00%	10.00 -11.00%

Actuarial assumptions used to calculate net periodic benefit cost were as follows for the years ended December 31:

	Pension
	Benefits		Postretirement Benefits
	2006	2005	2006	2005

Discount rate	5.50%	5.75%	5.75%	5.75%
Expected return on assets	8.00%	8.00%	8.00%	8.00%

The rate of return assumption, currently 8%, estimates the portion of plan benefits that will be derived from investment return and the portion that will come directly from Company contributions. Accordingly, the Company,

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

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

The Company’s pension plans had an unfunded projected benefit obligation of $2,997 as of December 31, 2006. The projected benefit obligation of $15,202 at December 31, 2006 was in excess of Plan assets of $12,205. The Company’s postretirement plans had an unfunded projected benefit obligation of $5,635 as of December 31, 2006. The projected benefit obligation of $7,643 at December 31, 2006 was in excess of plan assets of $2,008.

The accumulated benefit obligation exceeded the fair value of plan assets and the Company was required to record a minimum pension liability in the Consolidated Balance Sheet as of December 31, 2006. The effect of this adjustment was a decrease in intangible assets of $624, an increase in the pension liability of $2,146 and a charge to comprehensive income of $1,798. These are non-cash items and consequently have been excluded from the consolidated statement of cash flows. The increase in expense in 2006 for the postretirement health benefits was due to the continued incremental rise in the health care trend rate and decline in the discount rate which resulted in upward pressure on medical claim costs. These changes reflect current market conditions regarding current market interest rates. The health care cost trend rates (representing the assumed annual percentage increase in claim costs by year) was 9.0% for the pre-65 trend rate and 11.0% for the post-65 trend rate, with each of these grading down to 5%, by 0.5% per year. The Company’s most recent actuarial calculation anticipates that this trend will continue on into 2007. An increase in the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 2006 by approximately $1,483 and the aggregate of the service and interest cost components of postretirement expense for the year then ended by approximately $148. A 1.0% decrease in the health care cost trend rate would decrease these components by approximately $1,173 and by approximately $114, respectively.

The Company also has a Defined Contribution 401(k) Plan covering substantially all employees. Under the plan, employees may contribute up to 100% of compensation not to exceed the certain legal limitations. In 2006 the Company made a matching contribution up to 9.0% of an eligible participant’s compensation for management, clerical and plant employees. The Company contributed and expensed $438, $626 and $563 for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company has deferred compensation agreements in place for certain former officers which became effective upon retirement. These non-qualified plans are not currently funded and a liability representing the present value of future payments has been established, with balances of $387 and $343 as of December 31, 2006 and 2005, respectively.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

Plan Assets

The pension plan weighted average asset allocations at December 31, 2006 and 2005 by assets category are as follows:

	Plan Assets at
	December 31,
	2006	2005

Equity securities	57%	63%
Debt securities	33%	27%
Short term investments	10%	10%

Total	100%	100%

The postretirement benefit plan weighted average asset allocations at December 31, 2006 and 2005, by assets category are as follows:

	Plan Assets at
	December 31,
	2006	2005

Equity securities	73%	70%
Short term investments	27%	30%

Total	100%	100%

In accordance with its contribution policy, the Company expects to contribute $1,129 to its pension plan and $377 to its postretirement plan for the year 2007.

Benefit payments, which reflect expected future service as appropriate, are expected to be paid as follows:

	Pension	Postretirement
	Benefits	Benefits

2007	$779	$245
2008	842	280
2009	848	298
2010	865	314
2011	871	331
2012-2016	4,648	2,018

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

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

APBO. If the combined effect is a decrease in the APBO, the net reduction is accounted for as an actuarial gain. If the combined effect is an increase in the APBO, the net increase is accounted for as a plan amendment.

The provisions of FSP 106-2 were effective for the first interim or annual period beginning after June 15, 2004 for all public companies. If the effects of FSP 106-2, including the subsidy, changes in participation rates, and changes in per capita claims costs, lead the employer to conclude that the enactment of FSP 106-2 was not a “significant event” for its plan, the effects should be incorporated in the valuation performed at the next measurement date required by FAS 106. Because clarifying regulations providing a firm definition of actuarial equivalence had not yet been issued, the Company was unable to determine whether the prescription drug benefits provided under its plans are actuarially equivalent to Medicare Part D benefits until the first quarter of 2005. Accordingly, the estimated annualized net periodic cost for Company post retirement benefits, as projected for the twelve months ended December 31, 2005 prior to adoption of the Act is $892, incorporating the provisions of the Act reduces this annualized cost to $770, resulting in a projected saving to the Company of $122 in 2005. This effect as it relates to the year ended December 31, 2005 is reflected in the valuation of net periodic cost presented above.

Note 12.	Shareholders’ Equity

The Company has 10,000,000 authorized Common Shares at par value of $0.01 per share; 5,000 authorized Preferred Shares at par value $100 per share and 10,000,000 authorized Preferred shares at par value $0.01 per share.

In March 2005, the Company purchased 50,000 Common Shares from a shareholder at $23 per share or $1,150. These shares are recorded as Treasury Stock in the Company’s financial statements as of December 31, 2006.

Note 13:	Voluntary Termination Incentive Plan

On June 29, 2006 the Company reached an agreement with Local Union No. 503 of the International Brotherhood of Electrical Workers AFL-CIO (the “Union”) that allowed the Company to offer both its Plant and Clerical employees a Voluntary Termination Incentive Plan (the “VTIP”). The VTIP is part of the corporate restructuring and force reduction plan. Under the VTIP, eligible employees could receive an incentive payment for years of completed service and continued medical coverage for certain periods of time based upon years of service. Eligible employees had until August 13, 2006 to elect to participate in the program. In total 28 employees elected to participate in the VTIP. As of December 31, 2006 the Company had recognized an estimated total expense of $827. As of December 31, 2006 the Company had paid $664 to participants and the remaining balance of $163 is included in other accrued expenses in the Balance Sheet as of December 31, 2006.

Note 14:	Commitments and Contingencies

The Company currently has an operating lease to rent space on a tower to transmit video content from its head end facility. The Company also leases vehicles for operations as well as office space in Warwick, New York and Vernon, New Jersey. In addition, the Company has entered into certain long-term agreements to access trunk lines from other carriers to transmit voice, video and data. Total expenses associated with these agreements was $866, $932 and $881 in 2006, 2005 and 2004, respectively.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

The future aggregate commitment as of December 31, 2006 is as follows:

2007	$1,056
2008	911
2009	614
2010	153
2011	134
Thereafter	62

Total	$2,930

From time to time, the Company is involved in various litigation relating to legal claims arising in the normal course of business. These claims are generally covered by insurance. The Company is not currently subject to any litigation which singularly or in the aggregate could reasonably be expected to have a material adverse effect on the Company’s financial position or results of operations.

The Company entered into a contract with Quintrex Data Systems, a supplier of software for telecommunications companies, to upgrade the Company’s business operating support systems that will simultaneously automate and improve the Company’s internal control over financial reporting. The Company anticipates the systems will be fully integrated with respect to the majority of the Companys’ processes in 2007 and ongoing upgrades and improvements will continue throughout 2007. The costs associated with the implementation and improvements are estimated to be between $600 and $800 in 2007.

Note 15:	Related Party Transactions

The Company paid approximately $266, $97 and $247 during 2006, 2005, and 2004, respectively to John W. Sanford & Son, Inc. and $2 and $253 in 2006 and 2005, respectively to Warwick Resource Group, LLC, both whose President and Chief Operating Officer is the brother of Corinna S. Lewis, a former Director of the Company, who resigned her position in November 2006. The stated amounts were paid as premiums on various insurance policies maintained by the Company. The portion of these amounts that represent commissions to John Sanford & Son, Inc. and the Warwick Resource Group, LLC was less than $200. The Company believes that the transactions with John W. Sanford & Son, Inc. and the Warwick Resource Group, LLC are on as favorable terms as those available from unaffiliated third parties.

The Company paid approximately $52 and $70 in 2006 and 2005 respectively to Morrow & Co., Inc. a proxy solicitation, corporate governance and strategic consulting firm whose founder and President is Joseph J. Morrow, a Director of the Company. The Company believes that the transactions with Morrow & Co., Inc. are on as favorable terms as those available from unaffiliated third parties.

During 2004, Warwick Savings Bank was purchased and merged with Provident Bank. As a result, Fred M. Knipp, a member of the Board of Directors until February 27, 2006, was no longer a trustee of the Warwick Savings Bank. The Company now has its principal bank accounts and temporary investments with Provident Bank.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

Note 16:	Quarterly Information (unaudited)

	Fiscal Year Quarters
	First	Second	Third	Fourth		Total
	($ in thousands except per share data)

Year ended December 31, 2006
Revenue	$6,075	$6,341	$6,336	$6,484		$25,236
Operating loss	(1,043)	(1,454)	(391)	(906)		(3,794)
Net income	1,208	694	1,259	836		3,997
Earning per share	0.22	0.13	0.23	0.16		0.74
Year ended December 31, 2005
Revenue	$6,690	$6,385	$6,350	$7,917	(a)	$27,342
Operating income (loss)	(547)	(728)	(1,313)	(359)		(2,947)
Net income	1,222	1,663	967	1,318	(b)	5,170
Earning per share	0.23	0.31	0.18	0.24		0.96

(a)	In December 2005, the Company recorded an additional $1,542 of revenues associated with funding from USF based upon the submission by the Company of updated information to USF for the year ended 2005, which resulted in a higher allocation of funds in 2005 apportioned to the Company from USF than had originally been estimated.

(b)	In December 2005, the Company wrote off its net investment in EsiNet in the amount of $705 (see Note: 8).

Note 17:	Subsequent Events

On February 22, 2007 the Company announced that it had notified Verizon Wireless that it would exercise its right of first refusal to purchase a portion of the limited partnership interest in O-P sold by FairPoint and Taconic to Verizon Wireless. The right of first refusal exists pursuant to the partnership agreement of O-P and entitles the Company to purchase its pro rata share of a partnership interest being sold by another limited partner at the price to be received by the selling partner. The Company is entitled to purchase 8.108% of the 7.5% limited partnership interest being sold by Fairpont and Taconic for a price equal to 8.108% of the purchase price that Verizon Wireless has agreed to pay. By exercising its right of first refusal, the Company will be able to acquire an additional 0.6081% limited partnership interest in O-P for $4,459,400. The purchase price to be paid by the Company is subject to reduction in the same manner as is the purchase price to be paid by Verizon Wireless. Payment of the purchase price and acquisition of the additional partnership interest by the Company will take place at such time, if any, as the purchase by Verizon Wireless and will depend on, among other things, the obtaining of any necessary regulatory approvals by all parties. If the purchase takes place, the Company will hold an 8.108% limited partnership interest in O-P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Warwick Valley Telephone Company:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 28, 2007 appearing in the 2006 Annual Report to Shareholders of Warwick Valley Telephone Company also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K for the year ended December 31, 2006. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/WithumSmith+Brown, P.C.

Princeton, New Jersey
March 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Warwick Valley Telephone Company:

Our audits of the consolidated financial statements referred to in our report dated November 15, 2005 appearing in this Form 10-K of Warwick Valley Telephone Company also included an audit of the financial statement schedule for the year ended December 31, 2004 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule for the year ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PricewaterhouseCoopers LLP

New York, New York
November 15, 2005

WARWICK VALLEY TELEPHONE COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
		(Note a)	(Note b)	(Note c)
	($ in thousands)

Allowance for Uncollectible:
Year 2006	$171	$32	$72	$168	$107
Year 2005	$148	$179	$105	$261	$171
Year 2004	$508	$120	$87	$567	$148

(a)	Provision for uncollectible as stated in statements of income.

(b)	Amounts previously written off which were credited directly to this account when recovered.

(c)	Amounts written off as uncollectible.

WARWICK VALLEY TELEPHONE COMPANY

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit	Page

10.1	Employment Agreement — Thomas H. Gray — Interim President and Chief Executive Officer	60
10.2	Employment Agreement — Kenneth H. Volz — Interim Vice-President, Chief Financial Officer and Treasurer	64
16	Letter from PricewaterhouseCoopers LLP regarding accuracy of statements concerning their dismissal	68
23.1	Consent of Independent Registered Public Accounting Firm WithumSmith+Brown, P.C.	69
23.2	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP	70
23.3	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP	71
31.1	Rule 13a-14a/15d-14(a) Certification signed by Thomas H. Gray — Chief Executive Officer	72
31.2	Rule 13a-14a/15d-14(a) Certification signed by Kenneth H. Volz — Chief Financial Officer	73
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Thomas H. Gray — Chief Executive Officer	74
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Kenneth H. Volz — Chief Financial Officer	75
99	Orange County-Poughkeepsie Limited Partnership Financial Statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004	76