Form 10-Q
period 2007-03-31
WARWICK VALLEY TELEPHONE CO
filed 2007-05-15
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,351,780 Common Shares, $0.01 par value, outstanding at May 11, 2007.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED BALANCE SHEETS
($ in thousands except share and per share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,004	$12,296
Accounts receivable — net of allowance for uncollectibles — $152 and $107, in 2007 and 2006, respectively	3,402	4,121
Other accounts receivable	129	262
Materials and supplies	1,359	957
Prepaid expenses	776	695
Deferred income taxes	222	228

Total current assets	16,892	18,559

Property, plant and equipment, net	36,877	37,087
Unamortized debt issuance costs	74	77
Other deferred charges	806	814
Investments	3,579	3,733
Other assets	170	179

Total assets	$58,398	$60,449

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$907	$1,013
Current maturities of long-term debt	1,519	1,519
Advance billing and payments	229	251
Customer deposits	121	128
Accrued taxes	514	1,221
Pension and post retirement benefit obligations	1,155	1,435
Other accrued expenses	1,856	2,199

Total current liabilites	6,301	7,766

Long-term debt, net of current maturities	6,834	7,214
Deferred income taxes	1,032	4,490
Long term income taxes payable	3,611	—
Other liabilities and deferred credits	656	624
Pension and post retirement benefit obligations	7,675	7,583

Total liabilities	26,109	27,677

Shareholders’ equity
Preferred shares — $100 par value; authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000;	500	500
Common stock — $0.01 par value; authorized shares of 10,000,000 issued 5,985,463 shares as of March 31, 2007 and December 31, 2006	60	60
Treasury stock — at cost, 633,683 Common Shares as of March 31, 2007 and December 31, 2006	(4,748)	(4,748)
Additional paid in capital	3,487	3,487
Accumulated other comprehensive loss	(3,471)	(3,554)
Retained earnings	36,461	37,027

Total shareholders’ equity	32,289	32,772

Total liabilities and shareholders’ equity	$58,398	$60,449

Please see accompanying notes, which are an intergral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($ in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Operating revenues:
Local network service	$825	$916
Network access service	1,949	1,934
Long distance services	910	856
Directory advertising	338	340
Online services	1,475	1,629
Other services and sales	394	400

Total operating revenues	5,891	6,075

Operating expenses:
Plant specific	1,186	1,165
Plant non-specific:
Depreciation and amortization	1,294	1,471
Other	701	870
Customer operations	1,052	1,025
Corporate operations	1,550	1,880
Cost of services and sales	391	360
Property, revenue and payroll taxes	417	347

Total operating expenses	6,591	7,118

Operating loss	(700)	(1,043)

Other income (expense):
Interest income (expense), net of capitalized interest	(34)	(17)
Income from equity method investments	1,870	2,281
Gain on sale of investment	—	611
Other income (expense), net	(18)	(6)

Total other income (expense)	1,818	2,869

Income before income taxes	1,118	1,826

Income taxes	392	618

Net income	726	1,208

Preferred dividends	6	6

Income applicable to common stock	$720	$1,202

Basic and diluted earnings per share of outstanding common stock	$0.13	$0.22

Weighted average shares of common stock outstanding	5,351,780	5,351,780

Please see accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:

Net income	$726	$1,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,294	1,471
Deferred income taxes	(57)	96
Interest charged to construction	(26)	(1)
Income from equity investments, net of distributions	154	(106)
Gain on sale of investment	—	(611)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	719	369
(Increase) decrease in other accounts receivable	133	206
(Increase) decrease in materials and supplies	(402)	(86)
(Increase) decrease in prepaid income taxes	—	521
(Increase) decrease in prepaid expenses	(81)	44
(Increase) decrease in other assets	9	—
(Increase) decrease in deferred charges	8	14
Increase (decrease) in accounts payable	(106)	(124)
Increase (decrease) in customers’ deposits	(7)	(3)
Increase (decrease) in advance billing and payment	(22)	(22)
Increase (decrease) in accrued taxes	(707)	(8)
Increase (decrease) in pension and post retirement benefit obligations	(150)	309
Increase (decrease) in other accrued expenses	(343)	(231)
Increase (decrease) in long term income taxes payable	46	—
Increase (decrease) in other liabilities and deferred credits	32	45

Net cash provided by operating activities	1,220	3,091

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,081)	(719)
Interest charged to construction	26	1
Sale of investment	—	700

Net cash used in investing activities	(1,055)	(18)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(380)	(380)
Dividends (Common and Preferred)	(1,077)	(1,077)

Net cash used in financing activities	(1,457)	(1,457)

(Decrease) increase in cash and cash equivalents	(1,292)	1,616

Cash and cash equivalents at beginning of period	12,296	16,956

Cash and cash equivalents at end of period	$11,004	$18,572

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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure eligible financial instruments and certain other items at fair value. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value on a specified election date or according to a pre-exiting policy for specified types of eligible items and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. It will be effective for fiscal years beginning after November 15, 2007. The Company has not yet completed its analysis of the effects of this standard.
NOTE 3: EARNINGS PER SHARE
Basic and diluted earnings per share are based on the weighted average number of actual shares outstanding of 5,351,780 for the three months ended March 31, 2007 and 2006.
The Company did not have any common stock equivalents as of March 31, 2007 and 2006.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
($ in thousands except share and per share amounts)
NOTE 4: COMPREHENSIVE INCOME
Comprehensive income consisted of the following for the three months ended March 31, 2007 and 2006:

	2007	2006

Minimum pension liability adjustment	$128	$—
Related deferred income taxes	(45)	—

Other comprehensive income	83	—

Net income for the period	726	1,208

Total comprehensive income	$809	$1,208

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
The Online segment provides high speed and dial-up Internet services and Video over VDSL.
Segment balance sheet information as of March 31, 2007 and December 31, 2006 is set forth below:

	March 31,	December 31,
	2007	2006

Assets
Telephone	$67,290	$70,549
Online	5,358	4,714
Elimination	(14,250)	(14,814)

Total assets	$58,398	$60,449

Segment cash flow information for the three months ended March 31, 2007 and 2006 is set forth below:

	March 31,	March 31,
	2007	2006

Capital expenditures
Telephone	$1,029	$533
Online	52	186

Total capital expenditures	$1,081	$719

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
($ in thousands except share and per share amounts)
Segment income statement information for the three months ended March 31, 2007 and 2006 is set forth below:

	2007	2006

Revenues
Telephone	$4,870	$4,920
Online	1,475	1,629
Eliminations	(454)	(474)

Total Revenues	$5,891	$6,075

Depreciation and Amortization
Telephone	$934	$894
Online	360	577

Total depreciation and amortization	$1,294	$1,471

Operating (Loss)
Telephone	$(662)	$(774)
Online	(38)	(269)

Total operating loss	(700)	(1,043)

Interest income(expense)	$(34)	$(17)
Income from equity method investments, net	1,870	2,281
Gain on sale of investment	—	611
Other income (expense)	(18)	(6)

Income before income taxes	$1,118	$1,826

NOTE 6: MATERIALS AND SUPPLIES
Material and supplies are carried at average cost. As of March 31, 2007 and December 31, 2006, material and supplies consisted of the following:

	2007	2006

Inventory for outside plant	$385	$263
Inventory for inside plant	472	417
Inventory for online equipment	64	18
Inventory for video equipment	298	147
Inventory for equipment held for sale or lease	140	112

	$1,359	$957

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
($ in thousands except share and per share amounts)
NOTE 7: PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at cost, consisted of the following as of March 31, 2007 and December 31, 2006:

	2007	2006

Land, buildings and other support equipment	$8,291	$8,291
Network communications equipment	29,380	29,400
Telephone plant	26,643	26,641
Online plant	11,310	11,323

Plant in service	75,624	75,655
Plant under construction	1,817	688

	77,441	76,343
Less: Accumulated depreciation	40,564	39,256

Property, plant and equipment, net	$36,877	$37,087

NOTE 8: INVESTMENTS
The Company is a limited partner in Orange County-Poughkeepsie Limited Partnership (“O-P”) and had a 7.5% investment interest as of March 31, 2007 which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P.
The following summarizes O-P’s income statement for the three months ended March 31:

	2007	2006

Net sales	$32,750	$38,469
Cellular service cost	5,762	6,367
Operating expenses	2,333	1,907

Operating income	24,655	30,195
Other income	273	218

Net income	$24,928	$30,413

Company share of 7.5%	$1,870	$2,281

The following summarizes O-P’s balance sheet as of March 31, 2007 and December 31, 2006:

	2007	2006

Current assets	$10,201	$11,304
Property, plant and equipment, net	39,234	38,917

Total assets	$49,435	$50,221

Total liabilities	1,717	431
Partners’ capital	47,718	49,790

Total liabilities and partners’ capital	$49,435	$50,221

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
($ in thousands except share and per share amounts)
NOTE 9: PENSION AND POST RETIREMENT OBLIGATIONS
The components of net periodic cost for the three months ended March 31, are as follows:

			Post Retirement
	Pension Benefits		Benefits
	2007	2006	2007	2006

Service cost	$1	$1	$60	$60
Interest cost	212	209	108	102
Expected return on plan assets	(245)	(221)	(42)	(38)
Amortization of transition asset	—	—	13	13
Amortization of prior service cost	70	52	(5)	(5)
Amortization of net loss	—	—	50	75

Net periodic benefit cost	$38	$41	$184	$207

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). The Company adopted the recognition and related disclosure provisions of SFAS No. 158 as of December 31, 2006. SFAS No. 158 does not change the measurement or recognition of these plans. For more information, refer to the consolidated financial statements and notes included in the 2006 Annual Report on Form 10-K.
The Company has previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $1,129 to its pension plan and $380 to its post retirement plan in 2007. As of March 31, 2007, the Company made contributions of $264 and $17, respectively.
NOTE 10: INCOME TAXES
Generally for interim tax reporting, one overall estimated annual effective tax rate is computed for tax jurisdictions not subject to valuation allowance and applied to the year to date ordinary income (or loss).
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.
The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an income tax liability of $3,565 for unrecognized tax benefits which is included in long-term income taxes payable on the consolidated balance sheet. Of this amount, $3,350 was reclassified from deferred income taxes in addition, $215 related to an income tax liability which resulted in a decrease to the Company’s January 1, 2007 retained earnings balance. As of March 31, 2007, this income tax liability increased by $46 relating to additional accrued interest.
As of January 1, and March 31, 2007, the amount of unrecognized tax benefits (net of interest amounts) is $3,350 if this amount were recognized, the Company’s effective tax rate would be affected.
It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
($ in thousands except share and per share amounts)
The Company recognizes interest accrued related to unrecognized tax benefits as interest expense in the Consolidated Statements of Income. Penalties, if recognized, would be recognized as a component of income tax expense.
Warwick Valley Telephone Company, Inc.’s U.S. subsidiaries have joined in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2003 onward. No federal income tax returns are currently under examination by the Internal Revenue Service.
State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is currently under examination in New Jersey for its 2002 to 2005 New Jersey Corporation Business Tax returns.
NOTE 11: SHAREHOLDERS’ EQUITY
The Company has 10,000,000 authorized Common Shares at a par value of $0.01; 5,000 authorized Preferred Shares at a par value of $100; and 10,000,000 authorized Preferred Shares at a par value of $0.01.
A summary of the changes to shareholders’ equity for the quarter ended March 31, 2007 and 2006 is provided below:

	Quarter Ended March 31,
	2007	2006
Shareholders’ equity, beginning of period	$32,772	$40,231
Adoption of FASB interpretation No. 48	(215)	—
Net income	726	1,208
Dividends paid on common stock	(1,071)	(1,071)
Dividends paid on dividends stock	(6)	(6)
Changes in pension and post-retirement benefit plans	83	—

Shareholders’ equity, end of period	$32,289	$40,362

NOTE 12: SUBSEQUENT EVENTS
On April 10, 2007, the Company completed the acquisition of an additional 0.6081% limited partnership interest in O-P. FairPoint Communications, Inc. (“FairPoint”) had agreed to sell its interest in O-P to Cellco Partnership d/b/a Verizon Wireless (“Verizon Wireless”). The Company chose to exercise its right of first refusal pursuant to the partnership agreement of O-P to purchase a corresponding pro rata share of FairPoint’s interest. As a result, the Company purchased 8.108% of the 7.5% limited partnership interest being sold by FairPoint. The price paid by the Company was $4,376, which was less than the amount originally estimated of $4,459 (8.108% of the purchase price Verizon Wireless agreed to pay) because the final price was subject to a downward adjustment based on O-P distributions made for the period ending March 31, 2007. As a result of this transaction, the Company now holds an 8.108% limited partnership interest in O-P.
On April 23, 2007 Warwick Valley Telephone Company (the “Company”) issued a press release announcing that the Company entered into an employment agreement on April 20, 2007 and an indemnification agreement on May 1, 2007 with Duane W. Albro, who began serving as President and Chief Executive Officer on May 1, 2007. A copy of Mr. Albro’s employment agreement and indemnification agreement is found in Exhibits 10.1 and 10.2 respectively.
As a result of the Company’s entering into the contract with Mr. Albro, the Company’s contract with its current Interim President and Chief Executive Officer, Mr. Thomas H. Gray, will terminate on May 20, 2007.

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
Acquisition of Additional OCP Share
On April 10, 2007, the Company completed the acquisition of an additional 0.6081% limited partnership interest in O-P. FairPoint Communications, Inc. (“FairPoint”) had agreed to sell its interest in O-P to Cellco Partnership d/b/a Verizon Wireless (“Verizon Wireless”). The Company chose to exercise its right of first refusal pursuant to the partnership agreement of O-P to purchase a corresponding pro rata share of FairPoint’s interest. As a result, the Company purchased 8.108% of the 7.5% limited partnership interest being sold by FairPoint. The price paid by the Company was $4,376, which was less than the amount originally estimated of $4,459 (8.108% of the purchase price Verizon Wireless agreed to pay) because the final price was subject to a downward adjustment based on O-P distributions made for the period ending March 31, 2007. As a result of this transaction, the Company now holds an 8.108% limited partnership interest in O-P.
Results of Operations for the three months ended March 31, 2007 and 2006 – ($ in thousands)
OPERATING REVENUES
Operating revenues decreased by $184 (or 3%) from $6,075 in 2006 to $5,891 in 2007. This decrease was due primarily to:
•	A decrease in Online service revenues of $154 (or 9%) mainly due to a decrease in dial-up service revenues from the continued migration of customers (loss of 14% versus 2006) primarily outside the Company’s service territory to other high speed Internet providers. In total, the number of customers choosing the Company’s Internet dial-up services decreased from 5,363 for the comparable period in 2006 to 3,733 in 2007 a decrease of 30%.

•	A decrease in Local network service revenues of $91 (or 10%) mainly as a result of the loss of second access lines that were being utilized for dial-up Internet service as customers continue to switch to DSL broadband services for internet access as well as the loss of customers switching to the competition’s telephone service. The number of access lines decreased from 25,923 for the comparable period in 2006 to 23,782 in 2007, a decrease of 8%.
Partially offset by:
•	An increase in long distance network services of $54 (or 6%) mainly due to an increase in customers for the Company’s long distance plans.

OPERATING EXPENSES
Operating expenses decreased $527 (or 7%) from $7,118 in 2006 to $6,591 in 2006. This decrease is due mainly to decreases in:
•	Corporate operations expense of $330 (or 18%) mainly due to a decrease in professional, legal and consulting fees. The Company incurred higher costs in 2006 versus 2007 due to the efforts to comply with section 404 of the Sarbanes-Oxley Act resulting in lower costs this period.

•	Depreciation and amortization expense of $180 (or 12%) due to central office equipment being taken out of service and internet equipment that was fully depreciated early in 2006 partially offset by the increased depreciation associated with a change in the estimated life of certain video equipment from seven to three years on a prospective basis, beginning in August 2005.

•	Other plant non-specific expenses of $166 (or 19%) due mainly to a decrease in salaries and benefits associated with the outsourcing of the Internet/Video help desk functions as of July 1, 2006 partially offset by higher content costs to service the video product.
Partially offset by increases in:
•	Cost of service and sales of $31 (or 9%) due mainly to an increase to trunk line expenses that was partially offset by a reduction in bad debt expense.

•	Plant specific expenses of $21 (or 2%) mainly as a result of increased cost of labor and benefits in 2007. This increase reflects the continued shift in work effort as it relates to plant infrastructure towards routine repair and maintenance projects.

•	Property, revenue and payroll taxes of $70 (or 20%) due to higher state corporate taxes estimated for 2007.

•	Customer operations of $28 (or 3%) due mainly to higher advertising and promotional expenses associated with the Company’s triple play package of telephone, Internet and Video.
OTHER INCOME (EXPENSE)
Other income (expense) decreased $1,051 (or 37%) from $2,869 in 2006 to $1,818 in 2007. This decrease is due mainly to decreases in:
•	Gain on sale of investment of $611 due to the non-recurrence in 2007 of the $611 in realized gain on the sale of the Company’s investment in Zefcom in January 2006.

•	Income from equity method investments of $411 as a result of lower earnings from O-P.
Partially offset by increases:
•	Net interest expense of $17 in 2007 is due mainly to interest expense associated with the implementation of FIN 48 in 2007. Net interest expense represents the net effect of interest expense over interest income.
LIQUIDITY AND CAPITAL RESOURCES
The Company had $11,004 of cash and cash equivalents available at March 31, 2007. The Company has a $4,000 line of credit (LOC) with Provident Bank (the “Bank”), of which the entire amount remained unused at March 31, 2007. In the event of a drawdown, interest would be applied based on a variable rate that is a function of the Prime Commercial Lending Rate as listed in the Wall Street Journal. Borrowings are on a demand basis with limited restrictions relating to written notification to the Bank requesting a drawdown, the use of requested funds, and the expected means for repayment. As of March 31, 2007, $8,353 in principal amount was outstanding under the CoBank ACB term credit facility. In October 2004, the Company began making principal payments on the outstanding debt; the final payment is due July 20, 2012.

CASH FROM OPERATING ACTIVITIES
The Company’s primary source of funds continues to be generated from operations, supplemented by cash distributions from O-P. The Company’s cash distributions from O-P for the Company’s share of O-P earnings totaled $2,025 and $2,175 for the three months ended March 31, 2007 and 2006, respectively. O-P’s cash distributions are made to the Company on a quarterly basis at the discretion of the general partner. The decrease in O-P’s revenues discussed above reflects revenues as accrued for accounting purposes. The amounts discussed in this paragraph reflect actual cash receipts by the Company from O-P.
CASH FROM INVESTING ACTIVITIES
Capital expenditures totaled $1,081 during the three months ended March 31, 2007 as compared to $719 for the corresponding period of 2006. The Company’s capital program includes the continued implementation of the Company’s business operating system as well as the continued creation of a communication infrastructure for a large and expanding residential and resort complex located in the Company’s New Jersey CLEC territory. In connection with this project the Company has also begun deploying this video technology throughout the rest of its market in 2007.
CASH FROM FINANCING ACTIVITIES
Dividends declared on the Company’s Common Shares by the Board of Directors were $0.20 and $0.20 per share for the three months ended March 31, 2007 and 2006, respectively. The total amount of dividends paid on its Common Shares by the Company for each of the three month periods ended March 31, 2007 and 2006 was $1,071.
RECENT ACCOUNTING PRONOUNCEMENTS
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure eligible financial instruments and certain other items at fair value. The fair value option established by this statement permits all entities to choose to measure eligible items on a fair value at specified election date or according to a pre-existing policy for specific types of eligible items and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. It will be effective for fiscal years beginning after November 15, 2007. The Company has not yet completed its analysis of the effects of this standard.
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
The Company’s territory is surrounded by the territories of Verizon Communications, Inc., Frontier - A Citizen’s Communications Company, and Embarq, all of which offer residential and business telephone services and equipment. There are also several competitive telephone companies located within a 30-mile radius of Warwick, New York. In the fourth quarter of 2004 Cablevision entered the Company’s Warwick, New York market offering a bundled package of competing voice, video and data services at a low introductory price in an effort to gain market share from the Company.
The Company is currently competing for local service through access lines with Frontier — A Citizen’s Communications Company, New York area, as well as with Embarq in the Vernon, New Jersey area. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. There can be no assurances that the Company will implement any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company’s franchise territory.
The present market environment requires that Online compete both on the basis of service and price. There are numerous competitors throughout Online’s market area whose services are available to the Company’s customers. Whether customer and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the level of demand for voice, video and data services.
In addition, our Video product, which was launched in April 2002, is competing against entrenched cable companies including Service Electric Company (“SE”) and Cablevision, and satellite television companies such as Direct TV and Dish Network. In the current market environment, to stay competitive, the Company must be able to offer a Video product on par with that of the cable companies, which includes such in demand features as HD signal and VOD capability, and at a competitive price. There can be no assurances that the Company will be able to deliver such products profitably at a competitive price.
On November 10, 2003 the Federal Communications Commission (the “FCC”) issued an order requiring intermodal portability (wire line to wireless) in the top one hundred Metropolitan Service Areas by November 23, 2004 where the requesting wireless carrier’s “coverage area” overlaps that of the local exchange carrier. As a result, the Company was required to provide intermodal Local Number Portability (“LNP”) by May 24, 2004. LNP assists a competitor in obtaining our customers because it permits customers to keep their current telephone number, even when they switch their telephone service from the Company to another carrier.
REGULATION
The Company’s New York telephone service operations are subject to the jurisdiction of the New York State Public Service Commission (the “NYPSC”), and the Company’s New Jersey telephone service operations to the jurisdiction of the New Jersey Board of Public Utilities (the “NJBPU”). These two bodies have regulatory authority over the Company’s local exchange operations with respect to rates, facilities, services, reports, issuance of securities and other matters such as corporate restructuring. As a result, the Company’s ability to respond quickly to changing market conditions or to implement a new business organization can be limited by the necessity of obtaining regulatory reviews or responding to interrogatories which can slow down or even prevent the desired transaction. Interstate toll and access services are subject to the jurisdiction of the FCC. The Company receives reimbursement from carriers in the form of charges for providing carriers with access to and from the Company’s local network in addition to the compensation it receives from providing services to its end user customers.
The 1996 Act opened local telecommunications markets to competition, preempting state and local laws to the extent that they prevented competitive entry into a market. The 1996 Act allows states to retain the authority to preserve universal service, protect public safety and welfare, ensure quality of service, protect consumers and mediate and arbitrate disputes involving interconnection agreements between carriers. The 1996 Act generally requires local carriers to interconnect with other carriers, unbundle their services at wholesale rates, permit resale of their services, enable collocation of equipment, provide LNP and dialing parity, provide access to poles, ducts, conduits and rights-of-way, and complete calls originating by competing carriers under termination agreements. The 1996 Act’s requirement to interconnect with other carriers resulted in the Company entering into an interconnection agreement with Cablevision, which provides services in the Company’s territory as noted in the section on “Competition” above.
Pursuant to FCC requirements, the Company was once obligated to make contributions to a long-term support fund of the National Exchange Carrier Association. On January 1, 1998, pursuant to the 1996 Act, a new funding mechanism went into effect, pursuant to which all carriers contribute to a Universal Service Fund (the “USF”) established by the FCC to cover high-cost areas, low-income customers, schools, libraries and rural health care providers. Periodic cost studies conducted by the Company and filed with Universal Service Administration Company (“USAC”) determine the amount of annual contributions to be made by the Company to the USF. Management, based upon recent cost studies, does not currently expect that the amount contributed by the Company to the USF will change significantly in upcoming periods.
The Company has been designated as an Eligible Telecommunications Carrier (“ETC”) in New York and New Jersey, which has enabled it, as of January 1, 1998, to receive substantial funds from USAC. As a result of FCC orders, all local exchange carriers have been required to reduce interstate access charges billed to toll carriers. To offset this revenue reduction, monthly payments from the high cost portion of the USF are provided to carriers with ETC status and other characteristics set forth in the orders. The Company has those characteristics and includes the amounts received in network access service revenue on the consolidated statements of income.
The USF is under pressure as ILECs lose access lines and competitors seek to receive monies from the USF, and as a result changes in the funding and/or payout rules for the USF might further reduce the Company’s revenues obtained from the USF. In an order released in June, 2006, the FCC increased assessments on wireless carriers, began assessments of VoIP providers, and announced that additional reforms would be reviewed and considered. Reforms of the USF are also the subject of pending legislation in Congress. The Company cannot predict the level of USF funding it will receive in the future as a result of USF reforms.
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
On February 10, 2005, the FCC adopted a Further Notice of Proposed Rulemaking addressing inter-carrier compensation. Proposed inter-carrier compensation changes, such as “bill and keep” (under which switched access charges and reciprocal compensation would be reduced or eliminated), could reduce the Company’s access revenues. No decision or resolution of inter-carrier compensation has yet been forthcoming, and the Company cannot predict the impact of such decision or resolution.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company does not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes. The Company’s only assets exposed to market risk are its interest bearing bank accounts, into which the Company deposits its excess operating funds on a daily basis, the $5,000 of borrowed funds which CoBank has deposited in an interest bearing money market account on the Company’s behalf and a $3,898 certificate of deposit currently held with our primary commercial bank. In regards to its CoBank loan, the Company has the option of choosing the following rate options: Weekly Quoted Variable Rate, Long-Term Fixed Quote and a Libor Option. The Company does not believe that its exposure to interest rate risk is material.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company’s management with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation they have concluded that the Company’s disclosure controls and procedures are not effective in ensuring that all material information required to be filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Commission because of material weaknesses in its internal control over financial reporting as discussed above and in the Company’s 2006 Form 10-K.
In light of the material weaknesses described in the 2006 Form 10-K, management continues to perform additional analyses and other post-closing procedures to ensure that the Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Accordingly, management believes that the interim consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the period presented.
(b) Changes in Internal Control over Financial Reporting
As previously reported in the 2006 Form 10-K, the Company is implementing enhancements and changes to its internal control over financial reporting to provide reasonable assurance that errors and control deficiencies will not recur. The Company recognizes the importance of having staff with competencies required for the accurate interpretation of generally accepted accounting principles (GAAP); for having effective internal controls over financial reporting; and for establishing the appropriate policies and procedures to assure timely, accurate, and reliable information. Consequently, to eliminate material weaknesses identified with respect to staffing and training, the Company:
•	Has continued efforts to upgrade the skill sets for the accounting group through continuing education and ongoing training while maintaining staffing with appropriate skills and experience in the application of accounting principles generally accepted in the United States of America (“GAAP”) commensurate with the Company’s financial reporting requirements; and

•	Is currently seeking a full time CFO with the requisite accounting and industry experience.
The Company is in the final stages of upgrading its new business operating support system that will simultaneously automate and improve the Company’s internal controls over financial reporting. The Company converted a portion of its billing system to this new operating system in the fourth quarter of 2006. The Company expects the full implementation of this new operating system, when completed and tested, to remediate material weaknesses reported above regarding the accounting for revenue and accounts receivable; the information technology infrastructure supporting the Company’s financial accounting and reporting responsibilities; the design of the general ledger and unrestricted access to various financial application programs. The Company anticipates the new operating support system will be fully integrated with respect to the majority of the Company’s processes in 2007 and ongoing upgrades and improvements will continue throughout 2007.
No other changes to internal controls over financial reporting have come to the Company’s management’s attention during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is not aware of any pending legal proceedings to which it is a party or to which any of its property is subject, other than routine litigation incidental to its business.
ITEM 1A. RISK FACTORS
The following risk factors modify certain portions of the risk factors that were set forth in the 2006 Form 10-K and should be read in connection therewith.
The Company has identified material weaknesses in its internal controls over financial reporting that may prevent the Company from being able to accurately report its financial results or prevent fraud. Such weaknesses could harm our business and operating results, the trading price of our stock and our access to capital.
Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 required the Company to evaluate, and its independent registered public accounting firm to attest to, the design and operating effectiveness of the Company’s internal control over financial reporting. If the Company cannot provide reliable and accurate financial reports and prevent fraud, its business and operating results could be harmed. In connection with the evaluation of its internal control over financial reporting, the Company identified material weaknesses, and may discover in the future, areas of its internal control that need improvement. The Company’s efforts regarding internal controls are discussed in detail in the 2006 Form 10K under Item 9A, “Controls and Procedures.” We cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate these material weaknesses. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur additional costs, divert management resources or make other changes.” The Company has not remediated most of the material weaknesses described in the 2006 Form 10-K under Item 9A, “Controls and Procedures.” If the Company does not remediate these material weaknesses, it will be required to report in its Quarterly Reports on Form 10-Q or in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in the

Company’s internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm its operating results, cause it to fail to meet its financial reporting obligations, or prevent it from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of the Company’s material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of its stock and its access to capital.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The information required by this item is incorporated by reference to the Company’s Current Report on Form 8-K filed May 3, 2007.
ITEM 5. OTHER INFORMATION
Shareholders in 401(k) Plan
As of March 31, 2007, 2.3% of the Company’s outstanding Common Shares were held by employees in the Company’s 401(k) plan. These percentages fluctuate quarterly.
ITEM 6. EXHIBITS
10.1 Employment agreement with Duane W. Albro, President & Chief Executive Officer
10.2 Indemnification Agreement with Duane W. Albro, President & Chief Executive Officer
31.1 Rule 13a-14(a)/15d-14(a) Certificate signed by Duane W. Albro, President, Principal Executive Officer.
31.2 Rule 13a-14(a)/15d-14(a) Certificate signed by Kenneth H. Volz, Interim Principal Financial Officer.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Duane W. Albro, President, Principal Executive Officer.
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Kenneth H. Volz, Interim Principal Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warwick Valley Telephone Company Registrant
Date 5/15/07	/s/Duane W. Albro
Duane W. Albro
President & Chief Executive Duly Authorized Officer

Date 5/15/07	/s/Kenneth H. Volz
Kenneth H. Volz,
Interim Vice President, Principal Financial Officer

Exhibit 10.1
EMPLOYMENT AGREEMENT
WARWICK VALLEY TELEPHONE COMPANY (the “Company”) and DUANE W. ALBRO (“Executive”) agree to enter into this EMPLOYMENT AGREEMENT effective as of May 1, 2007 as follows:
1. Employment.
The Company hereby agrees to employ Executive, and Executive hereby agrees to be employed by the Company, upon the terms and subject to the conditions set forth in this Agreement.
Executive acknowledges and agrees that his employment is contingent upon his execution and compliance with the Confidentiality, Non-Solicitation and Non-Competition Agreement attached to this Agreement as Attachment A, which survives the term of his employment.
2. Term of Employment.
(a)	The period of Executive’s employment under this Agreement shall begin as of May 1, 2007 (the “Effective Date”) and shall continue until April 30, 2010 (the “Initial Term”) and shall be renewed automatically for successive one-year periods thereafter (a “Renewal Period”), unless Executive or the Company gives written notice of nonrenewal to the other at least ninety (90) days before the expiration of the Initial Term or any subsequent Renewal Period.
(b)	Notwithstanding the foregoing, Executive’s employment may be terminated by the Company or by Executive at any time for any reason.
(c)	As used in this Agreement, the phrase “Employment Term” refers to Executive’s period of employment from the date of this Agreement until the date his employment terminates.
3. Duties and Responsibilities.
(a)	The Company will employ Executive as its President and Chief Executive Officer. In such capacity, Executive shall perform the customary duties and have the customary responsibilities of such positions and such other duties as may be assigned to Executive from time to time by the Board of Directors of the Company. Executive will exercise his judgment in accordance with the highest ethical standards.
(b)	Executive agrees to faithfully serve the Company, devote his full working time, attention and energies to the business of the Company, its subsidiaries and affiliated entities, and perform the duties under this Agreement to the best of his abilities.
(c)	Executive agrees (i) to comply with all applicable laws, rules and regulations; (ii) to comply with the Company’s rules, procedures, policies, requirements, and directions; and (iii) not to engage in any other business or employment without the written consent of the Company except as otherwise specifically provided herein.
4. Compensation and Benefits.
(a)	Base Salary. During the Employment Term, the Company shall pay Executive a base salary at the annual rate of $250,000 per year or such higher rate as may be determined annually by the Company (“Base Salary”). Such Base Salary shall be paid in accordance with the Company’s standard payroll practice for executives.
(b)	Sign On Bonus. Executive will be eligible to receive a sign-on bonus of $125,000, less appropriate statutory deductions, payable as follows:
(i)	$31,250 will be paid to Employee prior to the date when officers are allowed to purchase stock after the Company’s Form 10-Q Report for 1Q2007 is filed (approximately May 15, 2007), and

(ii)	the remainder of the bonus will be paid to Employee on the first pay day following 30 calendar days of continuous employment.
In the event that prior to the one year anniversary of the Effective Date of this Agreement Executive resigns from employment pursuant to Section 5(e) or is terminated the Company for Cause pursuant to Section 5(c), then Executive shall be obligated to repay a pro-rated amount of the sign on bonus based on the twelve months minus the number of months the Executive was employed by the Company.
(c)	Annual Bonus. During the Employment Term, Executive will be eligible to receive an annual bonus as determined in accordance with the “Applicable Plan” approved by the Board for Executives. Such bonus shall be payable as soon as practicable after the stockholder’s annual meeting following the fiscal year to which the bonus relates and no later than the second pay period after that meeting. In order to be eligible to receive payment of any portion of an annual bonus, Executive must be actively employed by the Company on the payment date.

The amount of the bonus for fiscal year 2007, and for subsequent years absent any revised approved “Applicable Plan”, shall be determined by the following two separate components:
(i)	Executive shall be eligible to receive a bonus equal to 4.5% of the excess, if any, of (A) Operating Income for the fiscal year over (B) the approved annual target EBIT for that year, up to a maximum of 15% of Executive’s base pay.

(ii)	Executive also shall be eligible to receive an additional bonus determined by the Board of Directors in its sole discretion based on Executive’s achievement of his Annual Objectives. The amount of such bonus shall be equal to 15% of base pay if Executive achieves his Annual Objectives and may be as low a 0% of base pay if the Executive’s performance falls far short of his individual objectives, or may be as high as 30% of base pay if his performance far exceeds his objectives.
For 2007, the base pay used for both components of this bonus will be the eight (8) months pay from May 1, 2007 to December 31, 2007.
(d)	Stock Value Appreciation Bonus. For each calendar year Executive is employed under this Agreement, the Executive shall be eligible, without any need to exercise any right, to a bonus in the event of an increase in share value during that year. This bonus is equal to the aggregate amount of the increase that would have been experienced by a person holding 50,000 shares if such shares were priced at 120% of market price when the year began.

For purposes of this bonus, the Year End Value of the Company’s common stock shall be equal to the average closing price of the common stock during the month of December of that year; the Beginning Year Value of the Company’s common stock for calendar year 2007 shall be equal to the average closing price of the common stock during the month of April 2007; and the Beginning Year Value of the Company’s common stock for calendar years 2008 and thereafter shall be equal to the Year End Value for the immediately preceding calendar year.

Such bonus shall be payable as soon as practicable after the stockholder’s annual meeting following the fiscal year to which the bonus relates and no later than the second pay period after that meeting. In order to be eligible to receive payment of any portion of a Stock Value Appreciation Bonus, Executive must be actively employed by the Company on the payment date.

(e)	Benefit Plans, Fringe Benefits and Vacations. Executive shall be eligible to participate in or receive benefits under any 401(k) savings plan generally made available by the Company to management employees in accordance with the eligibility requirements of such plans and subject to the terms and conditions set forth in this Agreement, except for any pension benefit. Executive will also be eligible to receive up to 4 weeks of vacation per calendar year, accrued and earned on a daily basis, as well as other types of paid time off (e.g. holidays, personal days, absence due to illness) according to company policy. Executive is paid for unused earned vacation upon separation.
Executive has agreed that he shall not be eligible for any other health and welfare plans made available to other employees including but not limited to medical and dental benefits plan, life insurance plan, short-term and long-term disability plans, or any other employee benefit or fringe benefit plan.
(f)	Housing and Travel Allowance. Executive has affirmed his plan to maintain a residence in the community served by the Company. To defray the costs to Executive of this additional residence, and the cost of occasional commutes between his current home and Company offices, the Company will provide Executive with a Housing and Travel Allowance of $2,000 per month for the duration of his employment under this Agreement, provided, however, that no allowance will be payable under the subsection unless Executive arranges for such housing within 90 days of the Effective Date of this Agreement.
(g)	Expense Reimbursement. The Company shall promptly reimburse Executive for the ordinary and necessary business expenses incurred by Executive in the performance of the duties under this Agreement in accordance with the Company’s customary practices applicable to executives, provided that such expenses are incurred and accounted for in accordance with the Company’s policy.
(h)	Concession. Executive will be provided with paid PDA or mobile phone service for one electronic device, as well as concession Telephone and Toll Service, DSL Internet Service and in territory Digital TV service benefits consistent with those available to other Company management employees.
(i)	Indemnification. Employee will covered by the Company’s standard Director’s and Officer’s Indemnification Agreement, providing for indemnification consistent with New York Corporation Law and the Company’s by-laws.
5. Termination of Employment.
During the first year of Executive’s employment, this Agreement may be terminated only under the circumstances set forth in this Section 5. Upon termination, Executive (or his beneficiary or estate, as the case may be) shall be entitled to receive the compensation and benefits described in Section 6 below.
(a)	Death. Executive’s employment shall terminate upon Executive’s death.

(b)	Total Disability. The Company may terminate Executive’s employment upon his becoming “Totally Disabled”. For purposes of this Agreement, Executive shall be “Totally Disabled” if Executive is physically or mentally incapacitated so as to render Executive incapable of performing his usual and customary duties under this Agreement without reasonable accommodation. Executive’s receipt of disability benefits under the Company’s long-term disability plan, if any, or receipt of Social Security disability benefits shall be deemed conclusive evidence of Total Disability for purpose of this Agreement; provided, however, that in the absence of Executive’s receipt of such long-term disability benefits or Social Security benefits, the Company may, in its reasonable discretion (but based upon appropriate medical evidence), determine that Executive is Totally Disabled.
(c)	Termination by the Company for Cause. The Company may terminate Executive’s employment for “Cause” at any time after providing written notice to Executive.
(i)	For purposes of this Agreement, the term “Cause” shall mean any of the following: (A) conviction of a crime or a nolo contendere plea involving the alleged commission by Executive of a felony or of a criminal act involving, in the good faith judgment and sole discretion of the Board of Directors, fraud, dishonesty, or moral turpitude; (B) deliberate and continual refusal to perform employment duties reasonably requested by the Board of Directors after thirty (30) days’ written notice by certified mail of such failure to perform, specifying that the failure constitutes cause (other than as a result of vacation, sickness, illness or injury); (C) fraud or embezzlement as determined by the Board of Directors; (D) gross misconduct or gross negligence in connection with the business of the Company or an affiliate which has a substantial adverse effect on the Company or the affiliate; or (E) breach of the terms of the

Confidentiality, Non-Solicitation and Non-Competition Agreement.
(ii)	Regardless of whether Executive’s employment initially was considered to be terminated for any reason other than Cause, Executive’s employment will be considered to have been terminated for Cause for purposes of this Agreement if the Company’s Board of Directors subsequently determines that Executive engaged in an act constituting Cause.
(d)	Termination by the Company Without Cause. The Company may terminate Executive’s employment at any time under this Agreement without Cause after providing written notice to Executive.
(e)	Termination by Executive. Executive may terminate his employment under this Agreement after providing 30 days’ written notice to the Company.
(f)	Expiration of Initial Term or Renewal Term. In the event that either party gives written notice of non-renewal of the Initial Term or a Renewal Term, as applicable, pursuant to Section 2 above, Executive’s employment shall terminate upon the expiration of such Initial Term or Renewal Term.
6. Compensation Following Termination of Employment.
Upon termination of Executive’s employment for any reason under this Agreement, Executive (or his designated beneficiary or estate, as the case may be) shall be entitled to receive the following compensation:
(a)	Earned but Unpaid Compensation. The Company shall pay Executive any accrued but unpaid Base Salary for services rendered to the date of termination, any accrued but unpaid expenses required to be reimbursed under this Agreement, and any unused vacation accrued to the date of termination.
(b) Other Compensation and Benefits. Except as may be provided under this Agreement,
(i)	Any benefits to which Executive may be entitled pursuant to the plans, policies and arrangements referred to in Section 4(e) above shall be determined and paid in accordance with the terms of such plans, policies and arrangements, and

(ii)	Executive shall have no right to receive any other compensation, or to participate in any other plan, arrangement or benefit, with respect to future periods after such termination or resignation.
(c)	No Other Compensation. Executive shall have no right to receive any other severance compensation upon termination of employment.
7. Withholding Of Taxes
The Company shall withhold from any compensation and benefits payable under this Agreement all applicable federal, state, local, or other taxes.
8. No Claim Against Assets.
Nothing in this Agreement shall be construed as giving Executive any claim against any specific assets of the Company or as imposing any trustee relationship upon the Company in respect of Executive. The Company shall not be required to establish a special or separate fund or to segregate any of its assets in order to provide for the satisfaction of its obligations under this Agreement. Executive’s rights under this Agreement shall be limited to those of an unsecured general creditor of the Company and its affiliates.

9. Successors and Assignment.
Except as otherwise provided in this Agreement, this Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective heirs, representatives, successors and assigns. The rights and benefits of Executive under this Agreement are personal to him and no such right or benefit shall be subject to voluntary or involuntary alienation, assignment or transfer; provided, however, that nothing in this Section 9 shall preclude Executive from designating a beneficiary or beneficiaries to receive any benefit payable on his death.
10. Entire Agreement; Amendment.
This Agreement shall supersede any and all existing oral or written agreements, representations, or warranties between Executive and the Company or any of its subsidiaries or affiliated entities relating to the terms of Executive’s employment, except for Exhibit A. It may not be amended except by a written agreement signed by both parties.
11. Governing Law.
This Agreement shall be governed by and construed in accordance with the domestic substantive laws of the State of New York, without giving effect to any conflicts or choice of laws rule or provision that would result in the application of the domestic substantive laws of any other jurisdiction.
12. Notices.
Any notice, consent, request or other communication made or given in connection with this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by registered or certified mail, return receipt requested, or by facsimile or by hand delivery, to those listed below at their following respective addresses or at such other address as each may specify by notice to the others:
     To the Company:

Attention:	Zigmund Nowicki
Director of Human Resources
Warwick Valley Telephone Company
47 Main Street
Warwick, NY 10990
     To Executive:
At the address set forth below
13. Miscellaneous.
(a)	Waiver. The failure of a party to insist upon strict adherence to any term of this Agreement on any occasion shall not be considered a waiver thereof or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement.
(b)	Separability. If any term or provision of this Agreement is declared illegal or unenforceable by any court of competent jurisdiction and cannot be modified to be enforceable, such term or provision shall immediately become null and void, leaving the remainder of this Agreement in full force and effect.
(c)	Headings. Section headings are used herein for convenience of reference only and shall not affect the meaning of any provision of this Agreement.
(d)	Rules of Construction. Whenever the context so requires, the use of the singular shall be deemed to include the plural and vice versa.
(e)	Counterparts. This Agreement may be executed in any number of counterparts, each of which so executed shall be deemed to be an original, and such counterparts will together constitute but one Agreement.
IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year set forth below.

WARWICK VALLEY TELEPHONE COMPANY	EXECUTIVE

By: /s/ Thomas H. Gray	By: /s/ Duane W. Albro

Printed Name: Thomas H. Gray	Printed Name: Duane W. Albro

Title: Interim President and Chief Executive Officer	Address: 30 Cedar Lane, Babylon, NY

Date: April 20, 2007	Date: April 20, 2007

Exhibit 10.2
INDEMNIFICATION AGREEMENT
This Indemnification Agreement (“Agreement”) made this 1st day of May, 2007 by and between Warwick Valley Telephone Company (the “Company”), a New York corporation, and Duane W. Albro (“Indemnitee”).
WITNESSETH:
WHEREAS, Section 722(a) of the Business Corporation Law of New York (the “BCL”) empowers corporations to indemnify any person made, or threatened to be made, a party to an action or proceeding ( other than one by or in the right of the Company to procure a judgment in its favor), whether civil or criminal, including an action by or in the right of any other corporation of any type or kind, domestic or foreign, or any partnership, joint venture, trust, employee benefit plan or other enterprise, which any director or officer of the Company served in any capacity at the request of the Company, by reason of the fact that he, his testator or intestate, was a director or officer of the Company, or served such other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise in any capacity, against judgments, fines, amounts paid in settlement and reasonable expenses, including attorneys` fees actually and necessarily incurred as a result of such action or proceeding, or any appeal therein, if such director or officer acted, in good faith, for a purpose which he reasonably believed to be in, or, in the case of service for any other corporation or any partnership, joint venture, trust, employee benefit plan or other enterprise, not opposed to, the best interests of the Company and, in criminal actions or proceedings, in addition, had no reasonable cause to believe that his conduct was unlawful; and
WHEREAS, Section 722(c) of the BCL empowers corporations to indemnify any person made, or threatened to be made, a party to an action by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he, his testator or intestate, is or was a director or officer of the corporation, or is or was serving at the request of the corporation as a director or officer of any other corporation of any type or kind, domestic or foreign, of any partnership, joint venture, trust, employee benefit plan or other enterprise, against amounts paid in settlement and reasonable expenses, including attorneys’ fees, actually and necessarily incurred by him in connection with the defense or settlement of such action, or in connection with an appeal therein, if such director or officer acted, in good faith, for a purpose which he reasonably believed to be in, or, in the case of service for any other corporation or any partnership, joint venture, trust, employee benefit plan or other enterprise, not opposed to, the best interests of the corporation, except that no indemnification under Section 722(c) may be made in respect of (1) a threatened action, or a pending action which is settled or otherwise disposed of, or (2) any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation, unless and only to the extent that the court in which the action was brought, or, if no action was brought, any court of competent jurisdiction, determines upon application that, in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such portion of the settlement amount and expenses as the court deems proper; and
WHEREAS, the Company and the Indemnitee further recognize the substantial amount of corporate litigation in general, which subjects directors, officers, employees, controlling persons, agents and fiduciaries to expensive litigation risks; and
WHEREAS, the Company and Indemnitee recognize the increasing expense of or difficulty in obtaining liability insurance for the Company’s directors, officers, employees, controlling persons, agents and fiduciaries, the significant increases in the cost of such insurance and the general reductions in the coverage of such insurance; and
WHEREAS, highly competent persons have become more reluctant to serve as officers or directors of publicly-held corporations unless they are provided with adequate protection through insurance and indemnification against risks of claims and actions against them arising out of their service to, and activities on behalf, of the corporation; and
WHEREAS, the Indemnitee is concerned that the current protection available may not be adequate under the present circumstances, and Indemnitee and other directors and officers of the Company may not be willing to serve in such capacities without additional protection; and
WHEREAS, the Company’s directors and officers have certain existing indemnification arrangements pursuant to the Company’s Certificate of Incorporation and By-Laws and may be entitled to indemnification pursuant to Section 722 et seq., but the protection provided by such indemnification is limited and its availability is uncertain as to any particular situation; and
WHEREAS, in recognition of Indemnitee’s need for (i) substantial protection against personal liability for services rendered to the Company, (ii) specific contractual assurance that the protection promised by the Company’s Certificate of Incorporation and By-Laws will be available to Indemnitee (regardless of, among other things, any amendment to or revocation of the Certificate of Incorporation or By-Laws or any change in the composition of the Board of Directors of the Company or acquisition transaction relating to the Company), and (iii) an inducement to provide effective services to the Company as a director or officer, as the case may be, the Company wishes to provide in this Agreement for the indemnification of and the advancing of expenses to Indemnitee to the fullest extent (whether partial or complete) permitted under law (including, without limitation, Section 721 of the BCL) and as set forth in this Agreement, and, to the extent insurance is maintained, to provide for the continued coverage of Indemnitee under the Company’s directors and officers liability insurance policies; and
WHEREAS, the Company wishes to obligate itself to advance such expenses to Indemnitee under the circumstances contemplated by this Agreement and the Indemnitee wishes to have the Company so obligate itself as a condition for continuing to serve as President & Chief Executive Officer of the Company; and
WHEREAS, Section 721 of the BCL specifically provides that the indemnification and advancement of expenses granted pursuant to, or provided by, Sections 722 through 725 of the BCL shall not be deemed exclusive of any other rights to which a director or officer seeking indemnification or advancement of expenses may be entitled, provided that (1) any agreement providing for such other rights is authorized by the By-Laws of the Company, and (2) no indemnification may be made to or on behalf of any director or officer if a judgment or other final adjudication adverse to the director or officer establishes that his acts were committed in bad faith or were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated, or that he personally gained in fact a financial profit or other advantage to which he was not legally entitled.
WHEREAS, Article X, Section 3 of the Company’s By-Laws permits the Company to provide indemnification to its officers and directors beyond that permitted by Section 722 et seq., as required by Section 721; and
WHEREAS, the Board of Directors of the Company has authorized and directed the proper officers of the Company to enter into this Agreement in the name of or on behalf of the Company;
NOW, THEREFORE, in consideration of the premises, the agreements herein set forth, and other good and valuable consideration, the Company and Indemnitee hereby agree as follows:
ARTICLE I
Section 1.01. DEFINITIONS. As used in this Agreement, the following terms have the following meanings, unless a Section of this Agreement specifically provides otherwise:
1.	“Agreement” means this Indemnification Agreement and any amendments pursuant to Section 7.01 of this Agreement.

2.	“Board” means the Board of Directors of the Company.

3.	“Change in Control” shall have occurred in any of the following circumstances occurring after the date of this Agreement: (i) an occurrence of an event required to be reported with respect to the Company in response to item 6(e) of Schedule 14A or Regulation 14A (or in response to any similar item on any similar schedule or form) under the Exchange Act, regardless of whether the Company is then subject to such reporting requirement; (ii) a Business Combination (as defined in Article Fifth of the Company’s Certificate of Incorporation) shall take place which has not been approved pursuant to Sub-paragraph 2(a) of such Article Fifth; (iii) any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Exchange Act) shall have become, without prior approval of the Company’s Board, the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company’s then outstanding voting securities (provided that as used in clause (iii), the term “person” excludes a trustee or other fiduciary holding securities under an employee benefit plan of the Company), (iv) there occurs a merger or consolidation of the Company with another entity, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving or resulting entity) more than 51% of the combined voting power of the voting securities of the surviving or resulting entity outstanding immediately after such merger or consolidation and with the power to elect at least a majority of the board of directors or other governing body of such surviving or resulting entity; (v) all or substantially all the assets of the Company are sold or otherwise disposed of in a transaction or series of related transactions; (vi) the approval by the stockholders of the Company of a complete liquidation of the Company or the sale or other disposition of all or substantially all of the assets of the Company, or (vii) the individuals who on the date of this Agreement constitute the Board (including, for this purpose, any new director whose election or nomination for election by the Company’s stockholders was approved by a vote of at least a majority of the directors then still in office who were directors on the date hereof or whose election or nomination was so approved) cease for any reason to constitute at least a majority of the members of the Board.

4.	“Company” means Warwick Valley Telephone Company and any parent, affiliate, subsidiary and any successors (whether direct or indirect by purchase, merger, consolidation, or otherwise) and any assigns.

5.	“Controlling Person” means any person who controls Indemnitee or Indemnitee’s Spouse or any person or entity who may be liable within the meaning of Section 15 of the Securities Act of 1933, as amended, or Section 20 of the Securities Exchange Act of 1934, as amended.

6.	“Disinterested Director” means a director of the Company who is not and was not a party to the Proceeding in respect of which indemnification or advancement of Expenses is sought by Indemnitee, Indemnitee’s Spouse, or a Controlling Person.

7.	“Expenses” means any and all costs and fees reasonably incurred in connection with any Proceeding including, without limitation, costs and fees reasonably incurred by counsel, consultants and experts, including all costs and fees reasonably incurred in connection with the enforcement of this Agreement.

8.	“Independent Counsel” means the law firm or a member(s) of a law firm, that is experienced in matters of corporate law and neither currently is, nor in the past five years has, been retained by the Company or Indemnitee, Indemnitee’s Spouse or any Controlling Person with respect to any matter materially related to the Proceeding for which indemnification is being sought and otherwise complies with any requirements of independence that may be applicable. Prior service as Independent Counsel under this Agreement or in any similar capacity with respect to any dispute involving the Company shall be grounds for disqualification from serving as Independent Counsel. This Agreement is not intended to and does not supersede any obligation incumbent upon Independent Counsel pursuant to applicable standards of professional conduct. Independent Counsel shall be an independent decision-maker and shall not owe any fiduciary responsibility to, or have any attorney-client relationship with, any of the Company, Indemnitee, Indemnitee’s Spouse or any Controlling Person.

9.	“Liabilities” means all judgments, fines (including any excise taxes assessed with respect to any employee benefit plan), penalties and amounts paid in settlement and other liabilities (including all interest, assessments and other charges paid or payable in connection with or in respect of any such amounts) arising out of or in connection with any Proceeding; provided that Liabilities shall not include any Expenses.

10.	“Proceeding” means any reasonably foreseeable, threatened, pending or completed action, suit, hearing, investigation or inquiry (whether internal or external), arbitration or other alternative dispute mechanism, or other proceeding, whether civil, criminal, administrative, regulatory, congressional or investigative investigations, including, without limitation any action, suit or hearing seeking injunctive or declarative relief regarding the existence of any fiduciary duty, brought or conducted by any third party or by or in the right of the Company or an affiliate of the Company.

11.	“Spouse” means the person with whom Indemnitee has entered into a lawful marriage, civil union or domestic partnership arrangement that has not been annulled, dissolved, or otherwise invalidated or terminated under the law of the jurisdiction in which it was entered.

12.	“State” means any of the fifty states, the District of Columbia and any territory of the United States.

13.	“To The Fullest Extent Authorized By Law” means (i) to the fullest extent permitted by the BCL as in effect on the date of this Agreement, and (ii) to the fullest extent authorized or permitted by any amendments to or replacements of the BCL adopted after the date of this Agreement that increases the extent to which a corporation may provide indemnification, and shall be understood to include indemnification for Liabilities and Expenses and the advancement of funds for Expenses to the extent permitted by the BCL for indemnification or advancement under an agreement permitted pursuant to Section 721, clause (iii) of the BCL, subject only to any prohibitions or limitations set forth expressly in the BCL as being applicable even with respect to such an agreement, such as the proviso set forth in Section 721 of the BCL immediately after such clause (iii).
ARTICLE II
Section 2.01. SERVICES BY INDEMNITEE. Indemnitee hereby agrees to serve or continue to serve the Company, for so long as Indemnitee is duly elected or appointed or until Indemnitee tenders his resignation or is removed, subject to the terms of any retention agreement between Indemnitee and the Company.
ARTICLE III
Section 3.01. INDEMNIFICATION GENERALLY. The Company will indemnify, pay on behalf of, or will reimburse Indemnitee, Indemnitee’s Spouse and each Controlling Person who is or was made a party or a witness or other participant in or is or was threatened to be made a party or a witness or other participant in any Proceeding, by reason of the fact that such person was or may be deemed the legal representative, or a director, officer, employee or agent of the Company or is or was or may be deemed serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise against any and all Expenses and Liabilities actually and reasonably incurred To The Fullest Extent Authorized By Law; provided however, that no indemnification shall be made to or on behalf of Indemnitee if a judgment or other final adjudication adverse to Indemnitee establishes that (i) Indemnitee’s acts were committed in bad faith or were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated, or (ii) Indemnitee personally gained in fact a financial profit or other advantage to which Indemnitee was not legally entitled. Any acts of Indemnitee which are so finally adjudged or adjudicated to constitute intentional illegal conduct shall be presumed to have been committed in bad faith.
Section 3.02. SUCCESSFUL DEFENSE; PARTIAL SUCCESS. Except to the extent set forth in the proviso in Section 3.01, the obligation of the Company set forth in such Section is not limited to only those circumstances in which Indemnitee, Indemnitee’s Spouse or any Controlling person is wholly or partially successful on the merits or otherwise in the defense of any Proceeding.
Section 3.03. WITNESS EXPENSES. This Agreement shall not in any way limit or affect the Company’s power to pay (in advance or otherwise) or reimburse expenses reasonably incurred by Indemnitee, Indemnitee’s Spouse or any Controlling Person in connection with the appearance by any of them as a witness in any Proceeding at a time when the person appearing as a witness has not been formally named a defendant or respondent in or to such Proceeding.
ARTICLE IV
Section 4.01. ADVANCES; WRITTEN REQUEST. The Company shall advance to Indemnitee, Indemnitee’s Spouse and each Controlling Person any and all Expenses actually and reasonably incurred by such person in connection with any Proceeding within 14 calendar days of receipt of a written request for advancement, which may be delivered to the Company at such time and from time to time as Indemnitee, Indemnitee’s Spouse or each Controlling Person deems appropriate in such person’s discretion, whether prior to or after final disposition of any Proceeding.
Section 4.02. SUFFICIENCY OF WRITTEN REQUEST FOR ADVANCES. A written request for advancement that conveys, without the need to do so verbatim, that Indemnitee, Indemnitee’s Spouse or the respective Controlling Person believes in good faith that such person is entitled to advancement of expenses under the terms of this Agreement shall be sufficient to invoke the right to advancement under Section 4.01.
Section 4.03. PROMISE TO REPAY. Indemnitee, Indemnitee’s Spouse and each Controlling Person hereby each agree and promise that such person shall promptly repay any and all advanced Expenses to the Company if and to the extent it is ultimately determined, under the procedure set forth in Section 723(b) of the BCL, that such person is not entitled to indemnification under Section 3.01 above or has received reimbursement or advances for Expenses in excess of the amount to which such person is entitled.
ARTICLE V
Section 5.01. NOTICE TO COMPANY. Indemnitee, Indemnitee’s Spouse and each Controlling Person shall notify the Company in writing as soon as reasonably practicable after being served with any summons, citation, subpoena, complaint, indictment, information or other document relating to any Proceeding with respect to which Indemnitee, Indemnitee’s Spouse or any Controlling Person intends to seek indemnification or advancement of Expenses and Liabilities under this Agreement.
Section 5.02. NOTICE BY COMPANY. The Company shall notify Indemnitee, Indemnitee’s Spouse and each Controlling Person in writing as soon as reasonably practicable after being served with any summons, citation, subpoena, complaint, indictment, information or other document relating to any Proceeding with respect to which Indemnitee, Indemnitee’s Spouse or any Controlling Person may be entitled to indemnification or advancement under this Agreement
Section 5.03. DETERMINATION OF ENTITLEMENT TO INDEMNIFICATION. (a) Upon the final disposition of the matter that is the subject of the request for indemnification delivered pursuant to this Article, a determination shall be made with respect to Indemnitee’s entitlement thereto in the specific case in the manner set forth in section 723(b) of the BCL.
(b) If it is determined that Indemnitee, Indemnitee’s Spouse or a Controlling Person is entitled to indemnification, payment to such person shall be made within 10 calendar days after such determination.
Section 5.03. COOPERATION WITH INDEPENDENT COUNSEL. In connection with any determination of entitlement to indemnification in the manner set forth in Section 723(b) of the BCL that involves the use of Independent Counsel, Indemnitee, Indemnitee’s Spouse and each Controlling Person and the Company agree to reasonably cooperate with the Independent Counsel including providing, upon reasonable request, any documentation or information which is not privileged or otherwise protected from disclosure and which is reasonably available to the party of whom the request was made and reasonably necessary to such determination.
Section 5.04. PAYMENT OF INDEPENDENT COUNSEL. The Company agrees to pay all Expenses incurred by Indemnitee, Indemnitee’s Spouse or each Controlling Person in so cooperating with Independent Counsel in making such determination (irrespective of the determination as to Indemnitee, Indemnitee’s Spouse or each Controlling Person’s entitlement to indemnification), and the Company indemnifies and agrees to hold such persons harmless from such Expenses.
Section 5.05. OBJECTIONS TO SELECTION OF INDEPENDENT COUNSEL. Following receipt of notice of the selection of Independent Counsel, if any, the party receiving the notice may, within 10 calendar days, deliver to the other party a written objection to such selection; provided that such objection may be asserted only on the ground that Independent Counsel selected does not meet the requirements of “Independent Counsel” as defined in Article I of this Agreement, and the objection shall set forth with particularity the factual basis for such assertion. Absent a proper and timely objection, the person selected shall act as Independent Counsel. If a proper and timely objection is made, the person selected may not serve as Independent Counsel unless and until such objection is withdrawn or the competent New York state court (or, at Indemnitee’s option, pursuant to an arbitration) has determined that such objection is without merit. If, within 20 days after receipt by the Company of a request for indemnification pursuant to this Agreement, no Independent Counsel shall have been selected and not objected to, either the Company or Indemnitee, Indemnitee’s Spouse or a Controlling Person may petition the competent New York state court (or, at such person’s option an arbitration) for resolution of any objection which shall have been made to the selection of Independent Counsel and/or for the appointment of another person as Independent Counsel, and the person with respect to whom all objections are so resolved or the person so appointed shall act as Independent Counsel.
Section 5.06. APPEAL RIGHT. Indemnitee, Indemnitee’s Spouse and each Controlling Person and the Company shall have the right to appeal any decision of the Disinterested Directors, the Board or Independent Counsel to the competent New York state court, or, at Indemnitee’s, Indemnitee’s Spouse’s or the Controlling Person or Company’s sole option, to an arbitrator pursuant to the Commercial Arbitration Rules of the American Arbitration Association. Any such adjudication or arbitration shall be conducted in all respects as a de novo trial or arbitration on the merits. In any such adjudication or arbitration the presumptions and burdens articulated in Article VI shall apply.

Section 5.07. VALIDITY OF AGREEMENT. The Company shall not oppose the right of Indemnitee, Indemnitee’s Spouse or any Controlling Person to seek any adjudication or arbitration sought under the terms of this Agreement and shall be precluded from asserting that the procedures or presumptions contained herein are not valid, binding or enforceable and shall stipulate in any such adjudication or arbitration that the Company is bound by all of the provisions of this Agreement.
ARTICLE VI
Section 6.01. PRESUMPTIONS AND BURDENS OF PROOF. Indemnitee, Indemnitee’s Spouse and each Controlling Person shall be entitled to a presumption that such person is entitled to indemnification, advancement of fees or both under this Agreement if the notice requirement of Section 5.01 has been met. The Company shall bear the burden of proving, by a preponderance of the evidence that Indemnitee, Indemnitee’s Spouse or the Controlling Person is not entitled to indemnification or advancement. Neither a determination by the Disinterested Directors, the Board or by Independent Counsel against Indemnitee, Indemnitee’s Spouse or a Controlling Person, nor the termination of any Proceeding by judgment, order, settlement, or conviction, or upon a plea of nolo contrendere, or its equivalent, shall create a presumption that Indemnitee, Indemnitee’s Spouse or a Controlling Person is not entitled to indemnification or advancement or otherwise affect the burden of proof or persuasion in any subsequent Proceeding.
ARTICLE VII
Section 7.01. AMENDMENT. This Agreement may not be modified or amended except by a written instrument executed by or on behalf of each of the parties hereto.
Section 7.02. BINDING EFFECT. (a) The Company expressly confirms and agrees that it has entered into this Agreement and assumed the obligations imposed on it in order to induce Indemnitee to serve the Company, and the Company acknowledges that Indemnitee is relying upon this Agreement in serving the Company.
(b) This Agreement shall be binding upon, and inure to the benefit of, and be enforceable by the parties hereto and their respective successors and permitted assigns, including any direct or indirect successor by purchase, merger, consolidation or otherwise to all or substantially all of the business and/or assets of the Company, heirs, executors, administrators or other successors. The Company shall require and cause any successor (whether direct or indirect by purchase, merger, consolidation or otherwise) to all or substantially all or a substantial part of the business or assets of the Company, by written agreement in the form and substance reasonably satisfactory to Indemnitee, expressly to assume and agree to perform this Agreement in the manner and to the same extent that the Company would be required to perform if no such succession had taken place.
(c) The indemnification and advancement of expenses provided by this Agreement shall continue as to a person who has ceased to be a director, officer, employee or agent or is deceased and shall inure to the benefit of the heirs, executors, administrators or other successors of the estate of such person.
(d) Except to the extent, if any, as may be required by the BCL with respect to agreements to indemnify or advance expenses, all rights and obligations of the Company and Indemnitee, Indemitee’s Spouse and any Controlling Person hereunder shall continue in full force and effect despite the subsequent amendment or modification of the Company’s Certificate of Incorporation or By-Laws, as such are in effect on the date hereof, and such rights and obligations shall not be affected by any such amendment or modification, any resolution of directors or shareholders of the Company, or by any other corporate action which conflicts with or purports to amend, modify, limit or eliminate any of the rights or obligations of the Company and/or of Indemnitee, Indemnitee’s Spouse or any Controlling Person hereunder, except as set forth in Section 7.01 hereof.
Section 7.03. CONSENT TO JURISDICTION. Except with respect to any arbitration commenced by Indemnitee, the Company and Indemnitee hereby irrevocably and unconditionally (i) agree that any action, suit or other proceeding arising out of or in connection with this Agreement shall be brought only in a competent New York state court and any New York court to which an appeal may be taken in such action, suit or other proceeding (the “New York Court”), and not in any other state or federal court in the United States of America or any court in any other country, (ii) consent to submit to the exclusive jurisdiction of the New York Court for purposes of any action, suit or other proceeding arising out of or in connection with this Agreement, (iii) waive any objection to the laying of venue of any such action, suit or other proceeding in the New York Court, and (iv) waive, and agree not to plead or to make, any claim that any such action, suit or other proceeding brought in the New York Court has been brought in an improper or inconvenient forum.
Section 7.04. CONTRIBUTION. To The Fullest Extent Authorized By Law, if the indemnification provided for in this Agreement is unavailable to Indemnitee, Indemnitee’s Spouse or any Controlling Person for any reason, the Company, in lieu of indemnifying Indemnitee, Indemnitee’s Spouse and each Controlling Person, shall contribute to the amount reasonably incurred whether for Liabilities and/or Expenses in connection with a Proceeding or other expenses related to an indemnifiable event or transaction under this Agreement, in such proportion as is deemed fair and reasonable in light of all of the circumstances of such other proceeding in order to reflect the relative benefits received by the Company and Indemnitee as a result of the event(s) and/or transaction(s) giving rise to such other proceeding; and/or the relative fault of the Company and Indemnitee in connection with such event(s) and/or transaction(s).
Section 7.05. COUNTERPARTS. This Agreement may be executed in one or more counterparts, each of which shall constitute an original.
Section 7.06. DEFENSE OF CLAIMS. The Company shall be entitled to participate in any proceeding at its own expense. The Company shall not settle any Proceeding (in whole or in part) in a manner that imposes any expense, liability or limitation on Indemnitee, Indemnitee’s Spouse or any Controlling Person without his, her or its prior written consent unless the Company first indemnifies such person. Such consent shall not be unreasonably withheld. Indemnitee, Indemnitee’s Spouse or any Controlling Person shall not settle any Proceeding (in whole or in part) in a manner that imposes any expense, liability or limitation on the Company without the Company’s prior written consent. Such consent shall not be unreasonably withheld.
Section 7.07. ENTIRE AGREEMENT. This Agreement constitutes the entire agreement between the parties with respect to the matters covered herein and supersedes all prior oral or written understandings or agreements with respect to the matters covered herein, except that, this Agreement shall not supersede any indemnification provisions contained in any other agreement, between the Company and the Indemnitee the primary purpose of which is to provide rights other than indemnification, including but not limited to, employment and severance agreements. This Section shall not be construed to limit any other rights Indemnitee, Indemnitiee’s Spouse, or each Controlling Person may have under the Company’s Certificate of Incorporation and Bylaws, applicable law or otherwise.
Section 7.08. GOVERNING LAW. This Agreement and the legal relations among the parties hereto shall be governed by, and construed and enforced in accordance with, the local law of the State of New York.
Section 7.09. HEADINGS. The Article and Section headings in this Agreement are for convenience of reference only, and shall not be deemed to alter or affect the meaning or interpretation of any provisions hereof.
Section 7.10. IMPUTATION. The knowledge or actions or failure to act on the part of any fiduciary of the Company shall not be imputed to Indemnitee, Indemnitee’s Spouse or any Controlling Person for purposes of determining entitlement to indemnification under this Agreement.
Section 7.11. LIABILITY INSURANCE. The Company shall obtain and maintain with reputable insurance companies an insurance policy or policies providing general and/or directors and officers liability insurance on terms with respect to coverage and amount (including with respect to the payment of expenses) no less favorable than those of such policy or policies in effect on the date hereof except for any changes approved by the Board prior to a Change in Control. Indemnitee shall be covered by such policy or policies, in accordance with its or their terms, to the maximum extent of the coverage available for any member of the Board. Upon request by Indemnitee, Indemnitee’s Spouse or any Controlling Person, the Company shall provide to such person copies of any such policy or policies in effect. The Company shall promptly notify Indemnitee, Indemnitee’s Spouse and each Controlling Person of any material change in the insurance coverage.
Section 7.12. SEVERABILITY. If any provision or provisions of this Agreement shall be held to be invalid, illegal or unenforceable for any reason whatsoever: (a) the validity, legality and enforceability of the remaining provisions of this Agreement (including, without limitation, each portion of any Section of this Agreement containing any such provision held to be invalid, illegal or unenforceable, that is not itself invalid, illegal or unenforceable) shall not in any way be affected or impaired thereby and shall remain enforceable To The Fullest Extent Authorized By Law; (b) such provision or provisions shall be deemed reformed to the extent necessary to conform to applicable law and to give the maximum effect to the intent of the parties hereto; and (c) to the fullest extent possible, the provisions of this Agreement (including, without limitation, each portion of any Section of this Agreement containing any such provision held to be invalid, illegal or unenforceable, that is not itself invalid, illegal or unenforceable) shall be construed so as to give effect to the intent manifested thereby.
Section 7.13. NOTICES. All notices, requests, demands and other communications under this Agreement shall be in writing and shall be deemed to have been duly given (a) if delivered by hand or by courier and receipted for by the party to whom said notice or other communication shall have been directed, (b) if mailed by certified or registered mail with postage prepaid, on the third business day after the date on which it is so mailed or (c) if sent by facsimile transmission and fax confirmation is received, on the next business day following the date on which such facsimile transmission was sent. Addresses for notice to either party are as shown on the signature page of this Agreement, or such other address as any party shall have given by written notice to the other party as provided above.
Section 7.14. STATUTE OF LIMITATIONS. The Company agrees not to assert that a claim for indemnification is barred by the statute of limitations as an affirmative defense or otherwise.
Section 7.15. SUBROGATION. In the event of any payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, Indemnitee’s Spouse and each Controlling Person, who shall execute all papers required and take all actions necessary to secure such rights, including execution of such documents as are necessary to enable the Company to bring suit to enforce such rights. The Company shall not be liable under this Agreement to make any payment of amounts otherwise indemnifiable hereunder (or for which advancement is provided hereunder) if and to the extent that Indemnitee, Indemnitee’s Spouse or any Controlling Person has otherwise actually received such payment under any insurance policy, contract, agreement or otherwise. The Company’s obligation to indemnify or advance expenses hereunder to Indemnitee who is or was serving as a director, officer, employee, agent or fiduciary of another partnership, joint venture, trust or other enterprise at the request of the Company shall be reduced by any amount Indemnitee, Indemnitee’s Spouse or any Controlling Person has actually received as indemnification or advancement of expenses from such partnership, joint venture, trust or other enterprise.
Section 7.16. TRUST. The Company shall, within 30 days of receipt of written request by Indemnitee, Indemnitee’s Spouse or any Controlling Person, establish a trust for the benefit of Indemnitee, Indemnitee’s Spouse or the Controlling Person and from time to time within 10 days of receipt of written request by Indemnitee, Indemnitee’s Spouse or any Controlling Person, fund the trust in an amount sufficient to satisfy any and all Expenses anticipated in good faith to be reasonably incurred in connection with any Proceeding as stated in Indemnitee’s, Indemnitee’s Spouse’s or the Controlling Person’s written request that the trust be funded. Any dispute arising under this Section shall be decided by Independent Counsel who shall be selected in accordance with the terms of Article V. Any determination by Independent Counsel may be appealed by Indemnitee, Indemnitee’s Spouse or any Controlling Person in accordance with the terms of Article V. The presumptions and burdens of proof articulated in Article VI shall apply to any dispute arising under this Section.
Section 7.17. USE OF CERTAIN TERMS. As used in this Agreement, the words “herein,” “hereof,” and “hereunder” and other words of similar import refer to this Agreement as a whole and not to any particular paragraph, subparagraph, Section, or other subdivision. Whenever the context may require, any pronoun used in this Agreement shall include the corresponding masculine, feminine or neuter forms, and the singular form of nouns, pronouns and verbs shall include the plural and vice versa.
Section 7.18. WAIVERS. The observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively) only by a writing signed by the party against which such waiver is to be asserted. Unless otherwise expressly provided herein, no delay on the part of the party hereto in exercising any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any waiver on the part of any party hereto of any right, power or privilege hereunder operate as a waiver of any other right, power or privilege hereunder nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or further exercise thereof of the exercise of any other right, power or privilege hereunder.

IN WITNESS WHEREOF, this Agreement has been duly executed and delivered to be effective as of the date first above written.

WARWICK VALLEY TELEPHONE COMPANY

By:	/s/ Wisner H. Buckbee
Printed Name:	Wisner H. Buckbee
Title:	Chairman of the Board
Address:	47 Main Street, Warwick, NY 10990

INDEMNITEE

By:	/s/ Duane W. Albro
Printed Name:	Duane W. ALbro
Address:	30 Cedar Lane, Babylon, NY 11702