Form 10-Q
period 2007-06-30
WARWICK VALLEY TELEPHONE CO
filed 2007-08-09
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
YES ☐       NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,351,780 Common Shares, $0.01 par value, outstanding at July 27, 2007.

Index to Form 10-Q
Part I — Financial Information

ITEM 1. FINANCIAL STATEMENTS
WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED BALANCE SHEETS
($ in thousands except share and per share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$7,330	$12,296
Accounts receivable — net of allowance for uncollectibles — $134 and $107, in 2007 and 2006, respectively	3,442	4,121
Other accounts receivable	261	262
Materials and supplies	1,372	957
Prepaid expenses	765	695
Deferred income taxes	222	228

Total current assets	13,392	18,559

Property, plant and equipment, net	36,411	37,087
Unamortized debt issuance costs	71	77
Other deferred charges	798	814
Investments	8,450	3,733
Other assets	170	179

Total assets	$59,292	$60,449

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,650	$1,013
Current maturities of long-term debt	1,519	1,519
Advance billing and payments	274	251
Customer deposits	119	128
Accrued taxes	863	1,221
Pension and post retirement benefit obligations	1,155	1,435
Other accrued expenses	1,531	2,199

Total current liabilites	7,111	7,766

Long-term debt, net of current maturities	6,454	7,214
Deferred income taxes	1,032	4,490
Long term income taxes payable	3,659	—
Other liabilities and deferred credits	624	624
Pension and post retirement benefit obligations	7,766	7,583

Total liabilities	26,646	27,677

Shareholders’ equity
Preferred shares — $100 par value; authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000;	500	500
Common stock — $0.01 par value; authorized shares of 10,000,000 issued 5,985,463 shares	60	60
Treasury stock — at cost, 633,683 common shares	(4,748)	(4,748)
Additional paid in capital	3,487	3,487
Accumulated other comprehensive loss	(3,388)	(3,554)
Retained earnings	36,735	37,027

Total shareholders’ equity	32,646	32,772

Total liabilities and shareholders’ equity	$59,292	$60,449

Please see accompanying notes, which are an intergral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($ in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating revenues:
Local network service	$794	$908	$1,619	$1,824
Network access service	2,066	2,109	4,015	4,043
Long distance services	825	890	1,735	1,746
Directory advertising	331	328	669	668
Online services	1,440	1,577	2,915	3,206
Other services and sales	422	529	816	929

Total operating revenues	5,878	6,341	11,769	12,416

Operating expenses:
Plant specific	871	1,211	2,057	2,376
Plant non-specific:
Depreciation and amortization	1,294	1,434	2,588	2,905
Other	746	890	1,447	1,760
Customer operations	895	1,088	1,947	2,113
Corporate operations	1,587	2,609	3,137	4,489
Cost of services and sales	294	230	685	590
Property, revenue and payroll taxes	347	333	764	680

Total operating expenses	6,034	7,795	12,625	14,913

Operating loss	(156)	(1,454)	(856)	(2,497)

Other income (expense):
Interest income (expense), net of capitalized interest	(92)	23	(126)	6
Income from equity method investments	2,265	2,487	4,135	4,768
Gain on sale of investment	—	—	—	611
Other income (expense), net	28	(6)	10	(12)

Total other income (expense)	2,201	2,504	4,019	5,373

Income before income taxes	2,045	1,050	3,163	2,876

Income taxes	695	356	1,087	974

Net income	1,350	694	2,076	1,902

Preferred dividends	7	7	13	13

Income applicable to common stock	$1,343	$687	$2,063	$1,889

Basic and diluted earnings per share of outstanding common stock	$0.25	$0.13	$0.39	$0.35

Weighted average shares of common stock outstanding	5,351,780	5,351,780	5,351,780	5,351,780

Please see accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:

Net income	$2,076	$1,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,588	2,905
Deferred income taxes	(192)	111
Interest charged to construction	(58)	—
Income from equity investments, net of distributions	(341)	(342)
Gain on sale of investment	—	(611)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	679	298
(Increase) decrease in other accounts receivable	2	198
(Increase) decrease in materials and supplies	(415)	(74)
(Increase) decrease in prepaid income taxes	—	613
(Increase) decrease in prepaid expenses	(70)	158
(Increase) decrease in other assets	9	—
(Increase) decrease in deferred charges	16	28
Increase (decrease) in accounts payable	637	23
Increase (decrease) in customers’ deposits	(9)	(3)
Increase (decrease) in advance billing and payment	23	42
Increase (decrease) in accrued taxes	(358)	(21)
Increase (decrease) in pension and post retirement benefit obligations	159	(161)
Increase (decrease) in other accrued expenses	(668)	(150)
Increase (decrease) in long term income taxes payable	94	—
Increase (decrease) in other liabilities and deferred credits	—	36

Net cash provided by operating activities	4,172	4,952

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,906)	(1,914)
Interest charged to construction	58	—
Purchase of investment	(4,376)	—
Sale of investment	—	700

Net cash used in investing activities	(6,224)	(1,214)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(760)	(760)
Dividends (Common and Preferred)	(2,154)	(2,154)

Net cash used in financing activities	(2,914)	(2,914)

(Decrease) increase in cash and cash equivalents	(4,966)	824

Cash and cash equivalents at beginning of period	12,296	16,956

Cash and cash equivalents at end of period	$7,330	$17,780

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three and six months period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.
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
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the effects, if any, that adoption of SFAS No. 157 will have on its financial statements.
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
NOTE 3: EARNINGS PER SHARE
Basic and diluted earnings per share are based on the weighted average number of actual shares outstanding of 5,351,780 for the three and six months ended June 30, 2007 and 2006.
The Company did not have any common stock equivalents as of June 30, 2007 and 2006.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
NOTE 4: COMPREHENSIVE INCOME
Comprehensive income consisted of the following for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006

Minimum pension liability adjustment	$128	$—	$256	$—
Related deferred income taxes	(45)	—	(89)	—

Other comprehensive income	83	—	167	—

Net income for the period	1,350	694	2,076	1,902

Total comprehensive income	$1,433	$694	$2,243	$1,902

NOTE 5: SEGMENT INFORMATION
Warwick Valley Telephone Company’s segments are strategic business units that offer different products and services and are managed as telephone and online services. We evaluate the performance of the segments based upon factors such as revenue growth, expense containment, market share and operating results. The telephone segment provides telecommunications services, including local, network access and long distance services and messaging, and yellow and white pages advertising and electronic publishing. The Online segment provides high speed and dial-up Internet services and Video over VDSL and ADSL2+.
Segment balance sheet information as of June 30, 2007 and December 31, 2006 is set forth below:

	2007	2006

Assets
Telephone	$70,515	$70,549
Online	6,656	4,714
Elimination	(17,879)	(14,814)

Total assets	$59,292	$60,449

Segment cash flow information for the six months ended June 30, 2007 and 2006 is set forth below:

	2007	2006

Capital expenditures
Telephone	$1,664	$1,551
Online	242	363

Total capital expenditures	$1,906	$1,914

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
Segment income statement information for the six months ended June 30, 2007 and 2006 is set forth below:

	2007	2006

Revenues
Telephone	$9,733	$10,152
Online	2,915	3,206
Eliminations	(879)	(942)

Total revenues	$11,769	$12,416

Depreciation and amortization
Telephone	$1,868	$1,816
Online	720	1,089

Total depreciation and amortization	$2,588	$2,905

Operating loss
Telephone	$(700)	$(1,949)
Online	(156)	(548)

Total operating loss	(856)	(2,497)

Interest income(expense)	$(126)	$6
Income from equity method investments, net	4,135	4,768
Gain on sale of investment	—	611
Other income (expense)	10	(12)

Income before income taxes	$3,163	$2,876

Segment income statement information for the three months ended June 30, 2007 and 2006 is set forth below:

	2007	2006

Revenues
Telephone	$4,863	$5,232
Online	1,440	1,577
Eliminations	(425)	(468)

Total revenues	$5,878	$6,341

Depreciation and amortization
Telephone	$934	$922
Online	360	512

Total depreciation and amortization	$1,294	$1,434

Operating loss
Telephone	$(38)	$(1,175)
Online	(118)	(279)

Total operating loss	(156)	(1,454)

Interest income(expense)	(92)	23
Income from equity method investments, net	2,265	2,487
Gain on sale of investment	—	—
Other income (expense)	28	(6)

Income before income taxes	$2,045	$1,050

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
NOTE 6: MATERIALS AND SUPPLIES
Material and supplies are carried at average cost. As of June 30, 2007 and December 31, 2006, material and supplies consisted of the following:

	2007	2006

Inventory for outside plant	$397	$263
Inventory for inside plant	378	417
Inventory for online equipment	62	18
Inventory for video equipment	361	147
Inventory for equipment held for sale or lease	174	112

	$1,372	$957

NOTE 7: PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at cost, consisted of the following as of June 30, 2007 and December 31, 2006:

	2007	2006

Land, buildings and other support equipment	$8,310	$8,291
Network communications equipment	29,466	29,400
Telephone plant	26,849	26,641
Online plant	11,357	11,323

Plant in service	75,982	75,655
Plant under construction	2,281	688

	78,263	76,343
Less: Accumulated depreciation	41,852	39,256

Property, plant and equipment, net	$36,411	$37,087

NOTE 8: INVESTMENTS
The Company is a limited partner in Orange County-Poughkeepsie Limited Partnership (“O-P”) and had an 8.108% investment interest as of June 30, 2007 which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P. On April 10, 2007, the Company completed the acquisition of an additional 0.6081% limited partnership interest in O-P by purchasing the 8.108% of the 7.5% limited partnership interest being sold by FairPoint Communications, Inc. (“FairPoint”). FairPoint had agreed to sell its interest in O-P to Cellco Partnership d/b/a Verizon Wireless (“Verizon Wireless”). The Company chose to exercise its right of first refusal pursuant to the partnership agreement of O-P to purchase a corresponding pro rata share of FairPoint’s interest. The price paid for the additional 0.6081% was $4,376. Of this amount, the Company has allocated $295 to its share of the O-P partners’ capital account, and $4,081 to the excess of the cost of the investment over the fair value of the assets acquired and it is deemed to be goodwill. As of June 30, 2007 the value of the Company’s investment in O-P is as follows:

8.108 % interest O-P Partnership’ Capital	$4,369
Goodwill	4,081

Total investment	$8,450

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
The following summarizes the income statement for the six months ended June 30 that O-P provided to the Company:

	2007	2006

Net sales	$68,429	$81,057
Cellular service cost	11,167	14,025
Operating expenses	4,697	3,946

Operating income	52,565	63,086
Other income	533	486

Net income	$53,098	$63,572

Company share	$4,135	$4,768

The following summarizes the income statement for the three months ended June 30 that O-P provided to the Company:

	2007	2006

Net sales	$35,680	$42,588
Cellular service cost	5,406	7,658
Operating expenses	2,365	2,039

Operating income	27,909	32,891
Other income	261	268

Net income	$28,170	$33,159

Company share	$2,265	$2,487

The following summarizes the balance sheet as of June 30, 2007 and December 31, 2006 that O-P provided to the Company:

	2007	2006

Current assets	$15,641	$11,304
Property, plant and equipment, net	38,942	38,917

Total assets	$54,583	$50,221

Total liabilities	695	431
Partners’ capital	53,888	49,790

Total liabilities and partners’ capital	$54,583	$50,221

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
NOTE 9: PENSION AND POST RETIREMENT OBLIGATIONS
The following components of net periodic cost are for the six months ended June 30:

			Post Retirement
	Pension Benefits		Benefits
	2007	2006	2007	2006

Service cost	$2	$2	$120	$120
Interest cost	425	418	216	204
Expected return on plan assets	(490)	(442)	(83)	(76)
Amortization of transition asset	—	—	26	26
Amortization of prior service cost	28	104	(10)	(10)
Amortization of net loss	112	—	99	150

Net periodic benefit cost	$77	$82	$368	$414

The following components of net periodic cost are for the three months ended June 30:

			Post Retirement
	Pension Benefits		Benefits
	2007	2006	2007	2006

Service cost	$1	$1	$60	$60
Interest cost	212	209	108	102
Expected return on plan assets	(245)	(221)	(41)	(38)
Amortization of transition asset	—	—	13	13
Amortization of prior service cost	14	52	(5)	(5)
Amortization of net loss	56	—	50	75

Net periodic benefit cost	$38	$41	$185	$207

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
The Company has previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $1,129 to its pension plan and $380 to its post retirement plan in 2007. As of June 30, 2007, the Company had made contributions of $264 and $17, respectively. The Company has met the minimum requirement and may not be required to make any additional contributions in 2007. The Company may nevertheless make additional contributions if it feels it is appropriate to do so.
NOTE 10: INCOME TAXES
Generally for interim tax reporting, one overall estimated annual effective tax rate is computed for tax jurisdictions not subject to valuation allowance and applied to the year to date ordinary income (or loss).
In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.
The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an income tax liability of $3,565 for unrecognized tax benefits which is included in long-term income taxes payable on the consolidated balance sheet. Of this amount, $3,350 was reclassified from deferred income taxes in addition, $215 related to an income tax liability which resulted in a decrease to the Company’s January 1, 2007 retained earnings balance. For the six months ended June 30, 2007, this income tax liability increased by $94 relating to additional accrued interest.
As of January 1 and June 30, 2007, the amount of unrecognized tax benefits (net of interest amounts) is $3,350. If this amount were recognized; the Company’s effective tax rate would be affected.
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
Warwick Valley Telephone Company’s subsidiaries have joined in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2003 onward. No federal income tax returns are currently under examination by the Internal Revenue Service.
State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by the relevant states for a period of up to one year after formal notification to the states. The Company is currently under examination in New Jersey for its 2002 to 2005 New Jersey Corporation Business Tax returns.
NOTE 11: SHAREHOLDERS’ EQUITY
The Company has 10,000,000 authorized Common shares at a par value of $0.01; 5,000 authorized Preferred shares at a par value of $100; and 10,000,000 authorized Preferred shares at a par value of $0.01.
A summary of the changes to shareholders’ equity for the six months ended June 30, 2007 and 2006 is provided below:

	2007	2006

Shareholders’ equity, beginning of period	$32,772	$40,231
Adoption of FASB interpretation No. 48	(215)	—
Net income	2,076	1,902
Dividends paid on common stock	(2,141)	(2,141)
Dividends paid on preferred stock	(13)	(13)
Changes in pension and post-retirement benefit plans	167	—

Shareholders’ equity, end of period	$32,646	$39,979

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Warwick Valley Telephone Company (the “Company”) provides telephone services, including local network, network access, long distance network and directory services, to customers in the contiguous towns of Warwick, Goshen and Wallkill, New York, and the townships of West Milford and Vernon, New Jersey. Our service area is primarily rural and has an estimated population of 50,000. We have installed advanced digital switching equipment in all of our exchanges and fiber optic routes between central offices and to all neighboring telephone companies. Within the telephone business unit, the Company has a wholly-owned subsidiary — Warwick Valley Long Distance Company (“WVLD”). WVLD resells toll telephone services to our subscribers. We began operating as a CLEC in Middletown, New York in 1999, in Scotchtown, New York in 2001 and Vernon, New Jersey in 2002. We also resell wireless service. In addition, broadband services are provided through the interconnection of our fiber optic network with other carriers. Our Online segment provides high speed and dial-up Internet services, and video over VDSL and ADSL2+.
The sections that follow provide information about the important aspects of our operations and investments, both at the consolidated and segment levels, and include discussions of our results of operations, financial position and sources and uses of cash. Additionally, we have highlighted key trends and uncertainties to the extent practicable. You should read this discussion in conjunction with the consolidated financial statements and the accompanying notes. The presentation of dollar amounts in this discussion is in thousands.
We have increased net income by 95% in comparison to the three-month period ended, and by 40% (adjusted for one time sale of investment net of tax) in comparison to the six-month period ended, June 30, 2006. Management believes these increases were due in large part to the execution of the portion of our current business plan that focuses on reducing expenses. The following sets out under four headings the principal aspects of our plan, including expense reduction, and explains how management believes these aspects will affect the future business of the Company:
•	Grow Revenues — While revenues have continued to decline compared to last year, we have introduced new services, advanced technology, competitive pricing plans and packaging that management believes should reduce or reverse that decline. We are significantly extending the footprint of our video services and will include High Definition TV by the end of the third quarter. We have had success this quarter in the introduction of our “Triple Play” promotion of bundled wireline access, broadband Internet, and video services as well as with our winback program, which works to regain former customers. During the third quarter we will introduce our “Quadruple Play” offering to the consumer marketplace with the re-introduction of WVT-branded wireless service. These efforts will also help offset the effects of competition and technology substitution that have resulted in access line losses. In the third quarter we also will launch Voice over Internet Protocol (“VoIP”) services together with high volume broadband transport for business customers and expand our CLEC operations in Poughkeepsie and Newburgh markets.

•	Reduce Costs — The focus on this quarter has been to reduce expenses in order to generate a positive operating margin and lower our cost structure to enhance our competitiveness. We were able to reduce operating expenses for the three months ended June 30, 2007 by $1.8 million (23%) compared to last year by prudent management of outside vendors and by improving operating efficiencies.

•	Capital Allocation — We have a long history in successful deployments of new technology. We were one of the first rural telephone companies to install digital switching, to offer Internet access as an Internet Service Provider (ISP), and to offer video service as an alternative to cable TV companies. We have continued to invest in our operations to gain enhanced operating efficiencies and to enable the introduction of new services to our customers. Last year we installed one of the first VoIP switching platforms in the Hudson Valley. This year we will complete the installation of our enterprise resource planning system, which will support new services and provide operating efficiencies. During the second quarter, we upgraded several of our core servers with new technology, providing customers with enhanced features, and in the third quarter we plan to replace our core routers. We have a major capital program to extend video services and broadband Internet to a greater number of our customers.

•	Shareholder Value Creation — We are firmly committed to creating value for our shareholders by the successful planning and deployment of the above initiatives, which we believe will maximize the value of our cash flows. We are continuing to reduce our debt and pay a stable dividend. We have increased our investment in O-P and will continue to evaluate other strategic investments as well.

Acquisition of Additional OCP Share — ($ in thousands)
On April 10, 2007, we completed the acquisition of an additional 0.6081% limited partnership interest in O-P. FairPoint Communications, Inc. (“FairPoint”) had agreed to sell its interest in O-P to Cellco Partnership d/b/a Verizon Wireless (“Verizon Wireless”). We chose to exercise our right of first refusal pursuant to the partnership agreement of O-P to purchase a corresponding pro rata share of FairPoint’s interest. As a result, we purchased 8.108% of the 7.5% limited partnership interest being sold by FairPoint. The price paid was $4,376, which was less than the amount originally estimated of $4,459 (8.108% of the purchase price Verizon Wireless agreed to pay) because the final price was subject to a downward adjustment based on O-P distributions made for the period ending March 31, 2007. As a result of this transaction, we now hold an 8.108% limited partnership interest in O-P.
Results of Operations for the three months ended June 30, 2007 and 2006 — ($ in thousands)
OPERATING REVENUES — ($ in thousands)
Operating revenues decreased by $463 (or 7%) from $6,341 in 2006 to $5,878 in 2007. This decrease was due primarily to:
•	A decrease in Online service revenues of $137 (or 9%) mainly due to a decrease in dial-up service revenues from the continued migration of customers (loss of 32% versus 2006) primarily outside our service territory to other high speed Internet providers.

•	A decrease in local network service revenues of $114 (or 13%) attributable to an 8% decrease in access lines during the past year driven by competition and technology substitution including wireless.

•	A decrease in other service and sales revenue of $107 (or 20%) is mainly due to revenues generated in the prior period at a large residential and resort complex located in our New Jersey territory.

•	A decrease in long distance network service and sales of $65 (or 7%) is mainly due to changes in usage patterns.
OPERATING EXPENSES — ($ in thousands)
Operating expenses decreased $1,761 (or 23%) from $7,795 in 2006 to $6,034 in 2007. This decrease is due mainly to decreases in:
•	Corporate operations expense of $1,022 (or 39%), primarily due to a decrease in professional, legal and consulting fees as a result of a reduction of costs in 2007 as compared to 2006 incurred in complying with section 404 of the Sarbanes-Oxley Act as well as employment cost reductions resulting from the Company’s Voluntary Termination Incentive Program (“VTIP”), which was initiated in the second quarter of 2006.

•	Depreciation and amortization expense of $140 (or 10%) due to the full depreciation of certain Internet equipment in 2006.

•	Other plant non-specific expenses of $144 (or 16%) due largely to a decrease in salaries and benefits associated with the outsourcing of the Internet/Video help desk functions as of July 1, 2006.

•	Customer operations of $193 (or 18%) due mainly to a decrease in trunk line charges related to our online services.

•	Plant specific expenses of $340 (or 28%) due mainly to a decrease in salaries and benefits associated with a reduction of the workforce which resulted from employees electing the VTIP. In addition a one time credit for previously incurred costs for trunk line charges related to our telephone services.
Partially offset by increases in:
•	Cost of service and sales of $64 (or 28%) due mainly to an increase in access charges resulting from increased sales and an increase in bad debt expense.
OTHER INCOME (EXPENSE) — ($ in thousands)
•	Other income (expense) decreased $303 (or 12%) from $2,504 in 2006 to $2,201 in 2007. This decrease is due mainly to a decrease in income from equity method investments of $222 as a result of lower earnings from O-P and an increase in net interest expense of $115 in 2007 due mainly to interest expense associated with the implementation of FIN 48. Net interest expense represents the net effect of interest expense over interest income.

Results of Operations for the six months ended June 30, 2007 and 2006 — ($ in thousands)
OPERATING REVENUES — ($ in thousands)
Operating revenues decreased by $647 (or 5%) from $12,416 in 2006 to $11,769 in 2007. This decrease was due primarily to:
•	A decrease in Online service revenues of $291 (or 9%) mainly due to a decrease in dial-up service revenues from the continued migration of customers (loss of 37% versus 2006) primarily outside our service territory to other high speed Internet providers. In total, the number of customers choosing our Internet dial-up services decreased from 4,947 for the comparable period in 2006 to 3,451 in 2007, a decrease of 30%.

•	A decrease in local network service revenues of $205 (or 11%) mainly as a result of the loss of second access lines that were being utilized for dial-up Internet service as customers continue to switch to DSL broadband services for Internet access as well as the loss of customers switching to the competition’s telephone service. The number of access lines decreased 2,071 (or 8%) from 25,368 for the comparable period in 2006 to 23,297 in 2007.

•	A decrease in other service and sales revenue of $113 (or 12%) is mainly due to revenues generated in the prior period at a large residential and resort complex located in our New Jersey territory.
OPERATING EXPENSES— ($ in thousands)
Operating expenses decreased $2,288 (or 15%) from $14,913 in 2006 to $12,625 in 2007. This decrease is due mainly to decreases in:
•	Corporate operations expense of $1,352 (or 30%) mainly due to a decrease in professional, legal and consulting fees as a result of a reduction of costs in 2007 as compared to 2006 incurred in complying with section 404 of the Sarbanes-Oxley Act as well as cost reductions resulting from the initiation of VTIP.

•	Depreciation and amortization expense of $317 (or 11%) due to the full depreciation of certain Internet equipment in 2006.

•	Other plant non-specific expenses of $313 (or 18%) due mainly to a decrease in salaries and benefits associated with the outsourcing of the Internet/Video help desk functions as of July 1, 2006

•	Plant specific expenses of $319 (or 13%) due mainly to a decrease in salaries and benefits associated with a reduction of the workforce which resulted from employees electing the VTIP. In addition a one time credit for previously incurred costs for trunk line charges related to our telephone services.

•	Customer operations expense of $166 (or 8%) due mainly to a decrease in trunk line charges related to our online services.
Partially offset by increases in:
•	Cost of service and sales of $95 (or 16%) due mainly to an increase in access charges resulting from increased sales and an increase of bad debt expense.

•	Property, revenue and payroll taxes of $84 (or 12%) due to higher state gross receipt taxes estimated for 2007.
OTHER INCOME (EXPENSE) — ($ in thousands)
Other income (expense) decreased $1,354 (or 25%) from $5,373 in 2006 to $4,019 in 2007. This decrease is due mainly to decreases in:
•	Gain on sale of investment of $611 due to the non-recurrence in 2007 of the $611 in realized gain on the sale of our investment in Zefcom in January 2006.

•	Income from equity method investments of $633 as a result of lower earnings from O-P due to reduction of minutes and rates.

•	Net interest expense of $132 in 2007 is due mainly to interest expense associated with the implementation of FIN 48 in 2007. Net interest expense represents the net effect of interest expense over interest income.

LIQUIDITY AND CAPITAL RESOURCES — ($ in thousands)
We had $7,330 of cash and cash equivalents available at June 30, 2007. We have a $4,000 line of credit (LOC) with Provident Bank (the “Bank”), of which the entire amount remained unused at June 30, 2007. In the event of a drawdown, interest would be applied based on a variable rate that is a function of the Prime Commercial Lending Rate as listed in the Wall Street Journal. Borrowings are on a demand basis with limited restrictions relating to written notification to the Bank requesting a drawdown, the use of requested funds, and the expected means for repayment. As of June 30, 2007, $7,973 in principal amount was outstanding under the CoBank ACB term credit facility. The final payment is due July 20, 2012.
CASH FROM OPERATING ACTIVITIES— ($ in thousands)
Our primary source of funds continues to be cash generated from operations, supplemented by cash distributions from O-P. Our cash distributions from O-P for our share of O-P earnings totaled $3,794 and $4,425 for the six months ended June 30, 2007 and 2006, respectively. O-P’s cash distributions are made to us on a quarterly basis at the discretion of the general partner. The decrease in O-P’s revenues discussed above reflects revenues as accrued for accounting purposes. The amounts discussed in this paragraph reflect actual cash receipts by us from O-P.
CASH FROM INVESTING ACTIVITIES— ($ in thousands)
Capital expenditures totaled $1,906 during the six months ended June 30, 2007 as compared to $1,914 for the corresponding period of 2006. Our capital program includes the continued implementation of our business operating system project. We have a major capital program to extend video services and broadband Internet to a greater number of our customers. On April 10, 2007, we completed the acquisition of an additional 0.6081% limited partnership interest in O-P. FairPoint Communications, Inc. (“FairPoint”) had agreed to sell its interest in O-P to Cellco Partnership d/b/a Verizon Wireless (“Verizon Wireless”). We chose to exercise our right of first refusal pursuant to the partnership agreement of O-P to purchase a corresponding pro rata share of FairPoint’s interest. As a result, we purchased 8.108% of the 7.5% limited partnership interest being sold by FairPoint. The price paid was $4,376.
CASH FROM FINANCING ACTIVITIES— ($ in thousands, except per share amounts)
Dividends declared on our Common Shares by the Board of Directors were $0.20 per share for the three months ended June 30, 2007 and 2006. The total amount of dividends paid on our Common Shares for each of the six months period ended June 30, 2007 and 2006 was $2,142.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of determining the effects, if any, that adoption of SFAS No. 157 will have on its financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure eligible financial instruments and certain other items at fair value. The fair value option established by this statement permits all entities to choose to measure eligible items on a fair value at specified election date or according to a pre-existing policy for specific types of eligible items and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. It will be effective for fiscal years beginning after November 15, 2007. We have not yet completed our analysis of the effects of this standard.
OTHER FACTORS:
COMPETITION
Technological, regulatory and market changes have provided us both new opportunities and challenges. These changes have allowed us to offer new types of services in this increasingly competitive market. At the same time, they have allowed other service providers to broaden the scope of their own competitive offerings. Current and potential competitors for network services include other telephone companies, cable companies, wireless service providers, foreign telecommunications providers, satellite providers, electric utilities, Internet service providers, providers of VoIP services, and other companies that offer network services using a variety of technologies. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth. Many of our competitors also remain subject to fewer regulatory constraints than us. Our principal telephone company competitors are Verizon Communications, Inc., Frontier — A Citizen’s Communications Company, and Embarq and our principal cable competitors are Cablevision Systems Corporation and Time Warner Cable Inc. The upcoming auction by the Federal Communications Commission (the “FCC”) of new frequencies for wireless transmission may increase the number or change the nature of the Company’s competitors.
REGULATION
Our New York telephone service operations are subject to the jurisdiction of the New York State Public Service Commission (the ”NYPSC”), and our New Jersey telephone service operations to the jurisdiction of the New Jersey Board of Public Utilities (the “NJBPU”). These two bodies have regulatory authority over our local exchange operations with respect to rates, facilities, services, reports, issuance of securities and other matters such as corporate restructuring. As a result, our ability to respond quickly to changing market conditions or to implement a new business organization can be limited by the necessity of obtaining regulatory reviews or responding to interrogatories which can slow down or even prevent the desired transaction. Interstate toll and access services are subject to the jurisdiction of the FCC. We receive reimbursement from carriers in the form of charges for providing carriers with access to and from our local network in addition to the compensation we receive from providing services to our end user customers.
The 1996 Act opened local telecommunications markets to competition, preempting state and local laws to the extent that they prevented competitive entry into a market. The 1996 Act allows states to retain the authority to preserve universal service, protect public safety and welfare, ensure quality of service, protect consumers and mediate and arbitrate disputes involving interconnection agreements between carriers. The 1996 Act generally requires local carriers to interconnect with other carriers, unbundle their services at wholesale rates, permit resale of their services, enable collocation of equipment, provide Local Number Portability (“LNP”) and dialing parity, provide access to poles, ducts, conduits and rights-of-way, and complete calls originating by competing carriers under termination agreements. The 1996 Act’s requirement to interconnect with other carriers resulted in the Company entering into interconnection agreements with carriers such as Cablevision and Frontier — A Citizen’s Communications Company, both providers of services in our territory.
Pursuant to FCC requirements, we were once obligated to make contributions to a long-term support fund of the National Exchange Carrier Association. On January 1, 1998, pursuant to the 1996 Act, a new funding mechanism went into effect, pursuant to which all carriers contribute to a Universal Service Fund (the “USF”) established by the FCC to cover high-cost areas, low-income customers, schools, libraries and rural health care providers. Periodic cost studies conducted and filed with Universal Service Administration Company (“USAC”) determine the amount of annual contributions to be made by the Company to the USF. We, based upon recent cost studies, do not currently expect that the amount contributed by us to the USF will change significantly in upcoming periods.
We have been designated as an Eligible Telecommunications Carrier (“ETC”) in New York and New Jersey, which enables us, as of January 1, 1998, to receive substantial funds from USAC. As a result of FCC orders, all local exchange carriers have been required to reduce interstate access charges billed to toll carriers. To offset this revenue reduction, monthly payments from the high cost portion of the USF are provided to carriers with ETC status and other characteristics set forth in the orders. We have those characteristics and include the amounts received in network access service revenue on the consolidated statements of income.
The USF is under pressure as ILECs lose access lines and competitors seek to receive monies from the USF, and as a result changes in the funding and/or payout rules for the USF might further reduce our revenues obtained from the USF. In an order released in June, 2006, the FCC increased assessments on wireless carriers, began assessments of VoIP providers, and announced that additional reforms would be reviewed and considered. Reforms of the USF are also the subject of pending legislation in Congress. We cannot predict the level of USF funding we will receive in the future as a result of USF reforms.
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
On February 10, 2005, the FCC adopted a Further Notice of Proposed Rulemaking addressing inter-carrier compensation. Proposed inter-carrier compensation changes, such as “bill and keep” (under which switched access charges and reciprocal compensation would be reduced or eliminated), could reduce our access revenues. No decision or resolution of inter-carrier compensation has yet been forthcoming, and we cannot predict the impact of such decision or resolution.
In addition to charging for access to and from our local network and for toll services provided by us or our subsidiary WVLD, we bill and collect charges for some of the interstate and intrastate toll messages carried on its facilities. Interstate billing and collection services provided by us are not regulated. They are provided under contract by the Company. Intrastate billing and collection remain partly regulated in New York and fully regulated in New Jersey. The regulated services are provided under tariff. Some carriers provide their own billing and collection services. We also have requested in a pending NYPSC proceeding that we, along with other carriers, be allowed pricing flexibility for various intrastate retail telecommunications services.
Our Warwick Online’s franchised Video business operates in New York pursuant to franchises authorized by New York municipalities, which are governed and approved by the NYPSC, and in New Jersey pursuant to municipal consents provided by New Jersey municipalities and franchises awarded by the NJBPU. The NYPSC, the NJBPU and the FCC have various regulations applicable to the operation of the franchised video business, including requirements related to facilities, services, reports, issuance of securities and other matters such as corporate restructuring. Warwick Online’s Video business is exempt from the limited rate regulation that is allowed under federal law due to Warwick Online successfully obtaining findings of effective competition from the FCC in all of its franchised areas.
Although O-P is an important component of our revenues and value, we continue to believe that we are primarily engaged in businesses other than investing, reinvesting, owning, holding or trading in securities and are therefore not required to register as an investment company under the Investment Company Act of 1940. However, changes in circumstances, for example in the valuations of its assets and businesses, including O-P, or its effectiveness in developing new services and businesses or maintaining existing activities, could result in the possibility that we might need to restructure our assets or activities in order to remain in compliance with the Investment Company Act of 1940.
CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects”, “will,” ”can,” “should,” “predict,” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; demographic changes; existing governmental regulations and changes in or the failure to comply with, governmental regulations; legislative proposals relating to the businesses in which we operate; competition; technological changes; and the loss of any significant ability to attract and retain qualified personnel. Given these uncertainties, current and prospective investors should be cautioned in their reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes. Our only assets exposed to market risk are our interest bearing bank accounts, into which we deposit our excess operating funds on a daily basis, the $5,000 of borrowed funds which CoBank has deposited in an interest bearing money market account on our behalf. In regards to our CoBank loan, we have the option of choosing the following rate options: Weekly Quoted Variable Rate, Long-Term Fixed Quote and a Libor Option. We do not believe that our exposure to interest rate risk is material.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation we have concluded that our disclosure controls and procedures are not effective in ensuring that all material information required to be filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Commission because of material weaknesses in its internal control over financial reporting as discussed above and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006
Form 10-K”).
In light of the material weaknesses described in the 2006 Form 10-K, we continue to perform additional analyses and other post-closing procedures to ensure that our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Accordingly, we believe that the interim consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the period presented.
(b) Changes in Internal Control over Financial Reporting
As previously reported in the 2006 Form 10-K, we are implementing enhancements and changes to our internal control over financial reporting to provide reasonable assurance that errors and control deficiencies will not recur. We recognize the importance of having staff with competencies required for the accurate interpretation of generally accepted accounting principles (GAAP); for having effective internal controls over financial reporting; and for establishing the appropriate policies and procedures to assure timely, accurate, and reliable information. Consequently, to eliminate material weaknesses identified with respect to staffing and training, we:
▪	have enhanced the accounting staff by hiring additional experienced personnel and continue efforts to upgrade the skill sets for the accounting group through continuing education and ongoing training while maintaining staffing with appropriate skills and experience in the application of accounting principles generally accepted in the United States of America (“GAAP”) commensurate with the Company’s financial reporting requirements; and

▪	Engaged a permanent Chief Financial Officer with the requisite accounting and industry experience.
We are in the final stages of upgrading our new business operating support system that will simultaneously automate and improve our internal controls over financial reporting. We expect the full implementation of this new operating system, when completed and tested, to remediate material weaknesses reported in the 2006 Form 10-K regarding the accounting for revenue and accounts receivable; the information technology infrastructure supporting our financial accounting and reporting responsibilities; the design of the general ledger and unrestricted access to various financial application programs. We anticipate the new operating support system will be fully integrated with respect to the majority of our processes in 2007 and ongoing upgrades and improvements will continue throughout 2007.
No other changes to internal controls over financial reporting have come to our attention during the six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not aware of any pending legal proceedings to which we are party or to which any of our property is subject, other than routine litigation incidental to its business.
ITEM 1A. RISK FACTORS
The following risk factors modify certain portions of the risk factors that were set forth in the 2006 Form 10-K and should be read in connection therewith.
We have identified material weaknesses in our internal controls over financial reporting that may prevent us from being able to accurately report our financial results or prevent fraud. Such weaknesses could harm our business and operating results, the trading price of our stock and our access to capital.
Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 required that we evaluate, and our independent registered public accounting firm to attest to, the design and operating effectiveness of our internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. In connection with the evaluation of our internal control over financial reporting, we identified material weaknesses, and may discover in the future, areas of our internal control that need improvement. Our efforts regarding internal controls are discussed in detail in the 2006 Form 10K under Item 9A, “Controls and Procedures.” We cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate these material weaknesses. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur additional costs, divert management resources or make other changes. We did not remediate most of the material weaknesses described in the 2006 Form 10-K under Item 9A, “Controls and Procedures.” If we do not remediate these material weaknesses, we will be required to report in our Quarterly Reports on Form 10-Q or in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of its stock and its access to capital.
Our Common Shares currently trade on NASDAQ. NASDAQ requires companies to fulfill specific requirements in order for their shares to continue to be listed, including the timely filing of reports with the Securities and Exchange Commission. Consequently, our securities may be considered for delisting if we fail to file annual and quarterly reports by the prescribed deadlines, fail to remediate documented material weaknesses in a timely manner or fail to develop and maintain effective controls and procedures. Any of the above could adversely affect our stock price and subject us to sanctions by NASDAQ, or the Securities and Exchange Commission. If our Common Shares are not listed, it could be more difficult and expensive for investors to buy or sell them.
ITEM 5. OTHER INFORMATION
Shareholders in 401(k) Plan
As of June 30, 2007, 2.2% of our outstanding Common Shares were held by employees in our 401(k) plan. These percentages fluctuate quarterly.

ITEM 6. EXHIBITS
10.1 Employment agreement with Kenneth H. Volz, Vice President, Chief Financial Officer and Treasurer.
10.2 Exhibit A — Confidentiality, Non-Solicitation and Non-Competition Agreement with Kenneth H. Volz, Chief Financial Officer and Treasurer.
31.1 Rule 13a-14(a)/15d-14(a) Certificate signed by Duane W. Albro, President, Principal Executive Officer.
31.2 Rule 13a-14(a)/15d-14(a) Certificate signed by Kenneth H. Volz, Principal Financial Officer.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Duane W. Albro, President, Principal Executive Officer.
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Kenneth H. Volz, Principal Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warwick Valley Telephone Company Registrant

Date August 9, 2007	/s/ Duane W. Albro
Duane W. Albro
President & Chief Executive, Duly Authorized Officer

Date August 9, 2007	/s/ Kenneth H. Volz
Kenneth H. Volz,
Vice President, Chief Financial Officer