Form 10-Q
period 2007-09-30
WARWICK VALLEY TELEPHONE CO
filed 2007-11-08
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
YES ☐      NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,351,780 Common Shares, $0.01 par value, outstanding at October 24, 2007.

ITEM 1. FINANCIAL STATEMENTS
WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED BALANCE SHEETS
($ in thousands except share and per share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,385	$12,296
Accounts receivable — net of allowance for	3,551	4,121
uncollectibles — $150 and $107, in 2007 and 2006, respectively
Other accounts receivable	244	262
Materials and supplies	1,689	957
Prepaid expenses	695	695
Deferred income taxes	187	228

Total current assets	11,751	18,559

Property, plant and equipment, net	36,231	37,087
Unamortized debt issuance costs	68	77
Other deferred charges	849	814
Investments	8,644	3,733
Other assets	170	179

Total assets	$57,713	$60,449

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,081	$1,013
Current maturities of long-term debt	1,519	1,519
Advance billing and payments	251	251
Customer deposits	108	128
Accrued taxes	404	1,221
Pension and post retirement benefit obligations	1,155	1,435
Other accrued expenses	2,062	2,199

Total current liabilities	6,580	7,766

Long-term debt, net of current maturities	6,075	7,214
Deferred income taxes	1,392	4,490
Long term income taxes payable	1,948	—
Other liabilities and deferred credits	655	624
Pension and post retirement benefit obligations	7,857	7,583

Total liabilities	24,507	27,677

Shareholders’ equity
Preferred shares — $100 par value; authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000;	500	500
Common stock — $0.01 par value; authorized shares of 10,000,000 issued 5,985,463 shares	60	60
Treasury stock — at cost, 633,683 common shares	(4,748)	(4,748)
Additional paid in capital	3,487	3,487
Accumulated other comprehensive loss	(3,305)	(3,554)
Retained earnings	37,212	37,027

Total shareholders’ equity	33,206	32,772

Total liabilities and shareholders’ equity	$57,713	$60,449

Please see accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($ in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating revenues:
Local network service	$799	$882	$2,418	$2,706
Network access service	2,078	2,174	6,093	6,217
Long distance services	1,007	887	2,742	2,633
Directory advertising	328	340	997	1,008
Online services	1,419	1,527	4,334	4,733
Other services and sales	506	526	1,322	1,455

Total operating revenues	6,137	6,336	17,906	18,752

Operating expenses:
Plant specific	1,081	1,332	3,138	3,707
Plant non-specific:
Depreciation and amortization	1,410	1,264	3,998	4,166
Other	752	805	2,199	2,567
Customer operations	1,120	977	3,067	3,091
Corporate operations	1,322	1,709	4,459	6,198
Cost of services and sales	229	367	914	957
Property, revenue and payroll taxes	366	273	1,130	953

Total operating expenses	6,280	6,727	18,905	21,639

Operating loss	(143)	(391)	(999)	(2,887)
Other income (expense):
Interest income (expense), net of capitalized interest	(114)	15	(240)	21
Income from equity method investments	2,626	2,177	6,761	6,945
Gain on sale of investment	—	—	—	611
Other income (expense), net	(28)	(16)	(18)	(28)

Total other income (expense)	2,484	2,176	6,503	7,549

Income before income taxes	2,341	1,785	5,504	4,662

Income taxes	784	526	1,871	1,500

Net income	1,557	1,259	3,633	3,162
Preferred dividends	6	6	19	19

Income applicable to common stock	$1,551	$1,253	$3,614	$3,143

Basic and diluted earnings per share of outstanding common stock	$0.29	$0.23	$0.68	$0.59

Weighted average shares of common stock outstanding	5,351,780	5,351,780	5,351,780	5,351,780

Please see accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:

Net income	$3,633	$3,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,998	4,166
Deferred income taxes	293	549
Interest charged to construction	(58)	(1)
Income from equity investments, net of distributions	(535)	(419)
Gain on sale of investment	—	(611)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	570	21
(Increase) decrease in other accounts receivable	18	256
(Increase) decrease in materials and supplies	(732)	(243)
(Increase) decrease in prepaid income taxes	—	700
(Increase) decrease in prepaid expenses	—	3
(Increase) decrease in other assets	9	—
(Increase) decrease in deferred charges	(35)	40
Increase (decrease) in accounts payable	68	(75)
Increase (decrease) in customers’ deposits	(20)	(15)
Increase (decrease) in advance billing and payments	—	17
Increase (decrease) in accrued taxes	(817)	91
Increase (decrease) in pension and post retirement benefit obligations	378	(48)
Increase (decrease) in other accrued expenses	(137)	(572)
Increase (decrease) in long term income taxes payable	(1,757)	—
Increase (decrease) in other liabilities and deferred credits	31	36

Net cash provided by operating activities	4,907	7,057

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(3,131)	(3,339)
Interest charged to construction	58	1
Purchase of investment	(4,376)	—
Sale of investment	—	700

Net cash used in investing activities	(7,449)	(2,638)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1,139)	(1,139)
Dividends (Common and Preferred)	(3,230)	(3,230)

Net cash used in financing activities	(4,369)	(4,369)

(Decrease) increase in cash and cash equivalents	(6,911)	50

Cash and cash equivalents at beginning of period	12,296	16,956

Cash and cash equivalents at end of period	$5,385	$17,006

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three and nine months period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.
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
NOTE 3: EARNINGS PER SHARE
Basic and diluted earnings per share are based on the weighted average number of actual shares outstanding of 5,351,780 for the three and nine months ended September 30, 2007 and 2006.
The Company did not have any common stock equivalents as of September 30, 2007 and 2006.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
NOTE 4: COMPREHENSIVE INCOME
Comprehensive income consisted of the following for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006

Minimum pension liability adjustment	$128	$—	$384	$—
Related deferred income taxes	(45)	—	(135)	—

Other comprehensive income	83	—	249	—

Net income for the period	1,557	1,259	3,633	3,162

Total comprehensive income	$1,640	$1,259	$3,882	$3,162

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
Segment balance sheet information as of September 30, 2007 and December 31, 2006 is set forth below:

	2007	2006

Assets
Telephone	$70,674	$72,711
Online	8,217	7,785
Elimination	(21,178)	(13,462)

Total assets	$57,713	$67,034

Segment cash flow information for the nine months ended September 30, 2007 and 2006 is set forth below:

	2007	2006

Capital expenditures
Telephone	$2,625	$2,901
Online	506	438

Total capital expenditures	$3,131	$3,339

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
Segment income statement information for the nine months ended September 30, 2007 and 2006 is set forth below:

	2007	2006

Revenues
Telephone	$14,877	$15,426
Online	4,334	4,733
Eliminations	(1,305)	(1,407)

Total revenues	$17,906	$18,752

Depreciation and amortization
Telephone	$2,919	$2,692
Online	1,079	1,474

Total depreciation and amortization	$3,998	$4,166

Operating loss
Telephone	$(872)	$(2,036)
Online	(127)	(851)

Total operating loss	(999)	(2,887)

Interest income (expense)	$(240)	$21
Income from equity method investments, net	6,761	6,945
Gain on sale of investment	—	611
Other income (expense)	(18)	(28)

Income before income taxes	$5,504	$4,662

Segment income statement information for the three months ended September 30, 2007 and 2006 is set forth below:

	2007	2006

Revenues
Telephone	$5,145	$5,274
Online	1,418	1,527
Eliminations	(426)	(465)

Total revenues	$6,137	$6,336

Depreciation and amortization
Telephone	$1,051	$880
Online	359	384

Total depreciation and amortization	$1,410	$1,264

Operating loss
Telephone	$(172)	$(82)
Online	29	(309)

Total operating loss	(143)	(391)

Interest income (expense)	(114)	15
Income from equity method investments, net	2,626	2,177
Other income (expense)	(28)	(16)

Income before income taxes	$2,341	$1,785

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
NOTE 6: MATERIALS AND SUPPLIES
Material and supplies are carried at average cost. As of September 30, 2007 and December 31, 2006, material and supplies consisted of the following:

	2007	2006

Inventory for outside plant	$421	$263
Inventory for inside plant	591	417
Inventory for online equipment	220	18
Inventory for video equipment	415	147
Inventory for equipment held for sale or lease	42	112

	$1,689	$957

NOTE 7: PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at cost, consisted of the following as of September 30, 2007 and December 31, 2006:

	2007	2006

Land, buildings and other support equipment	$9,907	$8,291
Network communications equipment	29,468	29,400
Telephone plant	26,969	26,641
Online plant	11,357	11,323

Plant in service	77,701	75,655
Plant under construction	1,789	688

	79,490	76,343
Less: Accumulated depreciation	43,259	39,256

Property, plant and equipment, net	$36,231	$37,087

NOTE 8: INVESTMENTS
The Company is a limited partner in Orange County-Poughkeepsie Limited Partnership (“O-P”) and had an 8.108% investment interest as of September 30, 2007 which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P. On April 10, 2007, the Company completed the acquisition of an additional 0.6081% limited partnership interest in O-P by purchasing the 8.108% of the 7.5% limited partnership interest being sold by FairPoint Communications, Inc. (“FairPoint”). FairPoint had agreed to sell its interest in O-P to Cellco Partnership d/b/a Verizon Wireless (“Verizon Wireless”). The Company chose to exercise its right of first refusal pursuant to the partnership agreement of O-P to purchase a corresponding pro rata share of FairPoint’s interest. The price paid for the additional 0.6081% was $4,376. Of the amount, the Company has allocated $295 to its share of the O-P partners’ capital account, and $4,081 to the excess of the cost of the investment over the fair value of the assets acquired and it is deemed to be goodwill. As of September 30, 2007, the book value of the Company’s investment in O-P is as follows:

8.108 % interest in O-P Partnership’s Capital	$4,563
Goodwill	4,081

Total investment	$8,644

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
The following summarizes the income statement for the nine months ended September 30 that O-P provided to the Company:

	2007	2006

Net sales	$108,528	$117,732
Cellular service cost	16,782	19,492
Operating expenses	7,178	6,325

Operating income	84,568	91,915
Other income	919	682

Net income	$85,487	$92,597

Company share	$6,761	$6,945

The following summarizes the income statement for the three months ended September 30 that O-P provided to the Company:

	2007	2006

Net sales	$40,099	$36,676
Cellular service cost	5,615	5,467
Operating expenses	2,480	2,379

Operating income	32,004	28,830
Other income	385	196

Net income	$32,389	$29,026

Company share	$2,626	$2,177

The following summarizes the balance sheet as of September 30, 2007 and December 31, 2006 that O-P provided to the Company:

	2007	2006

Current assets	$17,996	$11,304
Property, plant and equipment, net	39,046	38,917

Total assets	$57,042	$50,221

Total liabilities	$765	$431
Partners’ capital	56,277	49,790

Total liabilities and partners’ capital	$57,042	$50,221

NOTE 9: PENSION AND POST RETIREMENT OBLIGATIONS
The following components of net periodic cost are for the nine months ended September 30:

			Post Retirement
	Pension Benefits		Benefits
	2007	2006	2007	2006

Service cost	$3	$3	$180	$180
Interest cost	637	627	324	306
Expected return on plan assets	(735)	(664)	(124)	(113)
Amortization of transition asset	—	—	39	39
Amortization of prior service cost	42	157	(15)	(15)
Amortization of net loss	168	—	149	224

Net periodic benefit cost	$115	$123	$553	$621

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
The following components of net periodic cost are for the three months ended September 30:

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
The Company has previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $1,129 to its pension plan and $380 to its post retirement plan in 2007. As of September 30, 2007, the Company had made contributions of $264 and $17, respectively. The Company has met the minimum requirement and may not be required to make any additional contributions in 2007. The Company may nevertheless make additional contributions if it feels it is appropriate to do so.
NOTE 10: INCOME TAXES
Generally for interim tax reporting, one overall estimated annual effective tax rate is computed for tax jurisdictions not subject to valuation allowance and applied to the year to date ordinary income (or loss).
In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48"). The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.
The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company initially recorded an income tax liability of $3,568 for unrecognized tax benefits which was included in long-term income taxes payable on the consolidated balance sheet. Of that amount, $3,350 was reclassified from deferred income taxes; in addition, $218 related to an income tax liability which resulted in a decrease to the Company’s January 1, 2007 retained earnings balance. As a result of the filing of the Company’s 2006 income tax return the Company has derecognized $1,617 of the income tax liability for the unrecognized tax benefits. For the nine months ended September 30, 2007, accrued income tax liability increased by $139 relating to additional accrued interest.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
As of January 1 and September 30, 2007, the amount of unrecognized tax benefits (net of interest amounts) was $3,350 and $1,591, respectively. If this amount were recognized, the Company’s effective tax rate would be affected.
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
Warwick Valley Telephone Company’s subsidiaries have joined in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2004 onward. No federal income tax returns are currently under examination by the Internal Revenue Service.
State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by the relevant states for a period of up to one year after formal notification to the states. The Company has filed amended NJ tax returns as a result of the examination by the State of New Jersey for its 2002 to 2005 New Jersey Corporation Business Tax returns.
NOTE 11: SHAREHOLDERS’ EQUITY
The Company has 10,000,000 authorized Common shares with a par value of $0.01; 5,000 authorized Preferred shares with a par value of $100; and 10,000,000 authorized Preferred shares with a par value of $0.01.
A summary of the changes to shareholders’ equity for the nine months ended September 30, 2007 and 2006 is provided below:

	2007	2006

Shareholders’ equity, beginning of period	$32,772	$40,231
Adoption of FASB interpretation No. 48	(218)	—
Net income	3,633	3,162
Dividends paid on common stock	(3,211)	(3,211)
Dividends paid on preferred stock	(19)	(19)
Other comprehensive income	249	—

Shareholders’ equity, end of period	$33,206	$40,163

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
The sections that follow provide information about the important aspects of our operations and investments, both at the consolidated and segment levels, and include discussions of our results of operations, financial position and sources and uses of cash. Additionally, we have highlighted key trends and uncertainties to the extent practicable. You should read this discussion in conjunction with the consolidated financial statements and the accompanying notes. The presentation of dollar amounts in this discussion is in thousands, except per share amounts.
We have increased net income by 24% in comparison to the three—month period ended, and by 32% (adjusted for one time sale of investment net of tax) in comparison to the nine—month period ended, September 30, 2006. Management believes these increases were due in large part to the execution of the portion of our current business plan that focuses on reducing expenses. The following sets out under four headings the principal aspects of our plan, including expense reduction, and explains how management believes these aspects will affect the future business of the Company:
•	Grow Revenues — While revenues have continued to decline compared to last year, we have introduced new services, advanced technology, competitive pricing plans and packaging that management believes should reduce or reverse that decline. We extended the footprint of our video services and added High Definition TV during the third quarter. We also introduced our “Opt 4 Savings with Grand Slam” offering to the consumer marketplace with the re-introduction of WVT-branded wireless service. These efforts should also help offset the effects of competition and technology substitution that have resulted in access line losses.

•	Reduce Costs — The focus on this quarter has been to continue to reduce expenses in order to improve operating margin and lower our cost structure to enhance our competitiveness. We were able to reduce operating expenses for the three months ended September 30, 2007 by $447 (7%) compared to last year by prudent management of outside vendors and by improving operating efficiencies.

•	Capital Allocation — We have a long history in successful deployments of new technology. We were one of the first rural telephone companies to install digital switching, to offer internet access as an Internet Service Provider (ISP), and to offer video service as an alternative to cable TV companies. We have continued to invest in our operations to gain enhanced operating efficiencies and to enable the introduction of new services to our customers. This year we will complete the installation of our enterprise resource planning system, which will support new services and provide operating efficiencies. During the third quarter, we replaced our core routers with new technology. We have continued to deploy capital to extend video services and higher speed broadband internet to a greater number of our customers.

•	Shareholder Value Creation — We are firmly committed to creating value for our shareholders by the successful planning and deployment of the above initiatives. We also remain committed to expansion of our CLEC activities through either building or acquiring the capability. We believe that implementing our plans will maximize the value of our cash flows.
Acquisition of Additional OCP Interest — ($ in thousands)
On April 10, 2007, we completed the acquisition of an additional 0.6081% limited partnership interest in O-P. FairPoint Communications, Inc. (“FairPoint”) had agreed to sell its interest in O-P to Cellco Partnership d/b/a Verizon Wireless (“Verizon Wireless”). We chose to exercise our right of first refusal pursuant to the partnership agreement of O-P to purchase a corresponding pro rata share of FairPoint’s interest. As a result, we purchased 8.108% of the 7.5% limited partnership interest being sold by FairPoint. The price paid was $4,376. As a result of this transaction, we now hold an 8.108% limited partnership interest in O-P.

Results of Operations for the three months ended September 30, 2007 and 2006 — ($ in thousands)
OPERATING REVENUES — ($ in thousands)
Operating revenues decreased by $199 (or 3%) from $6,336 in 2006 to $6,137 in 2007. This decrease was due primarily to:
•	A decrease in Online service revenues of $108 (or 7%) mainly due to a decrease in dial-up service revenues from the continued migration of customers (loss of 40% versus 2006) to other high speed Internet providers.

•	A decrease in local network service revenues of $83 (or 9%) attributable to an 8% decrease in access lines during the past year driven by competition and technology substitution including wireless.

•	A decrease in network access revenue of $96 (or 4%) mainly due to a decline in intrastate access minutes of use.
Partially offset by increases in:
•	Long distance network service and sales of $120 (or 14%) mainly due to billing of additional minutes in this quarter to recover for under billed minutes. This increase is not likely to recur.
OPERATING EXPENSES — ($ in thousands)
Operating expenses decreased $447 (or 7%) from $6,727 in 2006 to $6,280 in 2007. This reduction is due mainly to decreases in:
•	Corporate operations expense of $387 (or 23%), primarily due to a decrease in professional, legal and consulting fees as a result of a reduction of costs in 2007 as compared to 2006 incurred in complying with Section 404 of the Sarbanes-Oxley Act as well as employment cost reductions resulting from the Company’s Voluntary Termination Incentive Program (“VTIP”), which was initiated in the second quarter of 2006.

•	Cost of service and sales of $138 (or 38%) due mainly to a decrease in expenses for Internet and video equipment and a decrease in trunk line charges.

•	Plant specific expenses of $251 (or 19%) due mainly to a decrease in expenses for central office and cable and wire equipment .
Partially offset by increases in:
•	Depreciation and amortization expense of $146 (or 12%) due to central office equipment and computer operating equipment placed in service.

•	Customer operations of $143 (or 15%) due mainly to an increase in wages and benefits resulting from an increase in employees in the marketing and advertising department and an increase in advertising costs.
OTHER INCOME (EXPENSE) — ($ in thousands)
•	Other income (expense) increased $308 (or 14%) from $2,176 in 2006 to $2,484 in 2007. This is due mainly to additional Income from equity method investments of $449 partially offset by an increase in Net interest expense of $129 in 2007 due mainly to interest expense associated with the implementation of FIN 48. Net interest expense represents the net effect of interest expense over interest income.

Results of Operations for the nine months ended September 30, 2007 and 2006 — ($ in thousands)
OPERATING REVENUES — ($ in thousands)
Operating revenues decreased by $846 (or 5%) from $18,752 in 2006 to $17,906 in 2007. This decrease was due primarily to:
•	A decrease in Online service revenues of $399 (or 8%) mainly due to a decrease in dial-up service revenues from the continued migration of customers (loss of 29% versus 2006) to other high speed Internet providers. In total, the number of customers choosing our Internet dial-up services decreased from 4,345 for the comparable period in 2006 to 3,092 in 2007, a decrease of 29%.

•	A decrease in Local network service revenues of $288 (or 11%) mainly as a result of the loss of second access lines that were being utilized for dial-up Internet service as customers continue to switch to DSL broadband services for internet access as well as the loss of customers switching to the competition’s telephone service. The number of access lines decreased 1,826 (or 8%) from 24,279 for the comparable period in 2006 to 22,453 in 2007.

•	A decrease in other service and sales revenue of $133 (or 9%) mainly due to non-recurring revenues generated in the prior period at a large residential and resort complex located in our New Jersey territory.

•	A decrease in network access revenues of $124 (of 2%) mainly due to a decline in intrastate access minutes of use.
Partially offset by increases in:
•	Long distance network service and sales of $109 (or 4%) mainly due to billing of additional minutes in this quarter to recover for under billed minutes. This increase is not expected to recur.
OPERATING EXPENSES— ($ in thousands)
Operating expenses decreased $2,734 (or 13%) from $21,639 in 2006 to $18,905 in 2007. This decrease is due mainly to decreases in:
•	Corporate operations expense of $1,739 (or 28%) mainly due to a decrease in professional, legal and consulting fees as a result of a reduction of costs in 2007 as compared to 2006 incurred in complying with Section 404 of the Sarbanes-Oxley Act as well as cost reductions resulting from the initiation of VTIP.

•	Depreciation and amortization expense of $168 (or 4%) due to the full depreciation of certain internet equipment in 2006.

•	Other plant non-specific expenses of $368 (or 14%) due mainly to a decrease in salaries and benefits associated with the outsourcing of the Internet/Video help desk functions as of July 1, 2006.

•	Plant specific expenses of $569 (or 15%) due mainly to a decrease in expenses for central office, cable and wire equipment and to a decrease in salaries and benefits associated with a reduction of the workforce which resulted from employees electing the VTIP. In addition there was a one time credit for previously incurred costs for trunk line charges related to our telephone services.
Partially offset by increases in:
•	Property and revenue taxes of $177 (or 19%) due to higher state gross receipt taxes estimated for 2007 and amounts paid to true up 2005 Universal Service Fund (“USF”) expenses paid based on the final report filed in 2006.

OTHER INCOME (EXPENSE) — ($ in thousands)
Other income (expense) decreased $1,046 (or 14%) from $7,549 in 2006 to $6,503 in 2007. This decrease is due mainly to decreases in:
•	Gain on sale of investment of $611 due to the non-recurrence in 2007 of the $611 in realized gain on the sale of our investment in Zefcom in January 2006.

•	Income from equity method investments of $184 as a result of lower earnings from O-P due to a decrease in minutes and rates charged.

•	Net interest expense of $261 in 2007 due mainly to interest expense associated with the implementation of FIN 48 in 2007. Net interest expense represents the net interest expense over interest income.
LIQUIDITY AND CAPITAL RESOURCES — ($ in thousands)
We had $5,385 of cash and cash equivalents available at September 30, 2007. We have a $4,000 line of credit (LOC) with Provident Bank (the “Bank”), of which the entire amount remained unused at September 30, 2007. In the event of a drawdown, interest would be applied based on a variable rate that is a function of the Prime Commercial Lending Rate as listed in the Wall Street Journal. Borrowings are on a demand basis with limited restrictions relating to written notification to the Bank requesting a drawdown, the use of requested funds, and the expected means for repayment. As of September 30, 2007, $7,594 in principal amount was outstanding under the term credit facility with CoBank ACB. The final payment is due July 20, 2012.
CASH FROM OPERATING ACTIVITIES— ($ in thousands)
Our primary source of funds continues to be cash generated from operations, supplemented by cash distributions from O-P. Our cash distributions from O-P with respect to our share of O-P earnings totaled $6,225 and $6,526 for the nine months ended September 30, 2007 and 2006, respectively. O-P’s cash distributions are made to us on a quarterly basis at the discretion of the general partner. The decrease in O-P’s revenues discussed above reflects revenues as accrued for accounting purposes. The amounts discussed in this paragraph reflect actual cash receipts by us from O-P.
CASH FROM INVESTING ACTIVITIES— ($ in thousands)
Capital expenditures totaled $3,131 during the nine months ended September 30, 2007 as compared to $3,339 for the corresponding period of 2006. Our capital program includes the continued implementation of our business operating system project. We have a major capital program to extend video services and broadband internet to a greater number of our customers. On April 10, 2007, we completed the acquisition of an additional 0.6081% limited partnership interest in O-P. FairPoint Communications, Inc. (“FairPoint”) had agreed to sell its interest in O-P to Cellco Partnership d/b/a Verizon Wireless (“Verizon Wireless”). We chose to exercise our right of first refusal pursuant to the partnership agreement of O-P to purchase a corresponding pro rata share of FairPoint’s interest. As a result, we purchased 8.108% of the 7.5% limited partnership interest being sold by FairPoint. The price paid was $4,376.
CASH FROM FINANCING ACTIVITIES— ($ in thousands, except per share amounts)
Dividends declared on our Common Shares by the Board of Directors were $0.20 per share for the three months ended September 30, 2007 and 2006. The total amount of dividends paid on our Common Shares for each of the nine months period ended September 30, 2007 and 2006 was $3,211.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Statements Board (“FASB”) issued Statements of Financial Acounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of determining the effects, if any, that adoption of SFAS No. 157 will have on its financial statements.

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
REGULATION
Our New York telephone service operations are subject to the jurisdiction of the New York State Public Service Commission (the “NYPSC”), and our New Jersey telephone service operations to the jurisdiction of the New Jersey Board of Public Utilities (the “NJBPU”). These two bodies have regulatory authority over our local exchange operations with respect to rates, facilities, services, reports, issuance of securities and other matters such as corporate restructuring. As a result, our ability to respond quickly to changing market conditions or to implement a new business organization can be limited by the necessity of obtaining regulatory reviews or responding to interrogatories which can slow down or even prevent the desired transaction. Interstate toll and access services are subject to the jurisdiction of the FCC. We receive reimbursement from carriers in the form of charges for providing carriers with access to and from our local network in addition to the compensation we receive from providing services to our end user customers.
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
We have been designated as an Eligible Telecommunications Carrier (“ETC”) in New York and New Jersey, which has enabled us, since January 1, 1998, to receive substantial funds from USAC. As a result of FCC orders, all local exchange carriers have been required to reduce interstate access charges billed to toll carriers. To offset this revenue reduction, monthly payments from the high cost portion of the USF are provided to carriers with ETC status and other characteristics set forth in the orders. We have those characteristics and include the amounts received in network access service revenue on the consolidated statements of income.
The USF is under pressure as ILECs lose access lines and competitors seek to receive monies from the USF, and as a result, changes in the funding and/or payout rules for the USF might further reduce our revenues obtained from the USF. In an order released in June, 2006, the FCC increased assessments on wireless carriers, began assessments of VoIP providers, and announced that additional reforms would be reviewed and considered. Reforms of the USF are also the subject of pending legislation in Congress. We cannot predict the level of USF funding we will receive in the future as a result of USF reforms.
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

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects”, “will,” “can,” “should,” “predict,” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; demographic changes; existing governmental regulations and changes in or the failure to comply with, governmental regulations; legislative proposals relating to the businesses in which we operate; competition; technological changes; and the loss of any significant ability to attract and retain qualified personnel. Given these uncertainties, current and prospective investors should be cautioned in their reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes. Our only assets exposed to market risk are our interest bearing bank accounts, into which we deposit our excess operating funds on a daily basis, the $4,585 of borrowed funds which CoBank has deposited in an interest bearing money market account on our behalf. In regards to our CoBank loan, we have the option of choosing the following rate options: Weekly Quoted Variable Rate, Long-Term Fixed Quote and a Libor Option. We do not believe that our exposure to interest rate risk is material.
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
In light of the material weaknesses described in the 2006 Form 10-K, we continue to perform additional analyses and other post-closing procedures to ensure that our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Accordingly, we believe that the interim consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the period presented.
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
•	Continue to enhance the accounting staff by hiring additional experienced personnel and continue efforts to upgrade the skill sets for the accounting group through continuing education and ongoing training while maintaining staffing with appropriate skills and experience in the application of GAAP commensurate with the Company’s financial reporting requirements; and

•	Engaged a permanent Chief Financial Officer with the requisite accounting and industry experience.
We are in the final stages of upgrading our new business operating support system that will simultaneously automate and improve our internal controls over financial reporting. We expect the full implementation of this new system, when completed and tested, to facilitate remediation of material weaknesses reported in the 2006 Form 10-K regarding the information technology infrastructure supporting our financial accounting and reporting responsibilities and the design of the general ledger and unrestricted access to various financial application programs. We anticipate the new operating support system to be sufficiently integrated with respect to the majority of our processes in 2007 and ongoing upgrades and improvements will continue throughout 2007
No other changes to internal controls over financial reporting have come to our attention during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not aware of any pending legal proceedings to which we are party or to which any of our property is subject, other than routine litigation incidental to our business.
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
Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 required that we evaluate, and our independent registered public accounting firm to attest to, the design and operating effectiveness of our internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. In connection with the evaluation of our internal control over financial reporting, we identified material weaknesses, and may discover in the future, areas of our internal control that need improvement. Our efforts regarding internal controls are discussed in detail in the 2006 Form 10K under Item 9A, “Controls and Procedures.” We cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate these material weaknesses. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur additional costs, divert management resources or make other changes.” We have not yet remediated most of the material weaknesses described in the 2006 Form 10-K under Item 9A, “Controls and Procedures.” If we do not remediate these material weaknesses, we will be required to report in our Quarterly Reports on Form 10-Q or in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of its stock and its access to capital.
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

ITEM 5. OTHER INFORMATION
Shareholders in 401(k) Plan
As of September 30, 2007, 2.2% of our outstanding Common Shares were held by employees in our 401(k) plan. These percentages fluctuate quarterly.
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

Warwick Valley Telephone Company Registrant
Date November 8, 2007	/s/Duane W. Albro
Duane W. Albro
President and Chief Executive, Duly Authorized Officer

Date November 8, 2007	/s/Kenneth H. Volz
Kenneth H. Volz,
Executive Vice President, Chief Financial Officer