Form 10-K
period 2007-12-31
WARWICK VALLEY TELEPHONE CO
filed 2008-03-14
CIK 104777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-11174

Warwick Valley Telephone Company
(Exact name of registrant as specified in its charter)

New York	14-1160510
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Warwick, New York 47 Main Street (Address of principal executive offices)	10990 (Zip Code)

Registrant’s telephone, including area code:
(845) 986-8080

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 Par Value	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act  Yes ☐     No ☑

The aggregate market value of Warwick Valley Telephone Company Common Shares as of June 29, 2007 held by non-affiliates computed by reference to the price at which the Common Shares were sold on June 29, 2007 was $69,573,140.

The number of shares of Warwick Valley Telephone Company Common Shares outstanding as of March 10, 2008 was 5,351,780.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III, Items 10, 11, 12, 13 and 14 of this report is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on April 25, 2008, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 1.	Business.

GENERAL

Warwick Valley Telephone Company (the “Company,” “we,” “our” or “us”) was incorporated in New York on January 16, 1902 and is qualified to do business as a foreign corporation in New Jersey. Our executive offices are located at 47 Main Street, Warwick, New York 10990 and our telephone number is 845-986-8080.

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments, are available free of charge on the Company’s website at www.wvtc.com as soon as reasonably practical after filing with the Securities and Exchange Commission. This website address is for information only and is not intended to be an active link or to incorporate any web site information into this document.

The Company provides telephone service to customers (22,439 access lines as of December 31, 2007) in the contiguous towns of Warwick, Goshen and Wallkill, New York, and the townships of West Milford and Vernon, New Jersey. The Company’s service area is primarily rural and has an estimated population of 50,000.

The dollar amounts in this Annual Report on Form 10-K are presented in thousands, except for share and per share amounts.

BUSINESS OPERATIONS

The Company reports its results in operating segments: telephone, online and other. We evaluate the performance of the segments based upon factors such as revenue growth, expense containment, market share and operating income. We do not believe our sales are seasonal.

Operating Segments

Telephone

The telephone segment provides telecommunications services including local network services, network access services, long distance services, directory services and other services and sales. The telephone segment generated revenues from external customers of $18,309, $19,013 and $20,608 in the year ended December 31 2007, 2006 and 2005, respectively. It generated an operating loss of $(834), $(2,957) and $(1,149) in 2007, 2006 and 2005 respectively. The telephone segment had total assets after intercompany eliminations of $47,177, $55,735 and $57,721 in 2007, 2006 and 2005, respectively.

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

Within the telephone business unit, the Company has a wholly-owned subsidiary — Warwick Valley Long Distance, Inc. (“WVLD”). WVLD resells toll telephone services to the Company’s subscribers and has operated since 1993. WVLD operates in an extremely competitive marketplace with other interexchange carriers. In spite of this competition, the Company provides toll service to over 50% of its local exchange customers. During 2007, the Company revised its long distance and international plans in order to remain competitive with other interexchange carriers.

The Company began operating as a Competitive Local Exchange Carrier (“CLEC”), in Middletown, New York in 1999, in Scotchtown, New York in 2001 and Vernon, New Jersey in 2002. In addition, broadband services are provided through the interconnection of the Company’s fiber optic network with other carriers.

Online

The Online segment (“Online”) provides broadband and dial-up Internet services, operations, and video over VDSL and ADSL2+ (digital TV products). The Online segment generated revenues from external customers of $5,733, $6,223 and $6,734 and operating losses of ($264), ($837) and ($1,798) in 2007, 2006 and 2005, respectively. The Online segment had total assets after intercompany eliminations of $9,474, $4,714 and $10,508 in 2007, 2006 and 2005, respectively.

Services and Products

Broadband Internet and dial-up Internet services allow a customer access to the Internet. The Company also provides a digital TV product (“Video”).

During 2007, the number of broadband Internet customers increased while the number of a dial-up customers decreased. This transition resulted primarily from continued customer migration from dial-up to high-speed interconnections.

The Video product enables the Company to bundle voice, video and data, “the Triple Play”, to its customers. The Company’s Video product offers over 140 digital channels at competitive prices. In 2007, the Company began a deployment that enables enhanced features such as High Definition (“HD”) signals in response to growing customer demands for these features. During 2007, the number of video subscribers increased.

Additional products offered by Online include banner advertising, domain name registration and web hosting.

Other

The Company currently owns a 8.108% limited partnership interest in the Orange County-Poughkeepsie Limited Partnership (“O-P”). Verizon Wireless of the East, L.P. (“Verizon”) is the general partner and the majority owner that currently has an 91.892% interest. On April 10, 2007, the Company completed the acquisition of an additional 0.6081% limited partnership interest in O-P by purchasing 8.108% of the 7.5% limited partnership interest being sold by FairPoint Communications, Inc. (“FairPoint”). FairPoint had agreed to sell its interest in O-P to Cellco Partnership d/b/a Verizon Wireless (“Verizon Wireless”). The Company chose to exercise its right of first refusal pursuant to the partnership agreement of O-P to purchase a corresponding pro rata share of FairPoint’s interest. The price paid for the additional 0.6081% was $4,376. Of the amount, the Company has allocated $4,081 to the excess of the cost of the investment over the fair value of the assets acquired and it is deemed to be goodwill. As of December 31, 2007, the value of the Company’s investment in O-P is as follows:

8.108% interest in O-P Partnership’s Capital	$4,195
Goodwill	4,081

Total investment	$8,276

O-P provides wholesale cellular telephone service throughout the Orange County-Poughkeepsie Metropolitan Service Area. Ongoing cash distributions to the partners are made according to the needs of the business as determined by Verizon. Cash distributions from O-P are used to fund expenditures in the Company’s business segments as well as to pay portions of the dividend on Common Shares to our shareholders. The investment in O-P represented 15% and 6% of total assets as of December 31, 2007 and 2006, respectively and 116%, 155% and 139% of income before income taxes for the years ended December 31, 2007, 2006 and 2005, respectively. For more information on the Company’s O-P investment, see Note 8 to the Consolidated Financial Statements contained in Item 15(a).

Until January 3, 2006, the Company owned 17% of Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells the wireless services of Verizon under a private label. On January 3, 2006, the Company sold its interest to a group of outside investors for $700 in cash.

The Company originally owned a 25% interest in the Empire State Independent Network, LLC (“EsiNet”), which was reduced to 16.79% as a result of additional capital subscription by new and existing EsiNet members (other than the Company). EsiNet represents a consortium of 15 independent telephone companies located in the upstate New York and Pennsylvania region whose intent is to build a fiber optic network that will facilitate the delivery of voice, video and data services to customers throughout that region. EsiNet was formed in March 2004 and began operations on a limited basis by the end of 2006. All personal, tangible and intangible property of EsiNet, along with all rents, income, revenue, profits and other benefits derived or received from these properties, have been pledged by EsiNet to the Rural Telephone Finance Cooperative (“RTFC”) to secure a $6,750 ten-year term credit facility. Based on management’s determination in March 2006 that it appeared unlikely that EsiNet would remain a viable going concern, the Company determined that there existed a permanent impairment of the Company’s entire investment in EsiNet which was written-off in the year ended December 31, 2005. In December 2007, EsiNet filed for Chapter 11 Bankruptcy. The Company is not anticipating any material distributions for its equity ownership interest.

Major Customers

No customer accounted for more than 10% of our consolidated operating revenues in 2007, 2006, and 2005. The loss of a single customer or a few customers would not have a material adverse effect on any of the Company’s segments.

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

The Company currently provides access to the national and international calling markets as well as intrastate calling markets through all interested inter-exchange carriers, including the Company’s wholly owned subsidiary, WVLD. Access to the remainder of the intrastate calling markets is provided by the Company as well as other exchange carriers. WVLD, as an inter-exchange carrier, competes against all such other carriers, including cellular telephone providers and Internet-based service providers.

The Company’s territory is surrounded by competitive telephone companies located within a 30-mile radius of Warwick, New York. In the fourth quarter of 2004 a cable company entered the Company’s Warwick, New York market offering a bundled package of competing voice, video and data services at a very low introductory price in effort to gain market share from the Company and continues to be a major competitor in the Company’s market. This cable company continues to be a major competitor in the Company’s Warwick, New York market.

The Company is currently competing for local service through access lines with encumbant local exchange carriers in the Middletown, New York area, as well as the Vernon, New Jersey area. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. In addition, the Company is looking into business arrangements with other regional telecommunications companies to gain access to their transportation networks thereby expanding the reach of the Company’s product offerings. There can be no assurances that the Company will implement any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company’s franchise territory.

The present market environment requires that Online compete both on the basis of service and price. There are numerous competitors throughout Online’s market area whose services are available to customers. During 2007, Online’s broadband revenues increased while conversely the revenues for Online’s dial-up product decreased due to the migration of customers to high speed Internet provided either by the Company itself or by the competition. Whether customer and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the level of demand for voice, video and data services.

In addition, our Video product, which was launched in April 2002, is competing against entrenched cable companies and satellite television companies. In the current market environment, to stay competitive, the Company must be able to offer a Video product on par with its competitors at a competitive price. There can be no assurances that the Company will be able to deliver such products profitably at a competitive price.

REGULATION

The Company’s New York telephone service operations are subject to the jurisdiction of the NYPSC and the Company’s New Jersey telephone service operations are subject to the jurisdiction of the NJBPU. These two bodies have regulatory authority over our local exchange operations with respect to rates, facilities, services, reports, issuance of securities and other matters such as corporate restructuring. As a result, the Company’s ability to respond quickly to changing market conditions or to implement a new business organization can be limited by the necessity of obtaining regulatory reviews or responding to interrogatories which can slow down or even prevent the desired transaction. Interstate toll and access services are subject to the jurisdiction of the FCC. The Company receives reimbursement from carriers in the form of charges for providing carriers with access to and from the Company’s local network in addition to the compensation we receive from providing services to our end user customers.

The 1996 Act opened local telecommunications markets to competition, preempting state and local laws to the extent that they prevented competitive entry into a market. The 1996 Act allows states to retain the authority to preserve universal service, protect public safety and welfare, ensure quality of service, protect consumers and mediate and arbitrate disputes involving interconnection agreements between carriers. The 1996 Act generally requires local carriers to interconnect with other carriers, unbundle their services at wholesale rates, permit resale of their services, enable collocation of equipment, provide Local Number Portability (“LNP”) and dialing parity, provide access to poles, ducts, conduits and rights-of-way, and complete calls originating by competing carriers under termination agreements. The 1996 Act’s requirement to interconnect with other carriers resulted in the Company entering into interconnection agreements with carriers.

Pursuant to FCC requirements, the Company was once obligated to make contributions to a long-term support fund of the National Exchange Carrier Association. On January 1, 1998, according to the 1996 Act, a new funding mechanism went into effect, requiring all carriers to contribute to a Universal Service Fund (the “USF”) established by the FCC to cover high-cost areas, low-income customers, schools, libraries and rural health care providers. The Company’s obligation to this fund was $239, $398 and $298 in 2007, 2006 and 2005, respectively. Periodic cost studies conducted and filed with Universal Service Administration Company (“USAC”) determine the amount of annual contributions to be made by the Company to the USF. Management, based upon recent cost studies, does not currently expect that the amount contributed by the Company to the USF will change significantly in upcoming periods.

The Company has been designated as an Eligible Telecommunications Carrier (“ETC”) in New York and New Jersey, which has enabled us, since January 1, 1998, to receive substantial funds from USAC. As a result of FCC orders, all local exchange carriers have been required to reduce interstate access charges billed to toll carriers. To offset this revenue reduction, monthly payments from the high cost portion of the USF are provided to carriers with ETC status and other characteristics set forth in the orders. The Company has those characteristics and recorded USF revenue of $2,401, $2,696 and $3,293 in 2007, 2006 and 2005, respectively, which is included in network access service revenue in the consolidated statements of income. The Company elected to participate in the Tariff/Pool effective July 1, 2006, which provides a level of stability of cost recovery.

The USF is under pressure as Incumbent Local Exchange Carriers (“ILEC”) lose access lines and competitors seek to receive monies from the USF, and as a result, changes in the funding and/or payout rules for the USF might further reduce our revenues obtained from the USF. In an order released in June 2006, the FCC increased assessments on wireless carriers, began assessments of VoIP providers, and announced that additional reforms would be reviewed and considered. Reforms of the USF are also the subject of pending legislation in Congress. The Company cannot predict the level of USF funding we will receive in the future as a result of USF reforms.

The advent of Voice over Internet Protocol (“VoIP”) services being provided by cable television and other companies has heightened the need for Federal and State regulators to determine whether VoIP is subject to the same regulatory and financial constraints as wire line telephone service. On November 9, 2004, the FCC issued an order in response to a petition from Vonage declaring that Vonage-style VoIP services were exempt from state telecommunications regulations, which order is currently on appeal. The FCC order applies to all VoIP offerings provided over broadband services. However, this order did not clarify whether or under what terms VoIP traffic may be subject to intercarrier compensation requirements; whether VoIP was subject to state tax or commercial business regulations; or whether VoIP providers had to comply with obligations related to 911 emergency calls, the USF and the Communications Assistance for Law Enforcement Act (“CALEA”). The FCC is addressing these issues through its “IP-Enabled Services Proceedings”, which opened in February 2004. On June 3, 2005, the FCC issued an order establishing rules requiring VoIP service providers to incorporate 911 emergency call capabilities for their customers as a standard feature of their services, rather than an optional enhancement. On September 23, 2005, the FCC required interconnected VoIP and broadband internet access service providers to comply with CALEA by mid-2007. Additionally, in March 2007, the United States Court of Appeals for the Eighth Circuit upheld a decision by the FCC that barred states from regulating Internet-based phone services.

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

In addition to charging for access to and from our local network and for toll services provided by us or our subsidiary WVLD, the Company bills and collects charges for some of the interstate and intrastate toll messages carried on its facilities. Interstate billing and collection services provided by us are not regulated. They are provided under contract by the Company. Intrastate billing and collection remain partly regulated in New York and fully regulated in New Jersey. The regulated services are provided under tariff. Some carriers provide their own billing and collection services. The Company along with other carriers, has recently been granted pricing flexibility under a March 4, 2008 NYPSC ruling for various intrastate residence telecommunications services.

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

EMPLOYEES

As of March 10 2008, the Company had 91 full-time and 17 part-time employees, including 64 non-management employees of which 46 are represented by Local 503 of the International Brotherhood of Electrical Workers (“IBEW”). The existing contract with the union members expires on April 30, 2008 and the Company is currently negotiating a new agreement with its union members.

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

Item 1A.	Risk Factors.

RISK FACTORS

We have a history of operating losses, and there is no assurance that we will maintain profitability in the future.

The Company has a history of operating losses. We have sustained operating losses of $1,098, $3,794 and $2,947 for the years ended December 31, 2007, 2006 and 2005, respectively. We cannot predict if we will generate profitable operations in the future. If we cannot generate profits in the future, our failure to do so could adversely affect the market price of our securities, which in turn could adversely affect our ability to raise additional equity capital or to incur additional debt.

The Company provides services to customers over access lines. If access lines decline, operating results may be adversely affected.

The Company’s business generates revenues by delivering voice, video and data services over access lines. The Company continues to experience access line losses due to competition from wireless and broadband service providers. The Company may continue to experience access line losses in its primary markets. The Company’s inability to retain access lines could adversely affect the business and results of operations.

The Company is subject to competition that may adversely impact it.

As an ILEC, the Company historically had little competition in its markets. As a direct result of deregulation, the Company now faces direct competition in its traditional ILEC territories by CLEC operations and other providers of telecommunications services that offer comparable voice, video and data products. The primary competitor in our market has brand recognition and financial, personnel, marketing and other resources that are significantly greater than ours. In addition, consolidations and strategic alliances presently occurring within the telecommunications industry, as well as ongoing technological innovation, are likely to affect our competitive position. The Company cannot predict the number of competitors that will ultimately emerge, but increased competition from existing and new entities could have an adverse effect on our business. The ongoing auction of new frequenciens for wireless transmissions may increase the number or change the nature of the company’s competitors.

The Company may not be able to successfully integrate new technologies, respond effectively to customer requirements or provide new services.

The communications industry is subject to rapid and significant changes in technology, the development of new types of content, frequent new service offerings and a changing regulatory and economic environment. The Company cannot predict the changes in our competitive position or profitability. Technological developments may reduce the competitiveness of our networks and require significant expenditures of capital to upgrade and or replace outdated technologies. In addition, new products and services arising out of technological developments in the industry may reduce the attractiveness of our products and services. If the Company fails to adapt successfully to technological changes or obsolescence, or fails to obtain access to important new technologies or content, the Company could lose existing customers and fail to attract new customers. For this reason, the Company has developed video offerings and is planning to introduce a VoIP product. A key element to the Company’s long-term growth strategy is its ability to deliver new and enhanced products and services to its customers. The successful delivery of new products and services is uncertain and dependent on many factors. There is no guarantee that delivery of these services will generate the anticipated increase in customers and revenues.

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

The need for increased capital improvements to upgrade or expand the Orange County-Poughkeepsie Limited Partnership (“O-P”) facilities or a decrease in demand for its services or continued competitive pressure on its rates could cause the O-P’s profitability to decline and could thereby reduce the income that the Company derives from those profits. The Company receives quarterly cash distributions from O-P, which comprises a substantial percentage of the Company’s operating income and operating cash flow. O-P distributions are made at the discretion of the O-P general partner. The failure of the general partner to make a cash distribution to the limited partners in any quarter would have a significant negative impact on our business.

The Company is subject to significant regulations that could change in a manner that is adverse to the Company’s interests, or could remain in effect in a fashion that impedes the Company’s ability to compete.

The Company operates in a heavily regulated industry. A significant portion of the Company’s revenues generally have been supported by regulations that provide for local and network access revenues and USF funds. The USF is under pressure as ILECs lose access lines and competitors seek to receive monies from the USF, and as a result, changes in the funding and/or payout rules for the USF might further reduce our revenues obtained from the USF. Reforms of the USF are the subject of pending legislation in Congress. The Company cannot predict the level of USF funding we will receive in the future as a result of USF reforms. Proposed USF reforms may have a significant negative impact on our business.

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

Our business could be adversely impacted by deficiencies in our internal controls over financial reporting.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires the Company to evaluate, and our independent registered public accounting firm to attest to, the design and operating effectiveness of our internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. In connection with the evaluation of its internal control over financial reporting, the Company identified material weaknesses, and may discover in the future, areas of its internal control that need improvement. Our efforts regarding internal controls are discussed in detail in this Annual Report on Form 10-K for 2007 under Item 9A, “Controls and Procedures.” We cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future or that they will be sufficient to address and eliminate these material weaknesses. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur additional costs, divert management resources or make other changes. We have not yet remediated all the material weaknesses described in this Annual Report on Form 10-K for 2007 under Item 9A, “Controls and Procedures.” If we do not remedy these material weaknesses, we will be required to report in our Quarterly Reports on Form 10-Q or in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

Item 1B.	Unresolved Staff Comments.

There were no unresolved staff comments as of December 31, 2007 that had been made not less than 180 days prior to this date.

Item 2.	Properties.

The Company owns an approximately 22,000 square-foot building in Warwick, New York, which houses its general offices, data processing equipment and the central office switch for the Warwick exchange. In addition, the Company owns several smaller buildings which serve as office space, workshops, storage space or garages, or which house switching equipment at the Company’s other exchanges. The Company also owns a building in Middletown, New York in order to support its CLEC operations in its Middletown exchange. The Company leases space located in Warwick, New York and Vernon, New Jersey. Both business segments share space in the Company’s various properties. Of the Company’s investment in telephone plant in service, central office equipment represents approximately 36.0%; connecting lines and related equipment 34.7%; telephone instruments and related equipment 1.8%; land and buildings 3.9%; Internet equipment 7.5%; video equipment 7.3%; and other plant equipment 8.8%.

Item 3.	Legal Proceedings.

The Company is not currently party, nor is any of its property subject, to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to the Company’s shareholders during the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT.

The following is a list of names, ages and background of our current executive officers, all of whom serve until the next Annual Meeting of the Company’s shareholders or termination of employment, whichever is sooner. There are no family relationships among the Company’s executive officers.

Duane W. Albro, 61, is our President and Chief Executive Officer. Mr. Albro joined the Company May 1, 2007 and signed a contract to serve a three-year term. Mr. Albro has over 35 years of telecommunications experience. He began his career as a service technician in 1966 for New York Telephone, then progressed to the level of Group Vice President for NYNEX and Bell Atlantic. From 1997 to 2000, he was responsible for all New York operations as the designated Operations Vice President. He next worked as an industry and investment consultant. From 2001 to 2002, he was President of Net2000 Communications, a competitive local exchange carrier (CLEC) providing services to business customers, Operations Vice President for Cablevision Systems Corporation in 2002 and 2003, and President and Chief Executive Officer of Refinish, a Fort Worth, Texas, cell phone refurbishing company from 2005 to 2007.

Kenneth H. Volz, 58, is our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Volz joined the Company in January 2007 as the Interim Vice President and Chief Financial Officer until June 2007 when Mr. Volz entered into a one year contract with the Company. In 2005 and 2006, Mr. Volz was Interim Vice President and Chief Financial Officer of MOBTEL, currently Telenor d.o.o. Since 2000, he has been an investment advisor and telecommunications industry consultant to several companies. Prior to 2000, Mr. Volz was employed at Ameritech in a number of positions, most notably as Vice President of Marketing and Business Development at Ameritech Information Industry Services, Vice President of Business Development at Ameritech Development, and Vice President of Strategic Investments at Ameritech International. Mr. Volz has over 30 years experience in finance, business development, planning and marketing in U.S. and international communications markets. He has served as Treasurer and board member of MagyarCom, the Ameritech and Deutsche Telecom holding company formed as a result of the acquisition of Matav (now Magyar Telekom). In addition to being a CPA, Mr. Volz holds an MBA from the Kellogg School of Management and a B.S.I.E from the University of Illinois.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Company’s Common shares trade on the NASDAQ Stock Market under the symbol WWVY. As of March 10, 2008, there were 559 Common shareholders of record. The Company does not know the number of beneficial owners.

The Company has paid quarterly cash dividends on its Common Shares since April 1931 and paid cash dividends semi-annually from July 1907 until December 1930. Quarterly cash dividends are usually declared in February, May, August and November and are paid March 31, June 30, September 30 and December 20. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors and compliance with applicable law. Our decision to pay dividends in the future will depend on general business conditions, the effect of such payment on our financial condition and other factors our Board of Directors may in the future consider to be relevant. Dividend payments are discussed further in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

No equity securities of the Company were sold during 2007 that were not registered under the Securities Act of 1933.

Cash dividends paid per share for the year ended December 31 (in cents):

Quarter	2007	2006*

First	$0.20	$0.20
Second	0.20	0.20
Third	0.20	0.20
Fourth	0.20	1.20

Total	$0.80	$1.80

*	Dividends paid in the fourth quarter of 2006 reflect a special dividend of $1.00.

The high and low bid prices for the Company’s Common Shares on NASDAQ for the first, second, third and fourth quarters of 2007 and 2006 were as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

High	$18.32	$16.50	$14.00	$13.96
Low	$16.06	$12.00	$12.07	$10.10

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

High	$22.04	$19.50	$20.24	$18.00
Low	$20.76	$19.05	$20.00	$17.57

Item 6.	Selected Financial Data

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	($ in thousands except per share amounts)

Selected financial data:
Total operating revenues	$24,042	$25,236	$27,342	$27,678	$28,649
Total operating expenses	$25,140	$29,030	$30,289	$26,564	$25,472
Net income	$5,493	$3,997	$5,170	$8,928	$7,730
Total assets	$56,651	$60,449	$68,229	$68,766	$59,733
Long-term debt, net	$5,695	$7,214	$8,732	$10,251	$6,926
Common Share data:
Net income per Common Share	$1.02	$0.74	$0.96	$1.65	$1.43
Cash dividends per Common Share*	$0.80	$1.80	$0.80	$0.98	$0.70

*	Dividends paid in the fourth quarter of 2004 reflect a special dividend of $0.20 relating to the Company’s sale of its investment in Data Communications Group, Inc. Dividends paid in the fourth quarter of 2006 reflect a special dividend of $1.00.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Warwick Valley Telephone Company provides telephone services, including local network, network access, long distance network and directory services, to customers in the contiguous towns of Warwick, Goshen and Wallkill, New York, and the townships of West Milford and Vernon, New Jersey. Our service area is primarily rural and has an estimated population of 50,000. We have installed advanced digital switching equipment in all of our exchanges and fiber optic routes between central offices and to all neighboring telephone companies. Within the telephone business unit, the Company has a wholly-owned subsidiary, Warwick Valley Long Distance, Inc. (“WVLD”). WVLD resells toll telephone services to our subscribers. We began operating as a CLEC in Middletown, New York in 1999, in Scotchtown, New York in 2001 and Vernon, New Jersey in 2002. We also resell wireless service. In addition, broadband services are provided through the interconnection of our fiber optic network with other carriers. Our Online segment provides high speed and dial-up Internet services, and video over VDSL and ADSL2+ technologies.

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

We have increased net income by 37% in comparison to the twelve-month period ended December 31, 2006, and by 53% (adjusted for a one time sale of investments net of tax) in comparison to the twelve-month period ended December 31, 2006. Management believes these increases were due in large part to the execution of our current business plan that focuses on reducing expenses. The following sets out under four headings the principal aspects of our plan, including expense reduction, and explains how management believes these aspects will affect the future business of the Company:

The presentation of dollar amounts in this discussion is in thousands.

•	Grow Revenues — While revenues have continued to decline compared to last year, we have introduced new services, advanced technology, competitive pricing plans and packaging that management believes should reduce or reverse such decline. We extended the footprint of our video services and added High Definition TV during the third quarter to our video services. We also introduced our “Opt 4 Savings with Grand Slam” offering to the consumer marketplace with the re-introduction of WVT-branded wireless service. We believe that these efforts will help offset the effects of competition and technology substitution that have resulted in access line losses.

•	Reduce Costs — During 2007, we continued to focus on reducing expenses in order to improve operating margin and lower our cost structure to enhance our competitiveness. In lieu of management progression and cost of living wage increases, the Company has implemented a management bonus plan that incentivizes management to meet and exceed corporate financial targets. We were able to reduce operating expenses for the twelve-months ended December 31, 2007 by $3,890 (13%) compared to 2006 through greater oversight of outside vendors and by improving operating efficiencies.

•	Capital Allocation — We have a long history in successful deployments of new technology. We were one of the first rural telephone companies to install digital switching, to offer internet access as an Internet Service Provider (ISP), and to offer video service as an alternative to cable TV companies. We have continued to invest in our operations to gain enhanced operating efficiencies and to enable the introduction of new services to our customers. In 2007, we deployed our enterprise resource planning (“ERP”) system, which supports new services and provides operating efficiencies. During 2007, we upgraded several of our core servers with new technology, providing customers with enhanced features. We also replaced our core routers with new technology. We have continued to deploy capital to extend video services and higher speed broadband internet to a greater number of our customers.

•	Shareholder Value Creation — We are firmly committed to creating value for our shareholders by the successful planning and deployment of the above initiatives. We also remain committed to expansion of our CLEC activities through either building or acquiring additional capability.

Acquisition of Additional O-P Interest — ($ in thousands)

On April 10, 2007, we completed the acquisition of an additional 0.6081% limited partnership interest in Orange County-Poughkeepsie Limited Partnership (“O-P”). FairPoint Communications, Inc. (“FairPoint”) had agreed to sell its interest in O-P to Cellco Partnership d/b/a Verizon Wireless (“Verizon Wireless”). We chose to exercise our right of first refusal pursuant to the partnership agreement of O-P to purchase a corresponding pro rata share of FairPoint’s interest. As a result, we purchased 8.108% of the 7.5% limited partnership interest being sold by FairPoint. The price paid was $4,376. As a result of this transaction, we now hold an 8.108% limited partnership interest in O-P.

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

Our investment in O-P is accounted for under the equity method of accounting. Our investment in Zefcom was accounted for under the equity method prior to its sale in January 2006.

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

The Company’s rates are regulated by the FCC, the NYPSC and the NJBPU and, therefore, the Company reflects the effects of the ratemaking actions of these regulatory bodies in its financial statements. Accordingly, the Company follows the accounting prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 71 “Accounting for the Effects of Certain Types of Regulation.” The Company periodically reviews the continued applicability of SFAS No. 71 based on the current regulatory and competitive environment. We believe that SFAS 71 still applies. However, it is possible that future changes in regulation or legislation or anticipated changes in competition or in the demand for regulated services or products could result in the Company discontinuing application of SFAS No. 71.

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

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition in Financial Statements.” Telephone and Network access revenues are primarily derived from usage of the Company’s network and facilities, and are recognized as the corresponding services are rendered to customers. Long distance revenue is recognized monthly as services are provided. Directory advertising revenue is recorded ratably over the life of the directory, generally one year. Revenue from Online services, which includes broadband Internet and Video, is recorded when the services are rendered. Other service and sales revenue is recognized when services are provided or the sales transactions are completed.

The Company records deferred taxes that arise from temporary differences resulting from differences between the financial statement and the tax basis of assets and liabilities. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. The Company’s deferred taxes result principally from differences in the timing of depreciation, and in the accounting for pensions and other postretirement benefits. In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 effective January 1, 2007.

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

Consolidated Results of Operations — 2007 compared to 2006 and 2006 compared to 2005 ($ in thousands)

We will discuss factors that affected our overall results for the past two years. We will also discuss our expected revenue and expense trends for the year ending December 31, 2008 in our “Operating Environment and Trends of the Business” section.

Operating Revenues ($ in thousands)

Operating revenues decreased by $1,194 (or 5%) from $25,236 in 2006 to $24,042 in 2007. This decrease was due primarily to:

•	A decrease in Online services revenues of $490 (or 8%), primarily due to a decrease of $446 in dial-up services from the continued loss of customers who migrated to other high speed Internet providers, and a decrease in broadband Internet revenues of $54 and a decrease in other networking services of $8, partially offset by increased Video revenues of $20.

•	A decrease in local network services revenues of $183 (or 5%), due to a 7% decrease in access lines in 2007 mainly due to customers switching to competitors’ telephone service and the loss of second access lines that were being utilized for dial-up Internet as customers continued to switch to broadband Internet services.

•	A decrease in other service and sales revenues of $120 (or 6%), due primarily to a decrease in non-regulated ancillary services of $158, partially offset by an increase in rent revenues of $39.

•	A decrease in directory advertising revenues of $23 (or 2%) as demand for local, regional and national directory ad pages declined in 2007.

•	A decrease in network access service revenues of $498 (or 6%), mainly due to lower local switch support revenues received from the USF and declining billable switched access minutes and flat rates.

Partially offset by:

•	An increase in long distance network service revenues of $120 (or 3%), due to billing of additional minutes to recover for under billed minutes. This increase is not likely to recur.

The Company’s operating revenues decreased by $2,106 (or 8%) from $27,342 in 2005 to $25,236 in 2006. The decrease was due primarily to: (1) lower long distance network service revenues, mainly the result of lower intrastate interLATA call volume, (2) lower dial-up revenues, mainly due to subscriber loss to broadband Internet services, (3) lower local network service revenue, mainly due to customers switching to competitors’ telephone service and the loss of second access lines that were being utilized for dial-up Internet as customers continued to switch to broadband Internet, (4) lower other services and sales revenues, due to lower demand for ancillary services, (5) lower directory advertising as demand declined in 2006, and (6) a decrease in Network access service revenues mainly due to lower local switching support revenues received from the USF and lower switched access revenues due mainly to a decline in total switched access minutes in 2006 versus 2005.

Operating Expenses ($ in thousands)

Operating expenses decreased $3,890 (or 13%) from $29,030 in 2006 to $25,140 in 2007. This decrease was due primarily to:

•	A decrease of $2,403 (or 29%) in corporate operations expense, mainly as a result of lower professional fees of $1,370 associated with the Company’s ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, the elimination of a $827 reserve established for employees electing the Voluntary Termination Incentive Plan in 2006, and lower legal fees of $429, offset by a bonus accrual for management of $263.

•	A decrease of $973 (or 18%) in plant specific expenses mainly due to a reduction in computer expense related to the implementation of the new ERP system, a decrease in central office and cable and wire equipment, a decrease in benefits and a one-time credit for previously incurred costs for trunk line charges.

•	A decrease of $155 (or 3%) in depreciation expense, primarily due to the decreased depreciation associated with lower depreciable assets in 2007 as a result of equipment that was fully depreciated in 2006 and taken out of service.

•	A decrease of $599 (or 17%) in other plant non-specific expenses, due mainly to the outsourcing of the Internet/Video help desk functions as of July 1, 2006, which was partially offset by the write-off of obsolete inventory items.

Partially offset by:

•	An increase of $68 (or 2%) in customer operations expenses, due mainly to higher salaries, higher advertising and promotion costs, which was partially offset by lower costs associated with carrier access billing and benefits.

•	An increase of $142 (or 12%) in cost of services and sales, due mainly to a increase in allowance for bad debt.

Operating expenses decreased $1,259 (or 4%) from $30,289 in 2005 to $29,030 in 2006 primarily due to: (1) decrease in corporate operations expense, mainly resulting from lower professional and consulting fees associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which was partially offset by a $827 reserve established for employees electing the Voluntary Termination Incentive Plan and in retention bonuses paid to the former Chief Executive Officer and Chief Financial Officer of the Company; (2) decrease in depreciation expense, due mainly to central office equipment taken out of service and Internet equipment that was fully depreciated early in 2006, which was partially offset by the increased depreciation associated with a change in the estimated useful life of certain video equipment from seven to three years on a prospective basis, beginning in August 2005; (3) decrease in other plant non-specific expenses, due mainly to the outsourcing of the Internet/Video help desk functions as of July 1, 2006, partially offset by the write-off of obsolete inventory items and by higher content costs for the video product; (4) decrease in property, revenue and payroll taxes, due mainly to lower assessments from the Universal Service Fund and lower property, sales and excise taxes; (5) decrease in cost of services and sales, due mainly to lower trunk line costs for the Internet and long distance services, reflecting efficiencies generated from better management of capacity requirements and lower broadband Internet service material and installation costs; and (6) decrease in customer operations expenses, due mainly to lower salaries and benefits as a result of decreased staffing and lower advertising costs, which was partially offset by higher costs associated with carrier access billing.

Other Income (Expenses) ($ in thousands)

Other income (expenses) decreased $445 (or 5%) from $9,831 in 2006 to $9,386 in 2007. This decrease is due primarily to:

•	A non-recurring gain of $611 from the sale of Zefcom in 2006.

•	An increase in net interest income (expense) of $183 (or 610%) resulting from lower interest income earned during this period due mainly to reduced cash equivalents.

Partially offset by:

•	Interest expense associated with a FIN 48 tax liability.

•	Increased earnings from O-P of $284 (or 3%) resulting from lower depreciation expense due to asset transfers to other markets and reduced telecom costs.

Other income (expenses) decreased $1,072 (or 10%) from $10,903 in 2005 to $9,831 in 2006. The decrease in 2006 was primarily due to (1) decreased earnings from O-P resulting from a reduction of rates and minutes, (2) lower gains from the sale of investments related to Zefcom and EsiNet, (3) which was partially offset by an increase in interest income on cash equivalents and the elimination of expenses charged in 2005.

Segment Results Overview

The telephone operations segment, which operates as a retail and wholesale seller of communications services, accounted for approximately 76% of our consolidated operating revenues in each of 2007 and 2006. This segment provides telecommunications services, including local networks, network access, long distance voice, customer premise equipment, private branch exchange (“PBX”) equipment, wireless and directory advertising services (yellow and white pages advertising and electronic publishing).

The Online segment accounted for approximately 24% of our consolidated segment operating revenues in each of 2007 and 2006. This segment provides high speed (broadband Internet) and dial-up Internet services, and video over VDSL and ADSL2+ (a digital TV product). In response to customer demand, the Online segment has introduced a limited High Definition (“HD”) video offering and is actively engaged in research and development to upgrade its current video offering to include Video on Demand (“VOD”).

In 2006 and 2005, the telephone operating segment accounted for approximately 76% and the Online segment accounted for 24% of consolidated operating revenues.

For further segment information see Note 5 to the Consolidated Financial Statements contained in Item 15(a).

Telephone

Local network service revenue decreased mainly as the result of a 7% decrease in access lines in 2007. Access line losses were mainly the result of customers switching to another cable company’s bundle package and the continued loss of second access lines used for dial-up Internet connections by customers switching to broadband Internet outside the Company’s service area.

Network access service revenue includes end user, local switching support, switched access and special access revenue categories. These revenues decreased primarily due to lower local switch support revenues received from the USF and declining billable switched access minutes and flat rates.

Long distance services revenue includes network services resulting from the transport of intraLATA (outside the local calling area) and interLATA (traditional long distance) calls and subscribers to the Company’s long distance plan. Network service revenues declined as the volume of intraLATA call minutes continued to drop as customers continued to switch to wireless and IP based services. This decline was partially offset by increased revenues from long distance sales due to an increase in the number of subscribers to the Company’s long distance plan. Long distance subscribers increased 4% over 2006.

Directory advertising revenue decreased 2% over 2006 as the sale of local, regional and national ad pages all declined. The Company expects an industry trend of a slowdown in the growth in the demand for traditional directory ad pages to continue as more customers migrate to web based advertising.

Other service and sales revenues includes services related to billing and collections provided to other carriers, inside wire revenue, circuit revenue and reciprocal compensation. These revenues decreased as reciprocal compensation declined due to lower rates that were mandated by the FCC. Other ancillary revenues such as billing and collection and inside wire decreased due to lower customer demand for these products. These decreases were partially offset by an increase in rent revenue.

Telephone operations expenses decreased in 2007 mainly due to the reduction of professional and consulting fees and lower salaries and benefits due to a reduction in work force as a result of the Voluntary Termination Incentive Payout.

Other income (expenses) declined in 2007 mainly due to the reduction in gains from sales of investments which included the sale of Zefcom in 2006.

Online

Online revenues declined in 2007 largely due to the loss of dial-up customers who migrated to broadband Internet services as well as customers lost to competition. Offsetting the decline in dial-up and broadband iInternet revenues was an increase in Video revenues. However, the annual growth of Video products slowed in 2007. The Company has been studying recent advances in video technology which would enable the Company to expand the reach of its products to additional customers in its markets and support the growing customer demand for high definition signals and video on demand. During the first quarter of 2006, the Company deployed new advanced video services on a limited basis in its New Jersey CLEC.

Online expenses decreased in 2007 mainly due to the outsourcing of the Internet help desk, depreciation expense largely associated with full depreciation of some Internet equipment and lower trunk line expenses reflecting efficiencies generated from better management of capacity requirements.

Investments

Investment in Orange County-Poughkeepsie Limited Partnership

The Company is a limited partner in Orange County-Poughkeepsie Limited Partnership (“O-P”) and had an 8.108% investment interest as of December 31, 2007 which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P. On April 10, 2007, the Company completed the acquisition of an additional 0.6081% limited partnership interest in O-P by purchasing 8.108% of the 7.5% limited partnership interest being sold by FairPoint Communications, Inc. (“FairPoint”). FairPoint had agreed to sell its interest in O-P to Cellco Partnership d/b/a Verizon Wireless (“Verizon Wireless”). The Company chose to exercise its right of first refusal pursuant to the partnership agreement of O-P to purchase a corresponding pro rata share of FairPoint’s interest. The price paid for the additional 0.6081% was $4,376. Of the amount, the Company has allocated $4,081 to the excess of the cost of the investment over the fair value of the assets acquired and it is deemed to be goodwill. The investment in O-P represented 15% and 6% of total assets as of December 31, 2007 and 2006, respectively and 116%, 155% and 139% of income before income taxes for the years ended December 31, 2007, 2006 and 2005, respectively

Investment in Zefcom

Until January 3, 2006, the Company owned 17% of Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells Sprint PCS under private label, and it accounted for its investment using the equity method of accounting. The Company’s share of Zefcom’s losses has been reported in “Income from equity investments, net” in the Income Statement for the year ended December 31, 2005. On January 3, 2006 the Company sold its interest in Zefcom to a group of outside investors for $700 in cash.

Investment in EsiNet

The Company owned as of December 31, 2006 a 25% interest in the Empire State Independent Network, LLC (“EsiNet”), which was reduced as of January 31, 2007 to 16.79% as a result of additional capital subscription by new and existing EsiNet members (other than the Company). EsiNet represents a consortium of 15 independent telephone companies located in the upstate New York and Pennsylvania region whose intent is to build a fiber optic network that will facilitate the delivery of voice, video and data services to customers throughout that region. EsiNet was formed in March 2004 and began operations on a limited basis by the end of 2006. All personal, tangible and intangible property of EsiNet, along with all rents, income, revenue, profits and other benefits derived or received from these properties, have been pledged by EsiNet to the Rural Telephone Finance Cooperative (“RTFC”) to secure an $6,750 ten year term credit facility. Based on a determination in March 2006 that it appeared unlikely that EsiNet would remain a viable going concern, the Company determined that there existed a permanent impairment of the Company’s entire investment in EsiNet which was written-off in the year ended December 31, 2005. In December 2007, EsiNet filed for Chapter 11 Bankruptcy. The Company is not anticipating any material distributions for its equity ownership interest.

Liquidity and Capital Resources

The Company had $5,849 of cash and cash equivalents available at December 31, 2007.

O-P distributions have a significant impact on liquidity. For more information see Item 1A, “Risk Factors” on page 6.

Our capital plan includes expenditures relating to the expansion of our broadband, internet and video. We expect that we will have sufficient cash to fund these activities.

The Company also has an unsecured $4,000 line of credit with Provident Bank, of which the entire amount remained unused as of December 31, 2007. Interest is at a variable rate and borrowings are on a demand basis without restrictions. The Company is in compliance with all loan covenants under the line of credit.

The Company has an unsecured loan with CoBank ACB. The CoBank loan remains outstanding until all indebtedness and obligations of the Company under the facility have been paid or satisfied, but no later than July 2012 (the “Maturity Date”). The unpaid principal balance accrues interest at an interest rate determined or selected by the Company. The Company may select a variable rate option, a long-term fixed rate option or a LIBOR option. The Company selected the variable rate option, and the average interest rate on borrowings for the period January 1 through December 31, 2007 was approximately 7.3%. Interest is paid quarterly each January, April, June and October. The outstanding principal is being repaid in 32 consecutive quarterly installments which started in October 2004, with the last such installment due on the Maturity Date. On the Maturity Date, the amount of then unpaid principal plus accrued interest and fees is due in full. As of December 31, 2007 $7,214 of the principal amount was outstanding under the CoBank facility.

Under the terms of the CoBank facility, the Company is required to comply with certain loan covenants, which include but are not limited to the achievement of certain financial ratios, as set forth in the agreement, as well as certain financial reporting requirements. As of December 31, 2007, the Company was not in default on any of these loan covenants.

Cash from Operating Activities

The Company’s source of funds continues to be primarily generated from cash distributions from O-P. The Company’s cash distributions from O-P for the Company’s share of O-P earnings totaled $9,484 for the year ended December 31, 2007 compared to $9,150 for the year ended December 31, 2006. O-P’s cash distributions are made to the Company on a quarterly basis at the discretion of the general partner.

Cash from Investing Activities

Capital expenditures totaled $3,944 during the year ended December 31, 2007 compared to $4,627 for the corresponding period of 2006. The Company’s higher capital spending in 2006 was the result of an upgrade to the central office switching facility which included the implementation of a new soft switch that was placed in service in the fourth quarter of 2006.

The Company purchased an additional 0.6081% of O-P for $4,376, on April 10, 2007, bringing its total ownership to 8.108% investment interest as of December 31, 2007.

Cash from Financing Activities

Dividends, declared by the Board of Directors of the Company, were $0.80 per share for the year ended December 31, 2007 as compared to $1.80 and $0.80 in 2006 and 2005, respectively. Of the dividends paid in 2006, $1.00 per share represented a special dividend declared by the board. The total amount of dividends paid by the Company for the year ended December 31, 2007 on its common shares was $4,282 as compared to $9,633 in 2006 and $4,282 in 2005.

In 2006 USF revenues were not recognized for tax purposes. In 2007 the Company made a determination that USF revenues are taxable. As a result the Company paid additional taxes as well as its 2007 estimated taxes totalling $4,526 in 2007 as compared to $1,310 in 2006.

Inflation is still a factor in our economy and the Company continues to seek ways to mitigate its impact. To the extent permitted by competition or regulation, the Company passes increased costs on to its customers by increasing sales prices over time.

Off-Balance Sheet Arrangements

As of December 31, 2007, the Company did not have any material off-balance sheet arrangements.

Contractual Obligations and Commitments

Below is a summary of the Company’s material contractual obligations and commitments as of December 31, 2007:

	Payments Due by Period
	Less			More
	than	1-3	3-5	than
	1 Year	Years	Years	5 Years	Total
	($ in thousands)

Long-term debt, including current maturities(a)	$1,519	$3,037	$2,658	$—	$7,214
Interest expense(b)	457	582	146	—	1,185
Operating leases(c)	329	348	218	—	895
Trunk line agreements(d)	597	448	—	—	1,045
Other long-term obligations(e)	929	—	—	—	929

Total Contractual obligations and commitments	$3,831	$4,415	$3,022	$—	$11,268

(a)	Pursuant to the loan agreement, principal payments relating to long-term debt commenced on October 2004 and will continue for 32 consecutive quarters from that date until repaid in full.

(b)	Long-term debt is at a variable rate. Interest payments are calculated based upon a current interest rate of 7.30%. This rate is subject to fluctuation in the future.

(c)	The Company leases tower space for transmission of content for its Video product. In addition, the Company also leases office and parking space, and vehicles.

(d)	Represents contractual commitments, with a specified contract life, to purchase access to trunk lines from other carriers for the transmission of voice, data and video.

(e)	The Company is required to make minimum contributions to its pension and postretirement plans. These amounts are not estimable for years after 2008.

Operating Environment and Business Trends

2008 Revenue Trends

It is anticipated that in 2008, WVT will continue to face the challenges endemic to the telecommunications industry, namely continued declines in the revenue associated with traditional service offerings. These declines are currently expected to be partially offset by new products and services, although the revenues from those products and services are likely to take time to develop.

2008 Expense Trends

Expense trends are substantially driven by personnel and network costs. To mitigate the trend of rising employee benefit costs, the Company froze its defined benefits pension plans in 2003 and 2004. In 2007, the Company capped its contribution to management, officer and certain retiree healthcare plans, mitigating the rise in 2008 of expected healthcare costs. The Company’s contract with IBEW expires on April 30, 2008. Significant investments in the Company’s network infrastructure are expected to continue to increase operating efficiencies and provide the technology necessary to meet market demand and respond to competition. Competition is also expected to increase the cost of advertising and promotions. As the Company expands its CLEC operations, costs of goods sold and customer acquisition costs are expected to increase.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is not subject to any material market risk. Our exposure to changes in interest rates results from borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million, assuming our average borrowing level remains constant.

Item 8.	Financial Statements and Supplementary Data.

See Item 15(a) below for the Index to Financial Information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

This Item is not applicable.

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

As of December 31, 2007, the management of the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007, because of the material weaknesses described below.

Due to the material weaknesses described below, the Company’s management performed additional analyses and other post-closing procedures including reviewing all significant account balances and disclosures in the consolidated financial statements contained in this Annual Report on Form 10-K, to ensure the Company’s consolidated financial statements are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for all periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following control deficiencies which represent material weaknesses in the Company’s internal control over financial reporting as of December 31, 2007:

1. The Company did not maintain effective controls over the design of its general ledger application. Specifically, the design of the general ledger application allows users to post adjusting entries to closed periods without authorization.

2. The Company did not maintain effective controls over its preparation, review, and approval of significant account reconciliations and recording of transactions for (i) payroll, (ii) inventory, and (iii) fixed assets and related depreciation accounts.

3. The Company did not maintain effective controls over changes to production applications and over access to programs and data. Also, certain of the Company’s personnel had unrestricted access to various financial application programs and data beyond the requirements of their individual job responsibilities. Such access was not appropriately monitored.

These control deficiencies did not result in audit adjustments to the 2007 interim or annual consolidated financial statements. However, there is a reasonable possibility that these control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria in Internal Control-Integrated Framework issued by COSO. WithumSmith+ Brown, P.C., an independent registered public accounting firm, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, as stated in their report, which appears on page 28 of the Annual Report on From 10-K.

Changes in Internal Control Over Financial Reporting

The Company recognizes the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, remediation programs to eliminate certain material weaknesses related to the Company’s control environment that existed as of December 31, 2006 were implemented and tested during 2007. The remediation programs that have been implemented and tested are as follows:

1. As reported in the Company’s June 30, 2007 10-Q, the Company recognizes the importance of having staff with competencies required for the accurate interpretation of generally accepted accounting principles; for having effective internal controls over financial reporting; and for establishing the appropriate policies and procedures to assure timely, accurate, and reliable information. Consequently, to eliminate material weaknesses identified with respect to staffing and training, the Company:

a. Enhanced the accounting staff by hiring additional experienced personnel and continues efforts to upgrade the skill sets for the accounting group through continuing education and ongoing training while maintaining staffing with appropriate skills and experience in the application of accounting principles generally accepted in the United States of America (“GAAP”) commensurate with the Company’s financial reporting requirements; and

b. Engaged a permanent Chief Financial Officer with the requisite accounting and industry experience.

2. The Company remediated the previously reported material weakness in its internal controls related to the authorization, completeness and accuracy of revenue and accounts receivable as follows:

a. Completed the stages of upgrading its new business operating support system specifically effecting the controls over the authorization, completeness and accuracy of (i) service activation and service order initiation; (ii) customer billing adjustments including write-offs; (iii) the development of, changes to and maintenance of billing rates; (iv) the approval and processing of customer payments, credits and other customer account applications; and (v) the switching process for tolls and carrier access billings, including the record transfer process; and

b. Established a revenue assurance function consisting of three management personnel whose primary responsibilities include:

•	Liaise with sales, operations, and IT to ensure that revenue is accounted for properly and take appropriate corrective action to maximize revenue.

•	Ensure measurements from call detail records and switch statistics.

•	Target both cost reduction and revenue recognition through detailed analysis, evaluation, and interpretation to develop opportunities to mitigate revenue losses.

3. The Company remediated the previously reported material weakness in its internal controls related to the period end financial reporting process that had the potential of preventing the accurate preparation and review of the Company’s consolidated financial statements as follows:

a. Established procedures to properly identify and accumulate all supporting information to ensure the completeness and accuracy of the financial statement footnote disclosures and to ensure the balances reported in the consolidated financial statements reconcile to the underlying supporting schedules and analyses;

b. Established accrual procedures for period end cut-offs, including, but not limited to, identifying and recognizing all incurred liabilities;

c. The Company remediated the previously reported material weakness in its internal controls related to certain spreadsheets utilized in the period-end financial reporting process as follows:

•	Established a Spreadsheet & End User Computing Policy, which includes a critical spreadsheet inventory, change, access & version controls over spreadsheets and archiving.

Ongoing Remediation Efforts Relating to the Company’s Internal Control over Financial Reporting

The Company is in the process of implementing procedures related to migration of changes to production applications that reduce the probability that the changes go unverified or failures go unreported. Additionally, the Company follows the vendor’s industry standard migration procedures which include a tape backup of all business operating support system libraries before the update is performed.

The Company recognizes the importance that only personnel with the appropriate authorization should have access to the applications and processes that ultimately affect financial reporting. As such, the Company is in the process of establishing and enforcing authorization procedures for limiting access to those functions that have an affect on financial reporting.

The Company will continue to devote resources to the improvement of our internal control over financial reporting, continue to monitor the effectiveness of its internal controls and continue its remediation efforts during 2008 by implementing enhancements and changes to its internal control over financial reporting to provide reasonable assurance that the errors and control deficiencies identified above will not recur.

Item 9B.	Other Information.

There is no information to be reported under this Item.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is hereby incorporated by reference from the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and the captions “Determination of Number of Directors and Election of Directors — Information About Nominees for Election as Directors,” “Corporate Governance — Ethics and Values,” “Corporate Governance — Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the year ended December 31, 2007.

Item 11.	Executive Compensation.

The information required by this Item 11 is hereby incorporated by reference from the information set forth under the caption “Compensation of Named Executive Officers and Directors” in our 2008 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is hereby incorporated by reference from the information set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our 2008 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the year ended December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, Director Independence.

The information required by this Item 13 is hereby incorporated by reference from the information set forth under the captions “Corporate Governance — Director Independence;” and “Certain Relationships and Related Transactions — Policies and Procedures for Review, Approval or Ratification of Related Party Transactions” in our 2008 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the year ended December 31, 2007.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is hereby incorporated by reference from the information set forth under the captions “Ratification of the Selection of Our Independent Registered Public Accounting Firm — Fees Paid to WithumSmith+Brown, P.C.” and “Pre-Approval Policy” in our 2008 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the year ended December 31, 2007.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following items are filed as part of this Annual Report on Form 10-K:

1.  Financial Statements

(b) Exhibits

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
Not applicable.
(3)	Articles of Incorporation and By-Laws
3.1 Articles of Incorporation, as amended, are incorporated herein by reference from Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2003.
*3.2 By-Laws, as amended
(4)	Instruments defining the rights of security holders, including indentures
4.1 Form of common stock certificate is incorporated herein by reference from Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(9)	Voting trust agreement
Not applicable.
(10)	Material contracts

10.1    Master Loan Agreement dated as of February 18, 2003 by and between CoBank ACB and the Company is incorporated herein by reference from Exhibit 4(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

#
10.2    Form of Indemnification Agreement entered into by the Company with its officers and directors is incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

#
10.3    Retention Agreement with Herbert Gareiss, Jr., Principal Executive Officer, dated May 11, 2006 is incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

#
10.4    Retention Agreement with Michael Cutler, Principal Financial Officer, dated May 11, 2006 is incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

#
10.5    Employment Agreement with Thomas H. Gray (as interim President and Chief Executive Officer) dated as of January 15, 2007 is incorporated herein by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

#
10.6    Employment Agreement with Kenneth H. Volz (as interim Vice President, Chief Financial Officer and Treasurer) dated as of January 25, 2007 is incorporated herein by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

#
10.7    Employment Agreement with Duane W. Albro, President and Chief Executive Officer, effective as of May 1, 2007 is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

#
10.8    Indemnification Agreement with Duane W. Albro, President and Chief Executive Officer, dated May 1, 2007 is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

#
10.9    Employment Agreement with Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer dated as of June 4, 2007 is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

#
10.10  Confidentiality, Non-Solicitation and Non-Competition Agreement with Kenneth H. Volz, Chief Financial Officer and Treasurer, effective June 4, 2007 is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(11)	Statement re computation of per share earnings
Computation can be clearly determined from the Consolidated Statements of Income included herein as Item 15(a).
(12)	Statement re computation of ratios
Not applicable.
(13)	Annual report to security holders, Form 10-Q or quarterly report to securityholders
Not applicable.
(14)	Code of Ethics
Not applicable.
(16)	Letter re change in certifying accountant
Not applicable.
(18)	Letter re change in accounting principles
Not applicable.
(21)	Subsidiaries of the registrant
*21.1 Subsidiaries of the Registrant
(22)	Published report regarding matters submitted to vote of security holders.
Not applicable.
(23)	Consents of experts and counsel
*23.1 Consent of WithumSmith+Brown, P.C.
*23.2 Consent of Deloitte & Touche LLP
(24)	Power of Attorney
Not applicable.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
*31.1 Rule 13a -14(a)/15d-14(a) Certification signed by Duane W. Albro, President and Chief Executive Officer.
*31.2 Rule 13a -14(a)/15d-14(a) Certification signed by Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer.

(32)	Section 1350 Certifications
*32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Duane W. Albro, President and Chief Executive Officer.

*32.2  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer.

(99)	Additional Exhibits
*99.1 Orange County-Poughkeepsie Limited Partnership Financial Statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.

*	Exhibits filed with this report.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARWICK VALLEY TELEPHONE COMPANY

/s/  Duane W. Albro
Duane W. Albro
President, Chief Executive Officer and Director

Dated: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the 14th day of March, 2008.

Signature	Title

/s/ Duane W. Albro Duane W. Albro	President, Chief Executive Officer (Principal Executive Officer)

/s/ Kenneth H. Volz Kenneth H. Volz	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Wisner H. Buckbee Wisner H. Buckbee	Director

/s/ Philip S. Demarest Philip S. Demarest	Director

/s/ Robert J. DeValentino Robert J. DeValentino	Director

/s/ Herbert Gareiss, Jr. Herbert Gareiss, Jr.	Director

/s/ Thomas H. Gray Thomas H. Gray	Director

/s/ Kelley C. Bloss Kelley C. Bloss	Director

/s/ Jeffery D. Alario Jeffery D. Alario	Director

/s/ Douglas J. Mello Douglas J. Mello	Director

/s/ Douglas Benedict Douglas Benedict	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,
Warwick Valley Telephone Company:

We have audited the accompanying consolidated balance sheets of Warwick Valley Telephone Company (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2007. We have also audited Warwick Valley Telephone Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Warwick Valley Telephone Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal controls over financial reporting based on our audits. We did not audit the financial statements of the Orange County-Poughkeepsie Limited Partnership (the “O-P Partnership”), an investment that was reflected in the consolidated financial statements using the equity method of accounting. The investment in O-P Partnership represented 15% and 6% of total assets as of December 31, 2007 and 2006, respectively and 116%, 155% and 139% of income before income taxes for the years ended December 31, 2007, 2006 and 2005, respectively. The financial statements of O-P Partnership were audited by other auditors whose report thereon has been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for O-P Partnership, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2007 financial statements.

1. The Company did not maintain effective controls over the design of its general ledger application. Specifically, the design of the general ledger application allows users to post adjusting entries to closed periods without authorization.

2. The Company did not maintain effective controls over its preparation, review, and approval of significant account reconciliations and recording of transactions for (i) payroll, (ii) inventory, and (iii) fixed assets and related depreciation accounts.

3. The Company did not maintain effective controls over changes to production applications and over access to programs and data. Also, certain of the Company’s personnel had unrestrictive access to various financial application programs and data beyond the requirements of their individual job responsibilities. Such access was not appropriately monitored.

These control deficiencies did not result in audit adjustments to the 2007 interim or annual consolidated financial statements. However, there is a reasonable possibility that these control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warwick Valley Telephone Company as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, because of the effects of the material weaknesses described above on the achievements of the objectives of the control criteria, Warwick Valley Telephone Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 10 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), as of January 1, 2007.

As discussed in Note 11 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132R, as of December 31, 2006.

/s/  WithumSmith+Brown, P.C.

Princeton, New Jersey
March 14, 2008

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2007	2006	2005
	($ in thousands except share
	and per share amounts)

Operating Revenues:
Local network service	$3,367	$3,550	$3,903
Network access service	8,150	8,648	9,711
Long distance services	3,618	3,498	3,586
Directory advertising	1,325	1,348	1,390
Online services	5,733	6,223	6,734
Other services and sales	1,849	1,969	2,018

Total operating revenues	24,042	25,236	27,342

Operating Expenses:
Plant specific	4,415	5,388	4,911
Plant non-specific:
Depreciation & amortization	5,252	5,407	5,652
Other	2,932	3,531	3,561
Customer operations	4,232	4,164	4,460
Corporate operations	5,750	8,153	8,717
Cost of services and sales	1,341	1,199	1,578
Property, revenue and payroll taxes	1,218	1,188	1,410

Total operating expenses	25,140	29,030	30,289

Operating loss	(1,098)	(3,794)	(2,947)
Other Income (Expenses):
Interest income (expense), net	(213)	(30)	(210)
Income from equity method investments, net	9,651	9,367	10,638
Gain on sale of investment	—	611	889
Loss on write-down of investment	—	—	(705)
Other income (expense), net	(52)	(117)	291

Total other income, net	9,386	9,831	10,903

Income before income taxes	8,288	6,037	7,956
Income Taxes	2,795	2,040	2,786

Net Income	5,493	3,997	5,170
Preferred Dividends	25	25	25

Income Applicable to Common Stock	$5,468	$3,972	$5,145

Basic & Diluted Earnings per Share of Outstanding Common Stock	$1.02	$0.74	$0.96

Weighted Average Shares of Common Stock Outstanding	5,351,780	5,351,780	5,359,862

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	($ in thousands except share and per share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$5,849	$12,296
Accounts receivable — net of allowance for uncollectibles — $214 and $107 in 2007 and 2006, respectively	3,067	4,121
Other accounts receivable	152	262
Materials and supplies	1,591	957
Prepaid expenses	769	695
Deferred income taxes	119	228

Total Current Assets	11,547	18,559

Property, plant and equipment, net	35,791	37,087
Unamortized debt issuance costs	65	77
Other deferred charges	762	814
Investments	8,276	3,733
Other assets	210	179

Total Assets	$56,651	$60,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$940	$1,013
Current maturities of long-term debt	1,519	1,519
Advance billing and payments	234	251
Customer deposits	116	128
Accrued taxes	80	1,221
Pension and post retirement benefit obligations	929	1,435
Other accrued expenses	1,830	2,199

Total Current Liabilities	5,648	7,766

Long-term debt, net of current maturities	5,695	7,214
Deferred income taxes	3,334	4,490
Long-term income taxes payable	640	—
Other liabilities and deferred credits	591	624
Pension and postretirement benefit obligations	4,324	7,583

Total Liabilities	20,232	27,677

Shareholders’ Equity
Preferred Shares — $100 par value; authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000;	500	500
Common stock — $0.01 par value; authorized shares of 10,000,000 issued 5,985,463 shares	60	60
Treasury stock — at cost, 633,683 common shares	(4,748)	(4,748)
Additional paid in capital	3,487	3,487
Accumulated other comprehensive loss	(875)	(3,554)
Retained earnings	37,995	37,027

Total Shareholders’ Equity	36,419	32,772

Total Liabilities and Shareholders’ Equity	$56,651	$60,449

Please see accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	($ in thousands)

Cash Flow from Operating Activities:
Net income	$5,493	$3,997	$5,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,252	5,407	5,652
Deferred income taxes	(2,067)	(1,347)	2,844
Interest charged to construction	(69)	(14)	(12)
Income from equity investments, net of distributions	(167)	(216)	(662)
Gain on sale of investment	—	(611)	(889)
Loss on write-down of investment	—	—	705
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	1,054	(441)	(363)
(Increase) Decrease in other accounts receivable	110	92	(289)
(Increase) Decrease in materials and supplies	(634)	159	192
(Increase) Decrease in prepaid income taxes	—	1,882	(1,882)
(Increase) Decrease in prepaid expenses	(74)	234	(330)
(Increase) Decrease in deferred charges	52	34	41
(Increase) Decrease in other assets	(31)	(56)	(123)
Increase (Decrease) in accounts payable	(74)	190	10
Increase (Decrease) in customers’ deposits	(12)	(13)	(14)
Increase (Decrease) in advance billing and payment	(17)	(2)	(2)
Increase (Decrease) in accrued taxes	(1,141)	1,187	(570)
Increase (Decrease) in pension and post retirement benefit obligations	357	171	(379)
Increase (Decrease) in other accrued expenses	(369)	(287)	757
Increase (Decrease) in accrued access billing	—	—	(827)
Increase (Decrease) in other liabilities and deferred credits	(33)	63	(46)

Net cash provided by operating activities	7,630	10,429	8,983

Cash Flow from Investing Activities:
Capital expenditures	(3,944)	(4,627)	(2,523)
Interest charged to construction	69	14	12
Sale of investment	—	700	889
Purchase of investment	(4,376)	—	(238)

Net cash used in investing activities	(8,251)	(3,913)	(1,860)

Cash Flow from Financing Activities:
Repayment of long term debt	(1,519)	(1,518)	(1,519)
Dividends (Common and Preferred)	(4,307)	(9,658)	(4,307)
Purchase of treasury stock	—	—	(1,150)

Net cash used in financing activities	(5,826)	(11,176)	(6,976)

(Decrease) increase in cash and cash equivalents	(6,447)	(4,660)	147
Cash and cash equivalents at beginning of year	12,296	16,956	16,809

Cash and cash equivalents at end of year	$5,849	$12,296	$16,956

Supplemental disclosure of cash flow information:
Interest paid	$628	$687	$560
Income taxes paid	$4,526	$1,310	$1,940

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

									Accumulated
	Treasury	Treasury	Preferred	Preferred	Common	Common	Additional		Other
	Stock	Stock	Stock	Stock	Stock	Stock	Paid In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
				($ in thousands except share amounts)

Balance, December 31, 2004	583,683	$(3,598)	5,000	$500	5,985,463	$60	$3,487	$41,825	$(1,328)	$40,946

Net income for the year								5,170		5,170
Minimum Pension Liability, net									(428)	(428)

Total Comprehensive Income										4,742
Dividends:
Common ($.80 per share)								(4,282)		(4,282)
Preferred ($5.00 per share)								(25)		(25)
Purchase of Treasury Stock	50,000	(1,150)								(1,150)

Balance, December 31, 2005	633,683	(4,748)	5,000	500	5,985,463	60	3,487	42,688	(1,756)	40,231

Net income for the year								3,997		3,997
Minimum Pension Liability, net									681	681

Total Comprehensive Income										4,678
Adoption of SFAS No. 158, net of tax of $1,335									(2,479)	(2,479)
Dividends:
Common ($1.80 per share)								(9,633)		(9,633)
Preferred ($5.00 per share)								(25)		(25)

Balance, December 31, 2006	633,683	(4,748)	5,000	500	5,985,463	60	3,487	37,027	(3,554)	32,772

Net income for the year								5,493		5,493
Change in pension and postretirement benefit plans, net									2,679	2,679

Total Comprehensive Income										8,172
Adoption of FIN 48								(218)		(218)
Dividends:
Common ($.80 per share)								(4,282)		(4,282)
Preferred ($5.00 per share)								(25)		(25)

Balance, December 31, 2007	633,683	$(4,748)	5,000	$500	5,985,463	$60	$3,487	$37,995	$(875)	$36,419

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

The Company’s investments in the Orange County-Poughkeepsie Limited Partnership (“O-P”), Zefcom, which was sold in January 2006, and the Empire State Network (“EsiNet”), which was written off at December 31, 2005 are accounted for under the equity method of accounting (See Note 8).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Significant estimates include, but are not limited to, depreciation expense, allowance for doubtful accounts, pension and postretirement expenses and income taxes.

Regulated Accounting

The Company’s rates are regulated by the Federal Communications Commission (the “FCC”), the New York State Public Service Commission (the “NYPSC”) and the New Jersey Board of Public Utilities (the “NJBPU”) and therefore the Company reflects the effects of the ratemaking actions of these regulatory bodies in its financial statements. Accordingly, the Company follows the accounting prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 71 “Accounting for the Effects of Certain Types of Regulation.” The Company periodically reviews the continued applicability of SFAS No. 71 based on the current regulatory and competitive environment. We believe that SFAS 71 still applies. However, it is possible that future changes in regulation or legislation or anticipated changes in competition or in the demand for regulated services or products could result in the Company discontinuing application of SFAS No. 71.

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

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition in Financial Statements.” The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) the delivery of the product to the customer has

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectability of the sales or service price is assured.

Telephone and Network access revenues are primarily derived from usage of the Company’s network and facilities. Telephone and Network access revenues are recognized as the corresponding services are rendered to customers. Long distance revenue is recognized monthly as services are provided. Directory advertising revenue is recorded ratably over the life of the directory. Revenues from Online services, which include broadband Internet and video, are recorded when the services are rendered. Other service and sales revenue is recognized when services are provided or the sales transactions are completed. It is the Company’s policy to classify sales taxes collected from its customers as a reduction of revenue.

Accounting for Asset Retirement Obligations

SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard applies to legal obligations associated with the retirement of long-lived assets that results from the acquisition, construction, development, or normal use for the assets. SFAS No. 143 requires that a liability for an asset retirement obligation be recognized when incurred and reasonably estimable, recorded at fair value, and classified as a liability in the balance sheet. When the liability is initially recorded, the entity capitalizes the cost and increases the carrying value of the related long-lived asset. The liability is then accreted to its present value each period. And the capitalized cost is depreciated over the estimated useful life of the related asset. At the settlement date, the entity will settle the obligation for its recorded amount and recognize a gain or loss upon settlement.

The Company has concluded that it does not have an asset retirement obligation as defined by SFAS No. 143. The Company historically recorded cost of removals through depreciation rates and accumulated depreciation. Therefore, the Company has reclassified $591 and $624 as of December 31, 2007 and 2006, respectively, from accumulated depreciation to a regulatory liability for the cost of removal that the Company has recorded through its historical depreciation rates.

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

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $381, $160 and $487 for 2007, 2006 and 2005, respectively.

Income Taxes

The Company records deferred taxes that arise from temporary differences resulting from differences between the financial statement and tax basis of assets and liabilities. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred tax assets and deferred tax liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. The Company’s deferred taxes result principally from differences in the timing of depreciation and in the accounting for pensions and other postretirement benefits.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

Property, Plant and Equipment

The Company records property, plant and equipment at cost. Construction costs, labor and related costs related to installations, and interest during construction are capitalized. Costs of maintenance and repairs of property, plant and equipment are charged to operating expense. The estimated useful life of support equipment (vehicles, computers, etc.) ranges from 3 to 19 years. The estimated useful life of communication and network equipment ranges from 10 to 15 years. The estimated useful life of Internet and Video equipment ranges from 3 to 15 years. The estimated useful life of buildings and other support equipment ranges from 14 to 50 years. Depreciation expense is computed using the straight line method. In accordance with regulatory accounting guidelines when units of property are retired, sold or otherwise disposed of in the ordinary course of business, the gross book value is charged to accumulated depreciation with no gain or loss recognized.

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

Fair Value of Financial Instruments

As of December 31, 2007 and 2006, the Company’s financial instruments consisted of cash, cash equivalents, accounts receivable, accounts payable and long-term debt. The Company believes that the carrying values of cash equivalents and accounts receivable and accounts payable at December 31, 2007 and 2006 approximated fair value. Based on the borrowing rates currently available to the Company for loans of similar terms, the Company has determined that the carrying value of the long-term debt (including current maturities) approximates fair value.

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

In March 2006, the Company identified an investment as permanently impaired and recorded a charge to write-down the investment as of December 31, 2005. (See Note 8 for further discussion).

Derivative Financial Instrument and Hedging Activities

As of December 31, 2007 and 2006, the Company had no derivative financial instrument and hedging activities.

Pension and Postretirement Obligations

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). This statement requires the recognition of the funded status of a benefit plan — measured as the difference between plan assets at fair value and the benefit obligation — in its balance sheet. For a pension plan, the benefit obligation is the projected

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. The Company is also required to recognize as a component of other comprehensive income changes to the balances of the unrecognized prior service cost and the unrecognized new actuarial loss, net of income taxes that arise during the period. The Company is also required to measure defined benefit plan assets and obligations as of the date of the Company’s fiscal year-end, which the Company has historically done.

Stock-Based Compensation.

The Company has adopted the fair value recognition provisions of SFAS No. 123(R) share based payments, which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The Company provides compensation benefits by issuing Stock Appreciation Rights (SARs). No stock based compensation was recorded in 2007, 2006, and 2005.

NOTE 2:	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will be adopting SFAS No. 157 beginning January 1, 2008.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51”, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 160 would have on its consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

NOTE 3:	EARNINGS PER SHARE

Basic and diluted earnings per share are based on the weighted average number of actual weighted shares outstanding of 5,351,780; 5,351,780 and 5,359,862 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company did not have any Common Share equivalents as of December 31, 2007, 2006 and 2005.

NOTE 4:	COMPREHENSIVE INCOME (LOSS)

The Company’s only component of other comprehensive income (loss) consisted of a change in pension and postretirement benefit plans for the year ended December 31, 2007 and a minimum pension liability for the years ended December 31, 2006 and 2005, respectively.

	2007	2006	2005

Decrease (increase) in minimum pension liability adjustment	$—	$1,050	$(658)
Change in pension and postretirement benefit plans	4,122	—	—
Related deferred income tax (expense) benefit	(1,443)	(369)	230

Total comprehensive income (loss)	$2,679	$681	$(428)

NOTE 5:	SEGMENT INFORMATION

Warwick Valley Telephone Company’s segments are strategic business units that offer different products and services and are managed as telephone and online services. The Company evaluates the performance of the segments based upon factors such as revenue growth, expense containment, market share and operating results.

The telephone segment provides telecommunications services, including local, network access and long distance services and messaging, wireless and yellow and white pages advertising and electronic publishing.

The Online segment provides high speed and dial-up Internet services and video over VDSL.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

Segment income statement information for the years ended December 31:

	2007	2006	2005

Revenues
Telephone	$20,010	$20,868	$22,483
Online	5,733	6,223	6,734
Eliminations	(1,701)	(1,855)	(1,875)

Total revenues	$24,042	$25,236	$27,342

Depreciation and amortization
Telephone	$3,811	$3,603	$3,757
Online	1,441	1,804	1,895

Total depreciation and amortization	$5,252	$5,407	$5,652

Operating loss
Telephone	$(834)	$(2,957)	$(1,149)
Online	(264)	(837)	(1,798)

Total operating loss	(1,098)	(3,794)	(2,947)

Interest expense, net	(213)	(30)	(210)
Income from equity investments, net	9,651	9,367	10,638
Gain on sale of investment	—	611	889
Loss on write-down of investment	—	—	(705)
Other (expenses) income, net	(52)	(117)	291

Income before income taxes	$8,288	$6,037	$7,956

Segment balance sheet information as of December 31:

	2007	2006

Assets
Telephone	$70,960	$70,549
Online	9,474	4,714
Eliminations	(23,783)	(14,814)

Total assets	$56,651	$60,449

Capital expenditures
Telephone	$3,255	$3,981
Online	689	646

Total capital expenditures	$3,944	$4,627

No single customer accounts for 10% or more of the Company’s revenues or accounts receivable.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

NOTE 6:	MATERIAL AND SUPPLIES

Material and supplies are carried at average cost. As of December 31, 2007 and 2006, material and supplies consisted of the following:

	2007	2006

Inventory for outside plant	$513	$263
Inventory for inside plant	486	417
Inventory for online equipment	160	18
Inventory for video equipment	378	147
Inventory of equipment held for sale or lease	54	112

	$1,591	$957

NOTE 7:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following as of December 31:

	2007	2006

Land, buildings and other support equipment	$9,667	$8,291
Network communications equipment	30,035	29,400
Telephone plant	27,201	26,641
Online plant	11,609	11,323

Plant in service	78,512	75,655
Plant under construction	1,324	688

	79,836	76,343
Less: Accumulated depreciation	44,045	39,256

Property, plant and equipment, net	$35,791	$37,087

Depreciation expense for the years ended December 31, 2007, 2006, and 2005 was $5,240, $5,394 and $5,639 respectively.

NOTE 8:	INVESTMENTS

The Company is a limited partner in Orange County-Poughkeepsie Limited Partnership (“O-P”) and had an 8.108% investment interest as of December 31, 2007 which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P. On April 10, 2007, the Company completed the acquisition of an additional 0.6081% limited partnership interest in O-P by purchasing 8.108% of the 7.5% limited partnership interest being sold by FairPoint Communications, Inc. (“FairPoint”). FairPoint had agreed to sell its interest in O-P to Cellco Partnership d/b/a Verizon Wireless (“Verizon Wireless”). The Company chose to exercise its right of first refusal pursuant to the partnership agreement of O-P to purchase a corresponding pro rata share of FairPoint’s interest. The price paid for the additional 0.6081% was $4,376. Of the amount, the Company has allocated $4,081 to the excess of the cost of the investment over the fair value of the assets acquired and it is deemed to be goodwill.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

As of December 31, the value of the Company’s investment in O-P is as follows:

	2007	2006

Investment in O-P Partnership	$4,195	$3,733
Goodwill	4,081	—

	$8,276	$3,733

Investment in Orange County-Poughkeepsie Limited Partnership

The Company is a limited partner in Orange County-Poughkeepsie Limited Partnership (O-P) and has a 8.108% limited partnership interest which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P.

The following summarizes O-P’s audited income statement for the years ended December 31:

	2007	2006	2005

Net Revenue	$151,382	$157,993	$180,508
Cellular service cost	22,535	24,449	25,292
Operating expenses	9,248	9,343	8,490

Operating income	119,599	124,201	146,726
Other income	1,345	693	782

Net income	$120,944	$124,894	$147,508

Company share	$9,651	$9,367	$11,063

The following summarizes O-P’s audited balance sheet as of December 31:

	2007	2006

Current assets	$13,048	$11,304
Property, plant and equipment, net	39,147	38,917

Total assets	$52,195	$50,221

Total liabilities	$461	$431
Partners’ capital	51,734	49,790

Total liabilities and partners’ capital	$52,195	$50,221

Investment in Zefcom

In January 2006, the Company sold its interest in Zefcom to an outside investor for $700 in cash. Previously, the Company owned a 17% of Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells Sprint PCS under private label, which was accounted for under the equity method of accounting. The Company’s share of Zefcom’s losses have been reflected in “Income from equity method investments, net” in the Statements of Income for the year ended December 31, 2005.

Investment in EsiNet

The Company owned as of December 31, 2006 a 25% interest in the Empire State Independent Network, LLC (“EsiNet”), which was reduced to 16.79% as a result of additional capital subscription by new and existing EsiNet members (other than the Company). EsiNet represents a consortium of 15 independent telephone companies

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

located in the upstate New York and Pennsylvania region whose intent is to build a fiber optic network that will facilitate the delivery of voice, video and data services to customers throughout that region. EsiNet was formed in March 2004 and began operations on a limited basis by the end of 2006. All personal, tangible and intangible property of EsiNet, along with all rents, income, revenue, profits and other benefits derived or received from these properties, have been pledged by EsiNet to the Rural Telephone Finance Cooperative (“RTFC”) to secure an $6,750 ten year term credit facility. Based on the Company’s determination in March 2006 that it appeared unlikely that EsiNet would remain a viable going concern, the Company determined that there existed a permanent impairment, in the amount of $705, of the Company’s entire amount in EsiNet which was written-off in the year ended December 31, 2005. In December 2007, EsiNet filed for Chapter 11 Bankruptcy. The Company is not anticipating any material distributions for its equity ownership interest.

NOTE 9:	DEBT OBLIGATIONS

Debt obligations consisted of the following at December 31:

	2007	2006

Current maturing long-term debt — CoBank, ACB	$1,519	$1,519
CoBank, ACB unsecured credit facility	5,695	7,214

Total debt obligation	$7,214	$8,733

The Company has an unsecured line of credit in the amount of $4,000 with Provident Bank. Any borrowings under this line of credit are on a demand basis without restrictions, and at a variable lending rate. The Company had no outstanding balance on this facility at December 31, 2007 or 2006.

The CoBank loan remains outstanding until all indebtedness and obligations of the Company under the facility have been paid or satisfied, but no later than July 2012 (the “Maturity Date”). The unpaid principal balance accrues interest at an interest rate determined or selected by the Company. The Company may select a variable rate option, a long-term fixed rate option or a LIBOR option. The Company selected the variable rate option, and the average interest rate on borrowings for the period January 1 through December 31, 2007 was approximately 7.3%. Interest is paid quarterly each January, April, June and October. The outstanding principal is being repaid in 32 consecutive quarterly installments which started in October 2004, with the last such installment due on the Maturity Date. On the Maturity Date, the amount of the then unpaid principal plus accrued interest and fees is due in full.

Future aggregate principal payments under this loan agreement are as follows:

2008	$1,519
2009	1,519
2010	1,519
2011	1,519
2012	1,138

Total	$7,214

Under the terms of the CoBank facility, the Company is required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios, as set forth in the agreement, as well as certain financial reporting requirements. As of December 31, 2007, the Company was not in default on any of these loan covenants.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

NOTE 10:	INCOME TAXES

The federal and state components of the provision for income taxes are presented in the following table:

	For the Years Ended
	December 31,
	2007	2006	2005

Provision (benefit) for income tax
Current:
Federal	$4,739	$3,301	$(309)
State and local	28	28	57

	4,767	3,329	(252)
Deferred:
Federal	(1,885)	(1,214)	3,014
State and local	(87)	(75)	24

	(1,972)	(1,289)	3,038

Provision for income taxes	$2,795	$2,040	$2,786

Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of differences in the book and tax basis of certain assets and liabilities.

Deferred income tax liabilities and assets consist of the following:

	At December 31,
	2007	2006

Deferred income tax assets:
Employee pensions and other benefits	$1,638	$3,056
Other	613	255

Total deferred income tax assets	2,251	3,311

Deferred income tax liabilities:
Property, plant and equipment	$5,466	$5,025
Deferred Universal Service Fund revenues	—	2,548

Total deferred income tax liabilities	5,466	7,573

Net deferred income tax liability	$3,215	$4,262

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

The difference between tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

	Years Ended December 31,
	2007	2006	2005

Statutory rate applied to pre-tax income	$2,817	$2,052	$2,705
Add (deduct):
State income taxes, net of federal benefit	(39)	(31)	53
Other	17	19	28

Income taxes	$2,795	$2,040	$2,786

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — and an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”) effective January 1, 2007. As a result of the implementation of FIN 48, the Company initially recorded an income tax liability of $3,568 for unrecognized tax benefits which was included in long-term income taxes payable on the consolidated balance sheet. Of that amount, $3,350 was reclassified from deferred income taxes; in addition, $218 related to an income tax liability which resulted in a decrease to the Company’s January 1, 2007 retained earnings balance. As a result of the filing of the Company’s 2006 income tax return, the Company has derecognized $2,944 of the income tax liability for the unrecognized tax benefits. Further, the Company has decreased the income tax liability. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2006	$—
Adoption of FIN 48 — reclassed from deferred tax	3,350
Interest at adoption of FIN 48	218
Additions based on tax positions related to current year	—
Reduction for tax positions of prior year	(2,944)
Accrual for interest related to current year, net	16

Balance at December 31, 2007	$640

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. During the year ended December 31, 2007, the Company recognized $98 in interest. Penalties, if recognized, would be recognized as a component of income tax expense. (If the amounts were recognized, the Company’s effective tax rate would be affected.)

It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company and Hometown Online have a New Jersey net operating loss carry forward in the amount of $8,912 and $286 as of December 31, 2007 and 2006, respectively. These losses expire through 2014.

Warwick Valley Telephone Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2004 onward. No federal income tax returns are currently under examination by the Internal Revenue Service.

In December 2007, the Company filed with the Internal Revenue Service a change in accounting principle that if accepted, would allow the Company to include in its US consolidated income tax returns for the next four years, Universal Service Fund income that was treated as non taxable in years 2004 and 2005.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by the relevant states for a period of up to one year after formal notification to the states. The Company has filed amended New Jersey tax returns as a result of the examination by the State of New Jersey for its 2002 to 2005 New Jersey Corporation Business Tax returns.

NOTE 11:	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company has two defined benefit pension plans covering all management and non-management employees who are at least 21 years of age, have completed one year of service and have been hired before May 1, 2003 for the non-management plan and March 1, 2005 for the management plan. Benefits are based on years of service and the average of the employee’s three highest consecutive years’ base compensation. The Company’s policy is to fund the minimum required contribution disregarding any credit balance arising from excess amounts contributed in the past. Per regulatory requirements, the Company recognized additional expenses of $52, $33 and $41 in 2007, 2006, and 2005, respectively. The amounts expensed were $218, $245 and $240 for the years ended December 31, 2007, 2006, and 2005, respectively.

The Company sponsors a postretirement medical benefit plan that covers all employees that retire directly from active service on or after age 55 with at least 10 years of service. The projected unit credit actuarial method was used in determining the cost of future benefits. Assets of the plan are principally invested in the stock market and a money market fund. The Company uses an annual measurement date of December 31 for all of its benefit plans.

Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). Based on the funded status of the plans as of December 31, 2006, the adoption of SFAS No. 158 decreased total assets by $569, increased pension and postretirement benefit obligations by $3,245, decreased deferred tax liabilities by $1,335 and reduced shareholders’ equity by $2,479. These changes are included in the Company’s other comprehensive loss for the year ended December 31, 2006.

The components of the pension and postretirement expense (credit) were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Components of Net Periodic Costs
Service cost	$4	$4	$4	$205	$240	$214
Interest cost	846	829	795	389	407	387
Expected return on plan assets	(956)	(876)	(783)	(150)	(142)	(135)
Amortization of transition asset	—	—	—	51	51	51
Amortization of prior service cost	56	56	—	(86)	(20)	(20)
Recognized actuarial (gain) loss	217	199	183	156	297	273
Special termination benefits	—	—	—	—	—	—
Net curtailment loss (gain)	—	—	—	—	—	—

Net periodic loss	$167	$212	$199	$565	$833	$770

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

The following table presents a summary of the projected benefit obligation and plan assets of the plans at December 31:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

Change in Benefit Obligation
Benefit obligation, beginning of year	$15,202	$15,552	$7,643	$7,524
Service cost	4	4	205	240
Interest cost	846	829	389	408
Plan amendments	—	—	(2,305)	—
Actuarial losses (income)	(963)	(588)	(661)	(347)
Benefit payments	(782)	(595)	(295)	(182)

Benefit obligation, end of year	$14,307	$15,202	$4,976	$7,643

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

Changes in Fair Value of Plan Assets
Fair value of Plan Assets , beginning of year	$12,205	$10,939	$2,008	$1,797
Actual return on plan	781	1,139	124	204
Employer contributions	264	723	88	189
Benefit payments	(782)	(596)	(295)	(182)

Fair value of plan assets, end of year	$12,468	$12,205	$1,925	$2,008

Unfunded status at end of year	$(1,839)	$(2,997)	$(3,051)	$(5,635)

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

Pension and postretirement benefit obligations — current	(829)	(1,055)	(100)	(380)
Pension and postretirement benefit obligations — long term	(1,010)	(1,942)	(2,951)	(5,255)

Total	$(1,839)	$(2,997)	$(3,051)	$(5,635)

Actuarial assumptions used to calculate the projected benefit obligation were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

Discount rate	6.25%	5.75%	5.75%	5.75%
Expected return on plans	8.00%	8.00%	8.00%	8.00%
Healthcare cost trend	—	—	8.50% — 10.50%	9.00% — 11.00%

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

Actuarial assumptions used to calculate net periodic benefit cost were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

Discount rate	5.75%	5.50%	5.75%	5.75%
Expected return on assets	8.00%	8.00%	8.00%	8.00%

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

The Company’s pension plans had an unfunded projected benefit obligation of $1,839 as of December 31, 2007. The projected benefit obligation of $14,307 at December 31, 2007 was in excess of Plan assets of $12,468. The Company’s postretirement plans had an unfunded projected benefit obligation of $3,051 as of December 31, 2007. The projected benefit obligation of $4,976 at December 31, 2007 was in excess of plan assets of $1,925.

The accumulated benefit obligation exceeded the fair value of plan assets and the Company was required to record a minimum pension liability in the Consolidated Balance Sheet as of December 31, 2007. The effect of this adjustment was a decrease in the pension liability of $4,122 and a decrease in accumulated other comprehensive loss of $2,679. The decrease was due primarily to managers and officers medical plan design changes including the capping of the Company’s contribution as of August 1, 2007. These are non-cash items and consequently have been excluded from the consolidated statement of cash flows. The health care cost trend rates (representing the assumed annual percentage increase in claim costs by year) was 8.50% for the pre-65 trend rate and 10.5% for the post-65 trend rate, with each of these grading down to 5%, by 0.5% per year. The Company’s most recent actuarial calculation anticipates that this trend will continue on into 2008. An increase in the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 2007 by approximately $791 and the aggregate of the service and interest cost components of postretirement expense for the year then ended by approximately $121. A 1.0% decrease in the health care cost trend rate would decrease these components by approximately $637 and by approximately $92, respectively.

The Company also has a Defined Contribution 401(k) Plan covering substantially all employees. Under the plan, employees may contribute up to 100% of compensation not to exceed the certain legal limitations. In 2006, the Company made a matching contribution up to 9.0% of an eligible participant’s compensation for management, clerical and plant employees. In September 2007, the Company modified the management 401(k) plan from 100% to 50% match of the employee contribution. This effectively changed the Company’s maximum contribution from 9% to 4.5%. The Company contributed and expensed $414, $438 and $626 for the years ended December 31, 2007, 2006, and 2005, respectively.

The Company has deferred compensation agreements in place for certain former officers which became effective upon retirement. These non-qualified plans are not currently funded and a liability representing the present value of future payments has been established, with balances of $363 and $387 as of December 31, 2007 and 2006, respectively.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

Plan Assets

The pension plan weighted average asset allocations at December 31, 2007 and 2006 by assets category are as follows:

	Plan Assets at
	December 31,
	2007	2006

Equity securities	96%	57%
Debt securities	0%	33%
Short term investments	4%	10%

Total	100%	100%

The postretirement benefit plan weighted average asset allocations at December 31, 2007 and 2006, by assets category are as follows:

	Plan Assets at
	December 31,
	2007	2006

Equity securities	78%	73%
Short term investments	22%	27%

Total	100%	100%

In accordance with its contribution policy, the Company expects to contribute $829 to its pension plan and $100 to its postretirement plan for the year 2008.

Benefit payments, which reflect expected future service as appropriate, are expected to be paid as follows:

		Postretirement
	Pension	Benefits- Net
	Benefits	after Subsidy

2008	$819	$247
2009	830	257
2010	846	248
2011	867	255
2012	888	268
2013-2017	4,838	1,520

NOTE 12.	STOCK BASED COMPENSATION

At December 31, 2007, the Company did not have a specific company wide stock compensation plan. Stock value appreciation bonuses (“SVABs”) are granted on a case-by-case basis by the Company’s Board of Directors. Any SVABs granted by the Company are included in an individual’s employment contract. The terms of these contracts extend through between June 3, 2008 and April 30, 2010, with automatic, one year renewals, unless otherwise terminated.

In 2007, the Company granted 75,000 SVABs to certain employees, as provided in their employment contracts.

The SAVBs provide the employees with the right to receive, without any need to exercise such right, a bonus equal to the aggregate amount of the increase that would have been experienced by a person holding between 25,000 and 50,000 shares, if such shares were purchased at 120% of the average closing price in the first month of employment in the fiscal year and sold at the average closing price during the month of December of that year. The

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

bonus is payable, in cash, as soon as practicable after the shareholders’ annual meeting following the fiscal year for which the bonus relates, and no later than the second pay period after that meeting. In order to receive the bonus, the employee must be actively employed by the Company on the payment date. Because share appreciation targets were not reached, all SVABs granted in 2007 expired, and cannot be carried forward to future periods.

The fair value of each SAVBs is estimated on the date of grant using the Black-Scholes valuation model, are revalued each reporting period, and any change in the valuation arising from valuation assumptions is recorded as either increases or decreases to compensation expense. There was no compensation expense recorded in the year ended December 31, 2007.

NOTE 13.	SHAREHOLDERS’ EQUITY

The Company has 10,000,000 authorized Common Shares at par value of $0.01 per share; 5,000 authorized Preferred Shares at par value $100 per share and 10,000,000 authorized Preferred Shares at par value $0.01 per share.

In March 2005, the Company purchased 50,000 common shares from a shareholder at $23 per share or $1,150.

NOTE 14:	VOLUNTARY TERMINATION INCENTIVE PLAN

On June 29, 2006 the Company reached an agreement with Local Union No. 503 of the International Brotherhood of Electrical Workers AFL-CIO (the “Union”) that allowed the Company to offer both its Plant and Clerical employees a Voluntary Termination Incentive Plan (the “VTIP”). The VTIP is part of the corporate restructuring and work force reduction plan. Under the VTIP, eligible employees could receive an incentive payment for years of completed service and continued medical coverage for certain periods of time based upon years of service. Eligible employees had until August 13, 2006 to elect to participate in the program. In total, 28 employees elected to participate in the VTIP. As of December 31, 2006, the Company had recognized an estimated total expense of $827 of which $664 was paid to participants during 2006. As of December 31, 2007, the Company had paid $118 to participants and the remaining balance of $45 is included in other accrued expenses in the Balance Sheet as of December 31, 2007.

NOTE 15:	COMMITMENTS AND CONTINGENCIES

The Company currently has an operating lease to rent space on a tower to transmit video content from its head end facility. The Company also leases vehicles for operations as well as office space in Vernon, New Jersey. In addition, the Company has entered into certain long-term agreements to access trunk lines from other carriers to transmit voice, video and data. Total expenses associated with these agreements was $1,121, $866 and $932 in 2007, 2006 and 2005, respectively.

The future aggregate commitment as of December 31, 2007 is as follows:

2008	$926
2009	628
2010	167
2011	149
2012	69

Total	$1,939

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

NOTE 16:	RELATED PARTY TRANSACTIONS

The Company paid approximately $266 and $97 during 2006, and 2005, respectively to John W. Sanford & Son, Inc. $2 and $253 during 2006 and 2005, respectively to Warwick Resource Group, LLC, both whose President and Chief Operating Officer is the brother of Corinna S. Lewis, a former Director of the Company, who resigned her position in November 2006. The Company believes that the transactions with John W. Sanford & Son, Inc. and the Warwick Resource Group, LLC are on as favorable terms as those available from unaffiliated third parties.

The Company paid approximately $62, $52 and $70 during 2007, 2006 and 2005 respectively to Morrow & Co., Inc. a proxy solicitation, corporate governance and strategic consulting firm whose founder and President is Joseph J. Morrow, a former Director of the Company who resigned his position on June 27, 2007. The Company believes that the transactions with Morrow & Co., Inc. are on as favorable terms as those available from unaffiliated third parties.

NOTE 17:	QUARTERLY INFORMATION (UNAUDITED)

	Fiscal Year Quarters
	First	Second	Third	Fourth	Total

Year ended December 31, 2007
Revenue	$5,891	$5,878	$6,137	$6,136	$24,042
Operating loss	(700)	(156)	(143)	(99)	(1,098)
Net income	726	1,350	1,557	1,860	5,493
Earnings per share	0.13	0.25	0.29	0.35	1.02
Year ended December 31, 2006
Revenue	$6,075	$6,341	$6,336	$6,484	$25,236
Operating loss	(1,043)	(1,454)	(391)	(906)	(3,794)
Net income	1,208	694	1,259	836	3,997
Earnings per share	0.22	0.13	0.23	0.16	0.74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Warwick Valley Telephone Company:

Our audits of the consolidated financial statements, and of the effectiveness of internal control over financial reporting referred to in our report dated March 14, 2008 appearing in the Annual Report on Form 10-K of Warwick Valley Telephone Company also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K for the year ended December 31, 2007. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  WithumSmith+Brown, P.C.

Princeton, New Jersey
March 14, 2008

WARWICK VALLEY TELEPHONE COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006 and 2005

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
		(Note a)	(Note b)	(Note c)
	($ in thousands)

Allowance for Uncollectible:
Year 2007	$107	$301	$24	$218	$214
Year 2006	$171	$32	$72	$168	$107
Year 2005	$148	$179	$105	$261	$171

(a)	Provision for uncollectible as stated in statements of income.

(b)	Amounts previously written off which were credited directly to this account when recovered.

(c)	Amounts written off as uncollectible.

WARWICK VALLEY TELEPHONE COMPANY

INDEX TO EXHIBITS FILED WITH THIS REPORT

(3)	Articles of Incorporation and By-Laws
*3.2 By-Laws, as amended
(21)	Subsidiaries of the registrant
*21.1 Subsidiaries of the Registrant
(23)	Consents of experts and counsel
*23.1 Consent of WithumSmith+Brown, P.C.
*23.2 Consent of Deloitte & Touche LLP
(31)	Rule 13a-14(a)/15d-14(a) Certifications
*31.1 Rule 13a -14(a)/15d-14(a) Certification signed by Duane W. Albro, President and Chief Executive Officer.
*31.2 Rule 13a -14(a)/15d-14(a) Certification signed by Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer.
(32)	Section 1350 Certifications
*32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Duane W. Albro, President and Chief Executive Officer.

*32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer.

(99)	Additional Exhibits
*99.1 Orange County-Poughkeepsie Limited Partnership Financial Statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.