Form 10-Q
period 2008-03-31
WARWICK VALLEY TELEPHONE CO
filed 2008-05-09
CIK 104777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,351,780 Common Shares, $0.01 par value, outstanding at May 5, 2008.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED BALANCE SHEETS
($ in thousands except share and per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,295	$5,849
Accounts receivable — net of allowance for uncollectibles — $209 and $214, in 2008 and 2007, respectively	2,844	3,067
Other accounts receivable	73	152
Materials and supplies	1,615	1,591
Prepaid expenses	942	769
Prepaid income taxes	253	—
Deferred income taxes	108	119

Total current assets	11,130	11,547

Property, plant and equipment, net	35,380	35,791
Unamortized debt issuance costs	61	65
Other deferred charges	749	762
Investments	8,233	8,276
Other assets	210	210

Total assets	$55,763	$56,651

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,103	$940
Current maturities of long-term debt	1,519	1,519
Advance billing and payments	208	234
Customer deposits	105	116
Accrued taxes	126	80
Pension and post retirement benefit obligations	929	929
Other accrued expenses	1,344	1,830

Total current liabilites	5,334	5,648

Long-term debt, net of current maturities	5,315	5,695
Deferred income taxes	3,334	3,334
Long-term income taxes payable	660	640
Other liabilities and deferred credits	622	591
Pension and post retirement benefit obligations	4,374	4,324

Total liabilities	19,639	20,232

Shareholders’ equity
Preferred shares — $100 par value; authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000;	500	500
Common stock — $0.01 par value; authorized shares of 10,000,000 issued 5,985,463 shares	60	60
Treasury stock — at cost, 633,683 Common Shares	(4,748)	(4,748)
Additional paid in capital	3,487	3,487
Accumulated other comprehensive loss	(853)	(875)
Retained earnings	37,678	37,995

Total shareholders’ equity	36,124	36,419

Total liabilities and shareholders’ equity	$55,763	$56,651

Please see accompanying notes, which are an intergral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($ in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2008	2007

Operating revenues:
Local network service	$749	$825
Network access service	1,913	1,949
Long distance services	822	910
Directory advertising	325	338
Online services	1,340	1,475
Other services and sales	495	394

Total operating revenues	5,644	5,891

Operating expenses:
Plant specific	1,314	1,186
Plant non-specific:
Depreciation and amortization	1,359	1,294
Other	763	701
Customer operations	1,130	1,052
Corporate operations	1,298	1,550
Cost of services and sales	261	391
Property, revenue and payroll taxes	349	417

Total operating expenses	6,474	6,591

Operating loss	(830)	(700)

Other income (expense):
Interest income (expense), net of capitalized interest	(87)	(34)
Income from equity method investments	2,147	1,870
Other income (expense), net	(49)	(18)

Total other income (expense)	2,011	1,818

Income before income taxes	1,181	1,118

Income taxes	421	392

Net income	760	726

Preferred dividends	6	6

Income applicable to common stock	$754	$720

Basic and diluted earnings per share of outstanding common stock	$0.14	$0.13

Weighted average shares of common stock outstanding	5,351,780	5,351,780

Please see accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

	Three Months Ended
	March 31,
	2008	2007

CASH FLOW FROM OPERATING ACTIVITIES:

Net income	$760	$726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,359	1,294
Deferred income taxes	—	(57)
Interest charged to construction	—	(26)
Income from equity investments, net of distributions	43	154
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	223	719
(Increase) decrease in other accounts receivable	79	133
(Increase) decrease in materials and supplies	(24)	(402)
(Increase) decrease in prepaid income taxes	(253)	—
(Increase) decrease in prepaid expenses	(173)	(81)
(Increase) decrease in other assets	—	9
(Increase) decrease in deferred charges	13	8
Increase (decrease) in accounts payable	163	(106)
Increase (decrease) in customers’ deposits	(11)	(7)
Increase (decrease) in advance billing and payment	(26)	(22)
Increase (decrease) in accrued taxes	46	(707)
Increase (decrease) in pension and post retirement benefit obligations	83	(150)
Increase (decrease) in other accrued expenses	(486)	(343)
Increase (decrease) in long term income taxes payable	20	46
Increase (decrease) in other liabilities and deferred credits	32	32

Net cash provided by operating activities	1,848	1,220

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(945)	(1,081)
Interest charged to construction	—	26

Net cash used in investing activities	(945)	(1,055)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(380)	(380)
Dividends (Common and Preferred )	(1,077)	(1,077)

Net cash used in financing activities	(1,457)	(1,457)

(Decrease) increase in cash and cash equivalents	(554)	(1,292)

Cash and cash equivalents at beginning of period	5,849	12,296

Cash and cash equivalents at end of period	$5,295	$11,004

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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year.
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
NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160"), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for annual periods beginning after December 15, 2008. The Company is currently assessing the potential impact that adoption of SFAS 160 would have on its consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. SFAS 161 is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. The Company is currently evaluating the effects that SFAS 161 may have on its financial statements.
NOTE 3: FAIR VALUE
Effective January 1, 2008, the Company adopted SFAS No. 157,“Fair Value Measurements’’ (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157’’, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3	Total

Money market funds	$3,768	$—	$—	$3,768

Effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities’’ (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this statement.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
NOTE 4: EARNINGS PER SHARE
Basic and diluted earnings per share are based on the weighted average number of actual shares outstanding of 5,351,780 for the three months ended March 31, 2008 and 2007.
The company did not have any Common stock equivalents as of March 31, 2008 and 2007.
NOTE 5: COMPREHENSIVE INCOME
Comprehensive income consisted of the following for the three months ended March 31, 2008 and 2007:

	2008	2007
Pension and post retirement benefit plans	$33	$128
Related deferred income taxes	(11)	(45)

Other comprehensive income	22	83

Net income for the period	760	726

Total comprehensive income	$782	$809

NOTE 6: SEGMENT INFORMATION
Warwick Valley Telephone Company’s segments are strategic business units that offer different products and services and are managed as telephone and Online services. The Company evaluates the performance of the segments based upon factors such as revenue growth, expense containment, market share and operating results. The Telephone segment provides telecommunications services, including local, network access and long distance services and messaging, and yellow and white pages advertising and electronic publishing. The Online segment provides high speed and dial-up Internet services and Video.
Segment balance sheet information as of March 31, 2008 and December 31, 2007 is set forth below:

	March 31,	December 31,
	2008	2007

Assets
Telephone	$71,072	$70,960
Online	11,168	9,474
Eliminations	(26,477)	(23,783)

Total assets	$55,763	$56,651

Segment cash flow information for the three months ended March 31, 2008 and 2007 is set forth below:

	March 31,	March 31,
	2008	2007

Capital expenditures
Telephone	$518	$1,029
Online	427	52

Total capital expenditures	$945	$1,081

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
Segment income statement information for the three months ended March 31, 2008 and 2007 is set forth below:

	2008	2007

Revenues
Telephone	$4,700	$4,870
Online	1,340	1,475
Eliminations	(396)	(454)

Total Revenues	$5,644	$5,891

Depreciation and amortization
Telephone	$991	$934
Online	368	360

Total depreciation and amortization	$1,359	$1,294

Operating loss
Telephone	$(797)	$(662)
Online	(33)	(38)

Total operating loss	(830)	(700)

Interest income(expense)	(87)	(34)
Income from equity method investments, net	2,147	1,870
Other income (expense)	(49)	(18)

Income before income taxes	$1,181	$1,118

NOTE 7: MATERIALS AND SUPPLIES
Material and supplies are carried at average cost. As of March 31, 2008 and December 31, 2007, material and supplies consisted of the following:

	2008	2007

Inventory for outside plant	$494	$513
Inventory for inside plant	411	486
Inventory for online equipment	124	160
Inventory for video equipment	545	378
Inventory for equipment held for sale or lease	41	54

	$1,615	$1,591

NOTE 8: PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at cost, consisted of the following as of March 31, 2008 and December 31, 2007:

	2008	2007

Land, buildings and other support equipment	$9,668	$9,667
Network communications equipment	30,493	30,035
Telephone plant	27,356	27,201
Online plant	11,626	11,609

Plant in service	79,143	78,512
Plant under construction	1,625	1,324

	80,768	79,836
Less: Accumulated depreciation	45,388	44,045

Property, plant and equipment, net	$35,380	$35,791

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
NOTE 9: INVESTMENTS
The Company is a limited partner in Orange County-Poughkeepsie Limited Partnership (“O-P”) and had a 8.108% investment interest as of March 31, 2008 which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P.
The following summarizes O-P’s income statement for the three months ended March 31:

	2008	2007

Net sales	$33,908	$32,750
Cellular service cost	5,001	5,762
Operating expenses	2,628	2,333

Operating income	26,279	24,655
Other income	195	273

Net income	$26,474	$24,928

Company share	$2,147	$1,870

The following summarizes O-P’s balance sheet as of March 31, 2008 and December 31, 2007:

	2008	2007

Current assets	$13,938	$13,048
Property, plant and equipment, net	37,674	39,147

Total assets	$51,612	$52,195

Total liabilities	$404	$461
Partners’ capital	51,208	51,734

Total liabilities and partners’ capital	$51,612	$52,195

NOTE 10: PENSION AND POST RETIREMENT OBLIGATIONS
The components of net periodic cost for the three months ended March 31 are as follows:

			Post Retirement
	Pension Benefits		Benefits
	2008	2007	2008	2007

Service cost	$1	$1	$40	$60
Interest cost	217	212	72	108
Expected return on plan assets	(243)	(245)	(37)	(42)
Amortization of transition asset	—	—	13	13
Amortization of prior service cost	14	70	(82)	(5)
Amortization of net loss	45	—	42	50

Net periodic benefit cost	$34	$38	$48	$184

The Company expects to contribute $314 to its pension plan in 2008. As of March 31, 2008, the Company has not made any contributions to either its pension or post retirement plans.
NOTE 11: INCOME TAXES
Generally for interim tax reporting, one overall estimated annual effective tax rate is computed for tax jurisdictions not subject to valuation allowance and applied to the year to date ordinary income (or loss).

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
FIN 48 requires uncertain tax positions to be classified as non-current income tax liabilities unless expected to be paid within one year. As of March 31, 2008, the amount of unrecognized tax benefits is $660 as compared to $640 at December 31, 2007. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense in the consolidated statements of income. As of March 31, 2008, the amount of accrued interest is $254 as compared to $234 at December 31, 2007. During the three months ended March 31, 2008 and 2007 the Company recognized $20 and $46, respectively, in interest expense. Penalties, if recognized, would be a component of income tax expense. If this amount were recognized, the Company’s effective tax rate would be affected.
It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.
The Company’s U.S. subsidiaries have joined in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2004 onward. The Company’s 2006 federal income tax return is currently under examination by the Internal Revenue Service.
In December 2007, the Company filed with the Internal Revenue Service a change in accounting principle that if accepted, would allow the Company to include in its US consolidated income tax returns for the next four years, Universal Service Fund income that was treated as non-taxable in years 2004 and 2005.
NOTE 12: SHAREHOLDERS’ EQUITY
The Company has 10,000,000 authorized Common Shares at a par value of $0.01; 5,000 authorized Preferred Shares at a par value of $100; and 10,000,000 authorized Preferred Shares at a par value of $0.01.
A summary of the changes to shareholders’ equity for the three months ended March 31, 2008 and 2007 is provided below:

	2008	2007
Shareholders’ equity, beginning of period	$36,419	$32,772
Adoption of FASB interpretation No. 48	—	(215)
Net income	760	726
Dividends paid on common stock	(1,071)	(1,071)
Dividends paid on preferred stock	(6)	(6)
Changes in pension and post-retirement benefit plans	22	83

Shareholders’ equity, end of period	$36,124	$32,289

NOTE 13: SUBSEQUENT EVENTS
At the Company’s annual meeting, held on April 25, 2008, the shareholders approved the 2008 Long-Term Incentive Plan (“the 2008 Plan”) for the purpose of assisting the company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the company its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock. A total of 500,000 shares of the Company’s common stock will be authorized for granting awards under the 2008 Plan. The 2008 Plan will be submitted to the New York State Public Service Commission and the New Jersey Public Utilities Board for their approval.
On Friday, May 2, 2008 the Company and Local 503 of the International Brotherhood of Electrical Workers (“IBEW”), representing forty-seven of the Company’s employees, reached a tentative agreement regarding the Company’s contracts with IBEW. These contracts were ratified by the union members on May 6, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Warwick Valley Telephone Company, (the “Company”, “we”, “our”, or “us”) provides communication services, to customers in the contiguous Towns of Warwick, Goshen and Wallkill, New York, and the Townships of West Milford and Vernon, New Jersey. Our service area is primarily rural and has an estimated population of 50,000. Our services include providing local and toll telephone service to residential and business customers, access and billing and collection services to interexchange carriers, Internet access and video service. We have installed advanced digital switching equipment in all of our exchanges and fiber optic routes between central offices and to all neighboring telephone companies. We report our results in two operating segments: Telephone and Online. The telephone segment provides telecommunications services, including local, network access and long distance services and messaging, and yellow and white pages advertising and electronic publishing. The online segment provides video as well as broadband and dial-up Internet services.
Within the telephone business unit, the Company has a wholly-owned subsidiary, Warwick Valley Long Distance, Inc. (“WVLD”). WVLD resells toll telephone services to our subscribers. We began operating as a Competitive Local Exchange Carrier (“CLEC”) in Middletown, New York in 1999, in Scotchtown, New York in 2001 and Vernon, New Jersey in 2002. We also resell wireless service.
The sections that follow provide information about the important aspects of our operations and investments, both at the consolidated and segment levels, and include discussions of our results of operations, financial position and sources and uses of cash. Additionally, we have highlighted key trends and uncertainties to the extent practicable. The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statement and Notes thereto appearing elsewhere in this Form 10-Q and our Consolidated Financial Statements and Notes therein contained in our Form 10-K for the year ended December 31, 2007.
Overview
During the first quarter 2008 net income increased by 4.7%, from $726 to $760 in comparison to the three-month period ended March 31, 2007. This increase was attributable primarily to our increased investment in O-P and continued expense containment; partially offset by higher costs associated with the ramp-up of our sales force focusing on the small and medium sized business market, as well as one time separation costs for management employees. The following sets out under four headings the Company’s business objectives, and explains how management believes they will affect the future business of the Company:
The presentation of dollar amounts in this discussion is in thousands.
•	Grow revenues — while year over year quarterly revenues have declined, the number of broadband Internet access and video subscribers increased. Last year, we introduced competitively priced bundled offerings to our residential Incumbent Local Exchange Carrier (“ILEC”) customers, which included a “Triple Play” and an “Opt 4 Savings with Grand Slam”, bundling voice, broadband, Internet access, video and wireless. These offerings were introduced as a retention strategy, and as expected, caused some reduction in per unit revenue. Throughout 2007 we expanded our ILEC broadband internet access and video coverage, repositioning the Company to introduce High Definition video and higher speed broadband Internet in the first quarter of 2008. Additionally, the Company branded wireless offering was repositioned in fourth quarter of 2007 introducing competitively priced usage plans. It is expected our upgraded broadband and video offerings will increase our market penetration. We believe that these efforts will help offset the effects of competition and technology substitution that have resulted in access line losses. We have also introduced our VoiceNet Complete, hosted Voice over Internet Protocol (VoIP) service, which is targeted primarily to small and medium sized business customers.

•	Reduce costs — during the first quarter of 2008, we continued to focus on reducing expenses in order to improve operating margin and lower our cost structure to enhance our competitiveness. We were able to reduce operating expenses for the three months ended March 31, 2008 by $117 (1.8%) compared to the three months ended March 31, 2007. This reduction was primarily attributable to lower professional service fees and lower management personnel benefit costs.

•	Capital allocation — we have a long history in successful deployments of new technology. We were one of the first rural telephone companies to install digital switching, to offer Internet access as an Internet Service Provider (ISP), and to offer video service as an alternative to cable TV companies. We have continued to invest in our operations to gain enhanced operating efficiencies and to enable the introduction of new services to our customers. During the first quarter of 2008, we have continued to deploy capital to extend video services and higher speed broadband internet to a greater number of our customers.

•	Shareholder value creation — we are firmly committed to creating value for our shareholders by the successful planning and deployment of the above initiatives. We also remain committed to expansion of our CLEC activities through either building or acquiring additional capability.
Results of Operations for the three months ended March 31, 2008 and 2007 — ($ in thousands)
OPERATING REVENUES
Operating revenues for the three month period ended March 31, 2008 decreased by $247 (or 4%) from $5,891 in the same quarter in 2007 to $5,644. This decrease was due primarily to:
•	A decrease in Online service revenues of $135 (or 9%) mainly due to a decrease in dial-up service revenues from the continued migration of customers (loss of 41% versus 2007) primarily outside the Company’s service territory to other high speed Internet providers. In total, the number of customers choosing the Company’s Internet dial-up services decreased from 3,733 for the comparable period in 2007 to 2,302 in the first quarter 2008 a decrease of 38%.

•	A decrease in Local network service revenues of $76 (or 9%) mainly as a result of the loss of second access lines that were being utilized for dial-up Internet service as customers continue to switch to high speed broadband services for Internet access as well as the loss of customers switching to the competition’s telephone service. The number of access lines decreased from 23,782 for the comparable period in 2007 to 21,947 in the first quarter 2008, a decrease of 8%.

•	A decrease in long distance revenue of $88 (or 10%) due to losses in our customer base as our access lines continue to decrease.

•	A decrease in network access revenues of $36 (or 2%) due to declining billable switched access minutes.
Partially offset by:
•	An increase in other services and sales revenues of $101 (26%) due primarily to revenue from sales of customer business telephone systems.
OPERATING EXPENSES
Operating expenses for the three month period ended March 31, 2008 decreased $117 (or 2%) from $6,591 in the same quarter 2007 to $6,474. This decrease is due mainly to decreases during the first quarter of 2008 in:
•	Corporate operations expense of $252 (or 16%) mainly due to a decrease in professional, legal and consulting fees and lower benefit expenses due to a decrease in managements’ portion of the 401K match and insurance costs, partially offset by a separation payment made to management personnel.

•	Cost of service and sales of $130 (or 33%) due mainly to lower trunk line charges associated with the company’s Online segment and lower service contract costs.

•	Property, revenue and payroll taxes of $68 (or 16%) mainly as a result of lower estimated taxes for 2008.
Partially offset by increases during the first quarter of 2008 in:
•	Depreciation expense of $65 (or 5%) mainly due to the addition of the Company’s new operating system during 2007.

•	Other plant non-specific expense of $62 (or 9%) associated with increased utility expenses, higher content costs to service the Company’s video product and access costs for the Company’s wireless service.

•	Plant specific expenses of $128 (or 11%) mainly due to an increase in trunk line costs for the telephone segment, partially offset by lower benefits due to a decrease in managements’ portion of 401K match and insurance costs.

•	Customer operations of $78 (or 7%) due mainly to an increase in salaries associated with the addition of employees in the marketing and sales departments and a separation payment made to management personnel; partially offset by lower benefits due to a decrease in managements’ portion of 401K match and insurance costs.

OTHER INCOME (EXPENSE)
Other income (expense) for the three-month period ended March 31, 2008 increased $193 (or 11%) from $1,818 in the same quarter 2007 to $2,011. This increase is due mainly to:
•	An increase during the first quarter 2008 in income from equity method investments of $277 as a result of increased earnings from O-P and the company’s additional investment in O-P in fiscal year 2007.
LIQUIDITY AND CAPITAL RESOURCES
The Company had $5,295 of cash and cash equivalents available at March 31, 2008 as compared with $11,004 at March 31, 2007. The Company has a $4,000 line of credit with Provident Bank, (the “Bank”) of which the entire amount remained unused at March 31, 2008. In the event of a drawdown, interest would be applied based on a variable rate that is a function of the Prime Commercial Lending Rate as listed in the Wall Street Journal. Borrowings are on a demand basis with limited restrictions relating to written notification to the Bank requesting a drawdown, the use of requested funds, and the expected means for repayment. As of March 31, 2008, $6,834 in principal amount was outstanding under the CoBank ACB term credit facility. The final payment is due July 20, 2012. We are required to make interest and outstanding principal payments in quarterly installments under the term debt facility. The union contracts ratified on May 6, 2008 is expected to have a favorable impact on future cash flows.
CASH FROM OPERATING ACTIVITIES
The Company’s primary source of funds continues to be generated from operations, supplemented by cash distributions from O-P. The Company’s cash distributions from O-P for the Company’s share of O-P earnings totaled $2,189 and $2,025 for the three months ended March 31, 2008 and 2007, respectively. O-P’s cash distributions are made to the Company on a quarterly basis at the discretion of the general partner. The increase in O-P’s revenues discussed above reflects revenues as accrued for accounting purposes. The amounts discussed in this paragraph reflect actual cash receipts by the Company from O-P.
CASH FROM INVESTING ACTIVITIES
Capital expenditures totaled $945 during the three months ended March 31, 2008 as compared to $1,081 for the corresponding period of 2007. The Company plans to continue to deploy capital to extend video services and higher speed broadband Internet to a greater number of our customers during the remainder of 2008.
CASH FROM FINANCING ACTIVITIES
Dividends declared on the Company’s Common Shares by the Board of Directors were $0.20 per share for the three months ended March 31, 2008 and 2007, respectively. The total amount of dividends paid on its Common Shares by the Company for each of the three-month periods ended March 31, 2008 and 2007 was $1,071.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial

Statements, an amendment of ARB 51” (“SFAS 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for annual periods beginning after December 15, 2008. The Company is currently assessing the potential impact that adoption of SFAS 160 would have on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. SFAS 161 is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. The Company is currently evaluating the effects that SFAS 161 may have on its financial statements.
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
The Company is currently competing for local service through access lines with incumbent local exchange carriers in the Middletown, New York area, as well as the Vernon, New Jersey area. The Company is reviewing plans to provide limited service in other surrounding areas in both New York and New Jersey. In addition, the Company is looking into business arrangements with other regional telecommunications companies to gain access to their transportation networks thereby expanding the reach of the Company’s product offerings. There can be no assurances that the Company will implement any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in the Company’s franchise territory.
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
REGULATION
The Company’s New York telephone service operations are subject to the jurisdiction of the New York Public Service Commission (“NYPSC”) and the Company’s New Jersey telephone service operations are subject to the jurisdiction of the New Jersey Board of Public Utilities (“NJBPU”). These two bodies have regulatory authority over our local exchange operations with respect to rates, facilities, services, reports, issuance of securities and other matters such as corporate restructuring. As a result, the Company’s ability to respond quickly to changing market conditions or to implement a new business organization can be limited by the necessity of obtaining regulatory reviews or responding to interrogatories which can slow down or even prevent the desired transaction. Interstate toll and access services are subject to the jurisdiction of the Federal Communication Commission (“FCC”). The Company receives reimbursement from carriers in the form of charges for providing carriers with access to and from the Company’s local network in addition to the compensation we receive from providing services to our end user customers.
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
The USF is under pressure as ILEC lose access lines and competitors seek to receive monies from the USF, and as a result, changes in the funding and/or payout rules for the USF might further reduce our revenues obtained from the USF. In an order released in June 2006, the FCC increased assessments on wireless carriers, began assessments of VoIP providers, and announced that additional reforms would be reviewed and considered. Reforms of the USF are also the subject of pending legislation in Congress. The Company cannot predict the level of USF funding we will receive in the future as a result of USF reforms.
The advent of Voice over Internet Protocol (“VoIP”) services being provided by cable television and other companies has heightened the need for Federal and State regulators to determine whether VoIP is subject to the same regulatory and financial constraints as wire line telephone service. On November 9, 2004, the FCC issued an order in response to a petition from Vonage declaring that Vonage-style VoIP services were exempt from state telecommunications regulations, which order is currently on appeal. The FCC order applies to all VoIP offerings provided over broadband services. However, this order did not clarify whether or under what terms VoIP traffic may be subject to intercarrier compensation requirements; whether VoIP was subject to state tax or commercial business regulations; or whether VoIP providers had to comply with obligations related to 911 emergency calls, the USF and the Communications Assistance for Law Enforcement Act (“CALEA”). The FCC is addressing these issues through its “IP-Enabled Services Proceedings”, which opened in February 2004. On June 3, 2005, the FCC issued an order establishing rules requiring VoIP service providers to incorporate 911 emergency call capabilities for their customers as a standard feature of their services, rather than an optional enhancement. On September 23, 2005, the FCC required interconnected VoIP and broadband internet access service providers to comply with CALEA by mid-2007. Additionally, in March 2007, the United States Court of Appeals for the District of Columbia upheld a decision by the FCC that barred states from regulating Internet-based phone services.
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
In addition to charging for access to and from our local network and for toll services provided by us or our subsidiary WVLD, the Company bills and collects charges for some of the interstate and intrastate toll messages carried on its facilities. Interstate billing and collection services provided by us are not regulated. They are provided under contract by the Company. Intrastate billing and collection remain partly regulated in New York and fully regulated in New Jersey. The regulated services are provided under tariff. Some carriers provide their own billing and collection services. The Company, along with other carriers, has recently been granted pricing flexibility under a March 4, 2008 NYPSC ruling for various intrastate retail telecommunications services.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company does not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes. The Company’s only assets exposed to market risk are its interest bearing bank accounts, into which the Company deposits its excess operating funds on a daily basis. The Company has $3,659 of funds deposited in an interest bearing money market account with CoBank and a $109 certificate of deposit currently held with our primary commercial bank. In regards to its CoBank loan, the Company has the option of choosing the following rate options: Weekly Quoted Variable Rate, Long-Term Fixed Quote and a Libor Option. The Company does not believe that its exposure to interest rate risk is material.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation we have concluded that our disclosure controls and procedures are not effective in ensuring that all material information required to be filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Commission because of material weaknesses in its internal control over financial reporting as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).
In light of the material weaknesses described in the 2007 Form 10-K, we continue to perform additional analyses and other post-closing procedures to ensure that our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Accordingly, we believe that the interim consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b) Changes in Internal Control over Financial Reporting
As previously reported in the 2007 Form 10-K, we are implementing enhancements and changes to our internal control over financial reporting to provide reasonable assurance that errors and control deficiencies will not recur. The Company recognizes the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal controls that affect the financial reporting process. Accordingly, the Company remediated the previously reported material weakness in its internal controls related to the recording of transactions for payroll by performing a baseline test of the payroll process.
The Company continued its ongoing remediation efforts during the first quarter of 2008 by initiating the following:
•	To prohibit users to post adjusting entries to closed periods without authorization the Company initiated a programming project to add a hard close feature to its general ledger application; and

•	Established procedures to enhance control over changes to the production applications process and restricted access to various financial application programs and data.
No other changes to internal controls over financial reporting have been made during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is not aware of any pending legal proceedings to which it is a party or to which any of its property is subject, other than routine litigation incidental to its business.
ITEM 1A. RISK FACTORS
The following risk factor restate one of the risk factors that was previously disclosed in our 2007 Form 10-K and should be read in connection therewith.
The Company has identified material weaknesses in its internal controls over financial reporting that may prevent the Company from being able to accurately report its financial results or prevent fraud. Such weaknesses could harm our business and operating results, the trading price of our stock and our access to capital.
Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 required the Company to evaluate, and its independent registered public accounting firm to attest to, the design and operating effectiveness of the Company’s internal control over financial reporting. If the Company cannot provide reliable and accurate financial reports and prevent fraud, its business and operating results could be harmed. In connection with the evaluation of its internal control over financial reporting, the Company identified material weaknesses, and may discover in the future, areas of its internal control that need improvement. The Company’s efforts regarding internal controls are discussed in detail in the 2007 Form 10K under Item 9A, “Controls and Procedures.” We cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate these material weaknesses. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur additional costs, divert management resources or make other changes. The Company has not remediated most of the material weaknesses described in the 2007 Form 10-K under Item 9A, “Controls and Procedures.” If the Company does not remediate these material weaknesses, it will be required to report in its Quarterly Reports on Form 10-Q or in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in the Company’s internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm its operating results, cause it to fail to meet its financial reporting obligations, or prevent it from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of the Company’s material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of its stock and its access to capital.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The information required by this item is incorporated by reference to the Company’s Current Report on Form 8-K filed May 1, 2008.
ITEM 5. OTHER INFORMATION
Shareholders in 401(k) Plan
As of March 31, 2008, 2.0% of the Company’s outstanding Common Shares were held by employees in the Company’s 401(k) plan. These percentages fluctuate quarterly.
ITEM 6. EXHIBITS
31.1	Rule 13a-14(a)/15d-14(a) Certificate signed by Duane W. Albro, President, Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certificate signed by Kenneth H. Volz, Executive Vice President, Chief Financial Officer & Treasurer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Duane W. Albro, President, Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Kenneth H. Volz, Executive Vice President, Chief Financial Officer & Treasurer, Principal Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warwick Valley Telephone Company
(Registrant)
Date 5/9/08	/s/ Duane W. Albro
Duane W. Albro
President, Chief Executive Officer (Principal Executive Officer)

Date 5/9/08	/s/ Kenneth H. Volz
Kenneth H. Volz,
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)