Form 10-Q
period 2008-06-30
WARWICK VALLEY TELEPHONE CO
filed 2008-08-08
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Registrant’s telephone number, including area code (845) 986-8080
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,351,780 Common Shares, $0.01 par value, outstanding at August 4, 2008.

ITEM 1. FINANCIAL STATEMENTS
WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,735	$5,849
Accounts receivable — net of allowance for uncollectibles — $187 and $214, in 2008 and 2007, respectively	2,474	3,067
Other accounts receivable	163	152
Materials and supplies	1,534	1,591
Prepaid expenses	809	769
Deferred income taxes	105	119

Total current assets	10,820	11,547

Property, plant and equipment, net	35,354	35,791
Unamortized debt issuance costs	58	65
Other deferred charges	746	762
Investments	8,700	8,276
Other assets	210	210

Total assets	$55,888	$56,651

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,147	$940
Current maturities of long-term debt	1,519	1,519
Advance billing and payments	266	234
Customer deposits	104	116
Accrued taxes	682	80
Pension and postretirement benefit obligations	929	929
Other accrued expenses	1,425	1,830

Total current liabilities	6,072	5,648

Long-term debt, net of current maturities	4,936	5,695
Deferred income taxes	3,741	3,334
Long term income taxes payable	—	640
Other liabilities and deferred credits	591	591
Pension and postretirement benefit obligations	3,879	4,324

Total liabilities	19,219	20,232

Shareholders’ equity
Preferred shares — $100 par value; authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000;	500	500
Common stock — $0.01 par value; authorized shares of 10,000,000 issued 5,985,463 shares	60	60
Treasury stock — at cost, 633,683 common shares	(4,748)	(4,748)
Additional paid in capital	3,487	3,487
Accumulated other comprehensive loss	(849)	(875)
Retained earnings	38,219	37,995

Total shareholders’ equity	36,669	36,419

Total liabilities and shareholders’ equity	$55,888	$56,651

Please see accompanying condensed notes, which are an intergral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($ in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating revenues:
Local network service	$758	$794	$1,507	$1,619
Network access service	1,722	2,066	3,635	4,015
Long distance services	745	825	1,567	1,735
Directory advertising	317	331	642	669
Online services	1,342	1,440	2,682	2,915
Other services and sales	493	422	988	816

Total operating revenues	5,377	5,878	11,021	11,769

Operating expenses:
Plant specific	1,262	871	2,576	2,057
Plant non-specific:
Depreciation and amortization	1,067	1,294	2,426	2,588
Other	820	746	1,583	1,447
Customer operations	1,051	895	2,181	1,947
Corporate operations	1,263	1,587	2,561	3,137
Cost of services and sales	279	294	540	685
Property, revenue and payroll taxes	397	347	746	764
Postretirement liability curtailment (gains)	(469)	—	(469)	—

Total operating expenses	5,670	6,034	12,144	12,625

Operating loss	(293)	(156)	(1,123)	(856)

Other income (expense):
Interest income (expense), net of capitalized interest	192	(92)	105	(126)
Income from equity method investments	2,574	2,265	4,721	4,135
Other income (expense), net	10	28	(39)	10

Total other income (expense)	2,776	2,201	4,787	4,019

Income before income taxes	2,483	2,045	3,664	3,163

Income taxes	865	695	1,286	1,087

Net income	1,618	1,350	2,378	2,076

Preferred dividends	7	7	13	13

Income applicable to common stock	$1,611	$1,343	$2,365	$2,063

Basic and diluted earnings per share of outstanding common stock	$0.30	$0.25	$0.44	$0.39

Weighted average shares of common stock outstanding	5,351,780	5,351,780	5,351,780	5,351,780

Please see accompanying condensed notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:

Net income	$2,378	$2,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,426	2,588
Postretirement liability curtailment gain	(469)	—
Deferred income taxes	—	(192)
Interest charged to construction	—	(58)
Income from equity investments, net of distributions	(424)	(341)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	593	679
(Increase) decrease in other accounts receivable	(11)	2
(Increase) decrease in materials and supplies	57	(415)
(Increase) decrease in prepaid expenses	(40)	(70)
(Increase) decrease in other assets	—	9
(Increase) decrease in other deferred charges	16	16
Increase (decrease) in accounts payable	207	637
Increase (decrease) in customers’ deposits	(12)	(9)
Increase (decrease) in advance billing and payment	32	23
Increase (decrease) in accrued taxes	602	(358)
Increase (decrease) in pension and postretirement benefit obligations	64	159
Increase (decrease) in other accrued expenses	(405)	(668)
Increase (decrease) in long term income taxes payable	(233)	94

Net cash provided by operating activities	4,781	4,172

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,982)	(1,906)
Interest charged to construction	—	58
Purchase of investment	—	(4,376)

Net cash used in investing activities	(1,982)	(6,224)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(759)	(760)
Dividends (Common and Preferred)	(2,154)	(2,154)

Net cash used in financing activities	(2,913)	(2,914)

(Decrease) increase in cash and cash equivalents	(114)	(4,966)

Cash and cash equivalents at beginning of period	5,849	12,296

Cash and cash equivalents at end of period	$5,735	$7,330

Please see the accompanying condensed notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Warwick Valley Telephone Company (the “Company”) provides communications services to customers in the Towns of Warwick, Goshen, and Wallkill, New York and the Townships of Vernon and West Milford, New Jersey. Its services include providing local and toll telephone service to residential and business customers, access and billing and collection services to inter-exchange carriers, Internet access and video service.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and any disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from such estimates. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160"), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for annual periods beginning after December 15, 2008. The Company is currently assessing the potential impact that adoption of SFAS 160 would have on its consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
NOTE 3: FAIR VALUE
Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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
In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2008:

	Level 1	Level 2	Level 3	Total

Money market funds	$3,783	$—	$—	$3,783

Effective January 1, 2008, the Company adopted SFAS No. 159 ''The Fair Value Option for Financial Assets and Financial Liabilities’’ (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this statement.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
NOTE 4: EARNINGS PER SHARE
Basic and diluted earnings per share are based on the weighted average number of actual shares outstanding of 5,351,780 for the three and six months ended June 30, 2008 and 2007.
The Company did not have any common stock equivalents as of June 30, 2008 and 2007.
NOTE 5: COMPREHENSIVE INCOME
Comprehensive income consisted of the following for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007

Pension and postretirement benefits plans	$7	$128	$40	$256
Related deferred income taxes	(3)	(45)	(14)	(89)

Other comprehensive income	4	83	26	167

Net income for the period	1,618	1,350	2,378	2,076

Total comprehensive income	$1,622	$1,433	$2,404	$2,243

NOTE 6: SEGMENT INFORMATION
Warwick Valley Telephone Company’s segments are strategic business units that offer different products and services and are managed as telephone and online services. We evaluate the performance of the segments based upon factors such as revenue growth, expense containment, market share and operating results. The telephone segment provides telecommunications services, including local, network access, long distance services, messaging, yellow and white pages advertising and, electronic publishing. The Online segment provides high speed and dial-up Internet services and broadband video.
Segment balance sheet information as of June 30, 2008 and December 31, 2007 is set forth below:

	2008	2007

Assets
Telephone	$73,171	$70,960
Online	12,661	9,474
Eliminations	(29,944)	(23,783)

Total assets	$55,888	$56,651

Segment cash flow information for the six months ended June 30, 2008 and 2007 is set forth below:

	2008	2007

Capital expenditures
Telephone	$1,022	$1,664
Online	960	242

Total capital expenditures	$1,982	$1,906

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
Segment income statement information for the six months ended June 30, 2008 and 2007 is set forth below:

	2008	2007

Revenues
Telephone	$9,128	$9,733
Online	2,682	2,915
Eliminations	(789)	(879)

Total revenues	$11,021	$11,769

Depreciation and amortization
Telephone	$1,990	$1,868
Online	436	720

Total depreciation and amortization	$2,426	$2,588

Operating Income (loss)
Telephone	$(1,269)	$(700)
Online	146	(156)

Total operating loss	(1,123)	(856)

Interest income (expense)	$105	$(126)
Income from equity method investments, net	4,721	4,135
Other income (expense)	(39)	10

Income before income taxes	$3,664	$3,163

Segment income statement information for the three months ended June 30, 2008 and 2007 is set forth below:

	2008	2007

Revenues
Telephone	$4,428	$4,863
Online	1,341	1,440
Eliminations	(392)	(425)

Total revenues	$5,377	$5,878

Depreciation and amortization
Telephone	$1,002	$934
Online	65	360

Total depreciation and amortization	$1,067	$1,294

Operating loss
Telephone	$(472)	$(38)
Online	179	(118)

Total operating loss	(293)	(156)

Interest income (expense)	192	(92)
Income from equity method investments, net	2,574	2,265
Other income (expense)	10	28

Income before income taxes	$2,483	$2,045

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
NOTE 7: MATERIALS AND SUPPLIES
Material and supplies are carried at average cost. As of June 30, 2008 and December 31, 2007, material and supplies consisted of the following:

	2008	2007

Inventory for outside plant	$556	$513
Inventory for inside plant	623	486
Inventory for online equipment	171	160
Inventory for video equipment	150	378
Inventory for equipment held for sale or lease	34	54

	$1,534	$1,591

NOTE 8: PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are carried at cost, consisting of the following as of June 30, 2008 and December 31, 2007:

	2008	2007

Land, buildings and other support equipment	$9,740	$9,667
Network communications equipment	30,563	30,035
Telephone plant	27,565	27,201
Online plant	12,501	11,609

Plant in service	80,369	78,512
Plant under construction	1,425	1,324

	81,794	79,836
Less: Accumulated depreciation	46,440	44,045

Property, plant and equipment, net	$35,354	$35,791

NOTE 9: INVESTMENTS
The Company is a limited partner in Orange County-Poughkeepsie Limited Partnership (“O-P”) and had a 8.108% investment interest as of June 30, 2008 which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East LP.
The following summarizes the income statement for the six months ended June 30 that O-P provided to the Company:

	2008	2007

Net sales	$73,411	$68,429
Cellular service cost	10,182	11,167
Operating expenses	5,420	4,697

Operating income	57,809	52,565
Other income	416	533

Net income	$58,225	$53,098

Company share	$4,721	$4,135

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
The following summarizes the income statement for the three months ended June 30 that O-P provided to the Company:

	2008	2007

Net sales	$39,502	$35,680
Cellular service cost	5,180	5,406
Operating expenses	2,792	2,365

Operating income	31,530	27,909
Other income	221	261

Net income	$31,751	$28,170

Company share	$2,574	$2,265

The following summarizes the balance sheet as of June 30, 2008 and December 31, 2007 that O-P provided to the Company:

	2008	2007

Current assets	$19,956	$13,048
Property, plant and equipment, net	37,502	39,147

Total assets	$57,458	$52,195

Total liabilities	$499	$461
Partners’ capital	56,959	51,734

Total liabilities and partners’ capital	$57,458	$52,195

NOTE 10: PENSION AND POSTRETIREMENT OBLIGATIONS
The following components of net periodic cost (income) are for the six months ended June 30:

			Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007

Service cost	$2	$2	$25	$120
Interest cost	433	425	125	216
Expected return on plan assets	(486)	(490)	(75)	(83)
Amortization of transition asset	—	—	18	26
Amortization of prior service cost	28	28	(162)	(10)
Amortization of net loss	91	112	65	99

Net periodic benefit cost (income)	$68	$77	$(4)	$368

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
The following components of net periodic cost (income) are for the three months ended June 30:

			Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007

Service cost	$1	$1	$(15)	$60
Interest cost	216	212	53	108
Expected return on plan assets	(243)	(245)	(38)	(41)
Amortization of transition asset	—	—	5	13
Amortization of prior service cost	14	14	(80)	(5)
Amortization of net loss	46	56	23	50

Net periodic benefit cost (income)	$34	$38	$(52)	$185

The Company expects to contribute $327 to its pension plan in 2008. As of June 30, 2008, the Company has not made any contributions to either its pension or postretirement plans.
During the second quarter of 2008, changes to the postretirement medical plan were adopted as a result of negotiating a new agreement with its union employees. This resulted in a one time curtailment gain of approximately $469 for the three and six months ended June 30, 2008. The curtailment gain is due to the elimination of benefits under the plan for significant number of active participants who may have become eligible for retiree medical benefits.
In addition, the Company implemented amendments to its postretirement medical plan that resulted in adjustments to the prior service costs base, which is being amortized as part of net periodic postretirement benefit cost over the expected lifetime of the participants.
NOTE 11: INCOME TAXES
Generally for interim tax reporting, one overall estimated annual effective tax rate is computed for tax jurisdictions not subject to valuation allowance and applied to the year to date ordinary income loss.
Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) requires uncertain tax positions to be classified as non-current income tax liabilities unless expected to be paid within one year. In December 2007, the Company filed with the Internal Revenue Service (“IRS”) a request for a change in accounting method that if accepted, would allow the Company to include in its Federal consolidated income tax returns for the next four years, Universal Service Fund income that was treated as non-taxable in years 2004 and 2005. In June 2008, the IRS approved the request for a change in accounting method, and as a result, the Company de-recognized the entire liability and the related accrued interest expense. For the three and six months ended June 30, 2008, the amount of accrued interest de-recognized was $280 and has been reflected in the accompanying statements of income. As of June 30, 2008, the Company has no liability for unrecognized tax benefits.
The Company’s U.S. subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2004 and thereafter. The Company’s 2006 federal income tax return is currently under examination by the IRS.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)
NOTE 12: SHAREHOLDERS’ EQUITY
The Company has 10,000,000 authorized Common shares at a par value of $0.01; 5,000 authorized Preferred shares at a par value of $100; and 10,000,000 authorized Preferred shares at a par value of $0.01.
A summary of the changes to shareholders’ equity for the six months ended June 30, 2008 and 2007 is provided below:

	2008	2007

Shareholders’ equity, beginning of period	$36,419	$32,772
Adoption of FASB interpretation No. 48	—	(215)
Net income	2,378	2,076
Dividends paid on common stock	(2,141)	(2,141)
Dividends paid on preferred stock	(13)	(13)
Changes in pension and postretirement benefit plans	26	167

Shareholders’ equity, end of period	$36,669	$32,646

As of June 30, 2008, the Company has awarded conditional stock options for 110,500 share of its common stock and 24,000 restricted shares of its common stock pursuant to the Warwick Valley Telephone Company 2008 Long-Term Incentive Plan (the “Plan”). The awards are conditional until the Plan has been approved by the New York Public Service Commission and the New Jersey Public Utilities Board. The Company has not recorded any expense, as of June 30, 2008, relating to these awards because the “grant date” cannot be determined until the aforementioned approvals have been received.
NOTE 13: COMMITMENTS
The Company has entered into employment agreements with two Officers for a combined annual base salary of $520,000 per year, plus an annual bonus of up to 50% of the base salary. Additionally, the Officers were conditionally granted 70,500 stock options and 14,000 restricted shares as incentive compensation. This incentive compensation is conditional subject to the approval of the Company’s Long Term Incentive Plan by the New York Public Service Commission and the New Jersey Public Utilities Board. The term of these agreements are two years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Warwick Valley Telephone Company (the “Company”, “we”, “our”, or “us”) provides communication services to customers in the contiguous Towns of Warwick, Goshen and Wallkill, New York, and the Townships of West Milford and Vernon, New Jersey. Our service area is primarily rural and has an estimated population of 50,000. Our services include providing local and toll telephone service to residential and business customers, access and billing and collection services to interexchange carriers, Internet access and video service. We have installed advanced digital switching equipment in all of our exchanges and fiber optic routes between our central office and all neighboring telephone companies. We report our results in two operating segments: telephone and Online. The telephone segment provides telecommunications services, including local, network access and long distance services and messaging, and yellow and white pages advertising and electronic publishing. The Online segment provides video as well as broadband and dial-up Internet services.
Within the telephone business unit, the Company has a wholly-owned subsidiary, Warwick Valley Long Distance, Inc. (“WVLD”). WVLD resells toll telephone services to our subscribers. We began operating as a Competitive Local Exchange Carrier (“CLEC”) in Middletown, New York in 1999, in Scotchtown, New York in 2001 and Vernon, New Jersey in 2002. We also resell wireless service.
The sections that follow provide information about the important aspects of our operations and investments, both at the consolidated and segment levels, and include discussions of our results of operations, financial position and sources and uses of cash. Additionally, we have highlighted key trends and uncertainties to the extent practicable. The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statement and Notes thereto appearing elsewhere in this Form 10-Q and our Consolidated Financial Statements and Notes contained in our Form 10-K for the year ended December 31, 2007.
The financial information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in thousands of dollars, except per share amounts.
Overview
During the three-month period ended June 30, 2008, net income increased by 20%, from $1,350 to $1,618 in comparison to the three-month period ended June 30, 2007. This increase was attributable primarily to an improvement in O-P income and a one time curtailment gain of $469 before tax for postretirement benefit costs resulting from the Company’s new contracts with Local 503 of the International Brotherhood of Electrical Workers (“IBEW”); without this one time curtailment gain the net income for the three-month period ended June 30, 2008 decreased by 3% from $1,350 to $1,313 in comparison to the three-month period ended June 30, 2007. This decrease was due to increased wages associated with the ramp-up of our sales and sales support force and infrastructure costs focusing on the small and medium-sized business market, the continued loss of access lines due to competition and technology substitution, as well as one time separation costs for management employees.
The following sets forth the Company’s business objectives, and explains how management believes these objectives will affect the future business of the Company:
•	Grow revenues — while year over year quarterly revenues have declined, the number of broadband Internet access and video subscribers increased. Last year, we introduced competitively priced bundled offerings to our residential Incumbent Local Exchange Carrier (“ILEC”) customers, which included a “Triple Play”, bundling voice, broadband Internet access, and video. These offerings were introduced as a retention strategy, and as expected, caused some reduction in per unit revenue. Throughout 2007, we improved our ILEC broadband Internet access and video coverage and as a result introduced High Definition video (“HDTV”) and higher speed broadband during the second quarter of 2008. Revenue growth strategies include: filing of five new calling features and two bundles with the New York State Public Service Commission (“NYPSC”) for residential ILEC customers and the launch of a “win-back” campaign to recapture customers previously lost to competition. Our upgraded broadband and video offerings have been developed to work in conjunction with our “win-back” campaign. The Company’s branded wireless offering has been expanded to include popular “text-to-talk” and pre-paid packages, and the product is now included in our business product portfolio. To address the micro end of the business segment we also launched, in the second quarter, a Small Office/Home Office (“SoHo”) product suite. In addition to traditional voice and internet services, our SoHo product offering includes web design, hosting and advertising solutions.

We have also introduced VoiceNet Complete, our hosted Voice over Internet Protocol (VoIP) service, primarily targeting small and medium sized business customers and, as of June 30, 2008, we closed thirty-three VoiceNet customer contracts. We believe that these combined efforts will help offset the effects of competition and technology substitution that have resulted in access line losses.
•	Expense control—during the second quarter of 2008, the Company focused on increasing our sales force and sales force support focusing on the small and medium sized business market, and as a result, wages increased. We continue to concentrate on reducing expenses in order to improve operating margin.
•	Capital allocation — we have a long history in successful deployments of new technology. We were one of the first rural telephone companies to install digital switching, to offer Internet access as an Internet Service Provider (ISP), and to offer video service as an alternative to cable TV companies. We have continued to invest in our operations to gain enhanced operating efficiencies and to enable the introduction of new services to our customers. During the second quarter of 2008, we have continued to deploy capital to upgrade our video services and VoIP to a greater number of our customers.
•	Shareholder value creation — we are firmly committed to creating value for our shareholders by the successful planning and deployment of the above initiatives. We also remain committed to expansion of our CLEC activities through either building or acquiring additional capability.
Results of Operations for the three months ended June 30, 2008 and 2007
OPERATING REVENUES
Operating revenues for the three-month period ended June 30, 2008 decreased by $501 (or 9%) from $5,878 in the same quarter in 2007 to $5,377. This decrease was due primarily to:
•	A decrease in network access revenues of $344 (or 17%) was primarily due to lower local switch support revenues received from the Universal Service Fund (“USF”) and declining billable switched access minutes.

•	A decrease in long distance revenue of $80 (or 10%) due to losses in our customer base as our access lines continue to decrease as well as the effect of customers switching to our promotional prices.

•	A decrease in Online service revenues of $98 (or 7%) mainly due to a decrease in dial-up service revenues from the continued migration of customers primarily outside the Company’s service territory to other high speed Internet providers.

•	A decrease in local network service revenues of $36 (or 4%) mainly as a result of the loss of second access lines that were being utilized by our customers for dial-up Internet service, as our customers continue to switch to high speed broadband services for Internet access, and the loss of customers switching to our competitor’s telephone service.
Partially offset by:
•	An increase in other services and sales revenues of $71 (or 17%) due primarily to revenue from sales of customer business telephone systems offset by a decrease in ancillary revenues.
OPERATING EXPENSES
Operating expenses for the three-month period ended June 30, 2008 decreased $364 (or 6%) from $6,034 for the same quarter in 2007 to $5,670 due mainly to decreases during the second quarter of 2008 in:
•	A postretirement liability curtailment gain of $469 resulting from the elimination of benefits of certain union employees as a result of the negotiation of the new union agreement.

•	Corporate operations expense of $324 (or 20%) due mainly to lower benefit costs associated with the reduction of management’s portion of 401K match, lower professional fees and corporate insurance costs, partially offset by an increase in legal fees.

•	Depreciation expense of $227 (or 18%) primarily due to fully depreciated Internet equipment.

Partially offset by increases during the second quarter of 2008 in:
•	Plant specific expenses of $391 (or 45%) mainly due to an increase in trunk line costs for the telephone segment, salaries associated with the addition of employees in the operations department partially offset by lower benefit costs associated with the management’s portion of 401K match and lower corporate insurance costs.

•	Customer operations of $156 (or 17%) due mainly to an increase in salaries associated with the addition of employees in the marketing and sales departments partially offset by lower benefits due to a decrease in managements’ portion of 401K match and insurance costs.

•	Other plant non-specific expense of $74 (or 10%) due to increased costs associated with the Company’s wireless service and salaries associated with the addition of employees in the network department, which was offset slightly due to lower benefit costs associated with the reduction of management’s portion of the 401K match and lower corporate insurance costs.
OTHER INCOME (EXPENSE)
Other income (expense) for the three-month period ended June 30, 2008 increased $575 (or 26%) from $2,201 for the same quarter in 2007 to $2,776. This increase is due mainly to:
•	An increase during the second quarter 2008 in income from equity method investments of $309 as a result of increased earnings from O-P and the Company’s additional investment in O-P in fiscal year 2007.

•	A reduction of interest expense of $284 mainly as a result of the reversal of accrued interest for the company’s FIN 48 liability which was de-recognized due to the approval by the IRS to allow the reporting of its taxable income in future periods.
Results of Operations for the six months ended June 30, 2008 and 2007
OPERATING REVENUES
Operating revenues for the six-month period ended June 30, 2008 decreased by $748 (or 6%) from $11,769 in the same quarter in 2008 to $11,021. This decrease was due primarily to:
•	A decrease in network access revenues of $380 (or 9%) primarily due to lower local switch support revenues received from the USF and declining billable switched access minutes.

•	A decrease in Online service revenues of $233 (or 8%) mainly due to a decrease in dial-up service revenues from the continued migration of customers primarily outside the Company’s service territory to other high speed Internet providers. In total, the number of customers choosing the Company’s Internet dial-up services decreased from 3,451 for the comparable period in 2007 to 2,049 in 2008, a decrease of 41%.

•	A decrease in local network service revenues of $112 (or 7%) mainly as a result of the loss of second access lines that were being utilized for dial-up Internet service as customers continue to switch to high speed broadband services for Internet access as well as the loss of customers switching to our competitor’s telephone service. The number of access lines decreased from 23,297 for the comparable period in 2007 to 21,230 in 2008, a decrease of 9%.

•	A decrease in long distance revenue of $168 (or 10%) due to losses in our customer base as our access lines continue to decrease as well as the effect of customers switching to our promotional prices.

Partially offset by:
•	An increase in other services and sales revenues of $172 (or 21%) due primarily to revenue from sales of customer business telephone systems offset be a decrease in ancillary revenues.
OPERATING EXPENSES
Operating expenses for the six-month period ended June 30, 2008 decreased $481 (or 4%) from $12,625 for the same quarter in 2007 to $12,144. This decrease is due primarily to:
•	A postretirement liability curtailment gain of $469 resulting from the elimination of benefits of certain union employees as a result of the negotiation of the new union agreement.

•	Corporate operations expense of $576 (or 18%) mainly due to a decrease in professional fees, lower fees associated with hiring costs incurred in 2007 lower benefit costs associated with the reduction of the management’s portion of the 401K match, professional fees and corporate insurance costs, partially offset by an increase in legal fees

•	Depreciation expense of $162 (or 6%) mainly due to fully depreciated Internet equipment partially offset by in increase associated with the business operating support system placed in service in July 2007.

•	Cost of services and sales of $145 (or 21%) primarily due to decreases for access for long distance services and trunk line charges for Internet.

•	Property, revenue and payroll taxes of $18 (or 2%) mainly as a result of lower estimated taxes for 2008.
Partially offset by increases in:
•	Plant specific expenses of $519 (or 25%) mainly due to an increase in trunk line costs for the telephone segment, partially offset by lower benefit costs associated with the reduction of management’s portion of the 401K match and lower corporate insurance costs.

•	Customer operations of $234 (or 12%) due mainly to an increase in salaries associated with the addition of employees in the marketing and sales departments, partially offset by lower benefit costs associated with management’s portion of the 401K match and lower corporate insurance costs.

•	Other plant non-specific expense of $136 (or 9%) associated with increases with the Company’s wireless service and salaries associated with the addition of employees in the network department, offset slightly due to decreases of benefit costs associated with the reduction of management’s portion of the 401K match and lower corporate insurance costs.
OTHER INCOME (EXPENSE)
Other income (expense) for the six-month period ended June 30, 2008 increased $768 (or 19%) from $4,019 in the same quarter 2007 to $4,787. This increase is due mainly to:
•	An increase in income from equity method investments of $586 (or 14%) as a result of increased earnings from O-P and the Company’s additional investment in O-P in fiscal year 2007.

•	A reduction of interest expense of $231 (or 183%) mainly as a result of the reversal of accrued interest for the Company’s FIN 48 liability which was de-recognized due to the approval by the IRS to allow the reporting if its taxable income in future periods.
Partially offset by:
•	Other expenses of $49 (or 490%) due primarily to increases in donations and taxes.

LIQUIDITY AND CAPITAL RESOURCES
The Company had $5,735 of cash and cash equivalents available at June 30, 2008 as compared with $7,330 at June 30, 2007.
The Company has a $4,000 line of credit with Provident Bank, (the “Bank”) of which the entire amount remained unused at June 30, 2008. In the event of a drawdown, interest would be applied based on a variable rate that is a function of the Prime Commercial Lending Rate as listed in the Wall Street Journal. Borrowings are on a demand basis with limited restrictions relating to written notification to the Bank requesting a drawdown, the use of requested funds, and the expected means for repayment.
As of June 30, 2008, $6,455 in principal amount was outstanding under the CoBank ACB term credit facility. The final payment is due July 20, 2012. We are required to make interest and outstanding principal payments in quarterly installments under the term debt facility.
CASH FROM OPERATING ACTIVITIES
The Company’s primary source of funds continues to be generated from operations, supplemented by cash distributions from O-P. The Company’s cash distributions from O-P for the Company’s share of O-P earnings totaled $4,297 and $3,794 for the six months ended June 30, 2008 and 2007, respectively. O-P’s cash distributions are made to the Company on a quarterly basis at the discretion of the general partner. The increase in O-P’s revenues discussed above reflects revenues as accrued for accounting purposes. The amounts discussed in this paragraph reflect actual cash receipts by the Company from O-P.
CASH FROM INVESTING ACTIVITIES
Capital expenditures totaled $1,982 during the six months ended June 30, 2008 as compared to $1,906 for the corresponding period of 2007. The Company plans to continue to deploy capital to upgrade video services and VoIP to a greater number of our customers during the remainder of 2008.
CASH FROM FINANCING ACTIVITIES
Dividends declared on our Common Shares by the Board of Directors were $0.20 per share for the three months ended June 30, 2008 and 2007. The total amount of dividends paid on our Common Shares for each of the six months period ended June 30, 2008 and 2007 was $2,141.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No.141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for annual periods beginning after December 15, 2008. The Company is currently assessing the potential impact that adoption of SFAS 160 would have on its consolidated financial statements.

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
CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others the following: general economic and business conditions, both nationally and in the geographic regions in which the Company operates; industry capacity; demographic changes; existing governmental regulations and changes in or the failure to comply with, governmental regulations; legislative proposals relating to the businesses in which the Company operates; competition; or the loss of any significant ability to attract and retain qualified personnel. Given these uncertainties, current and prospective investors should be cautioned in their reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments. For a further discussion of the matters described above, see Item 1A, “Risk Factors” in our Annual Report on Form 10K for the year ended December 31, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company does not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes. The Company’s only assets exposed to market risk are its interest bearing bank accounts, into which the Company deposits its excess operating funds on a daily basis. The Company has $3,673 of funds deposited in an interest bearing money market account with CoBank and a $109 certificate of deposit currently held with our primary commercial bank. In regards to its CoBank loan, the Company has the option of choosing the following rate options: Weekly Quoted Variable Rate, Long-Term Fixed Quote and a Libor Option. The Company does not believe that its exposure to interest rate risk is material.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our President and Chief Executive (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation our President and Chief Executive (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have concluded that our disclosure controls and procedures are not effective in ensuring that all material information required to be filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Commission because of material weaknesses in its internal control over financial reporting as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).
In light of the material weaknesses described in the 2007 Form 10-K, we continue to perform additional analyses and other post-closing procedures to ensure that our interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Accordingly, we believe that the interim condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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
The Company continued the following ongoing remediation efforts during the second quarter of 2008:
•	To prohibit users to post adjusting entries to closed periods without authorization, the Company initiated a programming project to add a hard close feature to its general ledger application;

•	Established procedures to enhance control over changes to the production applications process and restricted access to various financial application programs and data, and

•	Established procedures over the preparation, review and approval of inventory account reconciliations.
No other changes to internal controls over financial reporting have been made during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not aware of any pending legal proceedings to which we are party or to which any of our property is subject, other than routine litigation incidental to our business.
ITEM 1A. RISK FACTORS
The following risk factor restates one of the risk factors that was previously disclosed in our 2007 Form 10-K and should be read in connection therewith.
The Company has identified material weaknesses in its internal controls over financial reporting that may prevent the Company from being able to accurately report its financial results or prevent fraud. Such weaknesses could harm our business and operating results, the trading price of our stock and our access to capital.
Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 required the Company to evaluate, and its independent registered public accounting firm to attest to, the design and operating effectiveness of the Company’s internal control over financial reporting. If the Company cannot provide reliable and accurate financial reports and prevent fraud, its business and operating results could be harmed. In connection with the evaluation of its internal control over financial reporting, the Company identified material weaknesses, and may discover in the future, areas of its internal control that need improvement. The Company’s efforts regarding internal controls are discussed in detail in the 2007 Form 10K under Item 9A, “Controls and Procedures.” We cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate these material weaknesses. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we, or our independent registered public accounting firm may identify in the future, could require us to incur additional costs, divert management resources or make other changes. The Company has not remediated most of the material weaknesses described in the 2007 Form 10-K under Item 9A, “Controls and Procedures.” If the Company does not remediate these material weaknesses, it will be required to report in its subsequent reports filed with the Commission that material weaknesses in the Company’s internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of the Company’s material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Information regarding the results for the voting at our 2008 Annual Meeting of Shareholders can be found in our Current Report on Form 8-K filed with the Commission on May 1, 2008.
ITEM 5. OTHER INFORMATION
Shareholders in 401(k) Plan
As of June 30, 2008, 2.1% of the Company’s outstanding Common Shares were held by employees in the Company’s 401(k) plan. These percentages fluctuate quarterly.
ITEM 6. EXHIBITS
3.2 By-Laws, amended.
10.1 Employment Agreement with Duane W. Albro, President, Chief Executive Officer.
10.2 Employment Agreement with Kenneth H. Volz, Executive Vice President, Chief Financial Officer & Treasurer.
31.1 Rule 13a-14(a)/15d-14(a) Certificate signed by Duane W. Albro, President, Chief Executive Officer.
31.2 Rule 13a-14(a)/15d-14(a) Certificate signed by Kenneth H. Volz, Executive Vice President, Chief Financial Officer & Treasurer.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Duane W. Albro, President, Chief Executive Officer.
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

Warwick Valley Telephone Company
Registrant

Date August 8, 2008	/s/ Duane W. Albro
Duane W. Albro
President, Chief Executive Officer (Principal Executive Officer)

Date August 8, 2008	/s/ Kenneth H. Volz
Kenneth H. Volz,
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)