Form 10-Q
period 2008-09-30
WARWICK VALLEY TELEPHONE CO
filed 2008-11-07
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☒      Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,351,780 Common Shares, $0.01 par value, outstanding at November 3, 2008.

ITEM 1. FINANCIAL STATEMENTS

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,574	$5,849
Accounts receivable - net of allowance for uncollectibles - $207 and $214, in 2008	2,557	3,067
and 2007, respectively
Other accounts receivable	126	152
Materials and supplies	1,218	1,591
Prepaid expenses	840	769
Deferred income taxes	98	119
Total current assets	10,413	11,547

Property, plant and equipment, net	35,247	35,791
Unamortized debt issuance costs	55	65
Other deferred charges	—	762
Investments	8,607	8,276
Other assets	210	210
Total assets	$54,532	$56,651

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$771	$940
Current maturities of long-term debt	1,519	1,519
Advance billing and payments	243	234
Customer deposits	101	116
Accrued taxes	315	80
Pension and postretirement benefit obligations	615	929
Other accrued expenses	1,530	1,830
Total current liabilities	5,094	5,648

Long-term debt, net of current maturities	4,556	5,695
Deferred income taxes	3,702	3,334
Long term income taxes payable	—	640
Other liabilities and deferred credits	40	591
Pension and postretirement benefit obligations	3,891	4,324
Total liabilities	17,283	20,232

Shareholders' equity
Preferred shares - $100 par value; authorized and issued shares of 5,000;
$0.01 par value authorized and unissued shares of 10,000,000;	500	500
Common stock - $0.01 par value; authorized shares of 10,000,000	60	60
issued 5,985,463 shares
Treasury stock - at cost, 633,683 common shares	(4,748)	(4,748)
Additional paid in capital	3,495	3,487
Accumulated other comprehensive loss	(836)	(875)
Retained earnings	38,778	37,995

Total shareholders' equity	37,249	36,419

Total liabilities and shareholders' equity	$54,532	$56,651

Please see accompanying condensed notes, which are an intergral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($ in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating revenues:	$6,245	$6,137	$17,266	$17,906

Operating expenses:
Cost of services and products (exclusive of depreciation
and amortization expense)	2,427	1,886	6,776	5,804
Selling, general and administrative expenses	2,672	2,984	8,041	9,103
Depreciation and amortization	1,106	1,410	3,532	3,998
Total operating expenses	6,205	6,280	18,349	18,905
Operating income (loss)	40	(143)	(1,083)	(999)

Other income (expense):
Interest income (expense), net of capitalized interest	(71)	(114)	34	(240)
Income from equity method investments	2,663	2,626	7,384	6,761
Other income (expense), net	(8)	(28)	(47)	(18)
Total other income (expense)	2,584	2,484	7,371	6,503
Income before income taxes and
extraordinary item	2,624	2,341	6,288	5,504
Income taxes	916	784	2,202	1,871
Income before extraordinary item	1,708	1,557	4,086	3,633
Extraordinary item, net of tax	(73)	—	(73)	—
Net Income	1,635	1,557	4,013	3,633
Preferred dividends	6	6	19	19
Income applicable to common stock	$1,629	$1,551	$3,994	$3,614

Basic earnings per common share
Income before extraordinary item	$0.32	$0.29	$0.76	$0.68
Extraordinary item	(0.01)	—	(0.01)	—
Basic earnings per share	$0.31	$0.29	$0.75	$0.68

Diluted earnings per common share
Income before extraordinary item	$0.32	$0.29	$0.76	$0.68
Extraordinary item	(0.01)	—	(0.01)	—
Diluted earnings per share	$0.31	$0.29	$0.75	$0.68

Weighted average shares of common stock
used to calculate earnings per share
Basic	5,351,780	5,351,780	5,351,780	5,351,780
Diluted	5,357,816	5,351,780	5,353,792	5,351,780
Dividends declared per common share	$0.20	$0.20	$0.60	$0.60

Please see accompanying condensed notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:

Net income	$4,013	$3,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,532	3,998
Postretirement liability curtailment gain	(469)	—
Stock-based compensation expense	8	—
Deferred income taxes	—	293
Interest charged to construction	—	(58)
Income from equity investments, net of distributions	(331)	(535)
Extraordinary item, net of tax	73	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	510	570
(Increase) decrease in other accounts receivable	26	18
(Increase) decrease in materials and supplies	373	(732)
(Increase) decrease in prepaid expenses	(71)	—
(Increase) decrease in other assets	—	9
(Increase) decrease in other deferred charges	26	(35)
Increase (decrease) in accounts payable	(169)	68
Increase (decrease) in customers' deposits	(15)	(20)
Increase (decrease) in advance billing and payment	9	—
Increase (decrease) in accrued taxes	235	(817)
Increase (decrease) in pension and postretirement benefit obligations	(218)	378
Increase (decrease) in other accrued expenses	(300)	(137)
Increase (decrease) in long term income taxes payable	(233)	(1,757)
Increase (decrease) in other liabilities and deferred credits	73	31

Net cash provided by operating activities	7,072	4,907

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,978)	(3,131)
Interest charged to construction	—	58
Purchase of investment	—	(4,376)

Net cash used in investing activities	(2,978)	(7,449)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1,139)	(1,139)
Dividends (Common and Preferred)	(3,230)	(3,230)

Net cash used in financing activities	(4,369)	(4,369)

Decrease in cash and cash equivalents	(275)	(6,911)

Cash and cash equivalents at beginning of period	5,849	12,296

Cash and cash equivalents at end of period	$5,574	$5,385

Please see the accompanying condensed notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Warwick Valley Telephone Company (the “Company”) provides communications services to customers in the Towns of Warwick, Goshen, and Wallkill, New York and the Townships of Vernon and West Milford, New Jersey. Its services include providing local and toll telephone service to residential and business customers; access, billing and collection services to inter-exchange carriers; Internet access; and video service.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in the interim condensed consolidated financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and any disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from such estimates. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Reclassifications

Certain items in the 2007 condensed consolidated financial statement have been reclassified in order to conform to the 2008 presentation. None of the reclassifications affect the Company’s results of operations or earnings per share for 2007.

NOTE 2: ACCOUNTING CHANGE - DISCONTINUANCE OF SFAS NO. 71

Historically, the Company’s telephone operations followed the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standard No. 71, (“SFAS 71”) “Accounting for the Effects of Certain Types of Regulation.” This accounting recognizes the economic effects of rate-making actions of regulatory bodies in the financial statements of the Company’s telephone operations.

The Company has continually monitored the appropriateness of the application of SFAS 71. A key aspect of the applicability of SFAS 71 is the assurance that rates can be charged to customers that enable the recovery of costs. The Company has concluded it is no longer reasonable to assume rates can be charged to customers which will enable it to recover its costs because of marketplace competition.

The Company has experienced increasing access line losses due to increased levels of competition in its Incumbent Local Exchange Carrier service areas. Cable television and wireless operators compete directly with the Company’s service offerings. The presence of these alternative telecommunication providers has transformed a pricing structure historically based on the recovery of costs to a pricing structure based on market conditions. The Company has reacted to these changed conditions by aggressively marketing programs based on service bundling and discounts.

As a result of these material factors impacting its operations, management of the Company has determined, in the third quarter of 2008, that it is no longer appropriate to continue the application of SFAS 71 for reporting its financial results. Accordingly, the Company has recorded a non-cash extraordinary loss of $73, net of a tax effect of $39,

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

upon discontinuance of the provisions of SFAS 71, as required by the provisions of Statement of Financial Accounting Standard No. 101, “Regulated Enterprises - Accounting for the Discontinuation of the Application of Financial Accounting Standard Board Statement No. 71”. The components of the non-cash extraordinary loss are as follows:

	Before Tax	After Tax
	Effects	Effects

Write Off of Regulatory Asset	$(736)	$(479)
Write Off of Regulatory Liability	624	406
Total	$(112)	$(73)

In conjunction with the discontinuance of SFAS 71, the Company has assessed the useful lives of their fixed assets and determined that the impacts of any changes were not material. Therefore, no adjustment have been made.

NOTE 3.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for annual periods beginning after December 15, 2008. The Company is currently assessing the potential impact that adoption of SFAS 160 would have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. SFAS 161 is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. The Company is currently evaluating the effects that SFAS 161 may have on its financial statements.

NOTE 4: FAIR VALUE

Effective January 1, 2008, the Company adopted SFAS No. 157, ‘‘Fair Value Measurements’’ (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, ‘‘Effective Date of FASB Statement No. 157’’, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3	Total

Money market funds	$5,298	$—	$—	$5,298

Effective January 1, 2008, the Company adopted SFAS No. 159 ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this statement.

NOTE 5: EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income applicable to common by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and the unvested restricted stock.

Weighted average number of shares of common stock used in diluted earnings per share is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Weighted average shares of common stock
used in basic earnings per share	5,351,780	5,351,780
Effects of stock options	1,443	481
Effects of restricted stock	4,593	1,531
	5,357,816	5,353,792

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

NOTE 6: COMPREHENSIVE INCOME

Comprehensive income consisted of the following for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Pension and postretirement benefits plans	$20	$128	$60	$384
Related deferred income taxes	(7)	(45)	(21)	(135)

Other comprehensive income	13	83	39	249

Net income for the period	1,635	1,557	4,013	3,633
Total comprehensive income	$1,648	$1,640	$4,052	$3,882

NOTE 7: SEGMENT INFORMATION

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

Segment balance sheet information as of September 30, 2008 and December 31, 2007 is set forth below:

	2008	2007
Assets
Telephone	$74,820	$70,960
Online	14,622	9,474
Eliminations	(34,910)	(23,783)
Total assets	$54,532	$56,651

Segment cash flow information for the nine months ended September 30, 2008 and 2007 is set forth below:

	2008	2007
Capital expenditures
Telephone	$1,149	$2,625
Online	1,829	506
Total capital expenditures	$2,978	$3,131

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

Segment income statement information for the nine months ended September 30, 2008 and 2007 is set forth below:

	2008	2007
Revenues
Telephone	$14,478	$14,877
Online	3,988	4,334
Eliminations	(1,200)	(1,305)
Total revenues	$17,266	$17,906

Depreciation and amortization
Telephone	$2,998	$2,919
Online	534	1,079
Total depreciation and amortization	$3,532	$3,998

Operating loss
Telephone	$(1,278)	$(872)
Online	195	(127)
Total operating loss	(1,083)	(999)

Interest income (expense)	34	(240)
Income from equity method investments, net	7,384	6,761
Other income (expense)	(47)	(18)
Income before income taxes and extraordinary item	$6,288	$5,504

Segment income statement information for the three months ended September 30, 2008 and 2007 is set forth below:

	2008	2007
Revenues
Telephone	$5,351	$5,145
Online	1,306	1,418
Eliminations	(412)	(426)
Total revenues	$6,245	$6,137

Depreciation and amortization
Telephone	$1,008	$1,051
Online	98	359
Total depreciation and amortization	$1,106	$1,410

Operating income (loss)
Telephone	$(9)	$(172)
Online	49	29
Total operating income (loss)	40	(143)

Interest income (expense)	(71)	(114)
Income from equity method investments, net	2,663	2,626
Other income (expense)	(8)	(28)
Income before income taxes and extraordinary item	$2,624	$2,341

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

NOTE 8: MATERIALS AND SUPPLIES

Material and supplies are carried at average cost. As of September 30, 2008 and December 31, 2007, material and supplies consisted of the following:

	2008	2007
Inventory for outside plant	$428	$513
Inventory for inside plant	578	486
Inventory for online equipment	85	160
Inventory for video equipment	86	378
Inventory for equipment held for sale or lease	41	54
	$1,218	$1,591

NOTE 9: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost, consisting of the following as of September 30, 2008 and December 31, 2007:

	2008	2007
Land, buildings and other support equipment	$9,681	$9,667
Network communications equipment	30,881	30,035
Telephone plant	27,764	27,201
Online plant	13,410	11,609
Plant in service	81,736	78,512
Plant under construction	1,011	1,324
	82,747	79,836
Less: Accumulated depreciation	47,500	44,045
Property, plant and equipment, net	$35,247	$35,791

NOTE 10: INVESTMENTS

The Company is a limited partner in Orange County-Poughkeepsie Limited Partnership (“O-P”) and had a 8.108% investment interest as of September 30, 2008 which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East LP.

The following summarizes the income statement for the nine months ended September 30 that O-P provided to the Company:

	2008	2007
Net sales	$114,454	$108,528
Cellular service cost	15,738	16,782
Operating expenses	8,335	7,178
Operating income	90,381	84,568
Other income	694	919
Net income	$91,075	$85,487
Company share	$7,384	$6,761

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

The following summarizes the income statement for the three months ended September 30 that O-P provided to the Company:

	2008	2007
Net sales	$41,044	$40,099
Cellular service cost	5,552	5,615
Operating expenses	2,915	2,480
Operating income	32,577	32,004
Other income	277	385
Net income	$32,854	$32,389
Company share	$2,663	$2,626

The following summarizes the balance sheet as of September 30, 2008 and December 31, 2007 that O-P provided to the Company:

	2008	2007
Current assets	$18,649	$13,048
Property, plant and equipment, net	37,628	39,147
Total assets	$56,277	$52,195

Total liabilities	$467	$461
Partners' capital	55,810	51,734
Total liabilities and partners' capital	$56,277	$52,195

NOTE 11: PENSION AND POSTRETIREMENT OBLIGATIONS

The following components of net periodic cost (income) are for the nine months ended September 30:

			Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007
Service cost	$3	$3	$37	$180
Interest cost	650	637	187	324
Expected return on plan assets	(729)	(735)	(110)	(124)
Amortization of transition asset	—	—	27	39
Amortization of prior service cost	42	42	(243)	(15)
Amortization of net loss	136	168	97	149
Net periodic benefit cost (income)	$102	$115	$(5)	$553

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

The following components of net periodic cost (income) are for the three months ended September 30:

			Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007
Service cost	$1	$1	$12	$60
Interest cost	216	212	62	108
Expected return on plan assets	(243)	(245)	(35)	(41)
Amortization of transition asset	—	—	9	13
Amortization of prior service cost	14	14	(81)	(5)
Amortization of net loss	46	56	32	50
Net periodic benefit cost (income)	$34	$38	$(1)	$185

As of September 30, 2008, the Company had contributed $327 to its pension plans.

During the second quarter of 2008, changes to the postretirement medical plan were adopted as a result of the Company’s new agreement with its union employees. This resulted in a one time curtailment gain of approximately $469. The curtailment gain is due to the elimination of benefits under the plan for a significant number of active participants who may have become eligible for retiree medical benefits.

In addition, the Company implemented amendments to its postretirement medical plan that resulted in adjustments to the prior service costs base, which is being amortized as part of net periodic postretirement benefit cost over the expected lifetime of the participants.

NOTE 12: INCOME TAXES

Generally for interim tax reporting, one overall estimated annual effective tax rate is computed for tax jurisdictions not subject to valuation allowance and applied to the year to date ordinary income loss.

Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) requires uncertain tax positions to be classified as non-current income tax liabilities unless expected to be paid within one year. In December 2007, the Company filed with the Internal Revenue Service (“IRS”) a request for a change in accounting method that would allow the Company to include in its Federal consolidated income tax returns for the next four years, Universal Service Fund income that was treated as non-taxable in years 2004 and 2005. In June 2008, the IRS approved the request for a change in accounting method, and as a result, the Company de-recognized the entire liability and the related accrued interest expense of $280, which has been reflected in the accompanying statement of income as a reduction of interest expense. As of September 30, 2008, the Company has no liability for unrecognized tax benefits.

The Company's U.S. subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2004 and thereafter. The Company’s 2006 federal income tax return is currently under examination by the IRS. The Company was notified in October 2008 that its 2007 federal income tax return is also subject to examination.

NOTE 13: SHAREHOLDERS’ EQUITY

The Company has 10,000,000 authorized shares of common stock at a par value of $0.01 per share; 5,000 authorized shares of preferred stock at a par value of $100 per share; and 10,000,000 authorized shares of preferred stock at a par value of $0.01 per share.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

A summary of the changes to shareholders’ equity for the nine months ended September 30, 2008 and 2007 is provided below:

	2008	2007
Shareholders' equity, beginning of period	$36,419	$32,772
Adoption of FASB interpretation No. 48	—	(218)
Net income	4,013	3,633
Dividends paid on common stock	(3,211)	(3,211)
Dividends paid on preferred stock	(19)	(19)
Stock and stock option compensation	8	—
Changes in pension and postretirement benefit plans	39	249
Shareholders' equity, end of period	$37,249	$33,206

NOTE 14:    EQUITY INCENTIVE PLANS

The Company shareholders approved a Long-Term Incentive Plan (the “Stock Plan”) at its annual meeting on April 25, 2008, subject to approval from the New Jersey Board of Public Utilities and the New York State Public Service Commission to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock. The New York State Public Service Commission issued an order approving the Stock Plan on September 3, 2008 and accepted by the Company on September 8, 2008. The New Jersey Board of Public Utilities approved the Stock Plan on June 16, 2008. The Stock Plan authorized for future issuance a total of 500,000 shares of common stock which may be either authorized but unissued shares, or shares that have been reacquired by the Company and designated as treasury shares. As of September 30, 2008, 390,500 shares of common shares were available for grant under the Stock Plan. The Stock Plan permits the issuance by the Company, of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares. The exercise price per share of the Company’s common stock purchasable under any stock option and stock appreciation rights shall not be less than 100% of the fair market value of one share of common stock on the date of grant. The term of any stock option and stock appreciation rights shall not exceed ten years. Restricted stock and restricted stock units are subject to vesting restrictions. Prior to September 8, 2008, the Company did not have a long term incentive plan.

Restricted Common Stock Awards

The following table summarizes the restricted common stock granted to certain eligible participants as of the nine months ended September 30, 2008:

		Grant Date
	Shares	Fair Value per Share

Restricted stock granted	19,000	$10.78

Stock-based compensation expense for restricted stock awards of $6 was recorded in the nine-months ended September 30, 2008. Restricted stock awards are amortized over their respective vesting periods of three years. The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis. The Company has not estimated expected forfeitures and is recognizing compensation expense only for those restricted Common Shares expected to vest.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

The following table summarizes the restricted common stock activity during the period ended September 30, 2008:

Unvested Shares	Shares	Grant Date Weighted Average per Share
Balance - January 1, 2008	—	$—
Granted	19,000	10.78
Vested	—	—
Forfeited	—	—
Balance - September 30, 2008	19,000	$10.78

The total fair value of restricted stock vested during the nine-month period ended September 30, 2008 was $0.

Stock Options

The following tables summarize stock option activity for the nine-month period ended September 30, 2008, along with options exercisable at the end of the period.

Options	Shares

Outstanding - January 1, 2008	—
Stock options granted	90,500
Exercised	—
Forfeited	—
Outstanding - September 30, 2008	90,500

Vested and Exercisable at September 30, 2008	—

Weighted Average
		Remaining	Aggregate
	Shares	Contractual	Intrinsic
Exercise Price per Share	Outstanding	Life (Years)	Value
$10.78	90,500	9.9	$39

Exercisable at September 30, 2008	—	—	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, (the difference between the Company’s closing stock price on the last trading day, September 30, 2008, and the exercise price times the number of shares) that would have been received by the option holders had all the option holders exercised in the money options on September 30, 2008. This amount changes based on the grant date fair market value of the Company’s common stock.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

The fair value of the above stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the nine months ended September 30, 2008:

Options	Nine months ended

Expected life (in years)	10
Interest rate	3.66%
Volatility	27.94%
Dividend yield	7.42%
Weighted-average fair value per share at grant date	$1.17

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock granted to employees that are included in the Company’s consolidated statements of income for the three and nine months ended September 30, 2008:

	Three Months	Nine Months
Stock-Based Compensation Expense	Ended	Ended

Cost of services and products	$—	$—
Selling, general and administrative expense	8	8
	$8	$8

As of September 30, 2008, $302 of total unrecognized compensation expense related to stock options and restricted common stock is expected to be recognized over a weighted average period of approximately three years.

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

Within the telephone business unit, the resells toll telephone services to its subscribers. The Company began operating as a Competitive Local Exchange Carrier (“CLEC”) in Middletown, New York in 1999, in Scotchtown, New York in 2001 and Vernon, New Jersey in 2002. The Company also resells wireless service.

The sections that follow provide information about the important aspects of our operations and investments, both at the consolidated and segment levels, and include discussions of our results of operations, liquidity and capital resources, financial position and sources and uses of cash. Additionally, we have highlighted key trends and uncertainties to the extent practicable. The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-Q and our Consolidated Financial Statements and Notes contained in our annual report on Form 10-K for the year ended December 31, 2007.

The financial information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in thousands of dollars, except per share amounts.

Overview

During the three-month period ended September 30, 2008, operating income increased by $183 (or 128%) to $40 from an operating loss of $143 for the three-month period ended September 30, 2007. This increase was primarily attributable to additional Universal Service Fund revenues received and a decrease in depreciation expense.

The following sets forth the Company’s business objectives, and explains how management believes these objectives will affect the future business of the Company:

•
Grow revenues - The Company’s greatest challenge continues to be maintaining and growing revenues in an increasingly competitive Incumbent Local Exchange Carrier (“ILEC”) environment. As ILEC access lines continue to decrease, we are focusing on adding new revenue sources including introducing new services to existing customers as well as expansion into new CLEC geographic markets we believe we can serve effectively and efficiently. We have continued to strengthen our “win-back” and “retention” programs by enhancing our bundled voice, broadband and video offering known as “Triple Play”. The Company has become a reseller of DirecTV and has launched a marketing campaign to include DirecTV as part of our competitive triple play offering enabling us to expand our base of potential triple play customers to include our previously dark television areas. By the end of the third quarter of 2008, we entered into 67 VoiceNet Complete contracts. VoiceNet Complete is our hosted Voice over Internet Protocol (“VoIP”) service, primarily targeting small and medium sized business customers. We believe that these combined efforts will help offset the effects of competition and technology substitution that have resulted in access line losses and revenue declines.

•
Expense control - During the third quarter of 2008 the Company saw a substantial reduction in employee benefit costs attributable to the union contracts negotiated in the second quarter. In addition, depreciation expense went down. Offsetting these lower expenses were higher wages due to the increase in sales staff and support associated with our growth initiatives.

•
Capital allocation - We have a long history of successfully deploying new technology. We were one of the first rural telephone companies to install digital switching which enables us to offer Internet access as an Internet Service Provider ("ISP"), and to offer video service as an alternative to cable television companies. We have continued to invest in our operations to gain enhanced operating efficiencies and to enable the introduction of new services to our customers. During the third quarter of 2008, we deployed capital to upgrade our broadband services and expand our VoIP deployment.

•
Shareholder value creation - We are firmly committed to creating value for our shareholders by the successful planning and deployment of the above initiatives. We remain committed to expansion of our CLEC activities through either building or acquiring additional capability.

Results of Operations for the three months ended September 30, 2008 and 2007

OPERATING REVENUES

Operating revenues for the three months ended September 30, 2008 increased by $108 (or 2%) to $6,245 from $6,137 in the same quarter in 2007. This increase was due primarily to:

•	An increase in network access revenues of $531 (or 26%) mainly due to additional Universal Service Fund revenues.

Partially offset by:

•
A decrease in long distance revenue of $231 (or 23%) due to losses in our customer base as our access lines continue to decrease, a direct effect of customers switching to our promotional prices, and a decline in minutes of use.

•	A decrease in data service revenues of $112 (or 8%) mainly due to a decrease in dial-up service revenues from the continued migration of customers to broadband providers other than the Company.

•
A decrease in local network service revenues of $48 (or 6%) mainly as a result of the loss of second access lines that were being utilized by our customers for dial-up Internet service, as our customers continue to switch to broadband services, and the loss of customers switching to wireless services or our competitor’s telephone service.

•
A decrease in other services and sales revenues of $22 (or 4%) due primarily to our declining customer base resulting in lower revenues for leased equipment, inside wire and other ancillary services billed to customers.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2008 decreased $75 (or 1%) to $6,205 from $6,280 for the same quarter in 2007. This decrease was due primarily to:

•	Selling, general and administrative expenses decreased $312 (or 10%) to $2,672 from $2,984 in 2007 due mainly to lower benefit costs and professional fees partially offset by higher sales force wages.

•	Depreciation expense decreased $304 (or 22%) to $1,106 from $1,410 in 2007 primarily due to some types of broadband equipment fully depreciating during 2007.

Partially offset by:

•
Cost of services and products increased $541 (or 29%) to $2,427 from $1,886 in 2007 due mainly to higher content costs for video services, access costs for long distance services, trunk line, plant maintenance and utility costs have also increased.

OTHER INCOME (EXPENSE)

Other income (expense) for the three months ended September 30, 2008 increased $100 (or 4%) to $2,584 from $2,484 for the same quarter in 2007. This increase is due primarily to:

•	An increase in income from equity method investments of $37 to $2,663 from $2,626 in the same quarter 2007 as a result of increased earnings from O-P.

•
A reduction of interest expense by $43 for the current quarter mainly due to the accrued interest for the company’s FIN 48 liability which was recorded during fiscal year 2007 and not accrued in fiscal year 2008, due to the approval by the IRS to allow the reporting of its taxable income in future periods.

EXTRAORDINARY ITEM

The Company has recorded a non-cash extraordinary loss of $73, net of a tax effect of $39, upon discontinuance of the provisions of SFAS 71, as required by the provisions of Statement of Financial Accounting Standard No. 101. For more information see Note 2 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations for the nine months ended September 30, 2008 and 2007

OPERATING REVENUES

Operating revenues for the nine months ended September 30, 2008 decreased by $640 (or 4%) to $17,266 from $17,906 during the same nine-month period in 2007. This decrease was due primarily to:

•	A decrease in data service revenues of $346 (or 8%) mainly due to a decrease in dial-up service revenues from the continued migration of customers to broadband providers other than the Company.

•
A decrease in local network service revenues of $158 (or 7%) mainly as a result of the loss of additional access lines that were being utilized for dial-up Internet service, as customers continue to switch to high speed broadband services for Internet access, and the loss of customers switching to our competitor’s telephone service.

•
A decrease in long distance revenue of $350 (or 13%) due mainly to losses in our customer base as our access lines continue to decrease, a direct effect of customers switching to our promotional prices, and declining minutes of use.

Partially offset by:

•	An increase in other services and sales revenues of $97 (or 7%) due primarily to sales of business telephone systems offset by a decrease in ancillary revenues.

•	An increase in network access revenues of $151 (or 2%) mainly due to additional Universal Service Fund revenues.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2008 decreased $556 (or 3%) to $18,349 from $18,905 for the same quarter nine-month period in 2007. This decrease is due primarily to:

•
Selling, general and administrative expenses decreased $1,062 (or 12%) to $8,041 from $9,103 in the same nine-month period 2007. This reduction was due mainly to a postretirement liability curtailment gain of $469 resulting from the elimination of benefits of certain union employees as a result of the new union agreement. Lower wages and benefits, professional fees, insurance and hiring costs also contributed to the decrease.

•
Depreciation expense decreased $466 (or 12%) to $3,532 from $3,998 in 2007 due mainly to some types of broadband equipment fully depreciating during 2007, partially offset by an increase associated with the creation of a business operating support system during fiscal year 2007.

Partially offset by:

•
Cost of services and products which increased $972 (or 17%) to $6,776 from $5,804 in 2007 due mainly to increased content costs for video services, access costs for long distance services, trunk line, plant maintenance and utility costs.

OTHER INCOME (EXPENSE)

Other income (expense) for the nine months ended September 30, 2008 increased $868 (or 13%) to $7,371 from $6,503 in the same quarter 2007. This increase is due primarily to:

•	An increase in income from equity method investments of $623 (or 9%) to $7,384 from $6,761 as a result of increased earnings from the Company’s investment in O-P in fiscal year 2007.

•
A reduction of interest expense of $274 (or 114%) mainly as a result of the reversal of accrued interest for the Company’s FIN 48 liability which was de-recognized due to the approval by the IRS to allow the reporting if its taxable income in future periods.

Partially offset by:

•	An increase in other expenses of $29 (or 161%) from $18 to $47 due mainly to increases in donations and taxes.

EXTRAORDINARY ITEM

The Company has recorded a non-cash extraordinary loss of $73, net of a tax effect of $39, upon discontinuance of the provisions of SFAS 71, as required by the provisions of Statement of Financial Accounting Standard No. 101 (see Note 2 to the Condensed Consolidated Financial Statements in this Form 10-Q).

LIQUIDITY AND CAPITAL RESOURCES

The Company had $5,574 of cash and cash equivalents available at September 30, 2008 as compared with $5,385 at September 30, 2007.

The Company has a $4,000 line of credit with Provident Bank, (the “Bank”) of which the entire amount remained unused at September 30, 2008. In the event of a drawdown, interest would be applied based on a variable rate that is a function of the Prime Commercial Lending Rate as listed in the Wall Street Journal. Borrowings are on a demand basis with limited restrictions relating to written notification to the Bank requesting a drawdown, the use of requested funds, and the expected means for repayment.

As of September 30, 2008, $6,075 in principal was outstanding under the CoBank ACB term credit facility. The final payment is due July 20, 2012. We are required to make interest and outstanding principal payments in quarterly installments under the term debt facility.

CASH FROM OPERATING ACTIVITIES

The Company’s primary source of funds continues to be generated from operations, supplemented by cash distributions from O-P. The Company’s cash distributions from O-P for the Company’s share of O-P earnings totaled $7,054 and $6,225 for the nine months ended September 30, 2008 and 2007, respectively. O-P’s cash distributions are made to the Company on a quarterly basis at the discretion of the general partner. The increase in O-P’s revenues discussed above reflects revenues as accrued for accounting purposes. The amounts discussed in this paragraph reflect actual cash receipts by the Company from O-P.

CASH FROM INVESTING ACTIVITIES

Capital expenditures totaled $2,978 during the nine months ended September 30, 2008 as compared to $3,131 for the corresponding period of 2007. During the third quarter of 2008, we deployed capital to upgrade our broadband services and expand our VoIP deployment.

CASH FROM FINANCING ACTIVITIES

Dividends declared on our shares of common stock by the Board of Directors were $0.20 per share for the three months ended September 30, 2008 and 2007. The total amount of dividends paid on our shares of common and preferred stock for each of the nine months period ended September 30, 2008 and 2007 was $3,230.

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

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for annual periods beginning after December 15, 2008. The Company is currently assessing the potential impact that adoption of SFAS 160 would have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. SFAS 161 is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. The Company is currently evaluating the effects that SFAS 161 may have on its financial statements.

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others the following: general economic and business conditions, both nationally and in the geographic regions in which the Company operates; industry capacity; demographic changes; existing governmental regulations and changes in or the failure to comply with, governmental regulations; legislative proposals relating to the businesses in which the Company operates; competition; or the loss of any significant ability to attract and retain qualified personnel. Given these uncertainties, current and prospective investors should be cautioned in their reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments. For a further discussion of the matters described above, see Item 1A, “Risk Factors” in our Annual Report on Form 10K for the year ended December 31, 2007 and our Quarterly Reports on Form 10-Q for the quarterly periods ending March 31 and June 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes. The Company’s only assets exposed to market risk are its interest bearing bank accounts, into which the Company deposits its excess operating funds on a daily basis. The Company has $3,687 of funds deposited in an interest bearing money market account with CoBank and a $1,611 certificate of deposit currently held with our primary commercial bank. In regards to the CoBank loan, the Company has the option of choosing the following rate options: Weekly Quoted Variable Rate, Long-Term Fixed Quote and a Libor Option. The Company does not believe that its exposure to interest rate risk is material.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation our President and Chief Executive (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have concluded that our disclosure controls and procedures are not effective in ensuring that all material information required to be filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Commission because of material weaknesses in our internal control over financial reporting as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

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

(b)	Changes in Internal Control over Financial Reporting

As previously reported in the 2007 Form 10-K, we are implementing enhancements and changes to our internal control over financial reporting to provide reasonable assurance that errors and control deficiencies will not recur. The Company recognizes the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal controls that affect the financial reporting process. Previously the Company reported remediation of the material weakness in its internal controls related to the recording of transactions for payroll by performing a baseline test of the payroll process.

The Company continued the following ongoing remediation efforts during the third quarter of 2008:

•	To prohibit users to post adjusting entries to closed periods without authorization, the Company initiated a programming project to add a hard close feature to its general ledger application;

•	Established procedures over the preparation, review and approval of inventory account reconciliations;

•	Established procedures to enhance control over changes to the production applications process and restricted access to various financial application programs and data; and

•	Established procedures over the preparation, review and approval of fixed asset account reconciliations.

No other changes to internal controls over financial reporting have been made during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending legal proceedings to which we are party or to which any of our property is subject, other than routine litigation incidental to our business.

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, identified in Item 1A of Part I of the Form 10-K.

ITEM 5. OTHER INFORMATION

Shareholders in 401(k) Plan

As of September 30, 2008, 2.1% of the Company’s outstanding Common Shares were held by employees in the Company’s 401(k) plan. These percentages fluctuate quarterly.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certificate signed by Duane W. Albro, President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certificate signed by Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Duane W. Albro, President and Chief Executive Officer.

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

Warwick Valley Telephone Company
Registrant
Date November 7, 2008

/s/ Duane W. Albro

Duane W. Albro
President and Chief Executive Officer
(Principal Executive Officer)
Date November 7, 2008

/s/ Kenneth H. Volz

Kenneth H. Volz
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)