Form 10-K
period 2008-12-31
WARWICK VALLEY TELEPHONE CO
filed 2009-03-16
CIK 104777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-11174

Warwick Valley Telephone Company
(Exact name of registrant as specified in its charter)

New York	14-1160510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Warwick, New York 47 Main Street (Address of principal executive offices)	10990 (Zip Code)

Registrant’s telephone, including area code:
(845) 986-8080

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 Par Value	The NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act  Yes ☐     No ☑

The aggregate market value of Warwick Valley Telephone Company Common Shares as of June 30, 2008 held by non-affiliates computed by reference to the price at which the Common Shares were sold on June 30, 2008 was $56,514,797.

The number of shares of Warwick Valley Telephone Company Common Shares outstanding as of March 11, 2009 was 5,351,780.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III, Items 10, 11, 12, 13 and 14 of this report is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on April 24, 2009, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 1.	Business.

GENERAL

Warwick Valley Telephone Company (the “Company,” “we,” “our” or “us”) was incorporated in New York on January 16, 1902 and is qualified to do business as a foreign corporation in New Jersey. Our executive offices are located at 47 Main Street, Warwick, New York 10990 and our telephone number is 845-986-8080.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments, are available free of charge on our website at www.wvtc.com as soon as reasonably practical after filing with the Securities and Exchange Commission. This website address is for information only and is not intended to be an active link or to incorporate any website information into this document.

We provide telephone service to customers (20,012 access lines as of December 31, 2008) in the contiguous towns of Warwick, Goshen and Wallkill, New York, and the townships of West Milford and Vernon, New Jersey. Our service area is primarily rural and has an estimated population of 50,000.

The dollar amounts in this Annual Report on Form 10-K are presented in thousands, except for share and per share amounts.

BUSINESS OPERATIONS

We report our results in two operating segments: telephone and online. In addition, we report the results of our investments. We evaluate the performance of the segments based upon factors such as revenue growth, expense containment, market share and operating income. We do not believe our sales are seasonal.

Operating Segments

Telephone

The telephone segment provides telecommunications services including local network services, network access services, long distance services, directory services and other services and sales. The telephone segment generated revenues from external customers of $17,515, $18,309 and $19,013 in the year ended December 31 2008, 2007 and 2006, respectively. It generated an operating loss of $(1,552), $(834) and $(2,957) in 2008, 2007 and 2006, respectively. The telephone segment had total assets after intercompany eliminations of $39,245, $47,177 and $55,735 in 2008, 2007 and 2006, respectively.

Local network services — Local network services include traditional dial tone which is primarily used to make or to receive voice, fax or analog modem calls from a residence or business. Our local network services are regulated by the Federal Communication Commission (“FCC”), New York State Public Service Commission (“NYPSC”) and New Jersey Board of Public Utilities (“NJBPU”). Included under local network services are custom calling services such as caller ID, call waiting, voice mail and other value-added services. These features allow users to display the number and/or name of callers, signal to the telephone user that additional calls are coming in, and send and receive voice messages. The sale of telephone and other equipment does not constitute a material part of our business and is contained within local network services.

Network access services — Network access services connect a customer’s telephone or other equipment to the transmission facilities of other carriers that provide long distance and other communications services.

Long distance services — These services result from the transport of intraLATA telecommunications traffic (traffic within our Local Access and Transport Area) to a destination that is outside of a local calling area. We also provide wire line interLATA long distance (commonly known as traditional long distance service) to our customers.

Directory services — Our directory service group publishes yellow and white page directories and sells advertising in these directories.

Other services and sales — These services relate to billing and collections provided to other carriers, inside wire revenue, circuit revenue, wireless services, and reciprocal compensation.

Within the telephone business unit, we have a wholly-owned subsidiary — Warwick Valley Long Distance Company, Inc. (“WVLD”). WVLD resells toll telephone services to our subscribers and has operated since 1993. WVLD operates in an extremely competitive marketplace with other interexchange carriers. In spite of this competition, we provide toll service to over 50% of our local exchange customers. During 2007, we revised our long distance and international plans in order to remain competitive with other interexchange carriers.

We began operating as a Competitive Local Exchange Carrier (“CLEC”) in Middletown, New York in 1999, in Scotchtown, New York in 2001 and Vernon, New Jersey in 2002. In addition, broadband services are provided through the interconnection of our fiber optic network with other carriers.

Online

The online segment (“Online”) provides broadband and dial-up Internet services, operations, and video over VDSL and ADSL2+ (digital TV products). The Online segment generated revenues from external customers of $5,475, $5,733 and $6,223 and operating income (losses) of $316, ($264) and ($837) in 2008, 2007 and 2006, respectively. The Online segment had total assets after intercompany eliminations of $16,022, $9,474 and $4,714 in 2008, 2007 and 2006, respectively.

Services and Products

Broadband Internet and dial-up Internet services allow a customer access to the Internet. We also provide a digital TV product (“Video”).

VoiceNet Complete, a hosted VoIP service primarily targeted at small- and medium-sized business customers.

During 2008, the number of dial-up and broadband Internet customers decreased. This transition resulted primarily due to competition from wireless and broadband service providers.

Our Video product enables us to bundle voice, video and data, the “Triple Play”, to our customers. Our Video product currently offers over 140 digital channels at what we believe to be competitive prices. In 2007, we began a deployment that enables enhanced features such as High Definition (“HD”) signals in response to growing customer demands for these features. In 2008 we entered into a reseller agreement with DirecTV (DTV), enabling us to offer a Triple Play bundle which includes voice, Internet and DTV. This offering is in addition to the bundles which include landline video. There can be no assurances of the success of the new Triple Play offering or that we will be able to profitably deliver landline video.

Additional products offered by Online include banner advertising, domain name registration, and web hosting.

Investments

We currently own an 8.108% limited partnership interest in the Orange County-Poughkeepsie Limited Partnership (“O-P”). Verizon Wireless of the East, L.P. (“Verizon”) is the general partner and the majority owner that currently has a 91.892% interest. On April 10, 2007, we completed the acquisition of an additional 0.6081% limited partnership interest in O-P by purchasing the 8.108% of the 7.5% limited partnership interest being sold by FairPoint Communications, Inc. (“FairPoint”). FairPoint had agreed to sell its interest in O-P to Cellco Partnership d/b/a Verizon Wireless (“Verizon Wireless”). We chose to exercise our right of first refusal pursuant to the partnership agreement of O-P to purchase a corresponding pro rata share of FairPoint’s interest. The price paid for the additional 0.6081% was $4,376. Of that amount, we have allocated $4,081 to the excess of the cost of the investment over the fair value of the assets acquired and it is deemed to be goodwill. As of December 31, 2008, the value of our investment in O-P is as follows:

8.108% interest in O-P Partnership’s Capital	$3,687
Goodwill	4,081

Total Investment	$7,768

O-P provides wholesale cellular telephone service throughout the Orange County-Poughkeepsie Metropolitan Service Area. Ongoing cash distributions to the partners are made according to the needs of the business as determined by Verizon. Cash distributions from O-P are used to fund principal and interest payments on our long-term debt as well as to pay dividends to our shareholders. The investment in O-P represented 14% and 15% of total assets as of December 31, 2008 and 2007, respectively, and the income from equity method investments represented 113%, 116% and 155% of income before income taxes and extraordinary item for the years ended December 31, 2008, 2007 and 2006, respectively. For more information on our O-P investment, see Note 10 to the Consolidated Financial Statements contained in Item 15(a) of this report.

Until January 3, 2006, we owned 17% of Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells the wireless services of Verizon under a private label. On January 3, 2006, we sold our interest to a group of outside investors for $700 in cash.

Major Customers

No customer accounted for more than 10% of our consolidated operating revenues in 2008, 2007, and 2006. The loss of a single customer or a few customers would not have a material adverse effect on any of our segments.

COMPETITION

Telephone

The Telecommunications Act of 1996 (the “1996 Act”) created a nationwide structure in which competition is allowed and encouraged between incumbent local exchange carriers (“ILEC”), interexchange carriers, competitive access providers, cable TV companies and other entities. The first markets of ours that were affected were those in New York and New Jersey in which regional toll service is provided. Regional toll competition reduced our revenues. We can also provide competitive local exchange telephone service, and have done so outside our franchised territory.

We currently provide access to the national and international calling markets as well as intrastate calling markets through all interested inter-exchange carriers, including our wholly owned subsidiary, WVLD. Access to the remainder of the intrastate calling markets is provided by us as well as other exchange carriers. WVLD, as an inter-exchange carrier, competes against all such other carriers, including cellular telephone providers and Internet-based service providers.

Our ILEC territory is surrounded by competitive telephone companies located within a 30-mile radius of Warwick, New York. In the fourth quarter of 2004, a cable company entered our Warwick, New York market offering a bundled package of competing voice, video and data services at a very low introductory price in an effort to gain market share from us and continues to be a major competitor in our market. With migration of landline voice service to cellular, other nationwide and regional wireless carriers are now also competing aggressively for our voice customers, including access lines and toll service.

We are currently competing for local service (access lines) with incumbent local exchange carriers in the Middletown, New York area, as well as the Vernon, New Jersey area — our competitive local exchange carrier footprint (CLEC.) In addition, we have expanded our CLEC footprint through business arrangements with other regional telecommunications companies that provide access to their transportation networks, thereby expanding the reach of our product offerings. In 2008, we launched our flagship business product - VoiceNet, a hosted Internet Protocol (“IP”) solution for the small and mid size business customer. The success of this product and overall CLEC strategy will determine if additional geographies are pursued. We have made a contingent bid to acquire the hosted Voice over Internet Protocol (“VoIP”) and wholesale assets of USA Datanet, a provider of business telecommunications services with headquarters in Syracuse, New York and customers throughout the Upstate New York region. There can be no assurance that we will implement any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in our franchise territory.

Online

The present market environment requires that our Online segment compete on the basis of service, speed and price. There are numerous competitors throughout our Online segment’s market area whose services are available to our customers. During 2008, Online broadband and dial-up revenues decreased due to the migration of customers to high speed Internet provided by the competition. Whether customer and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the evolving level of demand for voice, video and high speed data services.

In addition, our Video product, which was launched in April 2002, is competing against entrenched cable companies and satellite television companies. In the current market environment, to stay competitive, we must be able to offer a Video product on par with our competitors at a competitive price. In 2008, we entered in a reseller agreement with DTV enabling us to offer a Triple Play bundle which includes voice, internet and DTV. This offering is in addition to our bundles which include landline video. There can be no assurances of the success of the new Triple Play offering or that we will be able to deliver landline video profitably.

REGULATION

The communications industry has been and remains the subject of significant legislative and regulatory oversight at both federal and state levels. The Telecommunications Act of 1996 updated the Communications Act of 1934. This Act provided a structure for local competition, but required implementation and interpretation by the FCC, states and courts. Also, Congress has frequently proposed legislative amendments to the 1996 Act.

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

We serve as an ILEC and as a video and broadband service provider through our Online subsidiary. As such, we are subject to both state and federal regulation (FCC). We pursue regulatory and legislative policies that will further diminish regulatory burdens imposed on us. However, as an ILEC we remain subject to more regulation than our competitors. The following summary of the regulatory environment in which our business operates does not describe all present and proposed federal and state regulations affecting the communications industry. These laws and regulations are subject to change and any change may have an adverse effect on us in the future.

Federal regulation

Interstate toll and access service revenues are subject to the jurisdiction of the FCC. We receive reimbursement from carriers in the form of charges for providing carriers with access to and from our local network in addition to the compensation we receive from providing services to our end user customers.

As an ILEC providing carriers access to and from our local network, we are subject to regulation that is generally more extensive than the regulation of our competitors for these services. This regulation covers our rates and service terms, and also affects the terms on which we must provide connections and network elements to competitors.

In contrast, wireless service providers are not regulated from a retail pricing standpoint, but are subject to various licensing and technical requirements imposed by the FCC, including provisions related to the acquisition, assignment or transfer of radio licenses, and mandates, such as enhanced 911, or E-911, and wireless local number portability. Long distance and wireless service providers, which compete against us and also are our wholesale customers, are less regulated, without significant rate regulations or tariffing obligations.

Cable operators offering local and long distance voice services face less regulation of these services than our ILEC faces. A small but growing category of nomadic VoIP providers offers services that compete with our wire line offerings and also face a lighter regulatory burden. The FCC has preempted states from exercising entry and related economic regulation of such nomadic VoIP providers but the FCC has not preempted state regulation of fixed VoIP service commonly offered by cable operators.

We are a provider of VoIP services through our Online subsidiary and also compete against VoIP providers through our ILEC. The advent of VoIP services being provided by cable television and other companies has heightened the need for Federal and State regulators to determine whether VoIP is subject to the same regulatory and financial constraints as wire line telephone service. On November 9, 2004, the FCC issued an order in response to a petition from Vonage declaring that Vonage-style VoIP services were exempt from state telecommunications regulations. The FCC order applies to all VoIP offerings provided over broadband services. However, this order did not clarify whether or under what terms VoIP traffic may be subject to intercarrier compensation requirements; whether VoIP was subject to state tax or commercial business regulations; or whether VoIP providers had to comply with obligations related to 911 emergency calls, the Universal Service Fund (“USF”) and the Communications Assistance for Law Enforcement Act (“CALEA”). The FCC addressed these issues through its “IP-Enabled Services Proceedings”, which opened in February 2004.

On June 3, 2005, the FCC issued an order establishing rules requiring VoIP service providers to incorporate 911 emergency call capabilities for their customers as a standard feature of their services, rather than an optional enhancement. On September 23, 2005, the FCC required interconnected VoIP and broadband internet access service providers to comply with CALEA by mid-2007. In 2006, the FCC began the assessment of USF charges on VoIP providers. On October 31, 2007, Congress enacted the Internet Tax Freedom Act Amendments Act which established that state and local authorities could tax VoIP services.

Other issues regarding VoIP, such as whether VoIP that interconnects with switched networks qualifies as an “information service” or a “telecommunications service,” continue to be the subject of pending FCC proceedings. These issues continue to generate interest within the industry as they can affect ILEC charges for terminating VoIP calls and competitive parity among services and service providers. We cannot be certain whether and when the FCC will further clarify or modify rules governing treatment of VoIP services, or how any rule changes may ultimately affect us.

Our Online subsidiary offers services as an Internet Service Provider (“ISP”). Federal government authorities, including the FCC and the U.S. Congress, have considered proposals to regulate ISPs and network operators regarding the management of their networks and the use of information about their subscribers. The FCC has also decided several cases addressing these issues, relying on its existing authority, such as the general non-discrimination principles applicable to common carriers and extended through ancillary jurisdiction to all telecommunications, including broadband information services. Although rules have not been adopted, we cannot predict whether regulations or legislation affecting Internet services will be adopted that may increase costs, reduce potential revenues, or create regulatory disadvantages. In addition, we must operate in accordance with any decisions the FCC has made or may make in the future regarding our network management obligations.

Under federal law the FCC may exempt a video franchise from rate regulation based on a finding of effective competition in the franchise area. Online has obtained this exemption for all its video franchises except for a portion of Goshen, New York. The Goshen franchise is a recent expansion for Online and the Company will be seeking an exemption from the FCC for this franchise.

State regulation

Our New York telephone service operations are subject to the jurisdiction of the NYPSC and our New Jersey telephone service operations are subject to the jurisdiction of the NJBPU. These two bodies have regulatory authority over our local exchange operations with respect to rates, facilities, services, reports, issuance of securities and other matters such as corporate restructuring. As a result, our ability to respond quickly to changing market conditions or to implement a new business organization can be limited by the necessity of obtaining regulatory reviews or responding to interrogatories which can slow down or even prevent the desired transaction. As an ILEC, we generally face carrier of last resort, or COLR, obligations which include an ongoing requirement to provide service to all prospective and current customers in our service territories who request service and are willing to pay rates prescribed in our tariffs. In competitively-bid situations, such as newly constructed housing developments or multi-tenant dwellings, this may constitute a competitive disadvantage to us if competitors can choose to exclusively tie service to homeowner’s association fees or choose not to provide service to customers who are poor credit risks or customers they believe it would not be economically viable to serve.

Intrastate access charges in New York and New Jersey remain regulated. All local carriers in New Jersey are currently involved in an examination of intrastate switched access rates initiated by the NJBPU. A decision to lower those rates by the NJBPU could have a material impact on us.

Intrastate billing and collection services remain partly regulated in New York. The regulated services are provided under tariff. Some carriers provide their own billing and collection services and do not use our services.

We, along with other carriers, have recently been granted pricing flexibility under a March 4, 2008 NYPSC ruling for various intrastate retail telecommunications services. We have taken advantage of this flexibility to raise our rates for these services. We have the option to apply for further increases in 2009 and 2010. In early 2009 we petitioned for a similar regulatory treatment in the state of New Jersey. There can be no assurances that we will be able to obtain such price increases in 2009.

Our Online’s franchised Video business operates in New York pursuant to franchises authorized by New York municipalities, which are governed and approved by the NYPSC, and in New Jersey pursuant to municipal consents provided by New Jersey municipalities and franchises awarded by the NJBPU. The NYPSC, the NJBPU and the FCC have various regulations applicable to the operation of the franchised Video business, including requirements related to facilities, services, reports, issuance of securities and other matters such as corporate restructuring.

Federal Universal Service Fund

Federal universal service programs provide funding for services provided in high-cost areas, for reduced-rate services to low-income consumers, and for discounted communications and Internet services for schools, libraries and rural health care facilities. These programs are funded by contributions from telecommunications carriers and VoIP providers who are interconnected to the network. These contributions are based on an FCC-prescribed percentage and are recovered from customers through surcharges. In September 2005, the FCC deregulated ILECs’ high-speed Internet access service and in the process eliminated the universal service assessments on such services. In June 2006, the FCC required certain VoIP providers to contribute to the USF. The FCC is considering whether to replace the current revenue-based assessment for funding universal service in whole or in part with an assessment based on telephone numbers or connections to the public network.

The size of the federal USF has grown significantly in recent years. Increased support has been distributed to competitive carriers including wireless service providers. In response to this growth, the FCC has initiated several proceedings to investigate reforming the federal USF. One option under consideration would distribute support through the use of “reverse auctions” in which carriers would “bid” for the right to serve a high-cost area in exchange for a specified amount of USF support. Other reform proposals have been suggested, including one that would alter the distribution of universal service support by targeting it to much smaller geographic areas, therefore tying support more directly to the high cost areas that need support. Other proposals include capping the fund at current levels and replacing the existing USF program with three separate funds supporting wire line, wireless and broadband deployment in rural areas. In 2008, the FCC issued an order to cap on an interim basis the USF distributions to wireless service providers and CLECs at current levels. The impact of this order will be to curtail the growth of the USF. In the fourth quarter of 2008, the FCC considered substantial changes to the high cost programs in the USF and may adopt new USF regulations in 2009. We cannot predict what, if any, changes will be made to the USF and how these changes may affect us.

Pursuant to FCC requirements mentioned above, we contribute to the USF. Our obligation to this fund was $347, $239 and $398 in 2008, 2007 and 2006, respectively. Periodic cost studies conducted and filed with Universal Service Administration Company (“USAC”) determine the amount of annual contributions to be made by us to the USF. Based upon recent cost studies we do not currently expect that the amount contributed by us to the USF will change significantly in upcoming periods.

We have been designated as an Eligible Telecommunications Carrier (“ETC”) in New York and New Jersey, which has enabled us, since January 1, 1998, to receive substantial USF monies from USAC. As a result of FCC orders, all local exchange carriers have been required to reduce interstate access charges billed to toll carriers. To offset this revenue reduction, monthly payments from the high cost portion of the USF are provided to carriers with ETC status and other requirements set forth in the orders. We meet the requirements and received USF revenue of

$2,744, $2,401 and $2,696 in 2008, 2007 and 2006, respectively, which is included in operating revenue in the consolidated statements of income. We elected to participate in the Tariff/Pool administrated by National Exchange Carrier Association, Inc. (“NECA”) effective July 1, 2006, which provides a level of stability of cost recovery.

Potential changes in the funding and/or payout rules for the USF might reduce our revenues obtained from the USF. We cannot predict the level of USF funding, if any, we will receive in the future as a result of USF reforms.

Intercarrier Compensation

Intercarrier compensation includes regulated interstate and intrastate switched access charges that we, other ILECs, CLECs and wireless service providers receive from long distance carriers for the origination and termination of long distance calls and reciprocal compensation that interconnected local carriers pay to each other for terminating interconnected local and wireless calls. On average, intrastate switched access charges, which are currently regulated by state Public Utility Commissions (“PUCs”), are generally higher than interstate switched access charges, which are regulated by the FCC, and in turn interstate switched access charges are generally higher on a per-minute basis than are reciprocal compensation rates.

Comprehensive intercarrier compensation reform received extensive review at the federal level, generating significant activity at the FCC during the fourth quarter of 2008. Although the FCC has not produced an order revising the intercarrier compensation system, it is possible that the FCC could issue an order in the near-term. It is possible that such an order could result in negative financial consequences and impact intercarrier compensation revenues, federal USF receipts, our interconnection and intercarrier compensation expenses, and the rates charged to our retail customers.

ISP Bound Traffic

In November 2008, the FCC issued an order resolving an order from the U.S. Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) that had remanded, for the second time, long-standing FCC rules governing compensation paid by carriers for traffic routed to ISPs. The FCC order re-imposed its long-standing rules. The order, however, was appealed to the D.C. Circuit with a decision expected in 2009. It is unknown at this time whether the court will uphold the FCC order, remand the proceeding again, or vacate the rules altogether. Depending upon the outcome, we and other ILECs could see significantly higher costs for handling this traffic and potential claims alleging underpayment for past traffic. The FCC has been reviewing this issue in conjunction with broader, intercarrier compensation reform, and if the FCC takes action to change its intercarrier compensation rules, such action may reduce the risk or impact of the legal challenge to the FCC’s November 2008 order.

IMPACT OF INFLATION

Inflation is still a factor in our economy and we continue to seek ways to mitigate its impact. To the extent permitted by competition or regulation, we pass increased costs on to our customers by increasing sales prices over time.

EMPLOYEES

As of February 10, 2009, we had 87 full-time and 15 part-time employees, including 57 non-management employees of which 49 are represented by Local 503 of the International Brotherhood of Electrical Workers (“IBEW”). We negotiated a new three year agreement with our union members on May 1, 2008. Key provisions of the new contract were: annual wage increases of 1.5% on May 1, 2008, 1.5% on May 1, 2009 and 1.5% on May 1, 2010; the capping of retiree medical benefit costs; decreasing our 401(k) match to 4% of gross wages for all employees with an opportunity to increase to 4.5% should we reach positive Operating Income as measured by Earnings Before Income Taxes (“EBIT”).

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those listed under Item 1A of this report and, among others, the following: general economic and business conditions, such as the current economic downturn, both nationally and in the geographic regions in which we operate; industry capacity; demographic changes; existing governmental regulations and changes in or the failure to comply with, governmental regulations; legislative proposals relating to the businesses in which we operate; competition; or the loss of any significant ability to attract and retain qualified personnel. Given these uncertainties, current and prospective investors should be cautioned in their reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

Item 1A.	Risk Factors.

RISK FACTORS

We have a history of operating losses and there is no assurance that we will maintain profitability in the future.

We have a history of operating losses. We have sustained operating losses of $1,236, $1,098 and $3,794 for the years ended December 31, 2008, 2007 and 2006, respectively. We cannot predict if we will generate profitable operations in the future. If we cannot generate profits in the future, our failure to do so could adversely affect the market price of our common shares, which in turn could adversely affect our ability to raise additional equity capital or to incur additional debt.

We provide services to customers over access lines. If access lines decline, operating results may be adversely affected.

Our business generates revenues by delivering voice, video and data services over access lines. We continue to experience access line losses due to competition from wireless and broadband service providers. We may continue to experience access line losses in our primary markets. Our inability to retain access lines could adversely affect the business and results of operations.

We are subject to competition that may adversely impact us.

As an ILEC, we historically faced little competition in our markets. As a direct result of deregulation, we now face direct competition in our traditional ILEC territories by CLEC operations and other providers of telecommunications services that offer comparable voice, video and data products. The primary competitor in our market has brand recognition and financial, personnel, marketing and other resources that are significantly greater than ours. In addition, consolidations and strategic alliances presently occurring within the telecommunications industry, as well as ongoing technological innovation, are likely to affect our competitive position. We cannot predict the number of competitors that will ultimately emerge, but increased competition from existing and new entities could have an adverse effect on our business. With substitution of wireless for landline services, wireless carriers are now competing aggressively for our voice customers.

We may not be able to successfully integrate new technologies, respond effectively to customer requirements or provide new services.

The communications industry is subject to rapid and significant changes in technology, the development of new types of content, frequent new service offerings and a changing regulatory and economic environment. We cannot predict the changes in our competitive position or profitability. Technological developments may reduce the competitiveness of our networks and require significant expenditures of capital to upgrade and or replace outdated technologies. In addition, new products and services arising out of technological developments in the industry may reduce the attractiveness of our products and services. If we fail to adapt successfully to technological changes or obsolescence, or fails to obtain access to important new technologies or content, we could lose existing customers and fail to attract new customers. For this reason, we have developed video offerings and a VoIP product. A key element to our long-term growth strategy is our ability to deliver new and enhanced products and services to our customers. The successful delivery of new products and services is uncertain and dependent on many factors. There is no guarantee that delivery of these services will generate the anticipated increase in customers and revenues.

Our relationships with other communications companies are material to our operations.

We originate and terminate calls for long distance carriers and other interexchange carriers over our network and for that service we receive payments for access charges. These payments represent a significant portion of our revenues. Should these carriers go bankrupt or experience substantial financial difficulties, our inability to collect access charges from them could have a significant negative impact on our business and results of operations.

The need for increased capital improvements to upgrade or expand the Orange County-Poughkeepsie Limited Partnership (“O-P”) facilities or a decrease in demand for services or continued competitive pressure on rates could cause the O-P’s profitability to decline and could thereby reduce the income that we derive from those profits. We receive quarterly cash distributions from O-P, which comprises a substantial percentage of our cash flow. O-P distributions are made at the discretion of the O-P general partner. The failure of the general partner to make a cash distribution to the limited partners or decreases in distributions in any quarter would have a significant negative impact on our business.

We are subject to significant regulations that could change in a manner that is adverse to the Company’s interests, or could remain in effect in a fashion that impedes our ability to compete.

We operate in a heavily regulated industry. A significant portion of our revenues generally have been supported by regulations that provide for local and network access revenues and USF funds. Potential changes in the funding and/or payout rules for the USF might further reduce our revenues obtained from the USF. Reforms of the USF are the subject of pending legislation in Congress. We cannot predict the level of USF funding we will receive in the future as a result of USF reforms. Proposed USF reforms may have a significant negative impact on our business.

Laws and regulations applicable to us and our competitors have, from time to time, been challenged in the courts, and could be changed by the FCC or state regulators. On February 10, 2005, the FCC adopted a Further Notice of Proposed Rulemaking addressing inter-carrier compensation. Proposed inter-carrier compensation changes, such as “bill and keep” (under which switched access charges and reciprocal compensation would be reduced or eliminated), could reduce our access revenues. No decision or resolution of inter-carrier compensation has yet been forthcoming, and we cannot predict the impact of such decision or resolution. Regulatory changes could adversely impact the rates we are permitted to charge our customers, reduce payments to us from the USF or restrict our ability to effectively compete in the market place. Regulatory changes could also restrict our ability to secure new sources of capital and or grow through strategic acquisitions or alliances. In addition, the failure of regulations to change in a manner that would establish an environment in which we may compete on more even terms with its actual economic competitors could also adversely affect our profitability.

Weak economic conditions may impact demand for our services.

WVT could realize a change in demand for services due to the ongoing recession. Downturns in the economy and continued competition in our markets may cause some of our existing customers to disconnect or scale back basic and enhanced services, High-Speed Internet or video service, and it may become more difficult for us to acquire new customers. Furthermore, the current economic condition may prolong our payment collections interval and in some cases increase our need to discontinue service for nonpayment.

The decline in pension plan assets did not impact our results of operations, liquidity or cash flows in 2008. However, if current market conditions continue, we expect that our pension expense may increase in 2009 and that we may be required to make a cash contribution to our pension plan beginning in 2010.

Item 1B.	Unresolved Staff Comments.

We received a staff comment letter on December 19, 2008. After reviewing our January 9, 2009 response, the staff responded that they had no further comments at that time.

Item 2.	Properties.

We own approximately 22,000 square-foot building in Warwick, New York, which houses our general offices, data processing equipment and the central office switch for the Warwick exchange. In addition, we own several smaller buildings which serve as office space, workshops, storage space or garages, or which house switching equipment at our other exchanges. We also own a building in Middletown, New York in order to support its CLEC operations in our Middletown exchange. We lease space located in Warwick, New York and Vernon, New Jersey. The operating business segments share space in our various properties. Of our investment in telephone plant in service, central office equipment represents approximately 35.2%; connecting lines and related equipment 34.2%; telephone instruments and related equipment 1.7%; land and buildings 3.7%; Internet equipment 8.3%; video equipment 8.2%; and other plant equipment 8.7%.

Item 3.	Legal Proceedings.

We are not currently party, nor is any of its property subject, to any material legal proceedings.

Item 4.	Submission of Matters to A Vote Of Security Holders.

No matters were submitted to our shareholders during the fourth quarter of 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT.

The following is a list of names, ages and background of our current executive officers, all of whom serve at the pleasure of the board of directors or for such terms as may be prescribed by the board. There are no family relationships among our executive officers.

Duane W. Albro, 62, is our President and Chief Executive Officer. Mr. Albro joined us on May 1, 2007 and signed a contract to serve a three year term. We entered into a new two year contract effective May 2, 2008 with Mr. Albro which superseded the original contract dated May 1, 2007. Mr. Albro has more than 35 years of telecommunications experience. He began his career as a service technician in 1966 for New York Telephone, and then progressed to the level of Group Vice President for NYNEX and Bell Atlantic. From 1997 to 2000, he was responsible for all New York operations as the designated Operations Vice President. He next worked as an industry and investment consultant. From 2001 to 2002, he was President of Net2000 Communications, a competitive local exchange carrier (CLEC) providing services to business customers, Operations Vice President for Cablevision Systems Corporation in 2002 and 2003, and President and Chief Executive Officer of Refinish, a Fort Worth, Texas, cell phone refurbishing company from 2005 to 2007. Mr. Albro holds a B.S. in Business Administration from the State University of New York at Buffalo and an MBA from the New York Institute of Technology.

Kenneth H. Volz, 59, is our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Volz joined us in January 2007 as the Interim Vice President and Chief Financial Officer until June, 2007 when he entered into a one year contract with us. We entered into a new two year contract effective June 4, 2008. In 2005 and 2006, Mr. Volz was Interim Vice President and Chief Financial Officer of MOBTEL, currently Telenor d.o.o. Since 2000, he has been an investment advisor and telecommunications industry consultant to several companies. Prior to 2000, Mr. Volz was employed at Ameritech in a number of positions, most notably as Vice President of Marketing and Business Development at Ameritech Information Industry Services, Vice President of Business Development at Ameritech Development, and Vice President of Strategic Investments at Ameritech International. Mr. Volz has more than 30 years experience in finance, business development, planning and marketing in U.S. and international communications markets. He has served as Treasurer and a board member of MagyarCom, the Ameritech and Deutsche Telecom holding company formed as a result of the acquisition of Matav (now Magyar Telekom). In addition to being a CPA, Mr. Volz holds an MBA from the Kellogg School of Management and a B.S.I.E from the University of Illinois.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our Common shares trade on the NASDAQ Stock Market under the symbol WWVY. As of March 11, 2009, there were 540 Common shareholders of record. We do not know the number of beneficial owners.

We have paid quarterly cash dividends on its Common Shares since April 1931 and paid cash dividends semi-annually from July 1907 until December 1930. Quarterly cash dividends are usually declared in February, May, August and November and are paid on March 31, June 30, September 30 and December 20. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors and compliance with applicable law. Our decision to pay dividends in the future will depend on general business conditions, the effect of such payment on our financial condition and other factors our Board of Directors may in the future consider to be relevant. Dividend payments are discussed further in Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

No equity securities of the Company were sold during 2008 that were not registered under the Securities Act of 1933.

Cash dividends paid per common share for December 31 (in cents):

Quarter	2008	2007

First (March 31)	$0.20	$0.20
Second (June 30)	0.20	0.20
Third (September 30)	0.20	0.20
Fourth (December 20)	0.20	0.20

Total	$0.80	$0.80

The high and low bid prices for our Common Shares on NASDAQ for the first, second, third and fourth quarters of 2008 and 2007 were as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

High	$13.26	$12.98	$11.95	$11.70
Low	$10.01	$10.06	$9.82	$7.95

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

High	$18.32	$16.50	$14.00	$13.96
Low	$16.06	$12.00	$12.07	$10.10

Item 6.	Selected Financial Data

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	($ in thousands except per share amounts)

Selected financial data:
Total operating revenues	$22,990	$24,042	$25,236	$27,342	$27,678
Total operating expenses	$24,226	$25,140	$29,030	$30,289	$26,564
Net income	$5,995	$5,493	$3,997	$5,170	$8,928
Total assets	$55,267	$56,651	$60,449	$68,229	$68,766
Long-term debt, net	$4,176	$5,695	$7,214	$8,732	$10,251
Common Share data:
Basic earnings per common share
Income before extraordinary item	$1.13	$1.02	$0.74	$0.96	$1.65
Extraordinary item	(0.01)	—	—	—	—

Basic earnings per share	$1.12	$1.02	$0.74	$0.96	$1.65

Diluted earnings per common share
Income before extraordinary item	$1.13	$1.02	$0.74	$0.96	$1.65
Extraordinary item	(0.01)	—	—	—	—

Diluted earnings per share	$1.12	$1.02	$0.74	$0.96	$1.65

Cash dividends per Common Share*	$0.80	$0.80	$1.80	$0.80	$0.98

*	Dividends paid in the fourth quarter of 2004 reflect a special dividend of $0.20 relating to the Company’s sale of its investment in Data Communications Group, Inc. Dividends paid in the fourth quarter of 2006 reflect a special dividend of $1.00.

Item 7.	Management’s Discussion and Analysis of Financial Condition and results of Operations.

Overview

Broadly, our strategy is to bring our business segment operations to positive operating income while maximizing positive cash flow in order to generate shareholder value from those operations. While operating income for business segment operations was negative in 2008, business segment operations were self-funded in 2008. We recognize that the 9% increase in net income for the year ended December 31, 2008, in comparison to the year ended December 31, 2007, was largely due to our Company’s ownership in the O-P wireless partnership; however, we have also taken steps to improve business segment operating income and cash flow.

While 2007 was a year of significant reductions in operating costs coupled with establishing rigorous control over operating processes, 2008 has been a year of building the foundation for revenue improvements while continuing to drive down operating costs and generating positive net cash from operating activities. The strategy for improving operating revenue has been focused on stabilizing our ILEC and growing our CLEC operations. To build the foundations for those revenue improvements, we incurred costs to build both an internal direct sales force and an external agent network while concomitantly building out the competitive network.

Growing Revenues — Our ILEC continues to experience a loss of residential access lines due to sustained competition and wireless substitution for landline telephone services. To offset the revenue decline from residential access line losses, we focused on introducing new products and services to our ILEC customers while expanding our CLEC operating areas and introducing innovative new products and services to those customers.

In our ILEC areas, we became a reseller of DirecTV and created an alternative Triple Play bundle to complement our existing landline Triple Play bundle. This enabled us to expand our ability to provide a Triple Play bundle to include those customers previously not in our video serving area as well as offer more competitive video pricing plans. Building on this more robust product set, we also intensified customer retention and recovery efforts to help stabilize the ILEC.

To generate additional revenue in our CLEC areas, we introduced an innovative new flagship business product named VoiceNet Complete, a hosted VoIP service primarily targeted at small- and medium-sized business customers. This product was also introduced to our ILEC business customers as a retention strategy. By the end of 2008, we added 80 new multi-year business contracts for our VoiceNet Complete services. We recognize recurring revenue over the life of VoiceNet contracts. When the necessary equipment is purchased outright by the customer or financed through a third party lender, we recognize the one time equipment revenue at the time of sale.

Controlling Expenses — We experienced a substantial reduction in employee benefit costs attributable to reduced management benefits, as well as, modified union contracts negotiated in the second quarter of the year. In addition, depreciation expenses declined as older equipment was retired from the network. Offsetting these lower expenses were higher wage costs due to the increase in sales staff and the costs associated with implementing our revenue initiatives, including the build out of our CLEC network. Also, a devastating ice storm in December 2008 resulted in significant one-time expenditures of operating expense and capital to restore service to our affected customers. We expect that some of these expenditures may be recovered by insurance proceeds in 2009.

Managing Capital Expenditures — We continued to invest in our operations to gain enhanced operating efficiencies and to enable the introduction of new services to our customers. This included the deployment of capital to upgrade our broadband services and build out our VoIP capability.

Creating Shareholder Value — We are firmly committed to creating value for our shareholders through the successful implementation of the above initiatives. We also remain committed to the expansion of our CLEC activities through either building or acquiring additional capability.

Acquisition of Additional O-P Interest — ($ in thousands)

On April 10, 2007, we completed the acquisition of an additional 0.6081% limited partnership interest in O-P. FairPoint Communications, Inc. (“FairPoint”) had agreed to sell its interest in O-P to Cellco Partnership d/b/a Verizon Wireless (“Verizon Wireless”). We chose to exercise our right of first refusal pursuant to the partnership agreement of O-P to purchase a corresponding pro rata share of FairPoint’s interest. As a result, we purchased 8.108% of the 7.5% limited partnership interest being sold by FairPoint. The price paid was $4,376. As a result of this transaction, we now hold an 8.108% limited partnership interest in O-P. 2008 represents a full year of income from our O-P partnership with this larger interest.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Certain of these accounting policies require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and any disclosure of contingent assets and liabilities. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition in Financial Statements.” We recognize revenue when (i) persuasive evidence of an arrangement between us and the customer exists, (ii) the delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectability of the sales or service price is assured. Telephone and network access revenues are primarily derived from usage of our network and facilities. Telephone and network access revenues are recognized as the corresponding services are rendered to customers. Long distance revenue is recognized monthly as services are provided. Directory advertising revenue is recorded ratably over the life of the directory. Revenues from online services, which include broadband Internet and video, are recorded when the services are rendered. Other service and sales revenue is recognized when services are provided or the sales transactions are completed. It is our policy to classify sales taxes collected from its customers as a reduction of revenue.

We record deferred taxes that arise from temporary differences resulting from differences between the financial statements and the tax basis of assets and liabilities. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws on the date of enactment. Our deferred taxes result principally from differences in the timing of depreciation, and in the accounting for pensions and other postretirement benefits.

We record property, plant and equipment at cost. Construction costs, labor and applicable overhead related to installations and interest during construction are capitalized. Costs of maintenance and repairs of property, plant and equipment are charged to operating expense. The estimated useful life of support equipment (vehicles, computers, etc.) ranges from 3 to 19 years. The estimated useful life of Internet and Video equipment ranges from 3 to 15 years. The estimated useful life of communication and network equipment ranges from 10 to 15 years. The estimated useful life of buildings and other equipment ranges from 14 to 50 years. Depreciation expense is computed using the straight line method. Prior to the adoption of SFAS No. 101 in 2008, and in accordance with regulatory accounting guidelines when units of property are retired, sold or otherwise disposed of in the ordinary course of business, the gross book value is charged to accumulated depreciation with no gain or loss recognized.

Consolidated Results of Operations — 2008 compared to 2007 and 2007 compared to 2006 ($ in thousands)

We will discuss factors that affected our overall results for the past two years. We will also discuss our expected revenue and expense trends for the year ending December 31, 2009 in our “Operating Environment and Trends of the Business” section.

Operating Revenues

Operating revenues decreased $1,052 (or 4%) to $22,990 in 2008 from $24,042 in 2007. This decrease was due primarily to:

•	A decrease in local network service revenues of $357 (or 11%) mainly as a result of access lines loss attributable to competitive land line telephone service as well as wireless and VoIP substitution.

•	A decrease in long distance revenue of $551 (or 15%) due mainly to losses in our customer base as our access lines continue to decrease, a direct effect of customers switching to our promotional prices, and declining minutes of use.

•	A decrease in data service revenues of $258 (or 5%) mainly due to a decrease in dial-up service revenues from the continued migration of customers to broadband providers other than us. These decreases were partially offset by an increase of $282 for new product lines which includes a VoIP-based product mainly for business customers and DirecTV that we began offering in 2008.

•	These decreases were partially offset by an increase of $132 (or 7%) in other services and sales mainly due to circuit revenue.

Our operating revenues decreased by $1,194 (or 5%) to $24,042 in 2007 from $25,236 in 2006. The decrease was due primarily to: (1) lower Online services revenues mainly due to lower dial-up and broadband Internet revenues from the continued loss of customers who migrated to other high speed Internet providers, partially offset by increased Video revenues, (2) lower local network services revenues mainly due to customers switching to competitors’ telephone service and the loss of second access lines that were being utilized for dial-up Internet as customers continued to switch to broadband Internet services, (3) lower other services and sales revenues, due to lower demand for ancillary services and (4) lower network access service revenues mainly due to lower local switch support revenues received from the USF and declining billable switched access minutes and flat rates. These decreases were slightly offset by higher long distance network service revenues due to billing of additional minutes to recover for under billed minutes.

Operating Expenses

Operating expenses decreased $914 (or 4%) to $24,226 in 2008 from $25,140 in 2007. This decrease was due primarily to:

•	A decrease in selling, general and administrative expenses of $1,219 (or 10%) to $10,589 in 2008 from $11,808 in 2007. This reduction was due mainly to a postretirement liability curtailment gain of $235 resulting from the elimination of benefits of certain union employees as a result of the new union agreement. Lower wages and benefits, professional fees, insurance and hiring costs also contributed to the decrease.

•	A decrease in depreciation expense of $553 (or 11%) to $4,699 in 2008 from $5,252 in 2007 due mainly to some types of broadband equipment fully depreciating during 2007, partially offset by an increase associated with the creation of a business operating support system during fiscal year 2007.

These expense reductions were partially offset by:

•	An increase in cost of services and products of $858 (or 11%) to $8,938 in 2008 from $8,080 in 2007 due mainly to increased content costs for video services, access costs for long distance services, trunk line, plant maintenance and costs associated with our new product lines for VoIP-based services and DirecTV.

Operating expenses decreased $3,890 (or 13%) to $25,140 in 2007 from $29,030 in 2006. This decrease was due primarily to: (1) lower selling, general and administrative expenses mainly as a result of lower professional fees, the elimination of a reserve established for employees electing the Voluntary Termination Incentive Plan in 2006 — partially offset by increases in bonus accrual for management employees in 2007, higher salaries for sales, advertising and promotion costs, and the allowance for bad debt; (2) lower costs of services and sales expenses due mainly to a reduction in computer expense related to the implementation of the new Enterprise Resource Planning (“ERP”) system, a decrease in central office and cable and wire equipment, a one-time credit for previously incurred costs for trunk line charges, lower costs associated with carrier access billing, and the outsourcing of the Internet/Video help desk functions as of July 1, 2006; (3) lower depreciation expense primarily due to the decreased depreciation associated with lower depreciable assets in 2007 as a result of equipment that was fully depreciated in 2006 and taken out of service.

Other Income (Expense)

Other income (expense) increased $980 (or 10%) to $10,366 in 2008 from $9,386 in 2007. This increase was due primarily to:

•	An increase in income from an equity method investment of $706 (or 7%) to $10,357 in 2008 from $9,651 in 2007 as a result of increased earnings from our investment in O-P in fiscal year 2008.

•	A reduction of interest expense of $191 (or 90%) mainly as a result of the reversal of accrued interest for our FIN 48 liability which was de-recognized due to the approval by the IRS to allow the reporting of its taxable income in future periods.

Partially offset by:

•	An increase in other expenses of $83 (or 160%) due mainly to increases in taxes and donations.

Other income (expenses) decreased $445 (or 5%) to $9,386 in 2007 from $9,831 in 2006. This decrease was due primarily to: (1) a non-recurring gain from the sale of Zefcom in 2006 and (2) lower interest income earned during 2007 due mainly to reduced cash equivalents. These decreases were partially offset by higher interest expense associated with a FIN 48 tax liability and higher earnings from O-P.

Segment Results Overview

The Telephone segment, which operates as a retail and wholesale seller of communications services, accounted for approximately 76% of our consolidated operating revenues in each of 2008 and 2007. This segment provides telecommunications services, including local networks, network access, long distance voice, customer premise equipment, private branch exchange (“PBX”) equipment, wireless and directory advertising services (yellow and white pages advertising and electronic publishing).

The Online segment accounted for approximately 24% of our consolidated segment operating revenues in each of 2008 and 2007. This segment provides high speed (broadband Internet) and dial-up Internet services, and video over VDSL and ADSL2+ (a digital TV product). In response to customer demand, the Online segment has introduced a limited High Definition (“HD”) video offering and is actively engaged in research and development to upgrade its current video offering to include Video on Demand (“VOD”).

In both 2007 and 2006, the Telephone operating segment accounted for approximately 76% and the Online segment accounted for 24% of consolidated operating revenues.

For further segment information see Note 7 to the Consolidated Financial Statements contained in Item 15(a).

Telephone

Local network service revenue decreased mainly as the result of an 11% decrease in access lines in 2008. Access line losses were mainly the result of customers switching to a competing cable provider’s bundle package and the continued loss of second access lines used for dial-up Internet connections by customers switching to broadband Internet outside our service area.

Network access service revenue includes end user, local switching support, switched access and special access revenue categories. These revenues increased slightly, resulting from additional revenues received for local switching support, offset by a decrease in declining billable switched access minutes.

Long distance services revenue includes network services resulting from the transport of intraLATA (outside the local calling area) and interLATA (traditional long distance) calls and subscribers to our long distance plan. Network service revenues declined as the volume of intraLATA call minutes continued to drop as customers continued to switch to wireless and IP-based services. Long distance subscribers increased 2% over 2007.

Directory advertising revenue decreased 4% over 2007 as the sale of local and regional ad pages declined, offset by a slight increase in national ad pages. We expect an industry trend of a slowdown in the growth in the demand for traditional directory ad pages to continue as more customers migrate to web-based advertising.

Other service and sales revenues includes services related to billing and collections provided to other carriers, inside wire revenue, circuit revenue and reciprocal compensation. These revenues increased 9%, primarily due to increases in private line and rent revenue, partially offset by decreased ancillary revenues such as billing and collection and inside wire due to lower customer demand for these products.

Telephone operations expenses decreased in 2008 mainly due to the reduction of professional and consulting fees and lower salaries and benefits due to a reduction in work force. We also reported a postretirement liability curtailment gain resulting from the elimination of benefits of certain union employees as a result of the new union agreement.

Other income (expenses) increased in 2008 mainly due to the increase in income from an equity method investment as a result of higher earnings from our investment in OP and a reduction of interest expense mainly as a result of the reversal of accrued interest for our FIN 48 liability which was derecognized due to the approval by the IRS to allow the reporting of its taxable income in future periods.

Online

Online revenues declined in 2008 largely due to the loss of dial-up customers who migrated to broadband Internet services as well as customers lost to competition. These decreases were partially offset by an increase for new product lines which includes a VoIP-based product mainly for business customers and DirecTV that the Company began offering in 2008.

Online expenses decreased in 2008 mainly due to lower depreciation expense largely associated with full depreciation of some Internet equipment and lower trunk line expenses reflecting efficiencies generated from better management of capacity requirements.

Investments

Investment in Orange County-Poughkeepsie Limited Partnership

We are a limited partner in O-P and had an 8.108% investment interest as of December 31, 2008 which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P. On April 10, 2007, we completed the acquisition of an additional 0.6081% limited partnership interest in O-P by purchasing 8.108% of the 7.5% limited partnership interest being sold by FairPoint Communications, Inc. (“FairPoint”). FairPoint had agreed to sell its interest in O-P to Cellco Partnership d/b/a Verizon Wireless (“Verizon Wireless”). We chose to exercise our right of first refusal pursuant to the partnership agreement of O-P to purchase a corresponding pro rata share of FairPoint’s interest. The price paid for the additional 0.6081% was $4,376. Of this amount, we have allocated $4,081 to the excess of the cost of the investment over the fair value of the assets acquired and it is deemed to be goodwill. The investment in O-P represented 14% and 15% of total assets as of December 31, 2008 and 2007, respectively, and the income from equity method investments represented 113%, 116% and 155% of income before income taxes and extraordinary items for the years ended December 31, 2008, 2007 and 2006, respectively.

Liquidity and Capital Resources

We had $7,677 of cash and cash equivalents available at December 31, 2008.

O-P distributions have a significant impact on liquidity. For more information see risk factors on page 8.

Our 2009 capital plan includes expenditures relating to the expansion of our broadband, internet and video. We expect that we will have sufficient cash to fund these activities.

We also have an unsecured $4,000 line of credit with Provident Bank, of which the entire amount remained unused as of December 31, 2008. Interest is at a variable rate and borrowings are on a demand basis without restrictions. We are in compliance with all loan covenants under the line of credit.

We have an unsecured loan with CoBank ACB. The CoBank loan remains outstanding until all indebtedness and obligations of the Company under the facility have been paid or satisfied, but no later than July 2012 (the “Maturity Date”). The unpaid principal balance accrues interest at an interest rate determined or selected by us. We may select a variable rate option, a long-term fixed rate option or a LIBOR option. We selected the variable rate option, and the average interest rate on borrowings for the period January 1 through December 31, 2008 was approximately 4.87%. Interest is paid quarterly each January, April, June and October. The outstanding principal is being repaid in 32 consecutive quarterly installments which started in October 2004, with the last such installment due on the Maturity Date. On the Maturity Date, the amount of then unpaid principal plus accrued interest and fees is due in full. As of December 31, 2008 $5,695 of the principal amount was outstanding under the CoBank facility.

Under the terms of the CoBank facility, we are is required to comply with certain loan covenants, which include but are not limited to the achievement of certain financial ratios, as set forth in the agreement, as well as certain financial reporting requirements. As of December 31, 2008, we were not in default on any of these loan covenants.

Cash from Operating Activities

Our source of funds continues to be primarily generated from cash distributions from O-P. Our cash distributions from O-P for our share of O-P earnings totaled $10,865 for the year ended December 31, 2008 compared to $9,484 for the year ended December 31, 2007. O-P’s cash distributions are made to us on a quarterly basis at the discretion of the general partner.

Cash from Investing Activities

Capital expenditures totaled $3,586 during the year ended December 31, 2008 compared to $3,944 for the corresponding period of 2007.

We purchased an additional 0.6081% of O-P for $4,376, on April 10, 2007, bringing our total ownership interest in the investment to 8.108% as of December 31, 2008 and 2007.

Cash from Financing Activities

Dividends, declared by the Board of Directors of the Company, were $0.80 per share for the year ended December 31, 2008 as compared to $0.80 and $1.80 in 2007 and 2006, respectively. Of the dividends paid in 2006, $1.00 per share represented a special dividend declared by the board. The total amount of dividends paid by us for the year ended December 31, 2008 on its common shares was $4,290 as compared to $4,282 in 2007 and $9,633 in 2006.

Inflation is still a factor in our economy and we continue to seek ways to mitigate its impact. To the extent permitted by competition or regulation, we pass increased costs on to its customers by increasing sales prices over time.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any material off-balance sheet arrangements.

Contractual Obligations and Commitments

Below is a summary of our material contractual obligations and commitments as of December 31, 2008:

	Payments Due by Period
	Less			More
	than	1-3	3-5	than
	1 Year	Years	Years	5 Years	Total
	($ in thousands)

Long-term debt, including current maturities(a)	$1,519	$3,038	$1,138	$—	$5,695
Interest expense(b)	179	215	36	—	430
Operating leases(c)	300	344	17	—	661
Trunk line agreements(d)	969	—	—	—	969
Other long-term obligations(e)	509	—	—	—	509

Total Contractual obligations and commitments	$3,476	$3,597	$1,191	$—	$8,264

(a)	Pursuant to the loan agreement, principal payments relating to long-term debt commenced on October 2004 and will continue for 32 consecutive quarters from that date until repaid in full.

(b)	Long-term debt is at a variable rate. Interest payments are calculated based upon a current interest rate of 3.15%. This rate is subject to fluctuation in the future.

(c)	We lease tower space for transmission of content for its Video product. In addition, we also lease office and parking space, and vehicles.

(d)	Represents contractual commitments, with a specified contract life, to purchase access to trunk lines from other carriers for the transmission of voice, data and video.

(e)	We are required to make minimum contributions to its pension and postretirement plans. These amounts are not estimable for years after 2009.

Operating Environment and Business Trends

2009 Revenue Trends

It is anticipated that in 2009, we will continue to face the challenges endemic to the telecommunications industry, namely continued declines in the revenue associated with traditional service offerings. These declines are currently expected to be partially offset by new products and services, although the revenues from those products and services are likely to take time to develop.

2009 Expense Trends

Expense trends are substantially driven by personnel and network costs. In 2008, we capped our contribution to management, officer and certain retiree healthcare plans, mitigating the rise in 2009 of expected healthcare costs. Significant investments in our network infrastructure are expected to continue to increase operating efficiencies and provide the technology necessary to meet market demand and respond to competition. Competition is also expected to increase the cost of advertising and promotions. As we expand our CLEC operations, costs of goods sold and customer acquisition costs are expected to increase.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are not subject to any material market risk. Our exposure to changes in interest rates results from borrowing activities. In the event interest rate were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million, assuming our average borrowing level remains constant.

Item 8.	Financial Statements and Supplementary Data.

See Item 15(a) below for the Index to Financial Information.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

This Item is not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of December 31, 2008, our management carried out an assessment, under the supervision of and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As a result of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the interim or annual consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In performing its assessment of the effectiveness of our internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by WithumSmith+Brown, PC, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, remediation programs to eliminate certain material weaknesses related to our control environment that existed as of December 31, 2007 were implemented and tested during 2008. The remediation programs that have been implemented and tested are as follows:

1. We remediated the material weakness in our internal controls related to the design of our general ledger application by implementing controls to ensure that no unauthorized entries are posted to closed periods in the general ledger application.

2. We remediated material weaknesses in our internal controls over our preparation, review, and approval of significant account reconciliations and recording of transactions for payroll, inventory and fixed assets and related depreciation accounts by executing the following measures:

a. Payroll:

i. Verified the accuracy of our automated payroll application by re-computing the entire net payroll for all employees in the company for a selected period and validating it against a baseline analysis using the same data and;

ii. Implemented procedures to ensure changes to the payroll master file are valid and approved.

b. Inventory:

i. Reinforced adherence to existing policies and procedures, which included ensuring regular performance of cycle counts, reconciliation of the sub-ledger balances to the general ledger and physical security over inventory.

c. Fixed assets and related depreciation:

i. Reinforced adherence to existing policies and procedures which included ensuring regular performance of reconciliations of fixed asset additions and retirements to the general ledger.

3. We recognize the importance of our Information Technology General Controls (ITGC) and their use as an effective tool for managing and controlling processes that affect the financial reporting process. Remediation during 2008 to eliminate material weaknesses related to our ITGC was as follows:

a. Access to programs and data:

i. Implemented effective controls to ensure access is granted based on appropriate authorization and;

ii. Implemented effective controls to restrict access to programs and data within the requirements of an individual’s job responsibilities and;

iii. Implemented effective controls to periodically review user access for propriety.

b. Changes to production applications:

i. Implemented enhanced change management procedures, which include requiring end users to provide positive assurance to confirm that the migration of changes to production applications are functioning properly.

Item 9B.	Other Information.

There is no information to be reported under this Item.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is hereby incorporated by reference from the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and the captions “Determination of Number of Directors and Election of Directors — Information About Nominees for Election as Directors,” “Corporate Governance — Ethics and Values,” “Corporate Governance — Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the year ended December 31, 2008.

Item 11.	Executive Compensation.

The information required by this Item 11, is hereby incorporated by reference from the information set forth under the caption “Compensation of Named Executive Officers and Directors” in our 2009 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12, with the exception of the information in the table below, is hereby incorporated by reference from the information set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our 2009 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the year ended December 31, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2008:

Equity Compensation Plan Information

Number of Securities
	Number of Securities	Weighted Average	Available for Future
	to be Issued upon	Exercise Price	Issuance Under Equity
	Exercise of	per Share of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	109,500	$10.78	390,500
Equity compensation plans not approved by security holders	—	—	—

Total	109,500	$10.78	390,500

(1)	Includes restricted stock granted. See note 14 to the consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is hereby incorporated by reference from the information set forth under the captions “Corporate Governance — Director Independence;” and “Certain Relationships and Related Transactions — Policies and Procedures for Review, Approval or Ratification of Related Party Transactions” in our 2009 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the year ended December 31, 2008.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is hereby incorporated by reference from the information set forth under the captions “Ratification of the Selection of Our Independent Registered Public Accounting Firm — Fees Paid to WithumSmith+Brown, PC” and “Pre-Approval Policy” in our 2009 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the year ended December 31, 2008.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following items are filed as part of this Annual Report on Form 10-K:

1.  Financial Statements

(b) Exhibits

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
Not applicable.
(3)	Articles of Incorporation and By-Laws
3.1 Articles of Incorporation, as amended, are incorporated herein by reference from Exhibit 3(i) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
3.2 By-Laws, as amended, are incorporated herein by reference from Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
(4)	Instruments defining the rights of security holders, including indentures
4.1 Form of common stock certificate is incorporated herein by reference from Exhibit 4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(9)	Voting trust agreement
Not applicable.
(10)	Material contracts
#
10.1    Master Loan Agreement dated as of February 18, 2003 by and between CoBank ACB and us incorporated herein by reference from Exhibit 4(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

#
10.2    Form of Indemnification Agreement entered into by us with our officers and directors is incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

#
10.3    Indemnification Agreement with Duane W. Albro, President and Chief Executive Officer, dated May 1, 2007 is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

#
10.4    Confidentiality, Non-Solicitation and Non-Competition Agreement with Kenneth H. Volz, Chief Financial Officer and Treasurer, effective June 4, 2007 is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

#
10.5    Employment Agreement with Duane W. Albro, President and Chief Executive Officer, dated May 2, 2008 is incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

#
10.6    Employment Agreement with Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer dated as of June 4, 2008 is incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

#
10.7    Warwick Valley Telephone Company 2008 Long-Term Incentive Plan is incorporated herein by reference from Appendix B to our definitive proxy statement filed on March 25, 2008 in connection with the 2008 annual meeting of shareholders.

(11)	Statement re computation of per share earnings
Computation can be clearly determined from the Consolidated Statements of Income included herein as Item 15(a).
(12)	Statements re computation of ratios
Not applicable.
(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders
Not applicable.
(14)	Code of Ethics
Not applicable.
(16)	Letter re change in certifying accountant
Not applicable.
(18)	Letter re change in accounting principles
Not applicable.
(21)	Subsidiaries of the registrant
*21.1 Subsidiaries of the registrant
(22)	Published report regarding matters submitted to vote of security holders.
Not applicable.
(23)	Consents of experts and counsel
*23.1 Consent of WithumSmith+Brown, PC
*23.2 Consent of Deloitte & Touche LLP
(24)	Power of Attorney
Not applicable.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
*31.1 Rule 13a-14(a)/15d-14(a) Certification signed by Duane W. Albro, President and Chief Executive Officer
*31.2 Rule 13a-14(a)/15d-14(a) Certification signed by Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer
(32)	Section 1350 Certifications
*32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 signed by Duane W. Albro, President and Chief Executive Officer

*32.2  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 signed by Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer

(99)	Additional Exhibits
*99.1 Orange County-Poughkeepsie Limited Partnership Financial Statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006

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

WARWICK VALLEY TELEPHONE COMPANY

/s/  Duane W. Albro
Duane W. Albro
President, Chief Executive Officer and Director

Dated: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Duane W. Albro Duane W. Albro	President, Chief Executive Officer (Principal Executive Officer)	March 16, 2009

/s/ Kenneth H. Volz Kenneth H. Volz	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2009

/s/ Wisner H. Buckbee Wisner H. Buckbee	Director	March 4, 2009

/s/ Robert J. DeValentino Robert J. DeValentino	Director	March 4, 2009

/s/ Thomas H. Gray Thomas H. Gray	Director	March 4, 2009

/s/ Kelly C. Bloss Kelly C. Bloss	Director	March 4, 2009

/s/ Jeffrey D. Alario Jeffrey D. Alario	Director	March 4, 2009

/s/ Douglas J. Mello Douglas J. Mello	Director	March 4, 2009

/s/ Douglas B. Benedict Douglas B. Benedict	Director	March 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,
Warwick Valley Telephone Company:

We have audited the accompanying consolidated balance sheets of Warwick Valley Telephone Company (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2008. We have also audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal controls over financial reporting based on our audits. We did not audit the financial statements of the Orange County-Poughkeepsie Limited Partnership (the “O-P Partnership”), an investment that was reflected in the consolidated financial statements using the equity method of accounting. The investment in the O-P Partnership represented 14% and 15% of total assets as of December 31, 2008 and 2007, respectively, and 113%, 116% and 155% of income before income taxes and extraordinary item for the years ended December 31, 2008, 2007 and 2006, respectively. The financial statements of the O-P Partnership were audited by other auditors whose report thereon has been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for the O-P Partnership, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinions.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warwick Valley Telephone Company as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Warwick Valley Telephone Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 4 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements as of January 1, 2008.

As discussed in Note 12 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), as of January 1, 2007.

As discussed in Note 13 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 15 — Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132R, as of December 31, 2006.

/s/  WithumSmith+Brown, PC

Princeton, New Jersey
March 13, 2009

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2008	2007	2006
	($ in thousands except share and per share amounts)

Operating revenues	$22,990	$24,042	$25,236
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization expense)	8,938	8,080	9,487
Selling, general and administrative expenses	10,589	11,808	14,136
Depreciation and amortization	4,699	5,252	5,407

Total operating expenses	24,226	25,140	29,030

Operating loss	(1,236)	(1,098)	(3,794)
Other income (expenses):
Interest income (expense), net of capitalized interest	(22)	(213)	(30)
Income from equity method investments	10,357	9,651	9,367
Gain on sale of investment	—	—	611
Other income (expense), net	31	(52)	(117)

Total other income	10,366	9,386	9,831

Income before income taxes and extraordinary item	9,130	8,288	6,037
Income Taxes	3,062	2,795	2,040

Income before extraordinary item	6,068	5,493	3,997
Extraordinary item, net of tax	(73)	—	—

Net Income	5,995	5,493	3,997
Preferred Dividends	25	25	25

Net Income Applicable to Common Stock	$5,970	$5,468	$3,972

Basic earnings per common share
Income before extraordinary item	$1.13	$1.02	$0.74
Extraordinary item	(0.01)	—	—

Basic earnings per share	$1.12	$1.02	$0.74

Diluted earnings per common share
Income before extraordinary item	$1.13	$1.02	$0.74
Extraordinary item	(0.01)	—	—

Diluted earnings per share	$1.12	$1.02	$0.74

Weighted average shares of common stock used to calculate earnings per share
Basic	5,351,780	5,351,780	5,351,780

Diluted	5,357,872	5,351,780	5,357,780

Dividends declared per common share	$0.80	$0.80	$0.80

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	($ in thousands except share and per share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$7,677	$5,849
Accounts receivable — net of allowance for uncollectibles — $248 and $214 in 2008 and 2007, respectively	2,483	3,067
Other accounts receivable	228	152
Materials and supplies	1,158	1,591
Prepaid expenses	594	769
Prepaid income taxes	176	—
Deferred income taxes	209	119

Total Current Assets	12,525	11,547

Property, plant and equipment, net	34,691	35,791
Unamortized debt issuance costs	52	65
Other deferred charges	—	762
Investments	7,768	8,276
Other assets	231	210

Total Assets	$55,267	$56,651

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$775	$940
Current maturities of long-term debt	1,519	1,519
Advance billing and payments	225	234
Customer deposits	100	116
Accrued taxes	118	80
Pension and post retirement benefit obligations	509	929
Other accrued expenses	1,537	1,830

Total Current Liabilities	4,783	5,648

Long-term debt, net of current maturities	4,176	5,695
Deferred income taxes	2,113	3,334
Long-term income taxes payable	—	640
Other liabilities and deferred credits	—	591
Pension and postretirement benefit obligations	9,477	4,324

Total Liabilities	20,549	20,232

Shareholders’ Equity
Preferred Shares — $100 par value; authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000;	500	500
Common stock — $0.01 par value; authorized shares of 10,000,000 issued 5,985,463 shares	60	60
Treasury stock — at cost, 633,683 Common Shares	(4,748)	(4,748)
Additional paid in capital	3,522	3,487
Accumulated other comprehensive loss	(4,291)	(875)
Retained earnings	39,675	37,995

Total Shareholders’ Equity	34,718	36,419

Total Liabilities and Shareholders’ Equity	$55,267	$56,651

Please see accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	($ in thousands)

Cash Flow from Operating Activities:
Net income	$5,995	$5,493	$3,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,699	5,252	5,407
Postretirement liability curtailment gain	(235)	—	—
Stock based compensation expense	35	—	—
Deferred income taxes	41	(2,067)	(1,347)
Interest charged to construction	—	(69)	(14)
Income from equity investments, net of distributions	508	(167)	(216)
Gain on sale of investment	—	—	(611)
Extraordinary item, net of tax	73	—	—
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	584	1,054	(441)
(Increase) Decrease in other accounts receivable	(76)	110	92
(Increase) Decrease in materials and supplies	433	(634)	159
(Increase) Decrease in prepaid income taxes	(176)	—	1,882
(Increase) Decrease in prepaid expenses	175	(74)	234
(Increase) Decrease in deferred charges	26	52	34
(Increase) Decrease in other assets	(21)	(31)	(56)
Increase (Decrease) in accounts payable	(165)	(74)	190
Increase (Decrease) in customers’ deposits	(16)	(12)	(13)
Increase (Decrease) in advance billing and payment	(9)	(17)	(2)
Increase (Decrease) in accrued taxes	38	(1,141)	1,187
Increase (Decrease) in pension and post retirement benefit obligations	(401)	357	171
Increase (Decrease) in other accrued expenses	(293)	(369)	(287)
Increase (Decrease) in other liabilities and deferred credits	33	(33)	63

Net cash provided by operating activities	11,248	7,630	10,429

Cash Flow from Investing Activities:
Capital expenditures	(3,586)	(3,944)	(4,627)
Interest charged to construction	—	69	14
Sale of investment	—	—	700
Purchase of investment	—	(4,376)	—

Net cash used in investing activities	(3,586)	(8,251)	(3,913)

Cash Flow from Financing Activities:
Repayment of long term debt	(1,519)	(1,519)	(1,518)
Dividends (Common and Preferred)	(4,315)	(4,307)	(9,658)

Net cash used in financing activities	(5,834)	(5,826)	(11,176)

Increase (decrease) in cash and cash equivalents	1,828	(6,447)	(4,660)
Cash and cash equivalents at beginning of year	5,849	12,296	16,956

Cash and cash equivalents at end of year	$7,677	$5,849	$12,296

Supplemental disclosure of cash flow information:
Interest paid	$400	$628	$687
Income taxes paid	$2,886	$4,526	$1,310

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

									Accumulated
	Treasury	Treasury	Preferred	Preferred	Common	Common	Additional		Other
	Stock	Stock	Stock	Stock	Stock	Stock	Paid In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Total
	($ in thousands except share amounts)

Balance, December 31, 2005	633,683	$(4,748)	5,000	$500	5,985,463	$60	$3,487	$42,688	$(1,756)	$40,231

Net income for the year								3,997		3,997
Minimum Pension Liability, net									681	681

Total Comprehensive Income										4,678
Adoption of SFAS No. 158, net of tax of $1,335									(2,479)	(2,479)
Dividends:
Common ($1.80 per share)								(9,633)		(9,633)
Preferred ($5.00 per share)								(25)		(25)

Balance, December 31, 2006	633,683	(4,748)	5,000	500	5,985,463	60	3,487	37,027	(3,554)	32,772

Net income for the year								5,493		5,493
Change in Pension and Postretirement Benefit plans, net									2,679	2,679

Total Comprehensive Income										8,172
Adoption of FIN 48								(218)		(218)
Dividends:
Common ($.80 per share)								(4,282)		(4,282)
Preferred ($5.00 per share)								(25)		(25)

Balance, December 31, 2007	633,683	(4,748)	5,000	500	5,985,463	60	3,487	37,995	(875)	36,419

Net income for the year								5,995		5,995
Change in Pension and Postretirement Benefit plans, net									(3,416)	(3,416)

Total Comprehensive Income										2,579
Stock options issued to employees as compensation							35			35
Dividends:
Common ($.80 per share)								(4,290)		(4,290)
Preferred ($5.00 per share)								(25)		(25)

Balance, December 31, 2008	633,683	$(4,748)	5,000	$500	5,985,463	$60	$3,522	$39,675	$(4,291)	$34,718

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 1:	BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Warwick Valley Telephone Company (the “Company”) provides communications services to customers in the Towns of Warwick, Goshen, and Wallkill, New York and the Townships of Vernon and West Milford, New Jersey. Its services include providing local and toll telephone service to residential and business customers, access and billing and collection services to interexchange carriers, and Internet access and video service to residential and business customers.

Basis of Presentation

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

The Company’s investments in the Orange County-Poughkeepsie Limited Partnership (“O-P”) and Zefcom, which was sold in January 2006, are accounted for under the equity method of accounting (See Note 10).

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

Regulated Accounting

The Company’s rates are regulated by the Federal Communications Commission (the “FCC”), the New York State Public Service Commission (the “NYPSC”) and the New Jersey Board of Public Utilities (the “NJBPU”) and therefore the Company reflects the effects of the ratemaking actions of these regulatory bodies in its financial statements. The rates that the Company charges to its customers for regulated services in New York were established in its 1993 rate case with the NYPSC. The rates the Company charges for its regulated services in New Jersey were established in its 1972 rate case with the NJBPU. The Company has not filed a rate case in New York or New Jersey since those times. If the Company should submit a rate case with the NYPSC or NJBPU in the future, it is uncertain as to what the outcome of the rate case would be and how it would affect the Company’s results of operations, cash flows and financial position. The Company discontinued the use of regulatory accounting in 2008.

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

Accounting for Asset Retirement Obligations

Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard applies to legal obligations associated with the retirement of long-lived assets that results from the acquisition, construction, development, or normal use for the assets. SFAS No. 143 requires that a liability for an asset retirement obligation be recognized when incurred and reasonably estimable, recorded at fair value, and classified as a liability in the balance sheet. When the liability is initially recorded, the entity capitalizes the cost and increases the carrying value of the related long-lived asset. The liability is then accreted to its present value each period and the capitalized cost is depreciated over the estimated useful life of the related asset. At the settlement date, the entity will settle the obligation for its recorded amount and recognize a gain or loss upon settlement.

The Company has historically recorded cost of removals through depreciation rates and accumulated depreciation. The Company’s telephone operations followed the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standard No. 71, (“SFAS 71”) “Accounting for the Effects of Certain Types of Regulation.” Effective July 1, 2008, the Company discontinued reporting under SFAS 71 (see Note 2 for additional information). However, the Company has concluded that it does not have an asset retirement obligation as defined by SFAS No. 143. As a result, the Company did not record any additional costs of removal for the period of July 1, 2008 to December 31, 2008. As of December 31, 2007, the Company reclassified $591 from accumulated depreciation to a regulatory liability for the cost of removal that the Company has recorded through its historical depreciation rates.

Allowance for Uncollectibles

The Company maintains an allowance for uncollectibles for estimated losses resulting from the inability of customers to make payments. Such an allowance is based upon historical trends of accounts receivable write offs, net of subsequent cash recoveries of previously written-off balances. Uncollectible accounts are charged against the allowance for doubtful accounts and subsequent cash recoveries of previously written off bad debts are credited to the account.

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $245, $381 and $160 for 2008, 2007 and 2006, respectively.

Income Taxes

The Company records deferred taxes that arise from temporary differences between the financial statement and tax basis of assets and liabilities. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred tax assets and deferred tax liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. The Company’s deferred taxes result principally from differences in the timing of depreciation and in the accounting for pensions and other postretirement benefits.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

Property, Plant and Equipment

The Company records property, plant and equipment at cost. Construction costs, labor and related costs related to installations, and interest during construction are capitalized. Costs of maintenance and repairs of property, plant and equipment are charged to operating expense. The estimated useful life of support equipment (vehicles, computers, etc.) ranges from 3 to 19 years. The estimated useful life of communication and network equipment ranges from 10 to 15 years. The estimated useful life of Internet and video equipment ranges from 3 to 15 years. The estimated useful life of buildings and other support equipment ranges from 14 to 50 years. Depreciation expense is computed using the straight line method. Prior to the adoption, in 2008, of SFAS No. 101 and in accordance with regulatory accounting guidelines when units of property are retired, sold or otherwise disposed of in the ordinary course of business, the gross book value was charged to accumulated depreciation with no gain or loss recognized.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an initial maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents consist primarily of money market mutual funds. The Company places its cash in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 (effective October 3, 2008 through December 31, 2009). At times the deposits in banks may exceed the amount of insurance provided on such deposits. The Company monitors the financial health of those banking institutions. Historically, the Company has not experienced any losses on deposits.

Fair Value of Financial Instruments

As of December 31, 2008 and 2007, the Company’s financial instruments consisted of cash, cash equivalents, accounts receivable, accounts payable and long-term debt. The Company believes that the carrying values of accounts receivable and accounts payable at December 31, 2008 and 2007 approximated fair value. Based on the borrowing rates currently available to the Company for loans of similar terms, the Company has determined that the carrying value of the long-term debt (including current maturities) approximates fair value.

Impairment of Long-Lived Assets

The Company reviews business conditions to determine the recoverability of the carrying value of its long-lived assets and goodwill related to equity investments on a periodic basis in order to identify business conditions which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If total expected future undiscounted cash flows are less than the carrying value amount of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected market value or future discounted cash flows) and the carrying value of the assets.

Pension and Postretirement Obligations

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). This statement requires the recognition of the funded status of a benefit plan — measured as the difference between plan assets at fair value and the benefit obligation — in its balance sheet. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. The Company is also required to recognize as a component of other comprehensive income changes to the balances of the unrecognized prior service cost and the unrecognized new actuarial loss, net of income taxes that arise during the period. The Company is also required to measure

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

defined benefit plan assets and obligations as of the date of the Company’s fiscal year-end, which the Company has historically done.

Stock-Based Compensation

The Company has adopted the fair value recognition provisions of SFAS No. 123(R) share based payments, which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The Company provides compensation benefits by issuing Restricted Stock, Stock Options and Stock Appreciation Rights (SARs). The Company recorded $35 in 2008 as stock based compensation. No stock based compensation was recorded in 2007 and 2006.

Reclassifications

Certain items in the 2007 and 2006 consolidated financial statement have been reclassified in order to conform to the 2008 presentation. None of the reclassifications affect the Company’s results of operations or earnings per share for 2007 and 2006.

NOTE 2:	DISCONTINUANCE OF SFAS NO. 71

Historically, the Company’s telephone operations followed the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standard No. 71, (“SFAS 71”) “Accounting for the Effects of Certain Types of Regulation.” This accounting standard recognizes the economic effects of rate-making actions of regulatory bodies on the financial statements of the Company’s telephone operations.

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

As a result of these material factors impacting its operations, the Company determined, in the third quarter of 2008, that it was no longer appropriate to continue the application of SFAS 71 for reporting its financial results. Accordingly, the Company has recorded a non-cash extraordinary loss of $73, net of a tax effect of $39, upon discontinuance of the provisions of SFAS 71, as required by the provisions of Statement of Financial Accounting Standard No. 101, “Regulated Enterprises — Accounting for the Discontinuation of the Application of Financial Accounting Standard Board Statement No. 71” (“SFAS 101”). The components of the non-cash extraordinary loss are as follows:

	Before Tax	After Tax
	Effects	Effects

Write Off of Regulatory Asset	$(736)	$(479)
Write Off of Regulatory Liability	624	406

Total	$(112)	$(73)

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

In conjunction with the discontinuance of SFAS 71, the Company has assessed the useful lives of its fixed assets and determined that the impacts of any changes were not material. Therefore, no adjustments have been made.

NOTE 3:	NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 160, “Non controlling-Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for annual periods beginning after December 15, 2008. The Company is currently assessing the potential impact that adoption of SFAS 160 would have on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. We do not expect any significant changes to our financial accounting and reporting as a result of the issuance of SFAS No. 162.

In December 2008 the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets.” FSP SFAS 132(R)-1 amends SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP SFAS 132(R)-1 requires additional disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. The disclosures about plan assets required by FSP SFAS 132(R)-1 are effective for fiscal years ending after December 15, 2009. We do not expect the adoption of FSP SFAS 132(R)-1 to have a material impact on our financial position, results of operations or cash flows. We will adopt the disclosure requirements of FSP SFAS 132(R)-1 for our fiscal year ending December 31, 2009.

NOTE 4:	FAIR VALUE

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total

Money market funds included in cash and cash equivalents	$6,456	$—	$—	$6,456

NOTE 5:	EARNINGS PER SHARE

Basic earnings per share are computed by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income applicable to common shares by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and unvested restricted stock.

Weighted average number of shares of common shares and equivalents used in diluted earnings per share for the years ended December 31:

	2008	2007	2006

Weighted average shares of common stock used in basic earnings per share	5,351,780	5,351,780	5,351,780
Effects of stock options	157	—	—
Effects of restricted stock	5,935	—	—

	5,357,872	5,351,780	5,351,780

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

NOTE 6:	COMPREHENSIVE INCOME (LOSS)

The Company’s only component of other comprehensive income (loss) consisted of a minimum pension liability for the years ended December 31:

	2008	2007	2006

Pension and postretirement benefit plans	$(5,369)	$4,122	$—
Decrease in minimum pension liability adjustment	—	—	1,050
Related deferred income taxes	1,953	(1,443)	(369)

Total comprehensive income (loss)	$(3,416)	$2,679	$681

NOTE 7:	SEGMENT INFORMATION

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

The Online segment provides high speed and dial-up Internet services and video over VDSL.

Segment income statement information for the years ended December 31:

	2008	2007	2006

Revenues
Telephone	$19,191	$20,010	$20,868
Online	5,475	5,733	6,223
Eliminations	(1,676)	(1,701)	(1,855)

Total revenues	$22,990	$24,042	$25,236

Depreciation and amortization
Telephone	$4,014	$3,811	$3,603
Online	685	1,441	1,804

Total depreciation and amortization	$4,699	$5,252	$5,407

Operating income (loss)
Telephone	$(1,552)	$(834)	$(2,957)
Online	316	(264)	(837)

Total operating loss	(1,236)	(1,098)	(3,794)

Interest expense, net	(22)	(213)	(30)
Income from equity investments, net	10,357	9,651	9,367
Gain on sale of investment	—	—	611
Other (expenses) income, net	31	(52)	(117)

Income before income taxes and extraordinary item	$9,130	$8,288	$6,037

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

Segment balance sheet information as of December 31:

	2008	2007

Assets
Telephone	$77,256	$70,960
Online	16,022	9,474
Eliminations	(38,011)	(23,783)

Total assets	$55,267	$56,651

Capital expenditures
Telephone	$1,607	$3,255
Online	1,979	689

Total capital expenditures	$3,586	$3,944

No single customer accounted for 10% or more of the Company’s revenues or accounts receivable during the years ended 2008, 2007 and 2006.

NOTE 8:	MATERIAL AND SUPPLIES

Material and supplies are carried at average cost. As of December 31, 2008 and 2007, material and supplies consisted of the following:

	2008	2007

Inventory for outside plant	$414	$513
Inventory for inside plant	570	486
Inventory for online equipment	67	160
Inventory for video equipment	76	378
Inventory of equipment held for sale or lease	31	54

	$1,158	$1,591

NOTE 9:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following as of December 31:

	2008	2007

Land, buildings and other support equipment	$9,682	$9,667
Network communications equipment	31,019	30,035
Telephone plant	28,313	27,201
Online plant	13,909	11,609

Plant in service	82,923	78,512
Plant under construction	317	1,324

	83,240	79,836
Less: Accumulated depreciation	48,549	44,045

Property, plant and equipment, net	$34,691	$35,791

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

Depreciation expense for the years ended December 31, 2008, 2007, and 2006 was $4,686, $5,240 and $5,394 respectively.

NOTE 10:	INVESTMENTS

Investment in Orange County-Poughkeepsie Limited Partnership

The Company is a limited partner in Orange County-Poughkeepsie Limited Partnership (“O-P”) and had an 8.108% investment interest as of December 31, 2008 and 2007 which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P. On April 10, 2007, the Company completed the acquisition of an additional 0.6081% limited partnership interest in O-P by purchasing 8.108% of the 7.5% limited partnership interest being sold by FairPoint Communications, Inc. (“FairPoint”). FairPoint had agreed to sell its interest in O-P to Cellco Partnership, d/b/a Verizon Wireless, (“Verizon Wireless”). The Company chose to exercise its right of first refusal pursuant to the partnership agreement of O-P to purchase a corresponding pro rata share of FairPoint’s interest. The price paid for the additional 0.6081% was $4,376. Of the amount, the Company has allocated $4,081 to the excess of the cost of the investment over the fair value of the assets acquired and it is deemed to be goodwill.

As of December 31, the value of the Company’s investment in O-P is as follows:

	2008	2007

Investment in O-P Partnership	$3,687	$4,195
Goodwill	4,081	4,081

	$7,768	$8,276

The following summarizes O-P’s audited income statement for the years ended December 31:

	2008	2007	2006

Net Revenue	$158,720	$151,382	$157,993
Cellular service cost	21,954	22,535	24,449
Operating expenses	9,975	9,248	9,343

Operating income	126,791	119,599	124,201
Other income	946	1,345	693

Net income	$127,737	$120,944	$124,894

Company share	$10,357	$9,651	$9,367

The following summarizes O-P’s audited balance sheet as of December 31:

	2008	2007

Current assets	$9,587	$13,048
Property, plant and equipment, net	36,354	39,147

Total assets	$45,941	$52,195

Total liabilities	$470	$461
Partners’ capital	45,471	51,734

Total liabilities and partners’ capital	$45,941	$52,195

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

Investment in Zefcom

In January 2006, the Company sold its interest in Zefcom to an outside investor for $700 in cash. Previously, the Company owned a 17% of Zefcom, LLC, d.b.a. Telispire, a consortium of small telephone companies that resells Verizon under a private label, which was accounted for under the equity method of accounting.

NOTE 11:	DEBT OBLIGATIONS

Debt obligations consisted of the following at December 31:

	2008	2007

Current maturing long-term debt — CoBank, ACB	$1,519	$1,519
CoBank, ACB unsecured credit facility	4,176	5,695

Total debt obligation	$5,695	$7,214

The CoBank loan remains outstanding until all indebtedness and obligations of the Company under the facility have been paid or satisfied, but no later than July 2012 (the “Maturity Date”). The unpaid principal balance accrues interest at an interest rate determined or selected by the Company. The Company may select a variable rate option, a long-term fixed rate option or a LIBOR option. The Company selected the variable rate option, and the average interest rate on borrowings for the periods January 1 through December 31, 2008 and 2007 was approximately 4.87% and 7.3%, respectively. Interest is paid quarterly each January, April, June and October. The outstanding principal is being repaid in 32 consecutive quarterly installments which started in October 2004, with the last such installment due on the Maturity Date. On the Maturity Date, the amount of the then unpaid principal plus accrued interest and fees is due in full.

Future aggregate principal payments under this loan agreement are as follows:

2009	$1,519
2010	1,519
2011	1,519
2012	1,138

Total	$5,695

Under the terms of the CoBank facility, the Company is required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios, as set forth in the agreement, as well as certain financial reporting requirements. As of December 31, 2008, the Company was in compliance with these loan covenants.

The Company has an unsecured line of credit in the amount of $4,000 with Provident Bank. Any borrowings under this line of credit are on a demand basis without restrictions, and at a variable lending rate. The Company had no outstanding balance on this facility at December 31, 2008 and 2007.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

NOTE 12:	INCOME TAXES

The federal and state components of the provision for income taxes are presented in the following table:

	For the Years Ended
	December 31,
	2008	2007	2006

Provision (benefit) for income tax
Current:
Federal	$2,736	$4,739	$3,301
State and local	72	28	28

	2,808	4,767	3,329
Deferred:
Federal	328	(1,885)	(1,214)
State and local	(74)	(87)	(75)

	254	(1,972)	(1,289)

Provision for income taxes	$3,062	$2,795	$2,040

Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of differences in the book and tax basis of certain assets and liabilities.

Deferred income tax liabilities and assets consist of the following:

	At December 31,
	2008	2007

Deferred income tax assets:
Employee pensions and other benefits	$3,654	$1,638
Other	667	613

Total deferred income tax assets	4,321	2,251

Deferred income tax liabilities:
Property, plant and equipment	6,225	5,466

Total deferred income tax liabilities	6,225	5,466

Net deferred income tax liability	$1,904	$3,215

The difference between tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

	Years Ended December 31,
	2008	2007	2006

Statutory rate applied to pre-tax income	$3,104	$2,817	$2,052
Add (deduct):
State income taxes, net of federal benefit	5	(39)	(31)
Other	(47)	17	19

Income taxes	$3,062	$2,795	$2,040

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) requires uncertain tax positions to be classified as non-current income tax liabilities unless expected to be paid within one year. The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company initially recorded an income tax liability of $3,568 for unrecognized tax benefits which was included in long-term income taxes payable on the consolidated balance sheet. Of that amount, $3,350 was reclassified from deferred income taxes; in addition, $218 related to an income tax liability which resulted in a decrease to the Company’s January 1, 2007 retained earnings balance. As a result of the filing of the Company’s 2006 income tax return, the Company derecognized, in 2007, $2,944 of the income tax liability for the unrecognized tax benefits.

In December 2007, the Company filed with the Internal Revenue Service (“IRS”) a request for a change in accounting method that would allow the Company to include in its Federal consolidated income tax returns for the next four years, Universal Service Fund income that was treated as non-taxable in years 2004 and 2005. In June 2008, the IRS approved the request for a change in accounting method, and as a result, the Company de-recognized the entire liability and the related accrued interest expense of $280, which has been reflected in the accompanying statement of income as a reduction of interest expense. As of December 31, 2008, the Company has no liability for unrecognized tax benefits.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at December 31, 2006	$—
Adoption of FIN 48 — reclassed from deferred tax	3,350
Interest at adoption of FIN 48	218
Additions based on tax positions related to current year	—
Reduction for tax positions of prior year	(2,944)
Accrual for interest related to current year	16

Balance at December 31, 2007	640
Additions based on tax positions related to current year	—
Reduction for tax positions of prior year	(640)

Balance at December 31, 2008	$—

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. During the year ended December 31, 2007, the Company recognized $98 in interest.

The Company and Hometown Online have a New Jersey net operating loss carry forward in the amount of $13,271, $8,912 and $286 as of December 31, 2008, 2007 and 2006, respectively. These losses expire through 2016.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2005 and thereafter. The Company’s 2006 federal income tax return is currently under examination by the IRS. The Company was notified in October 2008 that its 2007 federal income tax return is also subject to examination.

State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by the relevant states for a period of up to one year after formal notification to the states. The Company has filed amended New Jersey tax returns as a result of an examination by the State of New Jersey for its 2002 to 2005 New Jersey Corporation Business Tax returns.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

NOTE 13:	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company has two defined benefit pension plans covering all management and non-management employees who are at least 21 years of age, have completed one year of service and have been hired before May 1, 2003 for the non-management plan and March 1, 2005 for the management plan. Benefits are based on years of service and the average of the employee’s three highest consecutive years’ base compensation. The Company’s policy is to fund the minimum required contribution disregarding any credit balance arising from excess amounts contributed in the past. Per regulatory requirements prior to the adoption of SFAS 101, the Company recognized additional expenses of $26, $52 and $33 in 2008, 2007, and 2006, respectively. The amounts expensed were $204, $218 and $245 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

The components of the pension and postretirement expense (credit) were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Components of Net Periodic Costs
Service cost	$—	$4	$4	$34	$205	$240
Interest cost	885	846	829	241	389	407
Expected return on plan assets	(974)	(956)	(876)	(154)	(150)	(142)
Amortization of transition asset	—	—	—	28	51	51
Amortization of prior service cost	56	56	56	(330)	(86)	(20)
Recognized actuarial (gain) loss	210	217	199	100	156	297
Net curtailment loss (gain)	—	—	—	(235)	—	—

Net periodic loss (Gain)	$177	$167	$212	$(316)	$565	$833

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

The following table presents a summary of the projected benefit obligation and plan assets of the plans at December 31:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007

Change in Benefit Obligation
Benefit obligation, beginning of year	$14,307	$15,202	$4,976	$7,643
Service cost	—	4	34	205
Interest cost	885	846	241	389
Plan amendments	—	—	(156)	(2,305)
Actuarial losses (income)	1,159	(963)	385	(661)
Benefit payments	(800)	(782)	(161)	(295)
Impact of curtailment	—	—	(946)	—

Benefit obligation, end of year	$15,551	$14,307	$4,373	$4,976

Changes in Fair Value of Plan Assets
Fair value of Plan Assets, beginning of year	$12,468	$12,205	$1,925	$2,008
Actual return (loss) on plan	(3,684)	781	55	124
Employer contributions	327	264	161	88
Benefit payments	(800)	(782)	(161)	(295)

Fair value of plan assets, end of year	$8,311	$12,468	$1,980	$1,925

Unfunded status at end of year	$(7,240)	$(1,839)	$(2,393)	$(3,051)

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007

Pension and postretirement benefit obligations — current	$(413)	$(829)	$(96)	$(100)
Pension and postretirement benefit obligations — long term	(6,827)	(1,010)	(2,297)	(2,951)

Total	$(7,240)	$(1,839)	$(2,393)	$(3,051)

Actuarial assumptions used to calculate the projected benefit obligation were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007

Discount rate	5.75%	6.25%	5.75%	6.25%
Expected return on plans	8.00%	8.00%	8.00%	8.00%
Healthcare cost trend	—	—	8.00 — 10.00%	8.50 — 10.50%

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

Actuarial assumptions used to calculate net periodic benefit cost were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007

Discount rate	5.75%	5.75%	5.75%	5.75%
Expected return on assets	8.00%	8.00%	8.00%	8.00%

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

The Company’s pension plans had an unfunded projected benefit obligation of $7,240 as of December 31, 2008. The projected benefit obligation of $15,551 at December 31, 2008 was in excess of Plan assets of $8,311. The Company’s postretirement plans had an unfunded projected benefit obligation of $2,393 as of December 31, 2008. The projected benefit obligation of $4,373 at December 31, 2008 was in excess of plan assets of $1,980.

The accumulated benefit obligation exceeded the fair value of plan assets and the Company was required to record a minimum pension liability in the Consolidated Balance Sheet as of December 31, 2008. The effect of this adjustment was an increase in the pension liability of $5,369 and an increase in accumulated other comprehensive loss of $3,416, net of tax. The decrease was due primarily to managers and officers medical plan design changes including the capping of the Company’s contribution as of August 1, 2007. These are non-cash items and consequently have been excluded from the consolidated statement of cash flows. The health care cost trend rates (representing the assumed annual percentage increase in claim costs by year) was 8.00% for the pre-65 trend rate and 10.0% for the post-65 trend rate, with each of these grading down to 5%, by 0.5% per year. The Company’s most recent actuarial calculation anticipates that this trend will continue on into 2009. An increase in the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 2008 by approximately $530 and the aggregate of the service and interest cost components of postretirement expense for the year then ended by approximately $29. A 1.0% decrease in the health care cost trend rate would decrease these components by approximately $445 and by approximately $24, respectively.

The Company also has a Defined Contribution 401(k) Plan covering substantially all employees. Under the plan, employees may contribute up to 100% of compensation not to exceed the certain legal limitations. In 2006, the Company made a matching contribution up to 9.0% of an eligible participant’s compensation for management, clerical and plant employees. In September 2007, the Company modified the management 401(k) plan from 100% to 50% match of the employee contribution. This effectively changed the Company’s maximum contribution from 9% to 4.5%. The Company contributed and expensed $289, $414 and $438 for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company has deferred compensation agreements in place for certain former officers which became effective upon retirement. These non-qualified plans are not currently funded and a liability representing the present value of future payments has been established, with balances of $353 and $363 as of December 31, 2008 and 2007, respectively.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

Plan Assets

The pension plan weighted average asset allocations at December 31, 2008 and 2007 by assets category are as follows:

	Plan Assets at
	December 31,
	2008	2007

Equity securities	95%	96%
Debt securities	0%	0%
Short term investments	5%	4%

Total	100%	100%

The postretirement benefit plan weighted average asset allocations at December 31, 2008 and 2007, by assets category are as follows:

	Plan Assets at
	December 31,
	2008	2007

Equity securities	77%	78%
Short term investments	23%	22%

Total	100%	100%

In accordance with its contribution policy, the Company expects to contribute $413 to its pension plan and $96 to its postretirement plan for the year 2009.

Benefit payments, under the provisions of the plans, are expected to be paid as follows:

		Postretirement
	Pension	Benefits- Net
	Benefits	after Subsidy

2009	$888	$258
2010	894	260
2011	896	243
2012	920	240
2013	924	245
2014-2018	5,072	1,304

NOTE 14:	STOCK BASED COMPENSATION

The Company shareholders approved a Long-Term Incentive Plan (the “Stock Plan”) at its annual meeting on April 25, 2008, subject to approval from the New Jersey Board of Public Utilities and the New York State Public Service Commission to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock. The New York State Public Service Commission issued an order approving the Stock Plan on September 3, 2008 and it was accepted by the Company on September 8, 2008. The New Jersey Board of Public Utilities approved the Stock Plan on June 16, 2008. The Stock Plan authorized for future issuance a total of 500,000 shares of common stock which may be either authorized but unissued shares or shares that have been reacquired by the Company and designated as treasury shares. As of December 31, 2008, 390,500 shares of common shares were available for grant under the Stock Plan. The Stock Plan permits the issuance by the Company, of awards in the form of stock options, stock

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

appreciation rights, restricted stock and restricted stock units and performance shares. The exercise price per share of the Company’s common stock purchasable under any stock option and stock appreciation rights shall not be less than 100% of the fair market value of one share of common stock on the date of grant. The term of any stock option and stock appreciation rights shall not exceed ten years. Restricted stock and restricted stock units are subject to vesting restrictions. Prior to September 8, 2008, the Company did not have a long term incentive plan.

Restricted Common Stock Awards

The following table summarizes the restricted common stock granted to certain eligible participants for the year ended December 31, 2008:

		Grant Date
	Shares	Fair Value per Share

Restricted stock granted	19,000	$10.78

Stock-based compensation expense for restricted stock awards of $23 was recorded for the year ended December 31, 2008. Restricted stock awards are amortized over their respective vesting periods of three years. The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis. The Company has not estimated expected forfeitures and is recognizing compensation expense for these restricted common shares.

The following table summarizes the restricted common stock activity during the year ended December 31, 2008:

		Grant Date Weighted
	Shares	Average per Share

Balance — January 1, 2008	—	$—
Granted	19,000	10.78
Vested	—	—
Forfeited	—	—

Balance — December 31, 2008	19,000	$10.78

No restricted stock awards vested during the year ended December 31, 2008.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

Stock Options

The following tables summarize stock option activity for the year ended December 31, 2008, along with options exercisable at the end of the period.

		Weighted Average
Options	Shares	Exercise Price

Outstanding — January 1, 2008	—	$—
Stock options granted	90,500	10.84
Exercised	—	—
Forfeited	—	—

Outstanding — December 31, 2008	90,500	$10.84

Vested and expected to vest at December 31, 2008	90,500

Exercisable at December 31, 2008	—

Available for grant at December 31, 2008	390,500

The stock options vest over a three-year period. The following table summarizes information about fixed price stock options outstanding at December 31, 2008:

Weighted Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
Exercise Price per Share	Outstanding	Exercise Price	Life (Years)	Value

$10.78	90,500	$10.78	9.6	$—

Exercisable at December 31, 2008	—	$—	—	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, (the difference between the Company’s closing stock price on the last trading day, December 31, 2008, and the exercise price times the number of shares) that would have been received by the option holders had all the option holders exercised in the money options on December 31, 2008. This amount changes based on the grant date fair market value of the Company’s common stock.

The fair value of the above stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the year ended December 31, 2008:

Options	Twelve Months Ended

Expected life (in years)	10
Interest rate	3.66%
Volatility	27.94%
Dividend yield	7.42%
Weighted-average fair value per share at grant date	$1.17

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock granted to employees that are included in the Company’s consolidated statements of income for the years ended December 31, 2008, 2007, and 2006. Compensation expense related to stock options granted was $12 in 2008.

Stock-Based Compensation Expense	2008	2007	2006

Cost of services and products	$—	$—	$—
Selling, general and administrative expense	35	—	—

	$35	$—	$—

As of December 31, 2008, $276 of total unrecognized compensation expense related to stock options and restricted common stock is expected to be recognized over a weighted average period of approximately 2.75 years.

In 2007, the Company did not have a specific company wide-wide stock compensation plan. Stock appreciation rights (SARs) were granted on a case-by-case basis by the Company’s Board of Directors. Any SARs granted by the Company were included in an individual’s employment contract. The terms of these contracts extend through between June 3, 2008 and April 30, 2010, with automatic, one year renewals, unless otherwise terminated.

In 2007, the Company granted 75,000 SARs to certain employees, as provided in their employment contracts. In 2008 all of the previously granted SAR’s were terminated. The SARs provided the employees with the right to receive, without any need to exercise such right, a bonus equal to the aggregate amount of the increase that would have been experienced by a person holding between 25,000 and 50,000 shares, if such shares were purchased at 120% of the average closing price in the first month of employment in the fiscal year and sold at the average closing price during the month of December of that year. The bonus was payable, in cash, as soon as practicable after the shareholders’ annual meeting following the fiscal year for which the bonus related, and no later than the second pay period after such meeting. In order to receive the bonus, the employee was required to be actively employed by the Company on the payment date. Because share appreciation targets were not reached, all SARs granted in 2007 expired, and could not be carried forward to future periods.

The fair value of each SARs was estimated on the date of grant using the Black-Scholes valuation model, are revalued each reporting period, and any change in the valuation arising from valuation assumptions is recorded as either increases or decreases to compensation expense. There was no stock compensation expense recorded in the year ended December 31, 2007.

NOTE 15:	SHAREHOLDERS’ EQUITY

The Company has 10,000,000 authorized common shares at par value of $0.01 per share; 5,000 authorized preferred shares at par value $100 per share and 10,000,000 authorized preferred shares at par value $0.01 per share.

NOTE 16:	VOLUNTARY TERMINATION INCENTIVE PLAN

On June 29, 2006 the Company reached an agreement with Local Union No. 503 of the International Brotherhood of Electrical Workers AFL-CIO (the “Union”) that allowed the Company to offer both its Plant and Clerical employees a Voluntary Termination Incentive Plan (the “VTIP”). The VTIP is part of the corporate restructuring and work force reduction plan. Under the VTIP, eligible employees could receive an incentive payment for years of completed service and continued medical coverage for certain periods of time based upon years of service. Eligible employees had until August 13, 2006 to elect to participate in the program. In total, 28 employees elected to participate in the VTIP. As of December 31, 2006, the Company had recognized an estimated total expense of $827 of which $664 was paid to participants during 2006. As of December 31, 2007, the Company had paid $118 to participants and the remaining balance of $45 was included in other accrued expenses in

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

the Consolidated Balance Sheet as of December 31, 2007. As of December 31, 2008, there was no remaining balance due to participants.

NOTE 17:	COMMITMENTS AND CONTINGENCIES

The Company currently has an operating lease to rent space on a tower to transmit video content from its head end facility. The Company also leases vehicles for operations as well as office space in Vernon, New Jersey. In addition, the Company has entered into certain long-term agreements to access trunk lines from other carriers to transmit voice, video and data. Total expenses associated with these agreements were $1,266, $1,121 and $866 in 2008, 2007 and 2006, respectively.

The future aggregate commitment as of December 31, 2008 is as follows:

2009	$1,269
2010	181
2011	163
2012 and thereafter	17

Total	$1,630

From time to time the Company is involved in various litigation relating to legal claims arising in the normal course of business. These claims are generally covered by insurance. The Company is not currently subject to any litigation which singularly or in the aggregate could reasonably be expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 18:	RELATED PARTY TRANSACTIONS

The Company paid approximately $266 during 2006, to John W. Sanford & Son, Inc. and $2 during 2006, to Warwick Resource Group, LLC. Both entities’ President and Chief Operating Officer is the brother of Corinna S. Lewis, a former Director of the Company, who resigned her position in November 2006. The Company believes that the transactions with John W. Sanford & Son, Inc. and the Warwick Resource Group, LLC are on as favorable terms as those available from unaffiliated third parties.

The Company paid approximately $62 and $52 during 2007 and 2006 respectively to Morrow & Co., Inc. a proxy solicitation, corporate governance and strategic consulting firm whose founder and President is Joseph J. Morrow, a former Director of the Company who resigned his position on June 27, 2007. The Company believes that the transactions with Morrow & Co., Inc. are on as favorable terms as those available from unaffiliated third parties.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands except share and per share amounts)

NOTE 19:	QUARTERLY INFORMATION (UNAUDITED)

	Fiscal Year Quarters
	First	Second	Third	Fourth	Total

Revenue	$5,644	$5,377	$6,245	$5,724	$22,990
Operating income (loss)	(830)	(293)	40	(153)	(1,236)
Net income	760	1,618	1,635	1,982	5,995
Basic earnings per common share Income before extraordinary item	$0.14	$0.30	$0.32	$0.37	$1.13
Extraordinary item	—	—	(0.01)	—	(0.01)

Basic earnings per share	$0.14	$0.30	$0.31	$0.37	$1.12

Diluted earnings per common share Income before extraordinary item	$0.14	$0.30	$0.32	$0.37	$1.13
Extraordinary item	—	—	(0.01)	—	(0.01)

Diluted earnings per share	$0.14	$0.30	$0.31	$0.37	$1.12

Weighted average shares of common stock used to calculate earnings per share:
Basic	5,351,780	5,351,780	5,351,780	5,351,780	5,351,780

Diluted	5,351,780	5,351,780	5,357,816	5,357,872	5,357,872

Year ended December 31, 2007
Revenue	$5,891	$5,878	$6,137	$6,136	$24,042
Operating loss	(700)	(156)	(143)	(99)	(1,098)
Net income	726	1,350	1,557	1,860	5,493
Basic earnings per common share	$0.13	$0.25	$0.29	$0.35	$1.02

Diluted earnings per common share	$0.13	$0.25	$0.29	$0.35	$1.02

Weighted average shares of common stock used to calculate earnings per share
Basic	5,351,780	5,351,780	5,351,780	5,351,780	5,351,780

Diluted	5,351,780	5,351,780	5,351,780	5,351,780	5,351,780

NOTE 20:	SUBSEQUENT EVENTS

On March 11, 2009, the Company’s bid of $1,250 for the acquisition of the hosted VoIP and wholesale assets of USA Datanet was accepted in the United States Bankruptcy Court. Closing is contingent on the parties satisfying certain conditions. The final acquisition price may be adjusted either upward or downward based on the satisfaction of certain contingencies contained in the Company’s bid. USA Datanet is a provider of business telecommunications services with headquarters in Syracuse, New York and customers throughout the Upstate New York region.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
of Warwick Valley Telephone Company:

Our audits of the consolidated financial statements, and of the effectiveness of internal control over financial reporting referred to in our report dated March 13, 2009 appearing in the Annual Report on Form 10-K of Warwick Valley Telephone Company also included an audit of the financial statement schedule listed in Item 15(a) (2) of this Annual Report on Form 10-K for the year ended December 31, 2008. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  WithumSmith+Brown, PC

Princeton, New Jersey
March 13, 2009

WARWICK VALLEY TELEPHONE COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2008, 2007 and 2006

Column A	Column B	Column C		Column D	Column E
		Additions
		Charged	Charged
	Balance at	to	to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
		(Note a)	(Note b)	(Note c)
	($ in thousands)

Allowance for Uncollectible:
Year 2008	$214	$310	$36	$312	$248
Year 2007	$107	$301	$24	$218	$214
Year 2006	$171	$32	$72	$168	$107

(a)	Provision for uncollectible as stated in statements of income.

(b)	Amounts previously written off which were credited directly to this account when recovered.

(c)	Amounts written off as uncollectible.

WARWICK VALLEY TELEPHONE COMPANY

INDEX TO EXHIBITS FILED WITH THIS REPORT

(21)	Subsidiaries of the registrant
*21.1 Subsidiaries of the Registrant
(23)	Consents of experts and counsel
*23.1 Consent of WithumSmith+Brown, PC
*23.2 Consent of Deloitte & Touche LLP
(31)	Rule 13a-14(a)/15d-14(a) Certifications
*31.1 Rule 13a-14(a)/15d-14(a) Certification signed by Duane W. Albro, President and Chief Executive Officer
*31.2 Rule 13a-14(a)/15d-14(a) Certification signed by Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer
(32)	Section 1350 Certifications
*32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Duane W. Albro, President and Chief Executive Officer

*32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer

(99)	Additional Exhibits
*99.1 Orange County-Poughkeepsie Limited Partnership Financial Statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006.