Form 10-K/A
period 2008-12-31
WARWICK VALLEY TELEPHONE CO
filed 2009-04-17
CIK 104777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-11174

Warwick Valley Telephone Company
(Exact name of registrant as specified in its charter)

New York	14-1160510
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

47 Main Street	10990
Warwick, New York	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone, including area code: (845) 986-8080
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 Par Value	The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
The number of shares of Warwick Valley Telephone Company Common Shares outstanding as of April 13, 2009 was 5,351,780.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III, Items 10, 12, 13 and 14 of this report is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on April 24, 2009, which definitive proxy statement was filed with the Securities and Exchange Commission on March 30, 2009.

PART III
Part IV.
SIGNATURES
INDEX TO EXHIBITS FILED WITH THIS REPORT
EX-31.1
EX-31.2

EXPLANATORY NOTE
     We are filing this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 16, 2009, to correct certain information regarding executive compensation required by Item 11 of Part III of Form 10-K. This information is incorporated by reference from the information set forth under the caption “Compensation of Named Executive Officers and Directors” in our 2009 definitive proxy statement filed with the Securities and Exchange Commission on March 30, 2009 pursuant to Instruction G(3) to Form 10-K.
     Specifically, we are (1) correcting certain information reported in the 2008 Summary Compensation Table and 2008 Grants of Plan-Based Awards Table regarding stock option awards granted to our named executive officers, Duane W. Albro and Kenneth H. Volz, that appears on pages 21 and 22 of the 2009 definitive proxy statement; (2) we are deleting certain statements regarding our obligation to compensate Messrs. Albro and Volz for any excise taxes imposed on them that appear on pages 24 and 25 of the 2009 definitive proxy statement; and (3) we are correcting the stock ownership objectives for our chief executive officer and our directors that appear on pages 19 and 27 of the 2009 definitive proxy statement. Such corrections are described below:
•	The dollar values of stock options granted to our named executive officers presented in the Option Awards column of the 2008 Summary Compensation Table have been corrected to reflect the values that are equal to the corresponding compensation costs determined in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. The value reported for Mr. Albro has been corrected from $54,499 to $5,918 and the value reported for Mr. Volz has been corrected from $29,944 to $3,252. Accordingly, the amounts reported in the Total column of the 2008 Summary Compensation Table have been adjusted from $446,810 to $398,229 for Mr. Albro and from $423,222 to $396,530 for Mr. Volz.

•	We have corrected the percent of total compensation attributable to salary and bonus paid to our named executive officers that appears on page 25 of the 2009 Definitive Proxy Statement to reflect the changes made to the 2008 Summary Compensation Table as noted in the first bullet item above. Accordingly, the percentages have been adjusted from 75% to 84% for Mr. Albro and from 75% to 80% for Mr. Volz.

•	The grant date fair value of stock option awards granted to our named executive officers presented in the Grant Date Fair Value of Stock and Option Awards column of the 2008 Grants of Plan-Based Awards Table have been corrected to reflect the values that are equal to the aggregate grant date fair value computed in accordance with SFAS 123R. The value reported for Mr. Albro has been corrected from $490,490 to $53,265 and the value reported for Mr. Volz has been corrected from $269,500 to $29,267.

•	We have deleted the sentence “We are also obligated to compensate Mr. Albro for any excise taxes imposed upon him from receiving a lump sum payment from us.” on page 24 and the sentence “We are also obligated to compensate Mr. Volz for any excise taxes imposed upon him from receiving a lump sum payment from us.” on page 25 of the 2009 definitive proxy statement under the discussion of their respective employment agreements since Messrs. Albro and Volz are not entitled to such payments under their respective employment agreements.

•	We have corrected the stock ownership objective for our chief executive officer on page 19 of the 2009 definitive proxy statement from that number of shares with a value of at least one and a half times his annual base salary to that number of shares with a value of at least one times his annual base salary and the stock ownership objective for our directors on page 27 of the 2009 definitive proxy statement from that number of shares with a value of at least two times their annual retainer to that number of shares with a value of at least one and a half times their annual retainer.
     For purposes of this amendment, and in accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, Item 11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 has been amended as described above and restated in its entirety.
     Other than these revisions to Item 11, we have not made any other changes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. This amendment does not reflect events occurring after the original filing of our Annual Report on Form 10-K for the year ended December 31, 2008 nor does it modify or update any related disclosure to reflect any subsequent events. Accordingly, this amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission.

     In addition to the corrections described above, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new Rule 13a-14(a)/15d-14(a) certifications by our principal executive officer and principal financial officer are filed as Exhibits 31.1 and 31.2 to this Form 10-K/A under Item 15 of Part IV hereof.
PART III

Item 11.	Executive Compensation.
Compensation of Named Executive Officers and Directors
Compensation Discussion and Analysis
     The following discussion analyzes our compensation policies and decisions for our named executive officers. The focus of the discussion is on the fiscal year ended December 31, 2008. However, when relevant, the discussion covers actions regarding compensation for our named executive officers that were taken after the conclusion of 2008.
Named Executive Officers
     This proxy statement contains information about the compensation paid to our named executive officers during the fiscal year ended December 31, 2008. For 2008, in accordance with the rules and regulations of the Securities and Exchange Commission, we determined that the following officers were our named executive officers:
•	Duane W. Albro, our president and chief executive officer; and

•	Kenneth H. Volz, our executive vice president, chief financial officer, and treasurer.
Philosophy
     All of our compensation programs are designed to attract and retain key employees, motivate them to achieve, and reward them for superior performance. We believe that our executive compensation program impacts all of our employees by setting general levels of compensation and helping to create an environment of goals, rewards, and expectations. Because we believe the performance of every employee is important to our success, we are mindful of the effect of our executive compensation and incentive programs on all of our employees.
     We believe that the compensation of our named executive officers should reflect their success as a management team, rather than as individuals, in attaining key operating objectives. We believe that the performance of our named executive officers in managing the company, considered in light of general economic and specific company, industry, and competitive conditions, should be the basis for determining their overall compensation.
Policies and Practices
Historical Compensation Practices
     During most of our long operating history, we enjoyed relatively limited competition in our local market and financial stability, directly affected by governmental rate of return regulation. In such an environment, we did not extensively rely upon performance-based incentive bonuses to attract and retain our executive employees. As a career prospect, we represented a stable work environment with higher (relative to other employers) benefit and retirement programs offsetting our relatively lower base salaries. In the past several years, however, our business environment has fundamentally changed and we no longer enjoy either a market relatively free of competition or relatively favorable regulatory treatment. To operate successfully in this new environment, we need to attract and retain key employees with skills and experience that are sought after by other employers. We recognized that in order to become a competitive service provider, our compensation philosophy and programs needed fundamental revision.
     In 2007, we instituted a compensation policy for our named executive officers to combine short-term initiatives, such as operating income growth, with longer-term growth in our equity value while also maintaining adherence to our aforementioned core compensation philosophy.

     Initially, we accomplished this by including a stock value appreciation bonus in each of our named executive officer’s previous employment agreements. The stock value appreciation bonus made each named executive officer eligible, without any need to exercise any right, to a bonus in the event of an increase in share value during a calendar year. Such bonus was equal to the aggregate amount of the increase that would have been experienced by a person’s holdings, for Mr. Albro, 50,000 shares of our common stock, and for Mr. Volz, 25,000 shares of our common stock, if such shares were priced at 120% of the market price when the year began. The increase, if any, was to be calculated by using the change in the average daily closing price from one December to the next, except that for 2007, any increase was measured using the average daily closing price for April 2007 as an initial value. No stock value appreciation bonuses were earned for 2007 because there was no aggregate increase in the value of our common shares over the measurement period.
     As discussed below under Current Compensation Practices, we instituted a long-term incentive plan to further align our named executive officers’ compensation with our longer-term strategies. This plan allows us the flexibility of granting stock options, restricted stock awards, and other equity derivatives to our named executive officers. In 2008, we granted an option to purchase 45,500 shares to Mr. Albro and an option to purchase 25,000 shares to Mr. Volz. In 2008, we also awarded 9,000 shares of restricted stock to Mr. Albro and 5,000 shares of restricted stock to Mr. Volz. In 2009, the compensation committee granted an option to Mr. Albro to purchase 12,155 shares at $10.02 per share (that being the closing price of our common stock on the Nasdaq Stock Market on the March 20, 2009 grant date) and awarded him 2,404 shares of restricted stock. On the same date, the committee also granted Mr. Volz an option to purchase 18,793 shares at $10.02 per share and awarded him 3,759 shares of restricted stock.
Current Compensation Practices
     The compensation committee annually reviews all elements of each named executive officer’s total compensation, utilizing a schedule prepared at the committee’s direction by our human resources department showing internal pay equity. The compensation committee also receives data that allows it to compare the compensation of our named executive officers with that of executive officers in an appropriate market comparison group. In 2008, the compensation committee engaged DolmatConnell & Partners to prepare this market comparison. The market comparison validated the compensation committee’s current compensation practices. The market comparison established a peer group comprised of the following companies: Callwave, Inc., Fibernet Telecom Group, Inc., GoAmerica, Inc., Numerex Corp., Otelco, Inc., Telkonet, Inc., and WPCS International, Inc. Other than to research and advise on executive compensation DolmatConnell & Partners did not provide any other services to us.
     The compensation committee determines the annual compensation for our chief executive officer. The compensation committee also determines the aggregate level of compensation to be paid to other members of our senior management team. In setting the aggregate level of executive compensation, the compensation committee considers recommendations made to it by our chief executive officer. Once the committee approves the aggregate level of compensation for our senior management team, it authorizes the chief executive officer to allocate it amongst our senior management team accordingly. In 2008, the committee rewarded achievement of long-term performance objectives with equity compensation and short-term performance goals through a cash bonus award.
     The current employment agreement with each of our named executive officers replaces the stock value appreciation bonus component with stock options and restricted stock awards. These stock options and restricted stock awards were granted by the board of directors under the Warwick Valley Telephone Company 2008 Long-Term Incentive Plan, referred to in this proxy statement as the LTIP, adopted by our shareholders at our 2008 annual meeting.

     The LTIP was initiated by the board of directors to better align the interests of our senior management team with the interests of our shareholders. The board of directors believes that the LTIP will assist us and our affiliates in attracting, motivating, and retaining selected individuals to serve as our employees, directors, consultants, and advisors by providing incentives to such individuals through the ownership and performance of our common stock. The board of directors also determined that the LTIP would provide the compensation committee with the ability to use different forms of awards to accommodate different participant situations or changes in tax rules, accounting rules, or investor attitudes to different forms of compensation awards over time.
Components of Executive Compensation
     Our compensation packages with our named executive officers include a base salary, cash bonus, restricted stock, stock options, and perquisites. Each such component is discussed below.
     Base Salary. We pay each of our named executive officers a base salary pursuant to the terms of their employment agreements. The compensation committee determined the base salary for each of our named executive officers with assistance from a compensation consultant, DolmatConnell & Partners. DolmatConnell & Partners provided the compensation committee with a comparative analysis of similar public companies. The compensation committee used this information and the schedule prepared by our human resources department showing internal pay equity. In deciding the amount of base salary to be paid to each named executive officer, the compensation committee also considered our desire to retain our named executive officers, whom we view as critical to achieving our short-term and long-term goals.
     Cash Bonus. We pay each of our named executive officers a cash bonus pursuant to the terms of their employment agreements. We believe cash bonus awards properly align management incentives with annual financial metrics which should serve to benefit all of our constituencies, including, most importantly, our shareholders. Each named executive officer’s cash bonus was targeted at 50% of their base salaries if certain financial performance metrics were met during fiscal 2008. Cash bonuses are typically paid to the executive officers in March of each year. The financial performance metrics are equally weighted and are based on forecasted revenues, EBITDA, net income, and free cash flow. For fiscal 2008, the revenue target was $26,406,000, the EBITDA target was $4,832,000, the free cash flow target was $1,479,000, and the net income target was $5,363,000.
     The amount of the cash bonus award is determined by multiplying each named executive officer’s target cash bonus (50% of their base salary) by the sum of the payout factors for each performance metric. The payout factor for each of the four financial performance metrics is determined by multiplying 25% by the quotient of the actual financial performance metric divided by the targeted financial performance metric. Thus, each of our named executive officers are eligible to receive a cash bonus award even if the targets for each of the financial performance metrics are not met, although such cash bonus will be less than the targeted amount. Likewise, there is no cap to the cash bonus award; therefore, our named executive officers could receive a cash bonus award in excess of their targeted cash bonus if the financial performance targets are exceeded. Notwithstanding this formula, the compensation committee has the discretion to determine the amount of the cash bonus award.
     The compensation committee determined the target amount of the cash bonus and the financial performance targets with the assistance of DolmatConnell & Partners. In determining the target amount of the cash bonus and the financial performance targets the compensation committee considered all of the factors as stated above.

     Restricted Stock Awards. During 2008, we awarded each of our named executive officers with shares of restricted stock. We chose to award each of our named executive officers with shares of restricted stock because it immediately aligns our named executive officers’ interests with those of our shareholders. Restricted stock awards vest in annual one-third increments on the first, second, and third anniversaries of the grant date. The compensation committee determined the size and the vesting schedule of each restricted stock award after considering the DolmatConnell & Partners survey of comparable companies and the desire to augment our named executive officers’ base compensation with a longer-term award. The compensation committee has the discretion to determine the size and terms of restricted stock awards.
     Stock Options. During 2008, we awarded stock options to each of our named executive officers because we believe stock options align their interests with our shareholders’ long-term interests. The compensation committee determined the amount of stock options to award to each of our named executive officers based on the number of common shares outstanding and the percentage it believed provided long-term incentives for each of our named executive officers. The compensation committee has the discretion to determine the size and terms of stock option awards.
     Perquisites. We generally do not provide our named executive officers with benefits that are not integrally and directly related to the performance of the executive officers’ duties. In connection with the hiring of an executive officer who resides outside of Orange County, New York, we, on occasion, agree to reimburse such executive officer for reasonable housing and living expenses. The compensation committee decided to pay our named executive officers for certain housing and living expenses because we wanted each of our named executive officers to have a presence within the community in which we operate. The compensation committee believes these perquisites are a relatively modest way for retaining our named executives (both of whom have permanent residence outside Warwick, New York) and keeping them engaged in our day-to-day operations. We also provide our named executive officers with employee concession services and certain business-related travel.
Stock Ownership Guidelines
     During 2008, we adopted stock ownership guidelines for our executive officers. We adopted these guidelines to better align the economic interest of our executive officers and shareholders. Under our stock ownership guidelines, our executive officers must achieve a specified ownership objective within five years of being named to an executive officer position. The stock ownership objective for our chief executive officer is that number of shares with a value of at least one times his annual base salary. The stock ownership objective of our other executive officers is that number of shares with a value of at least half of their annual base salary. The compensation committee has discretion to modify such objectives in case of hardship and it also has the discretion to penalize noncompliance by reducing cash bonus awards.
Change in Control Payments
     We have agreed to make certain payments to our named executive officers upon the occurrence of a change of control as defined in each of our named executive officer’s employment agreements. For more information regarding such change of control payments, see “Current Employment Agreements with our Named Executive Officers” on page 23 of this proxy statement. We decided to include change of control payments in each of our named executive officer’s employment agreement because it serves as a further means to attract, recruit and retain our named executive officers. We consider such change in control payments an appropriate method to motivate our named executive officers if we decide to pursue a sale of the company as an appropriate way of maximizing shareholder value. Since the board of directors would not consider any such transaction unless shareholder value was maximized, the board of directors believes any such costs for such a change of control payment would be minimal in comparison to the value delivered to shareholders.

Certain Tax and Accounting Implications
     The Impact of Deductibility of Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction to a public company for compensation in excess of $1.0 million paid to its chief executive officer and the three other most highly compensated named executive officers as of the end of any fiscal year, excluding the chief financial officer. We do not intend to enter into agreements under which payments are not deductible under Section 162(m).
     Nonqualified Deferred Compensation. The American Jobs Creation Act of 2004 changed the tax rules applicable to nonqualified deferred compensation arrangements by adding Section 409A to the Internal Revenue Code of 1986, as amended. As of January 1, 2009, we believe all of our compensation arrangements that are subject to Section 409A are in documentary compliance with the provisions of this law.
     Accounting for Stock-Based Compensation. We account for stock-based compensation in accordance with the requirements of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. Such stock-based compensation includes awards made under our LTIP.
Changes to Cash Bonus
     At the end of 2008, the compensation committee proposed, and the board of directors agreed, to assess the need to modify the current cash bonus plan. The board of directors determined that the current cash bonus plan remained appropriate, but should be amended to adjust for certain specific elements. The compensation committee determined that there should be a re-weighting of the financial measurement metrics for 2009 to reflect “controllable” vs. “non-controllable” elements of our operating and financial performance. The board of directors also decided that there should be a discretionary component of the cash bonus for each named executive officer as determined by the board of directors based upon the compensation committee’s recommendation. Another adjustment to the current cash bonus plan is to include a “cliff” below which no bonus payout would occur for each metric. These changes were approved by our board of directors and will be implemented during 2009.
     In October 2008, Messrs. Albro and Volz recognized that the revenue component of their 2008 cash bonus plan would result in the payment of a cash bonus to them despite our attaining significantly less revenue than targeted under the 2008 cash bonus plan. Messrs. Albro and Volz voluntarily requested in writing to the compensation committee, and the committee agreed, that we eliminate the payment of the revenue portion of their 2008 cash bonus.
Executive Compensation
     The following table shows the compensation paid to our president and chief executive officer (our principal executive officer), and to our executive vice president, chief financial officer and treasurer (our principal financial officer) for services rendered to us in all capacities during the years ended December 31, 2008 and December 31, 2007.

2008 SUMMARY COMPENSATION TABLE

							Non-Equity
					Stock	Option	Incentive Plan	All Other
		Salary	Bonus		Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(1)		($)(2)(3)(4)	($)(2)(4)(5)	($)(6)	($)(7)	($)
Duane W. Albro	2008	263,462	—		10,780	5,918	72,127	45,942	398,229
President and Chief Executive Officer	2007	167,309	125,000	(1)	0	0	75,000	19,421	386,730
Kenneth H. Volz(8)	2008	250,001	—		5,989	3,252	66,785	70,503	396,530
Vice President, Chief Financial	2007	243,809	—		0	0	60,000	59,889	363,698
Officer and Treasurer

(1)	Mr. Albro became our president and chief executive officer on May 1, 2007. This amount reflects a cash signing bonus paid to Mr. Albro pursuant to his employment contract.

(2)	Restricted stock and stock option awards were made under our 2008 Long-Term Incentive Plan, or the LTIP.

(3)	The dollar values of restricted stock awards presented in this column are equal to the corresponding compensation cost determined in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, referred to in this proxy statement as SFAS No. 123R, except no estimates for forfeitures have been assumed. SFAS No. 123R requires that the fair value of all share-based payments to employees, including awards of employee stock options, be measured on their grant date and either recognized as expense in the income statement over the requisite service period or, if appropriate, capitalized and amortized. A discussion of the assumptions used to calculate compensation cost and our SFAS No. 123R are set forth in Note 14 to the Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2008.

(4)	Information regarding awards of stock-based compensation granted to our named executive officers during 2008 is shown in the 2008 Grants of Plan-Based Awards Table on page 22 of this proxy statement. Such table also presents the aggregate grant date fair value of awards of stock-based compensation granted during 2008 as determined in accordance with SFAS No. 123R.

(5)	The dollar values of stock options presented in this column are equal to the corresponding compensation costs determined in accordance with SFAS No. 123R, except no estimates for forfeitures have been assumed. A discussion of the assumptions used to calculate compensation cost and our SFAS No. 123R methodology are set forth in Note 14 to the Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2008.

(6)	The amounts in this column reflect the annual cash bonus compensation earned by Messrs. Albro and Volz pursuant to their respective employment contracts and were paid in March 2009 and 2008, respectively. Messrs. Albro and Volz’s annual cash bonuses are tied to our annual financial performance against certain financial and performance targets for the fiscal year as well as achievement of individual performance goals established by the board of directors. The targets for each named executive officer’s annual bonus opportunity are reported in the 2008 Grants of Plan-Based Awards Table, and the terms of the annual bonuses are described in footnote 2 thereto, on page 22 of this proxy statement.

(7)	See the “All Other Compensation Table” below for additional information regarding the components of this column.

(8)	Mr. Volz served as our interim vice president, chief financial officer, and treasurer from January 18, 2007 to June 3, 2007, and became our executive vice president, chief financial officer, and treasurer on June 4, 2007.

ALL OTHER COMPENSATION TABLE
     The following table shows the components of the amounts included for each named executive officer under the “All Other Compensation” column in the 2008 Summary Compensation Table.

		Employee	Company
		Concession	Contributions	Business-	Housing
		Services	to 401(k) Plans	Related	and Living
Name	Year	($)	($)	Travel($)	Expenses ($)	Total ($)
Duane W. Albro	2008	1,268	6,274	—	38,400	45,942
	2007	825	2,596	—	16,000	19,421
Kenneth H. Volz	2008	1,869	11,034	—	57,600	70,503
	2007	706	7,819	11,062	40,302	59,889
2008 GRANTS OF PLAN-BASED AWARDS TABLE
     The following table shows information regarding the grants of stock options, restricted shares, and non-equity incentive plan awards to our named executive officers for fiscal year ended December 31, 2008.

			Estimated Possible	Estimated Future			Grant Date
			Payouts Under Non-	Payouts Under		Exercise or	Fair Value
			Equity Incentive	Equity Incentive		Base Price	of Stock
	Award		Plan	Plan		of Option	and Option
	Type	Grant	Awards (1)	Awards		Awards	Awards
Name	(2)	Date	Target ($)(3)	Target (#)(4)		($/Sh)	($)(5)
Duane W. Albro	Annual Cash Bonus		135,000
	Stock Option	9/08/08		45,500	(6)	10.78	53,265
	Restricted Stock	9/08/08		9,000	(7)		97,020
Kenneth H. Volz	Annual Cash Bonus		125,000
	Stock Option	9/08/08		25,000	(6)	10.78	29,267
	Restricted Stock	9/08/08		5,000	(7)		53,900

(1)	The amounts shown under this column represents the potential payouts to Messrs. Albro and Volz under the annual cash bonus provisions of their employment agreements.

(2)	Annual Cash Bonuses. Messrs. Albro and Volz were eligible for an annual cash bonus in 2008 targeted at 50% of their base pay for the attainment of financial targets based on four (4) key performance goals, each weighted at 25%. The four metrics: (1) Revenues of $26,406,000; (2) EBITDA of $4,832,000; (3) Free Cash Flow of $1,479,000; and (4) Net Income of $5,363,000. The amount of the cash bonus award is determined by multiplying each named executive officer’s target cash bonus (50% of their base salary) by the sum of the payout factors for each performance metric. The payout factor for each of the four financial performance metrics is determined by multiplying 25% by the quotient of the actual financial performance metric divided by the targeted financial performance metric. See “Components of Executive Compensation” on page 18 of this proxy statement for more information regarding the annual cash bonus.

Long-Term Incentive Plan. For the year 2008, Messrs. Albro and Volz were eligible for an LTIP award composed of stock options and shares of restricted stock. See “Components of Executive Compensation” on page 18 of this proxy statement for more information regarding the annual LTIP awards.

(3)	There is no minimum or maximum amount payable under the 2008 cash bonus plan and awards are granted at the discretion of the compensation committee.

(4)	There is no minimum or maximum equity award under the LTIP and any awards granted under the LTIP are at the discretion of the compensation committee.

(5)	The dollar values of stock option awards and restricted stock awards disclosed in this column are equal to the aggregate grant date fair value computed in accordance with SFAS No. 123R, except no estimates for forfeitures were assumed. A discussion of the assumptions used to calculate the grant date fair values are set forth in Note 14 to the Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2008.

(6)	Stock option awards vest in annual one-third increments on the first, second, and third anniversaries of the grant date.

(7)	Restricted stock awards vest in annual one-third increments on the first, second, and third anniversaries of the grant date.

Overview of 2008 Summary Compensation Table and 2008 Grants of Plan-Based Awards Table
     The elements of compensation for our named executive officers include base salary, cash bonus plan, restricted stock and stock options, health, disability and life insurance, 401(k) matching contributions, and perquisites.
Current Employment Agreements with our Named Executive Officers
Duane W. Albro
     Our employment agreement with Mr. Albro provides for a two-year term of employment effective from May 2, 2008 that will automatically be renewed for successive one-year terms, unless we or Mr. Albro give written notice of non-renewal to the other at least 60 days before the expiration of the initial term or any subsequent renewal periods. The agreement may be terminated at any time by us or by Mr. Albro upon 30 days written notice. Mr. Albro’s base salary is $270,000 per year, subject to annual increases as we may determine.
     Mr. Albro is eligible to receive an annual cash bonus each year as determined in accordance with the applicable plan approved by the compensation committee of the board of directors for him for such year. The applicable cash bonus plan approved for 2008 provided for a targeted cash bonus of 50% of Mr. Albro’s base salary. In order to receive his targeted cash bonus, four financial metrics each weighed at 25% had to be met. The criteria necessary to be attained were as follows: (1) revenues of $26,406,000; (2) EBITDA of $4,832,000; (3) free cash flow of $1,479,000; and (4) net income of $5,363,000. In order to receive a cash bonus, Mr. Albro must be actively employed by us on the respective payment date. The cash bonus is typically paid in March of each year.
     Mr. Albro is eligible to participate in and receive incentive compensation under our LTIP. Mr. Albro was granted an option to purchase 45,500 shares at $10.78 per share and 9,000 shares of restricted stock as incentive compensation in 2008.
     We provide Mr. Albro with a $3,200 per month housing and travel allowance for the duration of his employment, which also includes remuneration to defray tax consequences. Mr. Albro is eligible to participate in and receive benefits under our 401(k) savings plan, and he is eligible to participate in any health and welfare benefits such as medical and dental benefits, life insurance, and short- and long-term disability. Mr. Albro is eligible to receive at least four (4) weeks of vacation per calendar year, accrued and earned on a daily basis, as well as other types of paid time off. He is also provided with a PDA or mobile phone, as well as concession telephone, toll, DSL, and in-territory digital television services consistent with those available to other executives.
     Mr. Albro will be entitled to compensation and benefits following termination of his employment upon the occurrence of any of the following events. If Mr. Albro is terminated without cause and not in connection with a change of control, Mr. Albro will be entitled to a severance payment equal to 100% of his base salary in effect as of the date of his termination of employment. He will also receive the target amount of his annual cash bonus for the year in which the termination of employment occurs. Both of these amounts will be in a lump sum payment. Mr. Albro will also be entitled to the continuation of benefits for a period of one year following termination at the same cost he was charged for such benefits at the time of his termination.

     In the event that Mr. Albro is terminated due to a change in control (which is generally defined as a consummation of a reorganization, merger, statutory share exchange or similar corporate transaction, or a sale of substantially all of our assets where, as a result, our then existing shareholders no longer own 50% of the surviving entity), he will be entitled to the same compensation and benefits listed in the above paragraph with the following changes. Mr. Albro will be entitled to receive a cash payment equal to 150% of his annual base salary and target cash bonus. In addition, vesting on any unvested or restricted equity compensation such as stock options and restricted stock will be accelerated.
     Mr. Albro also entered into a confidentiality, non-solicitation, and non-competition agreement with us, and an agreement with us indemnifying him with respect to certain legal costs and expenses pursuant to our by-laws and the New York Business Corporation Law. This agreement is in the form previously utilized by us with other officers and directors.
Kenneth H. Volz
     Our employment agreement with Mr. Volz provides for a two-year term of employment effective from June 4, 2008 that will automatically be renewed for successive one-year terms, unless we or Mr. Volz give written notice of non-renewal to the other at least 60 days before the expiration of the initial term or any subsequent renewal periods. The agreement may also be terminated at any time by us or by Mr. Volz upon 30 days written notice. Mr. Volz’s base salary is $250,000 per year, subject to annual increases as we may determine.
     Mr. Volz is eligible for an annual cash bonus each year as determined in accordance with the applicable plan approved by the compensation committee of the board of directors for him for such year. The applicable cash bonus plan approved for 2008 provided for a targeted cash bonus of 50% of his base salary. In order to receive his targeted cash bonus, four financial metrics, each weighed at 25%, had to be met. The criteria necessary to be attained were as follows: (1) revenues of $26,406,000; (2) EBITDA of $4,832,000; (3) free cash flow of $1,479,000; and (4) net income of $5,363,000. In order to receive a cash bonus, Mr. Volz must be actively employed by us on the respective payment date. The cash bonus is typically paid in March of each year.
     Mr. Volz is eligible to participate in and receive incentive compensation under our LTIP. Mr. Volz was granted an option to purchase 25,000 shares at $10.78 per share and 5,000 shares of restricted stock as incentive compensation in 2008.
     We provide Mr. Volz with a $4,800 per month housing and travel allowance for the duration of his employment, which also includes remuneration to defray tax consequences. Mr. Volz is eligible to participate in and receive benefits under our 401(k) savings plan, and he is eligible to participate in any health and welfare benefits such as medical and dental benefits, life insurance, and short- and long-term disability. Mr. Volz is eligible to receive at least four (4) weeks of vacation per calendar year, accrued and earned on a daily basis, as well as other types of paid time off. He is also provided with a PDA or mobile phone, as well as concession telephone, toll, DSL, and in-territory digital television services consistent with those available to other executives.
     Mr. Volz will be entitled to compensation and benefits following termination of his employment upon the occurrence of any of the following events. If Mr. Volz is terminated without cause and not in connection with a change of control, Mr. Volz will be entitled to a severance payment equal to 100% of his base salary in effect as of the date of his termination of employment. He will also receive the target amount of his annual cash bonus for the year in which the termination of employment occurs. Both of these amounts would be in a lump sum payment. Mr. Volz will also be entitled to the continuation of benefits for a period of one year following termination at the same cost he was charged for such benefits at the time of his termination.
     In the event that Mr. Volz is terminated due to a change in control (which is generally defined as a consummation of a reorganization, merger, statutory share exchange or similar corporate transaction, or a sale of substantially all of our assets where, as a result, our then existing shareholders no longer own 50% of the surviving entity), he will be entitled to the same compensation and benefits listed in the above paragraph with the following change. Mr. Volz will receive a payment equal to 150% of his base salary and target cash bonus. In addition, vesting on any unvested or restricted equity compensation such as stock options and restricted stock will be accelerated.
     Mr. Volz also entered into a confidentiality, non-solicitation, and non-competition agreement with us, and an agreement with us indemnifying him with respect to certain legal costs and expenses pursuant to our by-laws and the New York Business Corporation Law. Such agreement is in the form previously utilized by us with other officers and directors.
Long-Term Incentive Plan
     The employment agreements for Messrs. Albro and Volz each reflect a long-term incentive bonus compensation of stock options and restricted shares of stock. After the first anniversary of the grant date, both options and restricted stock grants vest in annual one-third increments. Prior to vesting, restricted stock held by the named executive officers will have all other normal rights as a shareholder including voting and dividend rights.
Perquisites
     We generally do not provide our named executive officers with benefits that are not integrally and directly related to the performance of the executive officers’ duties. In connection with the hiring of an executive officer who resides outside of Orange County, New York, we, on occasion, agree to reimburse for reasonable housing and living expenses. We also provide our named executive officers with employee concession services and certain business-related travel.
Other Compensation
     Our named executive officers are eligible to participate in our 401(k) defined contribution plan. In any plan year, we make a matching contribution to each management participant equal to 4.5% of the participant’s eligible compensation, up to a maximum matching contribution of $15,500. Prior to September 1, 2007, the matching contribution amount was 9%. Matching contributions are applicable to all plan eligible employees. All of our named executive officers participated in our 401(k) plan during the year ended December 31, 2008 and received matching contributions.
Salary and Bonus as a Percent of Total Compensation
     The annual salary and bonuses paid to our named executive officers for the year ended December 31, 2008 are shown in the “Salary” and “Non-Equity Incentive Plan Compensation” columns of the 2008 Summary Compensation Table on page 21 of this proxy statement.
     The salary and bonuses paid to each of our named executive officers constituted the following percentage of each named executive officer’s total compensation:

Duane W. Albro	84%

Kenneth H. Volz	80%

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008
     The table below presents information regarding the number and value of stock options and the number and value of restricted stock awards at December 31, 2008.

	Option Awards				Stock Awards
Equity Incentive
	Plan Awards:						Equity Incentive
	Number of				Equity Incentive		Plan Awards:
	Securities				Plan Awards:		Market or Payout
	Underlying				Number of Unearned		Value of Unearned
	Unexercised				Shares, Units or		Shares, Units or
	Unearned		Option	Option	Other Rights That		Other Rights That
	Options		Exercise	Expiration	Have Not Vested		Have Not Vested
Name	(#)		Price($)	Date	(#)		($)(1)
Duane W. Albro	45,500	(2)	10.78	9/08/2018	9,000	(4)	82,260
Kenneth H. Volz	25,000	(3)	10.78	9/08/2018	5,000	(5)	45,700

(1)	The amounts presented in this column equal the number of shares of restricted stock indicated multiplied by the closing price of our common stock ($9.14) on December 31, 2008. Amounts paid as dividends on restricted stock awards are paid to the grantee.

(2)	Assuming continuous service as an employee with us these stock options vest: 15,166 on September 8, 2009; 15,167 on September 8, 2010; and 15,167 on September 8, 2011.

(3)	Assuming continuous service as an employee with us these stock options vest: 8,333 on September 8, 2009; 8,333 on September 8, 2010; and 8,334 on September 8, 2011.

(4)	Assuming continuous service as an employee with us, this restricted stock award vests in three equal installments on September 8, 2009, September 8, 2010, and September 8, 2011.

(5)	Assuming continuous service as an employee with us, this restricted stock award vests: 1,666 on September 8, 2009; 1,667 on September 8, 2010; and 1,667 on September 8, 2011.
Compensation of Directors
Overview of Compensation and Procedures
     In 2006, the board reviewed the level of compensation of our non-employee directors to determine the adequacy of the current level of compensation. This data was obtained from a number of different sources including:
•	limited publicly available data describing director compensation in peer companies; and

•	information obtained directly from other companies.
     As a result of this review, the board determined to increase the annual retainer of non-employee directors, beginning January 1, 2007, to $25,000 per year. The fees for committee meetings were set at $500 per meeting, with the committee chairperson receiving an additional $200 per meeting. Such fees applied for 2008. Directors are given the opportunity to choose to receive up to half of their compensation in shares of our common stock. As noted in the Security Ownership of Management table on page 30 of this proxy statement, all directors hold shares of our common stock.
     In addition to the annual retainer and meeting fees, directors are also reimbursed for travel expenses for board and committee meetings that they attend in person.

     During the year ended December 31, 2008, certain non-employee directors also received concession services from us. Mr. Demarest and Mr. Gareiss both received telephone, Internet, and digital television concessions in the amounts of $593 and $868 respectively. These amounts are reported in the “All Other Compensation” column of the 2008 Director Summary Compensation Table below.
Stock Ownership Guidelines
     During 2008, we adopted stock ownership guidelines for our directors. We adopted these guidelines to better align the economic interest of our directors and shareholders. Under our stock ownership guidelines, our directors must achieve a specified ownership objective within five years of being appointed to the board. The stock ownership objective for our directors is that number of shares with a value of at least one and a half times their annual retainer. The compensation committee has discretion to modify such objectives in case of hardship and it also has the discretion to penalize noncompliance by reducing a director’s annual retainer.
2008 Director Summary Compensation Table
     The following table shows information regarding the compensation paid to our non-employee directors for their service during the year ended December 31, 2008.

	Fees Earned or		All Other
	Paid in Cash	Pension	Compensation	Total
Name(1)	($)	Earnings ($)(2)	($)(3)	($)

Jeffrey D. Alario	35,250			35,250
Douglas B. Benedict	41,250		53	41,303
Kelly C. Bloss	30,600			30,600
Wisner H. Buckbee	30,900			30,900
Philip S. Demarest(4)	8,967	17,064	593	26,624
Robert J. DeValentino	40,100		3,269	43,369
Herbert Gareiss, Jr.(5)	9,066	17,831	988	27,885
Thomas H. Gray	27,400		5,479	32,879
Douglas J. Mello	39,167		453	39,620

(1)	Mr. Albro, our president and chief executive officer, is not entitled to any compensation for his service as a director. See the 2008 Summary Compensation Table on page 21 of this proxy statement for compensation information for Mr. Albro.

(2)	Messrs. Demarest and Gareiss were previously employed by us and are entitled to a pension as former employees rather than as directors.

(3)	Amounts shown for Mr. Demarest include concession services of $593; amounts shown for Mr. Gareiss include concession services of $868 and business-related travel expenses of $120. Amounts shown for Messrs. Benedict, DeValentino, Gray, and Mello are for business-related travel.

(4)	Mr. Demarest retired from the board of directors on April 25, 2008.

(5)	Mr. Gareiss served as a director until his death on May 11, 2008.
Compensation Committee Interlocks and Insider Participation
     No member of our compensation committee: (1) was an officer or employee of our company or any of its subsidiaries during the year ended December 31, 2008; (2) was formerly an officer of our company or any of its subsidiaries; or (3) had any relationship requiring disclosure in this proxy statement pursuant to Securities and Exchange Commission rules.

     In addition, none of our executive officers served: (1) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our compensation committee; (2) as a director of another entity, one of whose executive officers served on our compensation committee; or (3) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of our company.

Report of the Compensation Committee to Shareholders
     The following report of the compensation committee of the board of directors is required by the rules of the Securities and Exchange Commission to be included in this proxy statement. It is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
     We have reviewed and discussed with management the Compensation Discussion and Analysis included in this proxy statement in accordance with Item 402(b) of Regulation S-K, as promulgated by the Securities and Exchange Commission. Based on our review and discussion with management, we have recommended to the board of directors that the Compensation Discussion and Analysis be included in this proxy statement.
Compensation Committee:
Robert J. DeValentino — Chairman
Douglas B. Benedict
Douglas J. Mello

Part IV.

Item 15.	Exhibits and Financial Statement Schedules.
(b) Exhibits

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

		Not applicable.

(3)	Articles of Incorporation and By-Laws

	3.1	Articles of Incorporation, as amended, are incorporated herein by reference from Exhibit 3(i) to our Quarterly Report on Form 10‑Q for the quarter ended September 30, 2003.

	3.2	By-Laws, as amended, are incorporated herein by reference from Exhibit 3.2 to our Quarterly Report on Form 10‑Q for the quarter ended June 30, 2008.

(4)	Instruments defining the rights of security holders, including indentures

	4.1	Form of common stock certificate is incorporated herein by reference from Exhibit 4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(9)	Voting trust agreement

		Not applicable.

(10)	Material contracts

	10.1	Master Loan Agreement dated as of February 18, 2003 by and between CoBank ACB and us is incorporated herein by reference from Exhibit 4(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

#	10.2	Form of Indemnification Agreement entered into by us with our officers and directors is incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

#	10.3	Indemnification Agreement with Duane W. Albro, President and Chief Executive Officer, dated May 1, 2007 is incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

#	10.4	Confidentiality, Non-Solicitation and Non-Competition Agreement with Kenneth H. Volz, Chief Financial Officer and Treasurer, effective June 4, 2007 is incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 20, 2007

#	10.5	Employment Agreement with Duane W. Albro, President and Chief Executive Officer, dated May 2, 2008 is incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

#	10.6	Employment Agreement with Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer dated as of June 4, 2008 is incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

#	10.7	Warwick Valley Telephone Company 2008 Long-Term Incentive Plan is incorporated herein by reference from Appendix B to our definitive proxy statement filed on March 25, 2008 in connection with the 2008 annual meeting of shareholders.

†(11) Statement re computation of per share earnings

		Computation can be clearly determined from the Consolidated Statements of Income included under Item 15(a).

(12)	Statements re computation of ratios

Not applicable.

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders

Not applicable.

(14)	Code of Ethics

Not applicable.

(16)	Letter re change in certifying accountant

Not applicable.

(18)	Letter re change in accounting principles

Not applicable.

(21)	Subsidiaries of the registrant

	†21.1	Subsidiaries of the registrant

(22)	Published report regarding matters submitted to vote of security holders.

Not applicable.

(23)	Consents of experts and counsel

	†23.1	Consent of WithumSmith+Brown, PC

	†23.2	Consent of Deloitte & Touche LLP

(24)	Power of Attorney

Not applicable.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	*31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Duane W. Albro, President and Chief Executive Officer

	*31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer

(32)	Section 1350 Certifications

	†32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Duane W. Albro, President and Chief Executive Officer

	†32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer

(99)	Additional Exhibits

	†99.1	Orange County-Poughkeepsie Limited Partnership Financial Statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006

†	Exhibit previously filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*	Exhibits filed with this report.

#	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARWICK VALLEY TELEPHONE COMPANY

/s/ Duane W. Albro

Duane W. Albro
President and Chief Executive Officer

Dated: April 16, 2009

WARWICK VALLEY TELEPHONE COMPANY
INDEX TO EXHIBITS FILED WITH THIS REPORT
(31) Rule 13a-14(a)/15d-14(a) Certifications
*31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Duane W. Albro, President and Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer