Form 10-Q
period 2009-03-31
WARWICK VALLEY TELEPHONE CO
filed 2009-05-08
CIK 104777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from____to____

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer  ☒ Non-accelerated filer ☐     Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The number of shares of Warwick Valley Telephone Company common stock outstanding as of May 5, 2009 was 5,351,780.

Index to Form 10-Q

Index

Part I – Financial Information
Item 1.  Financial Statements

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$8,258	$7,677
Accounts receivable - net of allowance for uncollectibles - $381 and $248, in 2009 and 2008, respectively	2,226	2,483
Other accounts receivable	44	228
Materials and supplies	1,129	1,158
Prepaid expenses	835	594
Prepaid income taxes	32	176
Deferred income taxes	200	209
Total current assets	12,724	12,525

Property, plant and equipment, net	33,997	34,691
Unamortized debt issuance costs	49	52
Investments	8,229	7,768
Other assets	233	231

Total assets	$55,232	$55,267

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$804	$775
Current maturities of long-term debt	1,519	1,519
Advance billing and payments	198	225
Customer deposits	102	100
Accrued taxes	195	118
Pension and post retirement benefit obligations	1,447	509
Other accrued expenses	1,353	1,537
Total current liabilites	5,618	4,783

Long-term debt, net of current maturities	3,797	4,176
Deferred income taxes	2,153	2,113
Pension and post retirement benefit obligations	8,591	9,477

Total liabilities	20,159	20,549

Shareholders' equity
Preferred shares - $100 par value, authorized and issued shares of 5,000;
$0.01 par value authorized and unissued shares of 10,000,000;	500	500
Common stock - $0.01 par value, authorized shares of 10,000,000	60	60
issued 5,985,463 shares
Treasury stock - at cost, 633,683 Common Shares	(4,748)	(4,748)
Additional paid in capital	3,551	3,522
Accumulated other comprehensive loss	(4,201)	(4,291)
Retained earnings	39,911	39,675

Total shareholders' equity	35,073	34,718

Total liabilities and shareholders' equity	$55,232	$55,267

Please see accompanying notes, which are an intergral part of the condensed consolidated financial statements.

Index

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($ in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2009	2008

Operating revenues	$5,542	$5,644

Operating expenses
Cost of services and products (exclusive of depreciation and
amortization expense)	2,320	2,260
Selling, general and administration expenses	2,968	2,855
Depreciation and amortization	1,188	1,359

Total operating expenses	6,476	6,474

Operating loss	(934)	(830)

Other income (expense)
Interest income (expense), net of capitalized interest	(35)	(87)
Income from equity method investments	2,893	2,147
Other income (expense), net	256	(49)

Total other income (expense)	3,114	2,011

Income before income taxes	2,180	1,181

Income taxes	753	421

Net income	1,427	760

Preferred dividends	6	6

Income applicable to common stock	$1,421	$754

Basic earnings per share	$0.27	$0.14

Diluted earnings per share	$0.27	$0.14

Weighted average shares of common stock
used to calculate earnings per share
Basic	5,351,780	5,351,780
Diluted	5,372,006	5,351,780

Dividends declared per common share	$0.22	$0.20

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

Index

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES

Net income	$1,427	$760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,188	1,359
Stock based compensation expense	29	-
Income from equity investments, net of distributions	(461)	43
Changes in assets and liabilities
(Increase) decrease in accounts receivable	257	223
(Increase) decrease in other accounts receivable	184	79
(Increase) decrease in materials and supplies	29	(24)
(Increase) decrease in prepaid income taxes	144	(253)
(Increase) decrease in prepaid expenses	(241)	(173)
(Increase) decrease in other assets	(2)	-
(Increase) decrease in deferred charges	-	13
Increase (decrease) in accounts payable	29	163
Increase (decrease) in customers' deposits	2	(11)
Increase (decrease) in advance billing and payments	(27)	(26)
Increase (decrease) in accrued taxes	77	46
Increase (decrease) in pension and post retirement benefit obligations	191	83
Increase (decrease) in other accrued expenses	(184)	(486)
Increase (decrease) in long term income taxes payable	-	20
Increase (decrease) in other liabilities and deferred credits	-	32

Net cash provided by operating activities	2,642	1,848

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(491)	(945)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of long-term debt	(379)	(380)
Dividends (Common and Preferred)	(1,191)	(1,077)

Net cash used in financing activities	(1,570)	(1,457)

Net change in cash and cash equivalents	581	(554)

Cash and cash equivalents at beginning of period	7,677	5,849

Cash and cash equivalents at end of period	$8,258	$5,295

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

Index

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Warwick Valley Telephone Company (the “Company”) provides communications services to customers in the Towns of Warwick, Goshen, and Wallkill, New York and the Townships of Vernon and West Milford, New Jersey.  Its services include providing local and toll telephone service to residential and business customers, access and billing and collection services to interexchange carriers, Internet access, video service and Voice over Internet Protocol (“VoIP”).

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All material intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and any disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2008.

Reclassifications

Certain items in the 2008 condensed consolidated financial statements have been reclassified in order to conform to the 2009 presentation. None of the reclassifications affect the Company’s results of operations or earnings per share for 2008.

NOTE 2:   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will adopt SFAS 141(R) with respect to its asset purchase of certain assets of US Datanet Corporation on April 24, 2009.

In December 2008, the FASB issued FSP SFAS 132 (R)-1, "Employers' Disclosures About Postretirement Benefit Plan Assets." FSP SFAS 132 (R)-1 amends SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP SFAS 132 (R)-1 requires additional disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. The disclosures about plan assets required by FSP SFAS 132 (R)-1 are effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP SFAS 132 (R)-1 to have a material impact on its financial position, results of operations or cash flows. The Company will adopt the disclosure requirements of FSP SFAS 132 (R)-1 for its fiscal year ending December 31, 2009.

Index

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -Continued
($ in thousands except share and per share amounts)

NOTE 3:  FAIR VALUE

The Company has adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2009:

	Level 1	Level 2		Level 3		Total
Bank certificate of deposit included
in cash and cash equivalents	$5,428	$	−	$	−	$5,428

NOTE 4:  EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income applicable to common shares by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities.  Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and shares of unvested restricted stock.  Diluted EPS excludes all dilutive securities if their effect is anti-diluting.

Index

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -Continued
($ in thousands except share and per share amounts)

The weighted average number of shares of common stock used in diluted earnings per share is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Weighted average shares of common stock
used in basic earnings per share	5,351,780	5,351,780
Effects of restricted stock	20,226	-
	5,372,006	5,351,780

NOTE 5:  COMPREHENSIVE INCOME

Comprehensive income consisted of the following for the three months ended March 31, 2009 and 2008:

	2009	2008
Pension and post retirement benefit plans	$139	$33
Related deferred income taxes	(49)	(11)

Other comprehensive income	90	22

Net income for the period	1,427	760
Total comprehensive income	$1,517	$782

NOTE 6:  SEGMENT INFORMATION

The Company’s segments are strategic business units that offer different products and services and are managed as telephone and Online services.  The Company evaluates the performance of the segments based upon factors such as revenue growth, expense containment, market share and operating results. The telephone segment provides telecommunications services, including local, network access and long distance services and messaging, and yellow and white pages advertising and electronic publishing.  The Online segment provides high speed and dial-up Internet services, VoIP and video.

Segment balance sheet information as of March 31, 2009 and December 31, 2008 is set forth below:

	March 31,	December 31,
	2009	2008
Assets
Telephone	$79,550	$77,256
Online	17,496	16,022
Eliminations	(41,814)	(38,011)
Total assets	$55,232	$55,267

Index

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -Continued
($ in thousands except share and per share amounts)

Segment cash flow information for the three months ended March 31, 2009 and 2008 is set forth below:

	March 31,	March 31,
	2009	2008
Capital expenditures
Telephone	$347	$518
Online	144	427
Total capital expenditures	$491	$945

Segment income statement information for the three months ended March 31, 2009 and 2008 is set forth below:

	2009	2008
Revenues
Telephone	$4,496	$4,700
Online	1,484	1,340
Eliminations	(438)	(396)
Total Revenues	$5,542	$5,644

Depreciation and amortization
Telephone	$1,022	$991
Online	166	368
Total depreciation and amortization	$1,188	$1,359

Operating income (loss)
Telephone	$(1,026)	$(797)
Online	92	(33)
Total operating loss	(934)	(830)

Interest income (expense)	(35)	(87)
Income from equity method investments, net	2,893	2,147
Other income (expense)	256	(49)
Income before income taxes	$2,180	$1,181

NOTE 7:  MATERIALS AND SUPPLIES

Material and supplies are carried at average cost. As of March 31, 2009 and December 31, 2008, material and supplies consisted of the following:
	2009	2008
Inventory for outside plant	$399	$414
Inventory for inside plant	557	570
Inventory for online equipment	69	67
Inventory for video equipment	76	76
Inventory for equipment held for sale or lease	28	31
	$1,129	$1,158

Index

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -Continued
($ in thousands except share and per share amounts)

NOTE 8:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following as of March 31, 2009 and December 31, 2008:

	2009	2008
Land, buildings and other support equipment	$9,683	$9,682
Network communications equipment	31,104	31,019
Telephone plant	28,440	28,313
Online plant	14,094	13,909
Plant in service	83,321	82,923
Plant under construction	386	317
	83,707	83,240
Less: Accumulated depreciation	49,710	48,549
Property, plant and equipment, net	$33,997	$34,691

NOTE 9:  INVESTMENTS

The Company is a limited partner in the Orange County-Poughkeepsie Limited Partnership (the “O-P”) and had an 8.108% investment interest as of March 31, 2009, which is accounted for under the equity method of accounting. The majority owner and general partner of the O-P is Verizon Wireless of the East L.P.

The following summarizes O-P’s income statement for the three months ended March 31:

	2009	2008
Net sales	$42,944	$33,908
Cellular service cost	5,001	5,001
Operating expenses	2,742	2,628
Operating income	35,201	26,279
Other income	476	195
Net income	$35,677	$26,474

Company share	$2,893	$2,147

The following summarizes O-P’s balance sheet as of March 31, 2009 and December 31, 2008:

	2009	2008
Current assets	$15,912	$9,587
Property, plant and equipment, net	35,850	36,354
Total assets	$51,762	$45,941

Total liabilities	$614	$470
Partners' capital	51,148	45,471
Total liabilities and partners' capital	$51,762	$45,941

Index

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -Continued
($ in thousands except share and per share amounts)

NOTE 10:  PENSION AND POST-RETIREMENT OBLIGATIONS

The components of net periodic cost for the three months ended March 31 are as follows:

			Post-Retirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
Service cost	$-	$1	$10	$40
Interest cost	217	217	62	72
Expected return on plan assets	(161)	(243)	(40)	(37)
Amortization of transition asset	-	-	7	13
Amortization of prior service cost	14	14	(83)	(82)
Amortization of net loss	175	45	25	42

Net periodic benefit cost (gain)	$245	$34	$(19)	$48

The Company expects to contribute $1,447 to its pension and post-retirement benefit plans in 2009.   As of March 31, 2009, the Company has not made any contributions to its pension plan and has contributed $36 to its post-retirement benefits plan.

NOTE 11:  INCOME TAXES

Generally for interim tax reporting, one overall estimated annual effective tax rate is computed for tax jurisdictions not subject to valuation allowance and applied to the year to date ordinary income loss.

Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) requires uncertain tax positions to be classified as non-current income tax liabilities unless expected to be paid within one year.  As of March 31, 2009, the Company has no liability for unrecognized tax benefits.

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

Index

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -Continued
($ in thousands except share and per share amounts)

A summary of the changes to shareholders’ equity for the three months ended March 31, 2009 and 2008 is provided below:

	2009	2008
Shareholders' equity, beginning of period	$34,718	$36,419
Net income	1,427	760
Dividends paid on common stock	(1,185)	(1,071)
Dividends paid on preferred stock	(6)	(6)
Stock compensation	29	-
Changes in pension and post-retirement benefit plans	90	22

Shareholders' equity, end of period	$35,073	$36,124

NOTE 13:    EQUITY INCENTIVE PLANS

The Company has a 2008 Long-Term Incentive Plan (the “Stock Plan”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock. The Stock Plan authorized for future issuance a total of 500,000 shares of common stock which may be either authorized but unissued shares, or shares that have been reacquired by the Company and designated as treasury shares.  As of March 31, 2009, 334,597 common shares were available for grant under the Stock Plan.  The Stock Plan permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares.  The exercise price per share of the Company’s common stock purchasable under any stock option and stock appreciation rights shall not be less than 100% of the fair market value of one share of common stock on the date of grant.  The term of any stock option and stock appreciation rights shall not exceed ten years.  Restricted stock and restricted stock units are subject to vesting restrictions.

Restricted Common Stock Awards

The following table summarizes the restricted common stock granted to certain eligible participants as of March 31, 2009:

			Grant Date
	Date Issued	Shares	Fair Value per Share

Restricted stock granted	9/8/2008	19,000	$10.78
Restricted stock granted	3/20/2009	9,921	$10.02
Total restricted stock granted		28,921

Stock-based compensation expense for restricted stock awards of $20 was recorded in the three-months ended March 31, 2009. Restricted stock awards are amortized over their respective vesting periods of three years.  The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis.  The Company has not estimated expected forfeitures and is recognizing compensation expense only for those restricted common shares expected to vest.

Index

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -Continued
($ in thousands except share and per share amounts)

The following table summarizes the restricted common stock activity during the period ended March 31, 2009:

Unvested Shares	Shares	Grant Date Weighted Average per Share
Balance - January 1, 2009	19,000	$10.78
Granted	9,921	10.02
Vested	-	-
Forfeited	-	-
Balance - March 31, 2009	28,921	$10.52

The total fair value of restricted stock vested during the three-month period ended March 31, 2009 was $0.

Stock Options

The following tables summarize stock option activity for the three-month period ended March 31, 2009, along with options exercisable at the end of the period.

Options	Shares	Weighted Average Exercise Price

Outstanding - January 1, 2009	90,500	$10.78
Stock options granted	45,982	$10.02
Exercised	-	-
Forfeited	-	-
Outstanding - March 31, 2009	136,482	$10.52

Vested and Expected to Vest at March 31, 2009	136,482
Exercisable at March 31, 2009	-

Index

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -Continued
($ in thousands except share and per share amounts)

Stock options vest over a three-year period. The following table summarizes information about fixed price stock options at March 31, 2009.

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Instrinsic
Exercise Price per Share	Outstanding	Price	Life (Years)	Value
$10.78	90,500	$10.78	9.4	$19,005
10.02	45,982	10.02	10.0	44,603
	136,482	$10.52	9.6	$63,608

Exercisable at March 31, 2009	-		-	$-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day, March 31, 2009, and the exercise price times the number of shares) that would have been received by the option holders had all the option holders exercised in the money options on March 31, 2009. This amount changes based on the grant date fair market value of the Company’s common stock.

The fair value of the above stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2009:

Three Months
Options	Ended

Expected life (in years)	10
Interest rate	3.33%
Volatility	28.78%
Dividend yield	8.78%

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock granted to employees that are included in the Company’s consolidated statements of income for the three months ended March 31, 2009:

Three Months
Stock-Based Compensation Expense	Ended

Cost of services and products	$-
Selling, general and administrative expense	29
$29

Index

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -Continued
($ in thousands except share and per share amounts)

As of March 31, 2009, $391 of total unrecognized compensation expense related to stock options and restricted common stock is expected to be recognized over a weighted average period of approximately 2.6 years.

NOTE 14:  SUBSEQUENT EVENTS

On April 24, 2009, the Company purchased certain of the assets of US Datanet Corporation for a total of $1,250.  The final acquisition price may be adjusted either upward or downward based on the satisfaction of certain contingencies contained in the Company’s Asset Purchase Agreement. US Datanet Corporation is a provider of business telecommunications services with headquarters in Syracuse, New York and customers throughout the Upstate New York region.

On April 27, 2009, the Company awarded 1,879 shares of restricted stock and 7,517 stock options under the Company’s Stock Plan, to an employee hired from US Datanet Corporation.

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During the three-month period ended March 31, 2009, net income increased by 88%, from $760 to $1,427 in comparison to the three-month period ended March 31, 2008.  This increase was attributable primarily to a $746 increase in earnings from the Orange County-Poughkeepsie Limited Partnership (the “O-P”) and a $250 insurance reimbursement related to last year’s ice storm damage.

This discussion and analysis provides information about the important aspects of our operations and investments, both at the consolidated and segment levels, and include discussions of our results of operations, financial position and sources and uses of cash.  The presentation of dollar amounts in this discussion is in thousands.  This discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and Notes therein contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

We provide Incumbent Local Exchange Carrier (“ILEC”) and Competitive Local Exchange Carrier (“CLEC”) communication services, to customers in the Lower Hudson Valley of New York and New Jersey.  Our services include providing local and toll telephone service to residential and business customers, access and billing and collection services to interexchange carriers, VoIP services, Internet access and video service.  We report our results in two operating segments: Telephone and Online.  The telephone segment provides telecommunications services, including local, network access, long distance services, yellow and white pages advertising, electronic publishing and wireless service.  The Online segment provides video, broadband and VoIP services.

Consistent with the past several years, we have continued to experience overall declines in revenue and access lines due to sustained competition and wireless substitution for landline telephone services in our regulated franchise area.

Our recently announced completion of the acquisition of certain of the assets of US Datanet Corporation extends our CLEC customer base nationwide and expands the scope of our product offerings to include business telecommunications conferencing and wholesale. The acquisition is a step in the execution of our corporate strategy to profitably expand our business beyond our regulated franchise area.

Results of Operations for the three months ended March 31, 2009 and 2008

OPERATING REVENUES

Operating revenues for the three-month period ended March 31, 2009 decreased by $102 (or 2%) from $5,644 in the same quarter in 2008 to $5,542.  This decrease was due primarily to:

•	A decrease in long distance revenue of $160 (or 20%) due mainly to the effect of customers switching to our promotional prices and declining minutes of use.

•	A decrease in local network service revenues of $38 (or 5%) mainly as a result of access line loss attributable to competitive land line telephone service as well as wireless and VoIP substitutions.

•	A decrease in other services and sales revenues of $27 (6%) due primarily to lower revenue associated with leased equipment, inside wire and other ancillary services.

Index

Partially offset by:

•
An increase in data service revenues of $110 (or 8%) mainly due to our new product lines, which include a VoIP based product primarily for business customers and DirecTV that we began offering in 2008.  Despite this overall increase in data services revenue, our dial-up service revenues decreased from the continued migration of customers to broadband providers other than us.

•	An increase in network access revenues of $24 (or 1%) mainly due to additional revenue received from the Universal Service Fund.

OPERATING EXPENSES

Operating expenses for the three-month period ended March 31, 2009 increased $2 (or 1%) to $6,476 from $6,474 for the same quarter in 2008.  This increase was due primarily to:

•	Cost of services and products increased $60 (or 3%) due mainly to higher content costs for video services, access costs for long distance services and trunk line costs.

•	Selling, general and administrative expenses increased $113 (or 4%) due mainly to higher professional fees partially offset by lower wages and benefits.

Partially offset by:

•	Depreciation and amortization expense decreased $171 (or 13%) primarily due to certain types of broadband equipment being fully depreciated.

OTHER INCOME (EXPENSE)

Other income (expense) for the three-month period ended March 31, 2009 increased $1,103 (or 55%) to $3,114 from $2,011 in the same quarter 2008.  This increase is due mainly to:

•	An increase in income from equity method investments of $746 as a result of increased earnings from the O-P. The reimbursement from our insurance company of $250 for storm damage incurred in 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had $8,258 of cash and cash equivalents available at March 31, 2009 as compared with $7,677 at December 31, 2008. Our cash equivalents consist primarily of money market mutual funds and bank certificates of deposit.

We have a $4,000 line of credit with Provident Bank (the “Bank”) of which the entire amount remained unused at March 31, 2009.  In the event of a drawdown, interest would be applied based on a variable rate that is a function of the Prime Commercial Lending Rate as listed in the Wall Street Journal.  Borrowings are on a demand basis with limited restrictions relating to written notification to the Bank requesting a drawdown, the use of requested funds, and the expected means for repayment.  As of March 31, 2009, $5,316 in principal amount was outstanding under the CoBank ACB term credit facility. The final payment is due July 20, 2012.   We are required to make interest and outstanding principal payments in quarterly installments under the term debt facility.

Index

CASH FROM OPERATING ACTIVITIES

Our primary source of funds continues to be generated from operations and cash distributions from the O-P. Our cash distributions from the O-P totaled $2,432 and $2,189 for the three months ended March 31, 2009 and 2008, respectively. The O-P’s cash distributions are made to us on a quarterly basis at the discretion of the general partner.  The increase in the O-P’s revenues discussed above reflects revenues as accrued for accounting purposes.  The amounts discussed in this paragraph reflect actual cash receipts by us from the O-P.

CASH FROM INVESTING ACTIVITIES

Capital expenditures totaled $491 during the three months ended March 31, 2009 as compared to $945 for the corresponding period in 2008.

CASH FROM FINANCING ACTIVITIES

Dividends declared on our common shares by the Board of Directors were $0.22 per share for the three months ended March 31, 2009 and were $0.20 for the three months ended March 31, 2008.  The total amount of dividends paid on our common shares by us for each of the three-month periods ended March 31, 2009 and 2008 was $1,185 and $1,071, respectively.

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; demographic changes; technological changes and changes in consumer demand; existing governmental regulations and changes in or the failure to comply with, governmental regulations; legislative proposals relating to the businesses in which we operate; competition; or the loss of any significant ability to attract and retain qualified personnel. Given these uncertainties, current and prospective investors should be cautioned in their reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.  For a further discussion of the matters described above, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and within this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes.  Our only assets exposed to market risk are our interest bearing bank accounts, into which we deposit our excess operating funds on a daily basis. We had $5,428 of funds deposited in an interest bearing certificate of deposit with the Bank, our primary commercial bank at March 31, 2008.  In regards to its CoBank loan, we have the option of choosing the following rate options:  Weekly Quoted Variable Rate, Long-Term Fixed Quote and a Libor Option.  We do not believe that our exposure to interest rate risk is material.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon this evaluation, our President and Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Index

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system was designed to provide reasonable assurance to our management, Board of Directors and audit committee regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any pending legal proceedings to which we are a party or to which any of our property is subject, other than routine litigation incidental to our business.

ITEM 1A.  RISK FACTORS

The following restates one of the risk factors that was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and should be read in connection therewith.

Weak economic conditions may impact demand for our services.

We could realize a change in demand for our services due to the ongoing recession.  Downturns in the economy and continued competition in our markets may cause some of our existing customers to disconnect or scale back basic and enhanced services, high-speed Internet or video service, and it may become more difficult for us to acquire new customers.  Furthermore, the current economic condition may prolong our payment collections interval and in some cases increase our need to discontinue service for nonpayment.  The current economic conditions could have a material adverse effect on our business, financial condition and results of operations.

ITEM 5.  OTHER INFORMATION

Shareholders in 401(k) Plan

As of March 31, 2009, 2.0% of our outstanding common shares were held by employees in our 401(k) plan.  These percentages fluctuate quarterly.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warwick Valley Telephone Company
(Registrant)

Date 5/8/09	/s/Duane W. Albro
Duane W. Albro President, Chief Executive Officer (Principal Executive Officer)

Date 5/8/09	/s/Kenneth H. Volz
Kenneth H. Volz Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)