Form 10-Q
period 2009-06-30
WARWICK VALLEY TELEPHONE CO
filed 2009-08-07
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,351,780 Common Shares, $0.01 par value, outstanding at August 3, 2009.

Part I – Financial Information
Item 1.  Financial Statements

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands except share and per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$8,110	$7,677
Accounts receivable - net of allowance for uncollectibles - $277 and $248, in 2009 and 2008, respectively	2,227	2,483
Other accounts receivable	312	228
Materials and supplies	1,042	1,158
Prepaid expenses	844	594
Prepaid income taxes	-	176
Deferred income taxes	151	209
Total current assets	12,686	12,525

Property, plant and equipment, net	34,269	34,580
Unamortized debt issuance costs	46	52
Intangible assets, net	308	111
Investments	8,074	7,768
Other assets	233	231

Total assets	$55,616	$55,267

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$1,517	$775
Current maturities of long-term debt	1,519	1,519
Advance billing and payments	248	225
Customer deposits	101	100
Accrued taxes	249	118
Pension and postretirement benefit obligations	1,447	509
Other accrued expenses	1,185	1,537
Total current liabilities	6,266	4,783

Long-term debt, net of current maturities	3,417	4,176
Deferred income taxes	2,153	2,113
Pension and postretirement benefit obligations	8,360	9,477

Total liabilities	20,196	20,549

Shareholders' equity
Preferred shares - $100 par value; authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000	500	500
Common stock - $0.01 par value; authorized shares of 10,000,000 issued 5,985,463 shares	60	60
Treasury stock - at cost, 633,683 common shares	(4,748)	(4,748)
Additional paid in capital	3,591	3,522
Accumulated other comprehensive loss	(4,111)	(4,291)
Retained earnings	40,128	39,675

Total shareholders' equity	35,420	34,718

Total liabilities and shareholders' equity	$55,616	$55,267

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($ in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Operating revenues:	$5,845	$5,377	$11,387	$11,021

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization expense)	2,687	2,155	5,007	4,414
Selling, general and administrative expenses	2,987	2,448	5,955	5,304
Depreciation and amortization	1,251	1,067	2,439	2,426
Total operating expenses	6,925	5,670	13,401	12,144
Operating loss	(1,080)	(293)	(2,014)	(1,123)

Other income (expense):
Interest income (expense)	63	192	28	105
Income from equity method investments	3,088	2,574	5,981	4,721
Other income (expense), net	8	10	264	(39)
Total other income (expense)	3,159	2,776	6,273	4,787
Income before income taxes	2,079	2,483	4,259	3,664

Income taxes	672	865	1,425	1,286
Net Income	1,407	1,618	2,834	2,378

Preferred dividends	7	7	13	13
Income applicable to common stock	$1,400	$1,611	$2,821	$2,365

Basic earnings per share	$0.26	$0.30	$0.53	$0.44

Diluted earnings per share	$0.26	$0.30	$0.52	$0.44

Weighted average shares of common stock used to calculate earnings per share
Basic	5,351,780	5,351,780	5,351,780	5,351,780
Diluted	5,399,216	5,351,780	5,378,737	5,351,780
Dividends declared per common share	$0.22	$0.20	$0.44	$0.40

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:

Net income	$2,834	$2,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,439	2,426
Postretirement liability curtailment gain	-	(469)
Stock-based compensation expense	69	-
Income from equity investments, net of distributions	(306)	(424)
Changes in assets and liabilities net of effects of acquired company:
(Increase) decrease in accounts receivable	256	593
(Increase) decrease in other accounts receivable	(84)	(11)
(Increase) decrease in materials and supplies	214	57
(Increase) decrease in prepaid income taxes	176	-
(Increase) decrease in prepaid expenses	(250)	(40)
(Increase) decrease in other assets	(2)	-
(Increase) decrease in other deferred charges	-	16
Increase (decrease) in accounts payable	742	207
Increase (decrease) in customers' deposits	1	(12)
Increase (decrease) in advance billing and payment	23	32
Increase (decrease) in accrued taxes	132	602
Increase (decrease) in pension and postretirement benefit obligations	98	64
Increase (decrease) in other accrued expenses	(352)	(405)
Increase (decrease) in long term income taxes payable	-	(233)
Net cash provided by operating activities	5,990	4,781

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(930)	(1,982)
Asset purchase	(1,487)	-

Net cash used in investing activities	(2,417)	(1,982)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(759)	(759)
Dividends (Common and Preferred)	(2,381)	(2,154)

Net cash used in financing activities	(3,140)	(2,913)

Net change in cash and cash equivalents	433	(114)

Cash and cash equivalents at beginning of period	7,677	5,849

Cash and cash equivalents at end of period	$8,110	$5,735

Please see the accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Warwick Valley Telephone Company (the “Company”) provides communications services to customers in the Towns of Warwick, Goshen, and Wallkill, New York and the Townships of Vernon and West Milford, New Jersey. As a result of the purchase of certain assets of US Datanet Corporation on April 24, 2009, the Company has extended its services to upstate New York and selected other states.  Services include providing local and toll telephone service to residential and business customers, access and billing and collection services to interexchange carriers, Internet access, video service, conferencing, and Voice over Internet Protocol (“VoIP”).

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included.  Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire year.

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

Fair Value of Financial Instruments

As of June 30, 2009 and December 31, 2008, the Company’s financial instruments consisted of cash, cash equivalents, accounts receivable, accounts payable and long-term debt. The Company believes that the carrying values of accounts receivable and accounts payable at June 30, 2009 and December 31, 2008 approximated fair value based on their short term maturity. Based on the borrowing rates currently available to the Company for loans of similar terms, the Company has determined that the carrying value of the long-term debt (including current maturities) approximates fair value.

Intangible Assets

Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 3 to 10 years. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Annually, the Company evaluates the remaining useful lives of intangible assets not being amortized to determine whether facts and circumstances continue to support an indefinite useful life. The Company currently does not have any intangible assets with no indefinite lives.  Intangible assets are considered impaired if the fair value of the intangible asset is less than its net book value.

Reclassifications

Certain items in the 2008 condensed consolidated financial statement have been reclassified in order to conform to the 2009 presentation. None of the reclassifications affect the Company’s results of operations or earnings per share for 2008.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

NOTE 2: ASSET PURCHASE

On April 24, 2009, Warwick Valley Mobile Telephone Company (WVMT), a wholly-owned subsidiary of the Company, purchased certain assets from US Datanet Corporation (“US Datanet”).  The assets acquired from US Datanet consists of its Voice over Internet Protocol (VoIP) line of business, which provides communication services for commercial customer’s, conferencing and wholesales services.

This asset purchase extends the Company’s Competitive Local Exchange Carrier (“CLEC”) services to upstate New York and selected other states, and expands the scope of the Company’s product offerings to include business telecommunications, conferencing and wholesale.  This transaction is a step in the execution of the Company’s corporate strategy to profitably expand the Company’s business beyond our regulated franchise area.

Under the terms of the asset purchase agreement, WVMT purchased certain assets for $1,487 in cash. The acquisition has been accounted for as a business combination under SFAS No. 141(R). The initial accounting for this transaction is incomplete as the appraisals necessary to assess the fair values of the tangible and intangible assets acquired have not been finalized. As the values of certain assets are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The valuations are expected to be finalized within approximately the next four months. When the valuations are finalized, any changes to the preliminary valuation of assets acquired may result in significant adjustments to the fair value of the net identifiable assets acquired.

The fair values of the assets acquired were preliminarily determined using the cost, and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in SFAS No. 157. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used for plant, property and equipment and software licenses. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation. The market approach, which indicates value for an asset based on available market pricing for comparable assets, was used for other intangibles.

The purchase price of $1,487 contains net reductions permitted under the asset purchase agreement of $13.

The following table summarizes the estimated consideration and the estimated fair values of the assets acquired at April 24, 2009.

Consideration
Cash	$1,487

Recognized amounts of identifiable assets acquired
Inventory	$98
Internet communications equipment and furniture and fixtures	1,186
Intangible assets	203
$1,487

The revenue and earnings (loss) from the acquired assets since the acquisition date are included in the Company’s consolidated income statement for the three and six months ended June 30, 2009 are $503 and $(209), respectively.

The following unaudited pro forma consolidated results of operations for the Company for the three and six months ended June 30, 2009 respectively, assume that the asset purchase occurred January 1, 2009.  Pro forma results for the comparable periods in 2008 are not presented because it requires significant estimates of amounts relating to the product lines associated with the assets purchased, and it is impracticable to distinguish objectively information about those amounts from the historical records of US Datanet.  The unaudited pro forma information presents the combined operating results of the purchased lines of business and the Company, with the results prior to the asset purchase date adjusted for amortization of intangibles and depreciation of fixed assets based on the preliminary purchase price allocation and the elimination of acquisition related costs.  The asset purchase was not significant (within the meaning of Regulation S-X) to the Company.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

These unaudited pro forma results do not purport to be indicative of the results that would have been obtained if the asset purchase did not occur as of January 1, 2009 nor does the unaudited pro forma data intend to be a projection of results that may be obtained in the future.

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

Revenue	$6,070	$12,428

Net Income	$1,360	$2,199

Earnings per common share:

Basic	$0.25	$0.41

Dilluted	$0.25	$0.41

NOTE 3.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FAS 168”). FAS 168 replaces FASB 162, The Hierarchy of Generally Accepted Accounting Principles (“FASB 162”). It names the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) for non-governmental entities recognized by the FASB. FAS 168 is effective for reporting periods ending after September 15, 2009, and once effective, will supersede all U.S. GAAP accounting standards, aside from rules and interpretive releases issued by the Securities and Exchange Commission (“SEC”). The Codification is not intended to change GAAP; rather, it will change the referencing of U.S. GAAP. Therefore, it is not expected to have an impact on the Company’s results of operations, statement of position or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“FAS 165”). FAS 165 requires companies to disclose the date through which they evaluated subsequent events and whether that date corresponds with the filing of their financial statements. It is effective for fiscal periods ending after June 15, 2009.  The Company has adopted FAS 165 as of June 30, 2009.

In April 2009, the FASB issued FASB Staff Position SFAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1” and “APB 28-1,” respectively). FSP 107-1 amends Statement of Financial Accounting Standards No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The Company adopted FSP 107-1 and APB 28-1 during the quarter ended June 30, 2009.

In December 2008, the FASB issued FSP SFAS 132 (R)-1, Employers' Disclosures About Postretirement Benefit Plan Assets (“FSP SFAS 132(R)-1”) amending SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP SFAS 132 (R)-1 requires additional disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. The disclosures about plan assets required by FSP SFAS 132 (R)-1 are effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP SFAS 132 (R)-1 to have a material impact on its financial position, results of operations or cash flows. The Company will adopt the disclosure requirements of FSP SFAS 132 (R)-1 for its fiscal year ending December 31, 2009.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company has adopted SFAS 141(R) with respect to the purchase of certain assets of US Datanet Corporation on April 24, 2009.

NOTE 4:  FAIR VALUE

The Company has adopted the provisions of SFAS No. 157, Fair Value Measurements, (“SFAS 157”) with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2009:

	Level 1	Level 2		Level 3		Total
Bank certificate of deposit included
in cash and cash equivalents	$5,464	$	−	$	−	$5,464

NOTE 5:  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities.  Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and the unvested restricted stock.  Diluted EPS excludes all dilutive securities if their effect is anti-diluting.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

Weighted average number of shares of common stock used in diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,2009	June 30,2008	June 30,2009	June 30,2008

Weighted average shares of common stock
used in basic earnings per share	5,351,780	5,351,780	5,351,780	5,351,780
Effects of stock options	17,018	-	1,586	-
Effects of restricted stock	30,418	-	25,371	-
	5,399,216	5,351,780	5,378,737	5,351,780

NOTE 6:  COMPREHENSIVE INCOME

Comprehensive income consisted of the following for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Pension and postretirement benefits plans	$139	$7	$277	$40
Related deferred income taxes	(49)	(3)	(97)	(14)

Other comprehensive income	90	4	180	26

Net income for the period	1,407	1,618	2,834	2,378
Total comprehensive income	$1,497	$1,622	$3,014	$2,404

NOTE 7:  SEGMENT INFORMATION

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

Segment balance sheet information as of June 30, 2009 and December 31, 2008 is set forth below:

	2009	2008
Assets
Telephone	$81,328	$77,256
Online	20,722	16,022
Eliminations	(46,434)	(38,011)
Total assets	$55,616	$55,267

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

Segment cash flow information for the six months ended June 30, 2009 and 2008 is set forth below:

	2009	2008
Capital expenditures
Telephone	$825	$1,022
Online	105	960
Total capital expenditures	$930	$1,982

Segment income statement information for the six months ended June 30, 2009 and 2008 is set forth below:

	2009	2008
Revenues
Telephone	$8,846	$9,128
Online	3,425	2,682
Eliminations	(884)	(789)
Total revenues	$11,387	$11,021

Depreciation and amortization
Telephone	$2,051	$1,990
Online	388	436
Total depreciation and amortization	$2,439	$2,426

Operating loss
Telephone	$(1,850)	$(1,269)
Online	(164)	146
Total operating loss	(2,014)	(1,123)

Interest income (expense)	28	105
Income from equity method investments, net	5,981	4,721
Other income (expense)	264	(39)

Income before income taxes	$4,259	$3,664

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

Segment income statement information for the three months ended June 30, 2009 and 2008 is set forth below:

	2009	2008
Revenues
Telephone	$4,350	$4,428
Online	1,941	1,341
Eliminations	(446)	(392)
Total revenues	$5,845	$5,377

Depreciation and amortization
Telephone	$1,029	$1,002
Online	222	65
Total depreciation and amortization	$1,251	$1,067

Operating income (loss)
Telephone	$(824)	$(472)
Online	(256)	179
Total operating income (loss)	(1,080)	(293)

Interest income (expense)	63	192
Income from equity method investments, net	3,088	2,574
Other income (expense)	8	10

Income before income taxes	$2,079	$2,483

NOTE 8:  MATERIALS AND SUPPLIES

Material and supplies are carried at average cost. As of June 30, 2009 and December 31, 2008, material and supplies consisted of the following:

	2009	2008
Inventory for outside plant	$406	$414
Inventory for inside plant	376	570
Inventory for online equipment	73	67
Inventory for video equipment	154	76
Inventory for equipment held for sale or lease	33	31
	$1,042	$1,158

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

NOTE 9:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost, consisting of the following as of June 30, 2009 and December 31, 2008:

	2009	2008
Land, buildings and other support equipment	$9,674	$9,682
Network communications equipment	31,324	31,019
Telephone plant	28,594	28,313
Online plant	15,231	13,792
Plant in service	84,823	82,806
Plant under construction	340	317
	85,163	83,123
Less: Accumulated depreciation	50,894	48,543
Property, plant and equipment, net	$34,269	$34,580

NOTE 10:  INTANGIBLE ASSETS

Intangible assets include certain software licenses and customer contracts with estimated useful lives ranging from 3 to 10 years.   The appraisals necessary to assess the fair values of the purchased intangible assets acquired (see Note 2) have not been finalized.  As of June 30, 2009 and December 31, 2008 the intangibles consisted of the following:

	2009	2008
Other intangible assets	$336	$117
Less: Accumulated amortization	28	6
Intangible assets, net	$308	$111

NOTE 11:  INVESTMENTS

The Company is a limited partner in the Orange County-Poughkeepsie Limited Partnership (“O-P”) and had a 8.108% investment interest as of June 30, 2009, which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East LP.

The following summarizes the income statement for the six months ended June 30, 2009 and 2008, that O-P provided to the Company:

	2009	2008
Net sales	$88,535	$73,411
Cellular service cost	10,199	10,182
Operating expenses	5,443	5,420
Operating income	72,893	57,809
Other income	876	416
Net income	$73,769	$58,225
Company share	$5,981	$4,721

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

The following summarizes the income statement for the three months ended June 30, 2009 and 2008, that O-P provided to the Company:

	2009	2008
Net sales	$45,591	$39,502
Cellular service cost	5,187	5,180
Operating expenses	2,701	2,792
Operating income	37,703	31,530
Other income	400	221
Net income	$38,103	$31,751
Company share	$3,088	$2,574

The following summarizes the balance sheet as of June 30, 2009 and December 31, 2008 that O-P provided to the Company:

	2009	2008
Current assets	$14,024	$9,587
Property, plant and equipment, net	35,748	36,354
Total assets	$49,772	$45,941

Total liabilities	$532	$470
Partners' capital	49,240	45,471
Total liabilities and partners' capital	$49,772	$45,941

NOTE 12:  PENSION AND POSTRETIREMENT OBLIGATIONS

The components of net periodic cost (gain) for the six months ended June 30 are as follows:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Service cost	$-	$2	$20	$25
Interest cost	435	433	123	125
Expected return on plan assets	(321)	(486)	(79)	(75)
Amortization of transition asset	-	-	14	18
Amortization of prior service cost	28	28	(165)	(162)
Amortization of net loss	350	91	50	65

Net periodic benefit cost (gain)	$492	$68	$(37)	$(4)

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

The following components of net periodic cost (income) are for the three months ended June 30:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Service cost	$-	$1	$10	$(15)
Interest cost	217	216	61	53
Expected return on plan assets	(160)	(243)	(39)	(38)
Amortization of transition asset	-	-	7	5
Amortization of prior service cost	14	14	(82)	(80)
Amortization of net loss	175	46	25	23

Net periodic benefit cost (gain)	$246	$34	$(18)	$(52)

The Company expects to contribute $1,447 to its pension and post-retirement benefit plans in 2009.   As of June 30, 2009, the Company has contributed $320 to its pension plan and has contributed $36 to its post-retirement benefits plan.

NOTE 13:  INCOME TAXES

Generally for interim tax reporting, one overall estimated annual effective tax rate is computed for tax jurisdictions not subject to valuation allowance and applied to the year to date ordinary income loss.

Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) requires uncertain tax positions to be classified as non-current income tax liabilities unless expected to be paid within one year.  As of June 30, 2009, the Company has no liability for unrecognized tax benefits.

The Company's subsidiaries file a U.S. federal consolidated income tax return.  The U.S. federal statute of limitations remains open for the years 2005 and thereafter.  The Company’s 2006 and 2007 federal income tax returns are currently under examination by the IRS.

NOTE 14:  SHAREHOLDERS’ EQUITY

The Company has 10,000,000 authorized Common Shares at a par value of $0.01; 5,000 authorized Preferred Shares at a par value of $100; and 10,000,000 authorized Preferred Shares at a par value of $0.01.

A summary of the changes to shareholders’ equity for the six months ended June 30, 2009 and 2008 is provided below

	2009	2008
Shareholders' equity, beginning of period	$34,718	$36,419
Net income	2,834	2,378
Dividends paid on common stock	(2,368)	(2,141)
Dividends paid on preferred stock	(13)	(13)
Stock and stock option compensation	69	-
Changes in pension and postretirement benefit plans	180	26

Shareholders' equity, end of period	$35,420	$36,669

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

NOTE 15:    EQUITY INCENTIVE PLANS

The Company has a 2008 Long-Term Incentive Plan (the “Stock Plan”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock. The Stock Plan authorized for future issuance a total of 500,000 shares of common stock which may be either authorized but unissued shares, or shares that have been reacquired by the Company and designated as treasury shares.  As of June 30, 2009, 321,701 common shares were available for grant under the Stock Plan.  The Stock Plan permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares.  The exercise price per share of the Company’s common stock purchasable under any stock option or stock appreciation right will not be less than 100% of the fair market value of one share of common stock on the date of grant.  The term of any stock option or stock appreciation right shall not exceed ten years.  Restricted stock and restricted stock units are subject to vesting restrictions.

Restricted Common Stock Awards

The following table summarizes the restricted common stock granted to certain eligible participants as of the six months ended June 30, 2009:

			Grant Date
	Date Issued	Shares	Fair Value per Share

Restricted stock granted	3/20/2009	9,921	$10.02
Restricted stock granted	4/27/2009	1,879	$11.20
Restricted stock granted	6/1/2009	500	$12.67
Total restricted stock granted		12,300

Stock-based compensation expense for restricted stock awards of $27 and $47 was recorded in the three-months and six-months ended June 30, 2009 and 2008, respectively. Restricted stock awards are amortized over their respective vesting periods of three years.  The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis.  The Company has not estimated expected forfeitures and is recognizing compensation expense only for those restricted common shares expected to vest.

The following table summarizes the restricted common stock activity during the period ended June 30, 2009:

		Grant Date Weighted
Unvested Shares	Shares	Average per Share
Balance - January 1, 2009	19,000	$10.78
Granted	12,300	10.31
Vested	-	-
Forfeited	-	-
Balance - June 30, 2009	31,300	$10.60

The total fair value of restricted stock vested during the six-month period ended June 30, 2009 was $0.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

Stock Options

The following tables summarize stock option activity for the six-month period ended June 30, 2009, along with options exercisable at the end of the period.

Options	Shares	Weighted Average Exercise Price

Outstanding - January 1, 2009	90,500	$10.78
Stock options granted	56,499	$10.32
Exercised	-	-
Forfeited	-	-
Outstanding - June 30, 2009	146,999	$10.60

Vested and Expected to Vest at June 30, 2009	146,999
Exercisable at June 30, 2009	-

Stock options vest over a three-year period.  The following table summarizes information about outstanding stock options at June 30, 2009.

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Instrinsic
Exercise Price per Share	Outstanding	Price	Life (Years)	Value
$10.78	90,500	$10.78	9.2	$67,875
10.02	45,982	10.02	9.7	68,053
11.20	7,517	11.20	9.8	2,255
12.67	3,000	12.67	9.9	-
	146,999	$10.60	9.4	$138,183

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day, June 30, 2009, and the exercise price times the number of shares) that would have been received by the option holders had all the option holders exercised in the money stock options on June 30, 2009. This amount changes based on the grant date fair market value of the Company’s common stock.

The fair value of the above stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the six months ended June 30, 2009:

Options	Six months ended

Expected life (in years)	10
Interest rate	3.51%
Volatility	28.91%
Dividend yield	7.81%

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock granted to employees that are included in the Company’s consolidated statements of income for the three and six months ended June 30, 2009:

	Three Months	Six Months
Stock-Based Compensation Expense	Ended	Ended

Cost of services and products	$-	$-
Selling, general and administrative expense	41	69
	$41	$69

As of June 30, 2009, $392 of total unrecognized compensation expense related to stock options and restricted common stock is expected to be recognized over a weighted average period of approximately three years.

NOTE 16:    SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the Balance Sheet through the date of August 7, 2009, which is the date the consolidated financial statements were issued.  Based on this evaluation, the Company has determined that no subsequent events have occurred which require disclosure in the consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During the three-month period ended June 30, 2009, net income decreased by 13%, from $1,618 to $1,407 in comparison to the three-month period ended June 30, 2008.  Excluding the one-time postretirement liability curtailment after-tax gain of $306 in the three-month period ended June 30, 2008, net income for the three-month period ended June 30,  2009 would have increased  $95, or 7%.  Revenue during the three-month period ended June 30, 2009 increased by $468 or 9%. This increase was attributable primarily to the acquisition of certain assets of US Datanet Corporation completed during the quarter.

During the three-month period ended June 30, 2009, total operating expenses increased by 22% from $5,670 to $6,925 in comparison to the three month period ended June 30, 2008.  Excluding the one-time postretirement liability curtailment gain of $469 in the three-month period ended June 30, 2008, total operating expenses increased by $786 or 13%.  This increase was attributable to the acquisition of certain assets of US Datanet Corporation completed during the quarter.

This discussion and analysis provides information about the important aspects of our operations and investments, both at the consolidated and segment levels, and includes discussions of our results of operations, financial position and sources and uses of cash.  The presentation of dollar amounts in this discussion is in thousands.  This discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and Notes therein contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

We provide Incumbent Local Exchange Carrier (“ILEC”) and Competitive Local Exchange Carrier (“CLEC”) communication services to customers in the Lower Hudson Valley of New York and New Jersey.  Our services include providing local and toll telephone service to residential and business customers, access and billing and collection services to interexchange carriers, VoIP services, Internet access, video service and conferencing.  We report our results in two operating segments: Telephone and Online.  The telephone segment provides telecommunications services, including local, network access, long distance services, yellow and white pages advertising, electronic publishing and wireless service. The Online segment provides video, broadband, and VoIP services.

Consistent with the past several years, we continued to experience overall declines in revenue and access lines due to sustained competition and wireless substitution for landline telephone services in our regulated franchise area. Our purchase of certain assets of US Datanet Corporation on April 24, 2009 extends our CLEC customer base to upstate New York and selected other states and expands the scope of our product offerings to include business telecommunications conferencing and wholesale. The purchase is a component of our corporate strategy to profitably expand our business beyond our regulated franchise area.

Results of operations for the three months ended June 30, 2009 and 2008

OPERATING REVENUES

Operating revenues for the three-month period ended June 30, 2009 increased by $468 (or 9%) from $5,377 in the same quarter in 2008 to $5,845.  This increase was due primarily to:

•
An increase in data services revenue of $566 (or 42%) due mainly to the acquisition of US Datanet Corporation assets which includes product offerings for telecommunications conferencing, and wholesale, as well as our VoiceNet and DirecTV products.

•	An increase in network access revenue of $102 (or 6%) due mainly to an increase in funding from local switching support.

Partially offset by:

•	A decrease in long distance revenue of $69 (or 9%) due mainly to the effect of customers switching to our promotional prices and declining minutes of use.

•	A decrease in local network service revenue of $52 (or 7%) mainly as a result of access line loss attributable to competitive land line telephone service as well as wireless and VoIP substitutions.

•
A decrease in other services and sales revenue of $75 (or 15%) due primarily to lower revenue associated with private branch exchange (“PBX”) sales, circuit revenue, leased equipment, voice mail, inside wire and other ancillary services.

•	A decrease in directory service revenue of $16 (or 2%) due primarily to reduced sales associated with yellow page advertising.

OPERATING EXPENSES

Operating expenses for the three-month period ended June 30, 2009 increased by $1,255 (or 22%) from $5,670 to $6,925 for the same quarter in 2008.  This increase was due primarily to:

•
Cost of services and products increased $532 (or 25%) primarily due to access and trunkline expense mainly associated with the integration costs of the asset purchase of US Datanet Corporation and higher content costs for video services.

•
Selling, general and administrative expenses increased $539 (or 22%) due primarily to the postretirement liability curtailment gain of $469 in 2008 resulting from the elimination of benefits of certain union employees as a result of the negotiation of a union agreement; $82 primarily associated with professional services and pension expenses.  In addition, expenses related to billing services increased $46 associated with the integration costs of the asset purchase of US Datanet Corporation.  These expenses were partially offset by cost reduction initiatives of $63.

•
Depreciation and amortization expense increased $184 (or 17%) primarily due to equipment associated with our VoIP product and depreciation associated with the acquisition of  the US Datanet Corporation assets.

OTHER INCOME (EXPENSE)

Other income (expense) for the three-months ended June 30, 2009 increased $383 (or 14%) from $2,776 to $3,159 for the same quarter in 2008.  This increase is due primarily to:

•
An increase in income from equity method investments of $514 from $2,574 from $3,088 in the same quarter 2008 as a result of increased earnings from our limited partnership interest in the Orange-Poughkeepsie Limited Partnership (“O-P”).  The increased earnings from the O-P was primarily due to text messaging services.

Partially offset by:

•
A decrease in interest income (expense) by $129 for the current quarter mainly as a result of the reversal of accrued interest for the Company’s FIN 48 liability which was de-recognized due to the approval by the IRS to allow the reporting of its taxable income in future periods and the reversal of interest on New Jersey state taxes settled for less than amounts recorded.

Results of operations for the six months ended June 30, 2009 and 2008

OPERATING REVENUES

Operating revenues for the six-month period ended June 30, 2009 increased by $366 (or 3%) from $11,021 to $11,387 during the same six-month period in 2008.  This increase was due primarily to:

•
An increase in data services revenue of $676 (or 25%) due mainly to the acquisition of US Datanet Corporation assets, which includes product offerings for telecommunications conferencing and wholesale, as well as our VoiceNet and DirecTV products.

•	An increase in network access revenue of $126 (or 4%) due mainly to an increase in funding from local switching support.

Partially offset by:

•	A decrease in long distance revenue of $229 (or 15%) due mainly to the effect of customers switching to our promotional prices and declining minutes of use.

•	A decrease in local network service revenue of $90 (or 6%) mainly as a result of access line loss attributable to competitive land line telephone service as well as wireless and VoIP substitutions.

•
A decrease in other services and sales revenue of $102 (or 10%) due primarily to lower revenue associated with PBX sales, circuit revenue, leased equipment, voice mail, inside wire and other ancillary services.

•	A decrease in directory service revenue of $15 (or 2%) due primarily to reduced sales associated with yellow page advertising.

OPERATING EXPENSES

Operating expenses for the six-month period ended June 30, 2009 increased by $1,257 (or 10%) from $12,144 to $13,401 for the same six-month period in 2008.  This increase was due primarily to:

•
Cost of services and products increased $593 (or 13%) primarily due to access and trunk-line costs mainly associated with the integration costs of the asset purchase of US Datanet Corporation and higher content costs for video services.

•
Selling, general and administrative expenses increased $651 (or 12%) due primarily to the postretirement liability curtailment gain of $469 in 2008 resulting from the elimination of benefits of certain union employees as a result of the negotiation of the union agreement.  In addition, higher legal expenses, billing services and consulting fees of $326 were incurred primarily due to the acquisition of US Datanet Corporation.  These increases were partially offset by $142 in lower bonus accruals and severance than was paid during the first quarter 2008.

OTHER INCOME (EXPENSE)

Other income (expense) for the six-month period ended June 30, 2009 increased $1,486 (or 31%) from $4,787 to $6,273 in the same quarter 2008.  This increase is due primarily to:

•	An increase in income from equity method investments of $1,260 (or 27%) from $4,721 to $5,981 as a result of increased earnings from our investment in O-P in fiscal year 2008.

•	An increase in other income of $303 (or 773%) from an expense of $39 to income of $264 due mainly to the receipt of an insurance refund with respect to damages incurred in a December 2008 ice storm.

Partially offset by:

•
A decrease of interest income (expense) of $77 (or 73%) mainly as a result of the reversal of accrued interest for the Company’s FIN 48 liability which was de-recognized due to the approval by the IRS to allow the reporting of its taxable income in future periods.

LIQUIDITY AND CAPITAL RESOURCES

We had $8,110 of cash and cash equivalents available at June 30, 2009, as compared with $7,677 at December 31, 2008. Our cash equivalents consist primarily of money market mutual funds and bank certificates of deposit.

We have a $4,000 line of credit with Provident Bank (the “Bank”), of which the entire amount remained unused at June 30, 2009.  In the event of a drawdown, interest would be applied based on a variable rate that is a function of the Prime Commercial Lending Rate as listed in the Wall Street Journal.  Borrowings are on a demand basis with limited restrictions relating to written notification to the Bank requesting a drawdown, the use of requested funds, and the expected means for repayment.  As of June 30, 2009, $4,936 in principal amount was outstanding under the CoBank ACB term loan. The final payment is due July 20, 2012.   We are required to make interest and outstanding principal payments in quarterly installments under the term loan.

CASH FROM OPERATING ACTIVITIES

Our primary source of funds continues to be generated from operations and cash distributions from the O-P. Our cash distributions from the O-P totaled $5,676 and $4,297 for the six months ended June 30, 2009 and 2008, respectively. The O-P’s cash distributions are made to us on a quarterly basis at the discretion of the general partner.  The increase in the O-P’s revenues discussed in results of operations above reflects revenues as accrued for accounting purposes.  The amounts discussed in this paragraph reflect actual cash receipts by us from the O-P.  The increase in accounts payable was primarily due to the additional costs associated with our purchase of certain assets of US Datanet Corporation.

CASH FROM INVESTING ACTIVITIES

Capital expenditures totaled $930 during the six months ended June 30, 2009 as compared to $1,982 for the corresponding period of 2008.  On April 24, 2009, the Company purchased certain assets of US Datanet Corporation for approximately $1,487.

CASH FROM FINANCING ACTIVITIES

Dividends declared on our common shares by the Board of Directors were $0.22 per share for the three months ended June 30, 2009 and were $0.20 for the three months ended June 30, 2008.  The total amount of dividends paid on our common shares by us for each of the six-month periods ended June 30, 2009 and 2008 was $2,368 and $2,141, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FAS 168”). FAS 168 replaces FASB 162, The Hierarchy of Generally Accepted Accounting Principles (“FASB 162”). It names the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) for non-governmental entities recognized by the FASB. FAS 168 is effective for reporting periods ending after September 15, 2009, and once effective, will supersede all U.S. GAAP accounting standards, aside from rules and interpretive releases issued by the Securities and Exchange Commission (“SEC”). The Codification is not intended to change GAAP; rather, it will change the referencing of U.S. GAAP. Therefore, it is not expected to have an impact on the Company’s results of operations, statement of position or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“FAS 165”). FAS 165 requires companies to disclose the date through which they evaluated subsequent events and whether that date corresponds with the filing of their financial statements. It is effective for fiscal periods ending after June 15, 2009.  The Company has adopted FAS 165 as of June 30, 2009.

In April 2009, the FASB issued FASB Staff Position SFAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1” and “APB 28-1,” respectively). FSP 107-1 amends Statement of Financial Accounting Standards No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The Company adopted FSP 107-1 and APB 28-1 during the quarter ended June 30, 2009.

In December 2008, the FASB issued FSP SFAS 132 (R)-1, Employers' Disclosures About Postretirement Benefit Plan Assets (“FSP SFAS 132(R)-1”) amending SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP SFAS 132 (R)-1 requires additional disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. The disclosures about plan assets required by FSP SFAS 132 (R)-1 are effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP SFAS 132 (R)-1 to have a material impact on its financial position, results of operations or cash flows. The Company will adopt the disclosure requirements of FSP SFAS 132 (R)-1 for its fiscal year ending December 31, 2009.

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company has adopted SFAS 141(R) with respect to the purchase of certain assets of US Datanet Corporation on April 24, 2009.

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; demographic changes; technological changes and changes in consumer demand; existing governmental regulations and changes in or the failure to comply with, governmental regulations; legislative proposals relating to the businesses in which we operate; competition; or the loss of any significant ability to attract and retain qualified personnel. Given these uncertainties, current and prospective investors should be cautioned in their reliance on such forward-looking statements. Except as required by law we disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.  For a further discussion of the matters described above, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and within this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes.  Our only assets exposed to market risk are our interest bearing bank accounts, into which we deposit our excess operating funds on a daily basis. We had $5,464 of funds deposited in an interest bearing certificate of deposit with the Bank, our primary commercial bank at June 30, 2009.  Under our term loan with CoBank, we have the option of choosing the following interest rate options:  Weekly Quoted Variable Rate, Long-Term Fixed Quote and a Libor Option as such terms are described in the master loan agreement with CoBank.  We do not believe that our exposure to interest rate risk is material.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon this evaluation, our President and Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

The following restates one of the risk factors that was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and should be read in connection therewith.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on April 24, 2009. The following directors were elected for one year terms at the annual meeting:  Jeffrey D. Alario, Duane W. Albro, Douglas B. Benedict, Kelly C. Bloss, Wisner H. Buckbee, Robert J. DeValentino, Thomas H. Gray, and Douglas J. Mello.  The shareholders also ratified the selection of WithumSmith+Brown, PC as our independent registered public accounting firm for the year ending December 31, 2009.

Matters voted on at the meeting and the results of each vote are as follows:
		Votes For	Votes Against	Abstain	Broker Non- Votes

Proposal I	To fix the number of directors at eight until the next annual meeting of shareholders.	4,437,196	222,857	15,938	27,949

Proposal II	Election of directors	Votes for	Authority Withheld

	Jeffrey D. Alario	4,401,991	301,949
	Duane W. Albro	4,429,300	274,640
	Douglas B. Benedict	4,392,879	311,061
	Kelly C. Bloss	4,438,599	265,341
	Wisner H. Buckbee	4,461,181	242,759
	Robert J. DeValentino	4,427,627	276,313
	Thomas H. Gray	4,426,733	277,207
	Douglas J. Mello	4,412,733	291,207

		Votes For	Votes Against	Abstain

Proposal III	To ratify the selection of WithumSmith+Brown, PC as our independent registered public accounting firm for the year ending December 31, 2009.	4,506,984	137,077	59,879

		Votes For	Votes Against	Abstain	Broker Non- Votes
Proposal IV	Shareholder proposal from William Steiner to approve the maximize value resolution.	512,265	2,871,729	147,245	1,172,701

ITEM 5.  OTHER INFORMATION

Shareholders in 401(k) Plan

As of June 30, 2009, 2.0% of our outstanding common shares were held by employees in our 401(k) plan.  These percentages fluctuate quarterly.

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

Warwick Valley Telephone Company
Registrant

Date August 7, 2009	/s/ Duane W. Albro
Duane W. Albro
President and Chief Executive Officer
(Principal Executive Officer)

Date August 7, 2009	/s/ Kenneth H. Volz
Kenneth H. Volz,
Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)