Form 10-Q
period 2009-09-30
WARWICK VALLEY TELEPHONE CO
filed 2009-11-06
CIK 104777

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,358,112 Common Shares, $0.01 par value, outstanding at November 3, 2009.

Index to Form 10-Q

Part I Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited)
and December 31, 2008 (audited)	3

Condensed Consolidated Statements of Income for the three and nine months
ended September 30, 2009 and 2008	4

Condensed Consolidated Statements of Cash Flows for the nine months
ended September 30, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	23

Part II – Other Information

Item 5. Other Information	24

Item 6. Exhibits	24

Part I – Financial Information
Item 1.  Financial Statements
WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousand except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$8,403	$7,677
Short term investments	253	-
Accounts receivable - net of allowance for uncollectibles - $282 and $248, in 2009 and 2008, respectively	2,580	2,483
Other accounts receivable	191	228
Materials and supplies	1,049	1,158
Prepaid expenses	703	594
Prepaid income taxes	-	176
Deferred Income taxes	102	209
Total current assets	13,281	12,525

Property, plant and equipment, net	33,453	34,580
Unamortized debt issuance costs	43	52
Intangible assets, net	296	111
Investments	8,029	7,768
Other assets	233	231

Total assets	$55,335	$55,267

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$1,061	$775
Current maturities of long-term debt	1,519	1,519
Advance billing and payments	234	225
Customer deposits	99	100
Accrued taxes	630	118
Pension and postretirement benefit obligations	1,447	509
Other accrued expenses	1,278	1,537
Total current liabilities	6,268	4,783

Long-term debt, net of current maturities	3,037	4,176
Deferred income taxes	2,440	2,113
Pension and postretirement benefit obligations	7,557	9,477

Total liabilities	19,302	20,549

Shareholders' equity
Preferred shares - $100 par value; authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000	500	500
Common stock - $0.01 par value; authorized shares of 10,000,000 issued 5,991,795 and 5,985,463 shares at September 30, 2009 and December 31, 2008, respectively	60	60
Treasury stock - at cost, 633,683 common shares	(4,748)	(4,748)
Additional paid in capital	3,633	3,522
Accumulated other comprehensive loss	(4,020)	(4,291)
Retained earnings	40,608	39,675

Total shareholders' equity	36,033	34,718

Total liabilities and shareholders' equity	$55,335	$55,267

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($ in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Operating revenues	$6,443	$6,245	$17,830	$17,266

Operating expenses
Cost of services and products (exclusive of depreciation and amortization expense)	2,896	2,427	7,903	6,776
Selling, general and administrative expenses	2,916	2,672	8,871	8,041
Depreciation and amortization	1,286	1,106	3,725	3,532
Total operating expenses	7,098	6,205	20,499	18,349
Operating income (loss)	(655)	40	(2,669)	(1,083)

Other income (expense)
Interest income (expense)	(30)	(71)	(2)	34
Income from equity method investments	3,199	2,663	9,180	7,384
Other income (expense), net	13	(8)	277	(47)
Total other income (expense)	3,182	2,584	9,455	7,371
Income before income taxes and extraordinary item	2,527	2,624	6,786	6,288

Income taxes	857	916	2,282	2,202
Income before extraordinary item	1,670	1,708	4,504	4,086
Extraordinary item, net of tax	-	(73)	-	(73)
Net Income	1,670	1,635	4,504	4,013
Preferred dividends	6	6	19	19
Income applicable to common stock	$1,664	$1,629	$4,485	$3,994

Basic earnings per common share
Income before extraordinary item	$0.31	$0.32	$0.84	$0.76
Extraordinary item	-	(0.01)	-	(0.01)
Basic earnings per share	$0.31	$0.31	$0.84	$0.75

Diluted earnings per common share
Income before extraordinary item	$0.31	$0.32	$0.83	$0.76
Extraordinary item	-	(0.01)	-	(0.01)
Diluted earnings per share	$0.31	$0.31	$0.83	$0.75

Weighted average shares of common stock used to calculate earnings per share
Basic	5,353,311	5,351,780	5,352,292	5,351,780
Diluted	5,398,167	5,357,816	5,382,298	5,353,792
Dividends declared per common share	$0.22	$0.20	$0.66	$0.60

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES

Net Income	$4,504	$4,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,725	3,532
Postretirement liability curtailment gain	-	(469)
Stock-based compensation expense	111	8
Deferred income taxes	287	-
Income from equity investments, net of distributions	(261)	(331)
Extraordinary item, net of tax	-	73
Changes in assets and liabilities net of effects of acquired company
(Increase) decrease in accounts receivable	(97)	510
(Increase) decrease in other accounts receivable	37	26
(Increase) decrease in materials and supplies	207	373
(Increase) decrease in prepaid income taxes	176	-
(Increase) decrease in prepaid expenses	(109)	(71)
(Increase) decrease in other assets	(2)	-
(Increase) decrease in other deferred charges	-	26
Increase (decrease) in accounts payable	286	(169)
Increase (decrease) in customers' deposits	-	(15)
Increase (decrease) in advance billing and payment	9	9
Increase (decrease) in accrued taxes	512	235
Increase (decrease) in pension and postretirement benefit obligations	(564)	(218)
Increase (decrease) in other accrued expenses	(259)	(300)
Increase (decrease) in long-term income taxes payable	-	(233)
Increase (decrease) in other liabilities and deferred credits	-	73
Net cash provided by operating activities	8,562	7,072

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,386)	(2,978)
Purchase of short tem investments	(253)	-
Asset purchase	(1,487)	-

Net cash used in investing activities	(3,126)	(2,978)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of long-term debt	(1,139)	(1,139)
Dividends (Common and Preferred)	(3,571)	(3,230)

Net cash used in financing activities	(4,710)	(4,369)

Net change in cash and cash equivalents	726	(275)

Cash and cash equivalents at beginning of period	7,677	5,849

Cash and cash equivalents at end of period	$8,403	$5,574

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
($ in thousands except share and per share amounts)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Warwick Valley Telephone Company (the “Company”) provides communications services to customers in the Towns of Warwick, Goshen, and Wallkill, New York and the Townships of Vernon and West Milford, New Jersey.  As a result of the purchase of certain assets of US Datanet Corporation (“US Datanet”) on April 24, 2009, the Company has extended its services to upstate New York and selected other states.  Services include providing local and toll telephone to residence and business customers, access and billing and collection services to interexchange carriers, Internet access, video service, conferencing, and Voice over Internet Protocol (“VoIP”).

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included.  Operating results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

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

Fair Value of Financial Instruments

As of September 30, 2009 and December 31, 2008, the Company’s financial instruments consisted of cash, cash equivalents, short–term investments, accounts receivable, accounts payable and long-term debt. The Company believes that the carrying values of accounts receivable and accounts payable at September 30, 2009 and December 31, 2008 approximated fair value based on their short-term maturity. Based on the borrowing rates currently available to the Company for loans of similar terms, the Company has determined that the carrying value of its long-term debt (including current maturities) approximates fair value.

Intangible Assets

Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 3 to 10 years. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Annually, the Company evaluates the remaining useful lives of intangible assets not being amortized to determine whether facts and circumstances continue to support an indefinite useful life. The Company currently does not have any intangible assets that have indefinite lives.  Intangible assets are considered impaired if the fair value of the intangible asset is less than its net book value.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
($ in thousands except share and per share amounts)

Reclassifications

Certain items in the 2008 condensed consolidated financial statements have been reclassified in order to conform to the 2009 presentation.  None of the reclassifications affect the Company’s result of operations or earnings per share for 2008.

NOTE 2:    ASSET PURCHASE

On April 24, 2009, Warwick Valley Mobile Telephone Company (“WVMT”), a wholly-owned subsidiary of the Company, purchased certain assets from US Datanet.  The assets acquired from US Datanet included its VoIP line of business, which provides communication services for commercial customers conferencing and wholesale lines of business.

This asset purchase extends the Company’s Competitive Local Exchange Carrier (“CLEC”) services to upstate New York and various other states, and expands the scope of the Company’s product offerings to include, conferencing and wholesale.  This transaction is a step in the execution of the Company’s corporate strategy to expand the Company’s business beyond our regulated franchise area.

Under the terms of the asset purchase agreement, WVMT purchased certain assets for $1,487 in cash. The acquisition has been accounted as required by the accounting standard regarding business combinations. The initial accounting for this transaction is incomplete as the appraisals necessary to assess the fair values of the tangible and intangible assets acquired have not been finalized. As the values of certain assets are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The valuations are expected to be finalized within approximately the next four months. When the valuations are finalized, any changes to the preliminary valuation of assets acquired may result in significant adjustments to the fair value of the net identifiable assets acquired.

The fair values of the assets acquired were preliminarily determined using the cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in the accounting standard regarding fair value measurements. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used for plant, property and equipment and software licenses. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation. The market approach, which indicates value for an asset based on available market pricing for comparable assets, was used for other intangibles.

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

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
($ in thousands except share and per share amounts)

The revenue and earnings (loss) from the acquired assets since the acquisition date are included in the Company’s consolidated income statement for the three months ended September 30, 2009, are $644 and ($194), respectively and nine months ended September 30, 2009, are $1,147 and ($403), respectively.

The following unaudited pro forma consolidated results of operations for the Company for the three and nine months ended September 30, 2009 respectively, assume that the asset purchase occurred January 1, 2009.  Pro forma results for the comparable periods in 2008 are not presented because it requires significant estimates of amounts relating to the product lines associated with the assets purchased, and it is impracticable to distinguish objectively information about those amounts from the historical records of US Datanet.  The unaudited pro forma information presents the combined operating results of the purchased lines of business and the Company, with the results prior to the asset purchase date adjusted for amortization of intangibles and depreciation of fixed assets based on the preliminary purchase price allocation and the elimination of acquisition related costs.

These unaudited pro forma results do not purport to be indicative of the results that would have been obtained if the asset purchase did not occur as of January 1, 2009 nor does the unaudited pro forma data intend to be a projection of results that may be obtained in the future.

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Revenue	$6,443	$18,871

Net income	$1,670	$3,869

Earnings per common share:

Basic	$.31	$.72

Dilluted	$.31	$.72

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  The FASB Accounting Standards Codification (“Codification”) is intended to be the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. The codification is effective for reporting periods ending after September 15, 2009, and once effective, will supersede all U.S. GAAP accounting standards, aside from rules and interpretive releases issued by the Securities and Exchange Commission (“SEC”). The Codification is not intended to change GAAP; rather, it will change the referencing of U.S. GAAP. Therefore, it is not expected to have an impact on the Company’s results of operations, statement of position or cash flows.  The Company has adopted this new standard during the quarter ended September 30, 2009.

In April 2009, the accounting standard regarding disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements was amended. This new standard requires those disclosures in all interim financial statements. The Company adopted this new standard during the quarter ended June 30, 2009.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
($ in thousands except share and per share amounts)

In December 2008, the accounting standard regarding employer’s disclosure about postretirement benefit plan assets was updated to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  It requires additional disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. The disclosures about plan assets required are effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of this new standard to have a material impact on its financial position, results of operations or cash flows. The Company will adopt the disclosure requirements for its fiscal year ending December 31, 2009.

In April 2009, the Company adopted the accounting standard relating to business combinations, including assets acquired and liabilities assumed arising from contingencies.  This standard requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  Upon the adoption of this standard the Company was required to expense certain transaction costs and related fees associated with business combinations that were previously capitalized.  In addition, with the adoption of this standard, changes to valuation allowances for acquired deferred income tax assets and adjustments to unrecognized tax benefits acquired generally are to be recognized as adjustments to income tax expense rather than goodwill.

NOTE 4:  FAIR VALUE

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2009:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Bank certificate of deposit included in cash and cash equivalents	$1,182	$-	$-	$1,182
Short-term investments	$253	$-	$-	$253

(1) Quoted prices in active markets for identical assets or liabilities.

(2) Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

(3) Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

NOTE 5:  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities.  Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and unvested restricted stock.  Diluted earnings per share excludes all dilutive securities if their effect is anti-diluting.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
($ in thousands except share and per share amounts)

The weighted average number of shares of common stock used in diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Weighted average shares of common stock
used in basic earnings per share	5,353,311	5,351,780	5,352,292	5,351,780
Effects of stock options	15,086	1,443	3,142	481
Effects of restricted stock	29,770	4,593	26,864	1,531
	5,398,167	5,357,816	5,382,298	5,353,792

NOTE 6:  COMPREHENSIVE INCOME

Comprehensive income consisted of the following for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Pension and postretirement benefits plans	$90	$20	$417	$60
Related deferred income taxes	(49)	(7)	(146)	(21)

Other comprehensive income	41	13	271	39

Net income for the period	1,670	1,635	4,504	4,013
Total comprehensive income	$1,711	$1,648	$4,775	$4,052

NOTE 7:  SEGMENT INFORMATION

The Company’s segments are strategic business units that offer different products and services and are managed as telephone and Online services.  The Company evaluates the performance of its segments based upon factors such as revenue growth, expense containment, market share and operating results. The telephone segment provides telecommunications services, including local, network access and long distance services and messaging, and yellow and white pages advertising and electronic publishing.  The Online segment provides high speed and dial-up Internet services, VoIP and video.

Segment balance sheet information as of September 30, 2009 and December 31, 2008 is set forth below:

	2009	2008
Assets
Telephone	$82,782	$77,256
Online	22,001	16,022
Eliminations	(49,448)	(38,011)
Total Assets	$55,335	$55,267

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
($ in thousands except share and per share amounts)

Segment cash flow information for the nine months ended September 30, 2009 and 2008 is set forth below:

	2009	2008
Capital expenditures
Telephone	$841	$1,149
Online	545	1,829
Total capital expenditures	$1,386	$2,978

Segment income statement information for the nine months ended September 30, 2009 and 2008 is set forth below:

	2009	2008
Revenues
Telephone	$13,678	$14,478
Online	5,497	3,988
Eliminations	(1,345)	(1,200)
Total revenues	$17,830	$17,266

Depreciation and amortization
Telephone	$3,086	$2,998
Online	639	534
Total depreciation and amortization	3,725	3,532

Operating (loss)
Telephone	$(2,265)	$(1,278)
Online	(404)	195
Total operating (loss)	(2,669)	(1,083)

Interest income (expense)	(2)	34
Income from equity method investements, net	9,180	7,384
Other income (expense)	277	(47)

Income before income taxes and extraordinary item	$6,786	$6,288

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
($ in thousands except share and per share amounts)

Segment income statement information for the three months ended September 30, 2009 and 2008 is set forth below:

	2009	2008
Revenues
Telephone	$4,832	$5,351
Online	2,072	1,306
Eliminations	(461)	(412)
Total revenues	$6,443	$6,245

Depreciation and amortization
Telephone	$1,036	$1,008
Online	250	98
Total depreciation and amortization	$1,286	$1,106

Operating income (loss)
Telephone	$(414)	$(9)
Online	(241)	49
Total operating income (loss)	(655)	40

Interest income (expense)	(30)	(71)
Income from equity method investments, net	3,199	2,663
Other income (expense)	13	(8)
Income before income taxes and extraordinary item	$2,527	$2,624

NOTE 8:  MATERIALS AND SUPPLIES

Material and supplies are carried at average cost.  As of September 30, 2009 and December 31, 2008, material and supplies consisted of the following:

	2009	2008
Inventory for outside plant	$432	$414
Inventory for inside plant	319	570
Inventory for online equipment	172	67
Inventory for video equipment	96	76
Inventory for equipment held for sale or lease	30	31
	$1,049	$1,158

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
($ in thousands except share and per share amounts)

NOTE 9:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost, consisting of the following as of September 30, 2009 and December 31, 2008:

	2009	2008
Land, buildings and other support equipment	$9,687	$9,682
Network communications equipment	31,519	31,019
Telephone plant	28,718	28,313
Online plant	15,377	13,792
Plant in service	85,301	82,806
Plant under construction	292	317
	85,593	83,123
Less: Accumulated depreciation	52,140	48,543
Property, plant and equipment, net	$33,453	$34,580

NOTE 10:  INTANGIBLE ASSETS

Intangible assets include certain software licenses and customer contracts with estimated useful lives ranging from 3 to 10 years.  The appraisals necessary to assess the fair values of the purchased intangible assets acquired (see note 2) have not been finalized.  As of September 30, 2009 and December 31, 2008 the intangibles consisted of the following:

	2009	2008
Other intangible assets	$335	$117
Less: Accumulated amortization	39	6
Intangible assets, net	$296	$111

NOTE 11:  INVESTMENTS

The Company is a limited partner in the Orange County-Poughkeepsie Limited Partnership (“O-P”) and had a 8.108% investment interest as of September 30, 2009, which is accounted for under the equity method of accounting.  The majority owner and general partner is Verizon Wireless of the East LP.

The following summarizes the income statement for the nine months ended September 30, 2009 and 2008, that O-P provided to the Company:

	2009	2008
Net sales	$135,570	$114,454
Cellular service cost	15,257	15,738
Operating expenses	8,282	8,335
Operating income	112,031	90,381
Other income	1,189	694
Net income	$113,220	$91,075

Company share	$9,180	$7,384

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
($ in thousands except share and per share amounts)

The following summarizes the income statement for the three months ended September 30, 2009 and 2008 that O-P provided to the Company:

	2009	2008
Net sales	$47,035	$41,044
Cellular service cost	5,058	5,552
Operating expenses	2,839	2,915
Operating income	39,138	32,577
Other income	313	277
Net income	$39,451	$32,854

Company share	$3,199	$2,663

The following summarizes the balance sheet as of September 30, 2009 and December 31, 2008 that O-P provided to the Company:

	2009	2008
Current assets	$13,875	$9,587
Property, plant and equipment, net	35,472	36,354
Total assets	$49,347	$45,941

Total liabilities	$656	$470
Partners' capital	48,691	45,471
Total liabilities and partners' capital	$49,347	$45,941

NOTE 12:  PENSION AND POSTRETIREMENT OBLIGATIONS

The components of net periodic cost (gain) for the nine months ended September 30, 2009 and 2008, are as follows:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Service cost	$-	$3	$30	$37
Interest cost	652	650	185	187
Expected return on plan assets	(481)	(729)	(119)	(110)
Amortization of transition asset	-	-	21	27
Amortizaton of prior service cost	42	42	(247)	(243)
Amortization of net loss	525	136	75	97

Net periodic benefit cost (gain)	$738	$102	$(55)	$(5)

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
($ in thousands except share and per share amounts)

The components of net periodic cost (income) are for the three months ended September 30, 2009 and 2008, are as follows:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Service cost	$-	$1	$10	$12
Interest cost	217	216	62	62
Expected return on plan assets	(160)	(243)	(40)	(35)
Amortization of transition asset	-	-	7	9
Amortizaton of prior service cost	14	14	(82)	(81)
Amortization of net loss	175	46	25	32

Net periodic benefit cost (gain)	$246	$34	$(18)	$(1)

The Company expects to contribute $1,447 to its pension and postretirement benefit plans in 2009.  As of September 30, 2009, the Company has contributed $1,141 to its pension plan and has contributed $106 to its postretirement benefits plan.

NOTE 13:  INCOME TAXES

Generally for interim tax reporting, one overall estimated annual effective tax rate is computed for tax jurisdictions not subject to valuation allowance and applied to the year to date ordinary income loss.

The accounting standard regarding accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless expected to be paid within one year.  As of September 30, 2009, the Company has no liability for unrecognized tax benefits.

The Company’s subsidiaries file a U.S. federal consolidated income tax return.  The U.S. federal statute of limitations remains open for the years 2005 and thereafter.  The Company’s 2006 and 2007 federal income tax returns are currently under examination by the IRS.

NOTE 14:  SHAREHOLDERS’ EQUITY

The Company has 10,000,000 authorized Common Shares at a par value of $0.01; 5,000 authorized Preferred Shares at a par value of $100; and 10,000,000 authorized Preferred Shares at a par value of $0.01.

A summary of the changes to shareholders’ equity for the nine months ended September 30, 2009 and 2008 is provided below:

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

	2009	2008
Shareholders' equity, beginning of period	$34,718	$36,419
Net income	4,504	4,013
Dividends paid on common stock	(3,552)	(3,211)
Dividends paid on preferred stock	(19)	(19)
Stock and stock option compensation	111	8
Changes in pension and postretirement benefit plans	271	39

Shareholders' equity, end of period	$36,033	$37,249

NOTE 15:  EQUITY INCENTIVE PLANS

The Company has a 2008 Long-Term Incentive Plan (the “Stock Plan”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock. The Stock Plan authorized for future issuance a total of 500,000 shares of common stock which may be either authorized but unissued shares or shares that have been reacquired by the Company and designated as treasury shares.  As of September 30, 2009, 321,701 common shares were available for grant under the Stock Plan.  The Stock Plan permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares.  The exercise price per share of the Company’s common stock purchasable under any stock option or stock appreciation right will not be less than 100% of the fair market value of one share of common stock on the date of grant.  The term of any stock option or stock appreciation right shall not exceed ten years.  Restricted stock and restricted stock units are subject to vesting restrictions.

Restricted Common Stock Awards

The following table summarizes the restricted common stock granted to certain eligible participants during the nine months ended September 30, 2009:

			Grant Date
	Date Issued	Shares	Fair Value per Share

Restricted stock granted	3/20/2009	9,921	$10.02
Restricted stock granted	4/27/2009	1,879	$11.20
Restricted stock granted	6/1/2009	500	$12.67
Total restricted stock granted		12,300

Stock-based compensation expense for restricted stock awards of $28 and $74 was recorded in the three months and nine months ended September 30, 2009 and $6 and $6 was recorded in the three months and nine months ended September 30, 2008, respectively.  Restricted stock awards are amortized over their respective vesting periods of three years.  The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis.  The Company has not estimated expected forfeitures and is recognizing compensation expense only for those restricted common shares expected to vest.

The following table summarizes the restricted common stock activity during the period ended September 30, 2009:

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

		Grant Date Weighted
Unvested Shares	Shares	Average per Share
Balance - January 1, 2009	19,000	$10.78
Granted	12,300	10.31
Vested	(6,332)	10.78
Forteited	-	-
Balance - September 30, 2009	24,968	$10.60

The total fair value of restricted stock vested during the nine-month period ended September 30, 2009 was $68.

Stock Options

The following tables summarize stock option activity for the nine-month period ended September 30, 2009, along with options exercisable at the end of the period.

		Weighted
		Average
Options	Shares	Exercise Price
Outstanding - January 1, 2009	90,500	$10.78
Stock options granted	56,499	10.32
Exercised	-	-
Forfeited	-	-
Outstanding - September 30, 2009	146,999	$10.60

Vested and expected to vest at September 30, 2009	146,999
Exercisable at September 30, 2009	30,166

Stock options vest over a three year period.  The following table summarizes information about outstanding stock options at September 30, 2009.

			Weighted Average
Exercise		Weighted	Remaining	Aggregate
Price	Shares	Average	Contractual	Intrinsic
per Share	Outstanding	Exercise Price	life (Years)	Value
$10.78	90,500	$10.78	8.9	$93,215
10.02	45,982	10.02	9.5	82,308
11.20	7,517	11.20	9.6	4,585
12.67	3,000	12.67	9.7	-
	146,999	$10.60	9.2	$180,108

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day, September 30, 2009, and the exercise price times the number of shares) that would have been received by the option holders had all the option holders exercised in the money stock options on September 30, 2009.  This amount changes based on the grant date fair market value of the Company’s common stock.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands except share and per share amounts)

The fair value of the above stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the nine months ended September 30, 2009:

Nine months
Options	ended

Expected life (in years)	10
Interest rate	3.51%
Volatility	28.91%
Dividend yield	7.81%

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock granted to employees that are included in the Company’s consolidated statements of income for the three and nine months ended September 30, 2009 and 2008 respectively:

	Three Months		Nine Months
Stock-Based Compensation Expense	2009	2008	2009	2008

Cost of services and products	$-	$-	$-	$-
Selling, general and administrative expenses	42	8	111	8
	$42	$8	$111	$8

As of September 30, 2009, $351 of total unrecognized compensation expense related to stock options and restricted common stock is expected to be recognized over a weighted average period of approximately 2.2 years.

NOTE 16:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet through the date of November 6, 2009, which is the date the consolidated financial statements were issued.  Based on this evaluation, the Company has determined that no subsequent events, except for the matter discussed below, have occurred which require disclosure in the consolidated financial statements.

At the Company’s October 28, 2009, board of directors meeting an amendment to the director’s compensation plan was approved. This amendment will modify the compensation of the directors that would include a combination of cash payments and restricted stock issued under the Company’s Stock plan and is expected to be effective in 2010.  The Company has not finalized the details of the amended plan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS   ($ IN THOUSANDS)

Overview

During the three-month period ended September 30, 2009, net income increased by 2% to $1,670 from $1,635 in comparison to the three-month period ended September 30, 2008.  This increase was attributable to our investment in O-P.  During the nine-month period ended September 30, 2009, net income increase by 12% to $4,504 from $4,013 in comparison to the nine-month period ended September 30, 2008.  This increase was also attributable to our investment in O-P.

During the three-month period ended September 30, 2009, total revenue increased by 3% to $6,443 from $6,245 in comparison to the same period in the prior year.  This increase was attributable to the US Datanet acquisition that occurred during the second quarter. During the nine-month period ended September 30, 2009, total revenue increased by 3% to $17,830 from $17,266 in comparison to the same period in the prior year.  This increase was also attributable to the US Datanet acquisition that occurred during the second quarter.

During the three-month period ended September 30, 2009, total operating expenses increased by 14% to $7,098 from $6,205 in comparison to the same period in the prior year.  This increase was attributable primarily to the US Datanet acquisition that occurred during the second quarter and expenses associated with pension and postretirement.  During the nine-month period ended September 30, 2009, total operating expenses increased by 12% to $20,499 from $18,349 in comparison to the same period in the prior year.  This increase was attributable primarily to the US Datanet acquisition that occurred during the second quarter and expenses associated with pension and postretirement.

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

We provide Incumbent Local Exchange Carrier (“ILEC”) and Competitive Local Exchange Carrier (“CLEC”) communication services to customers in the Lower Hudson Valley of New York and New Jersey.  As a result of the purchase of the US Datanet acquisition on April 24, 2009, we extended our services to upstate New York and selected other states.  Our services include providing local and toll telephone service to residential and business customers, access and billing and collection services to interexchange carriers, VoIP services, Internet access, video service and conferencing.  We report our results in two operating segments: Telephone and Online.  The telephone segment provides telecommunications services, including local, network access, long distance services, yellow and white pages advertising, electronic publishing and wireless service. The Online segment provides video, broadband, and VoIP services.

Our acquisition of US Datanet on April 24, 2009 extends our CLEC customer base geographically to selected other states and expands the scope of our product offerings to include business telecommunications conferencing and wholesale. The acquisition is a component of our corporate strategy to expand our business beyond our regulated franchise area.

Consistent with the past several years, we continued to experience overall declines in revenue and access lines due to sustained competition and wireless substitution for landline telephone services in our regulated franchise area.

Results of operations for the three months ended September 30, 2009 and 2008

OPERATING REVENUES

Operating revenues for the three-month period ended September 30, 2009 increased by $198 (or 3%) to $6,443 from $6,245 for the same period in the prior year.  This increase was due primarily to:

•	An increase in data services revenue of $727 (or 56%) due mainly to the acquisition of US Datanet as well as the introduction of our hosted VoIP and DirecTV products.

Partially offset by:

•	A decrease in network access revenue of $284 (or 11%) due mainly to a decrease in Universal Service Fund revenue.

•
A decrease in other services and sales revenue of $98 (or 20%) due primarily to lower revenue associated with private branch exchange (“PBX”) sales, circuit revenue, leased equipment, voice mail, inside wire and other ancillary services.

•	A decrease in long distance revenue of $75 (or 10%) due mainly to the effect of customers switching to our promotional prices as well as declining minutes of use.

•	A decrease in local network service revenue of $35 (or 5%) mainly as a result of access line loss attributable to competitive land line telephone service as well as wireless and VoIP substitutions.

•	A decrease in directory service revenue of $35 (or 11%) due primarily to reduced sales associated with yellow page advertising.

OPERATING EXPENSES

Operating expenses for the three-month period ended September 30, 2009 increased by $893 (or 14%) to $7,098 from $6,205 for the same period in the prior year.  This increase was due primarily to:

•
Cost of services and products increased $469 (or 19%) primarily due to access and trunkline costs mainly associated with the acquisition of US Datanet and higher benefit costs associated with pension and postretirement and higher content costs for video services, partially offset by lower regulatory fees and utility costs.

•
Selling, general and administrative expenses increased $244 (or 9%) primarily due to costs for billing services, building rental and maintenance fees of $141 associated with the US Datanet acquisition, higher benefits of $93 associated with pension and postretirement, higher legal and consulting fees of $51, partially offset by cost reduction initiatives of $62.

•
Depreciation and amortization expense increased $180 (or 16%) primarily due to equipment associated with our new VoIP product and depreciation and amortization associated with the acquisition of   US Datanet.

OTHER INCOME (EXPENSE)

Other income (expense) for the three-months ended September 30, 2009 increased $598 (or 23%) to $3,182 from $2,584 for the same period in the prior year.  This increase is due primarily to:

•
An increase in income from equity method investments of $536 from $2,663 in the same quarter 2008 to $3,199 as a result of increased earnings from our limited partnership interest in the O-P.  The increased earnings from the O-P was primarily due to increased subscribers and continued growth in text messaging service revenue.

•	A decrease in interest expense of $41 (or 58%) mainly due to lower rates associated with our long-term debt.

Results of operations for the nine months ended September 30, 2009 and 2008

OPERATING REVENUES

Operating revenues for the nine-month period ended September 30, 2009 increased by $564 (or 3%) to $17,830 from $17,266 for the same period in the prior year.  This increase was due primarily to:

•	An increase in data services revenue of $1,403 (or 35%) due mainly to the acquisition of US Datanet, as well as, and the introduction of our hosted VoIP and DirecTV products.

Partially offset by:

•	A decrease in long distance revenue of $304 (or 13%) due mainly to the effect of customers switching to our promotional prices and declining minutes of use.

•
A decrease in other services and sales revenue of $169 (or 12%) due mainly to lower revenue associated with PBX sales, circuit revenue, leased equipment, voice mail, inside wire and other ancillary services.

•	A decrease in network access revenue of $158 (or 3%) due mainly to a decrease in Universal Service Fund revenue.

•	A decrease in local network revenue of $143 (or 6%) due mainly as a result of access line loss attributable to competitive land line telephone service as well as wireless and VoIP substitutions.

•	A decrease in directory service revenue of $65 (or 7%) due mainly to reduced sales associated with yellow page advertising.

OPERATING EXPENSES

Operating expenses for the nine-month period ended September 30, 2009 increased by $2,150 (or 12%) to $20,499 from $18,349 for the same period in the prior year.  This increase was due primarily to:

•
Cost of services and products increased $1,127 (or 17%) primarily due to access and trunkline costs and wages mainly associated with the integration costs associated with the  US Datanet  acquisition, higher benefit costs associated with pension and postretirement and higher content costs for video services, offset by lower regulatory fees and utility costs.

•
Selling, general and administrative expenses increased $830 (or 10%) due mainly to postretirement liability curtailment gain of $469 in 2008 resulting from the elimination of benefits of certain union employees as a result of the negotiation of a union agreement and higher benefits of $125. In addition, higher legal expenses, billing services and consulting fees of $442 were incurred primarily due to the acquisition of US Datanet. These increases were partially offset by cost reduction initiatives of $227.

•
Depreciation and amortization expense increased $193 (or 5%) primarily due to equipment associated with our new VoIP product and the depreciation and amortization associated with the acquisition of US Datanet.

OTHER INCOME (EXPENSE)

Other income (expense) for the nine-month period ended September 30, 2009 increased $2,084 (or 28%) to $9,455 from $7,371 for the same period in the prior year.  This increase is due primarily to:

•	An increase in income from equity method investments of $1,796 (or 24%) from $7,384 to $9,180 as a result of increased earnings from our investment in O-P.

•	An increase in other income of $324 (or 689%) from an expense of $47 to income of $277 due mainly to the receipt of an insurance refund with respect to damages incurred in a December 2008 ice storm.

Partially offset by:

•
A decrease of interest income (expense) of $36 (or 105%) mainly as a result of the reversal of accrued interest for our liability that resulted from the accounting standard regarding accounting for uncertainty in income taxes,  which was de-recognized due to the approval by the IRS to allow the reporting of its taxable income in future periods.

LIQUIDITY AND CAPITAL RESOURCES

We had $8,656 of cash and cash equivalents and short-term investments available at September 30, 2009, as compared with $7,677 at December 31, 2008. Our cash equivalents consist primarily of money market mutual funds and bank certificates of deposit.

We have a $4,000 line of credit with Provident Bank (the “Bank”), of which the entire amount remained unused at September 30, 2009.  In the event of a drawdown, interest would be applied based on a variable rate that is a function of the Prime Commercial Lending Rate as listed in the Wall Street Journal.  Borrowings are on a demand basis with limited restrictions relating to written notification to the Bank requesting a drawdown, the use of requested funds, and the expected means for repayment.  As of September 30, 2009, $4,556 in principal amount was outstanding under the CoBank ACB term loan. The final payment is due July 20, 2012.   We are required to make interest and outstanding principal payments in quarterly installments under the term loan.

CASH FROM OPERATING ACTIVITIES

Our primary source of funds continues to be generated from operations and cash distributions from the O-P. Our cash distributions from the O-P totaled $8,919 and $7,054 for the nine months ended September 30, 2009 and 2008, respectively. The O-P’s cash distributions are made to us on a quarterly basis at the discretion of the general partner.  The increase in the O-P’s revenues discussed in results of operations above reflects revenues as accrued for accounting purposes.  The amounts discussed in this paragraph reflect actual cash receipts from O-P.

CASH FROM INVESTING ACTIVITIES

Capital expenditures totaled $1,386 during the nine months ended September 30, 2009 as compared to $2,978 for the corresponding period of 2008.  Capital expenditures decreased in both our Telephone and Online segments as result of the reduced needs of our business.   On April 24, 2009, we purchased certain assets of US Datanet for approximately $1,487.

CASH FROM FINANCING ACTIVITIES

Dividends declared on our Common shares by the Board of Directors were $0.22 per share for the three months ended September 30, 2009 and were $0.20 for the three months ended September 30, 2008.  The total amount of dividends paid on our common shares by us for each of the nine-month periods ended September 30, 2009 and 2008 was $3,552 and $3,211, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  The FASB Accounting Standards Codification (“Codification”) is intended to be the source of authoritative U.S. generally accepted accounting principles (“GAAP”) and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. The codification is effective for reporting periods ending after September 15, 2009, and once effective, will supersede all U.S. GAAP accounting standards, aside from rules and interpretive releases issued by the Securities and Exchange Commission (“SEC”). The Codification is not intended to change GAAP; rather, it will change the referencing of U.S. GAAP. Therefore, it is not expected to have an impact on the Company’s results of operations, statement of position or cash flows.  The Company has adopted this new standard during the quarter ended September 30, 2009.

In April 2009, the accounting standard regarding disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements was amended.  This new standard requires those disclosures in all interim financial statements.  The Company adopted this new standard during the quarter ended June 30, 2009.

In December 2008, the accounting standard regarding employer’s disclosure about postretirement benefit plan assets was updated to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  It requires additional disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. The disclosures about plan assets required are effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of this new standard to have a material impact on its financial position, results of operations or cash flows. The Company will adopt the disclosure requirements for its fiscal year ending December 31, 2009.

In April 2009, the Company adopted the accounting standard relating to business combinations, including assets acquired and liabilities assumed arising from contingencies.  This standard requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  Upon the adoption of this standard the Company was required to expense certain transaction costs and related fees associated with business combinations that were previously capitalized.  In addition, with the adoption of this standard, changes to valuation allowances for acquired deferred income tax assets and adjustments to unrecognized tax benefits acquired generally are to be recognized as adjustments to income tax expense rather than goodwill.

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; demographic changes; technological changes and changes in consumer demand; existing governmental regulations and changes in or the failure to comply with, governmental regulations; legislative proposals relating to the businesses in which we operate; competition; or the loss of any significant ability to attract and retain qualified personnel. Given these uncertainties, current and prospective investors should be cautioned in their reliance on such forward-looking statements. Except as required by law we disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.  For a further discussion of the matters described above, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes.  Our only assets exposed to market risk are our interest bearing bank accounts, into which we deposit our excess operating funds on a daily basis. We had $1,435 of funds deposited in an interest bearing certificate of deposit with the Bank, our primary commercial bank at September 30, 2009.  Under our term loan with CoBank, we have the option of choosing the following interest rate options:  Weekly Quoted Variable Rate, Long-Term Fixed Quote and a Libor Option as such terms are described in the master loan agreement with CoBank.  We do not believe that our exposure to interest rate risk is material.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon this evaluation, our President and Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Shareholders in 401(k) Plan

As of September 30, 2009, 1.9% of our outstanding common shares were held by employees in our 401(k) plan.  These percentages fluctuate quarterly.

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

Warwick Valley Telephone Company
Registrant

Date November 6, 2009	/s/ Duane W. Albro
Duane W. Albro
President and Chief Executive Officer
(Principal Executive Officer)

Date November 6, 2009	/s/ Kenneth H. Volz
Kenneth H. Volz,
Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)