Form 10-K
period 2009-12-31
WARWICK VALLEY TELEPHONE CO
filed 2010-03-16
CIK 104777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File No. 0-11174

Warwick Valley Telephone Company

(Exact Name of Registrant as Specified in Its Charter)

New York	14-1160510
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

47 Main Street Warwick, New York	10990
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone, Including Area Code: (845) 986-8080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

The aggregate market value of Warwick Valley Telephone Company common stock as of June 30, 2009 held by non-affiliates computed by reference to the price at which the Common Shares were sold on June 30, 2009 was $61,109,850.

The number of shares of Warwick Valley Telephone Company common stock outstanding as of March 12, 2010 was 5,409,592.

DOCUMENTS INCORPORATED BY REFERENCE

Where indicated, the information required by Part III, Items 10, 11, 12, 13 and 14 of this report is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on April 23, 2010, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Warwick Valley Telephone Company

i

Part I.

Item 1. BUSINESS.

GENERAL

Warwick Valley Telephone Company (the “Company,” “we,” “our” or “us”) was incorporated in New York on January 16, 1902 and is qualified to do business as a foreign corporation in various states. Our executive offices are located at 47 Main Street, Warwick, New York 10990 and our telephone number is 845-986-8080.

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

We provide telephone service to customers in the contiguous towns of Warwick, Goshen and Wallkill, New York, and the townships of West Milford and Vernon, New Jersey as the Incumbent Local Exchange Carrier (“ILEC”). We also provide Voice over Internet Protocol (“VoIP”), Internet and video services. Our service area is primarily rural and has an estimated population of 50,000. We also operate as a Competitive Local Exchange Carrier (“CLEC”) in areas that are adjacent to our ILEC territories and beyond, where we believe we can provide service effectively and efficiently. On April 24, 2009, we purchased certain assets from US Datanet Corporation, a New York corporation (“US Datanet”), which significantly expanded our CLEC business to upstate New York and various other states. The assets acquired from US Datanet included its VoIP line of business, which leverages our existing VoIP business, and expands the scope of our product offerings to include conferencing and additional wholesale services.

The dollar amounts in this Form 10-K are presented in thousands, except for share and per share amounts.

BUSINESS OPERATIONS

We report our results in two operating segments: telephone and online. In addition, we report the results of our interest in the Orange County-Poughkeepsie Limited Partnership. We evaluate the performance of the segments based upon factors such as revenue growth, expense containment, market share and operating income. We do not believe our sales in any segment are seasonal.

Operating Segments

Telephone

The telephone segment provides telecommunications services including local network services, network access services, long distance services, directory services and other services and sales. The telephone segment generated revenues from external customers of $17,026, $17,515 and $18,309 in the years ended December 31, 2009, 2008 and 2007, respectively. It generated an operating loss of $(3,429), $(1,552) and $(834) in 2009, 2008 and 2007, respectively.

Local network services — Our local network services include traditional dial tone which is primarily used to make or to receive voice, fax or analog modem calls from a residence or business. Our local network services are regulated by the Federal Communication Commission (“FCC”), New York State Public Service Commission (“NYPSC”) and New Jersey Board of Public Utilities (“NJBPU”). Included under local network services are custom calling services such as caller ID, call waiting, voice mail and other value-added services. These features allow users to display the number and/or name of callers, signal to the telephone user that additional calls are coming in, and send and receive voice messages. The sale of telephone and other equipment does not constitute a material part of our business.

Network access services — Our network access services connect a customer’s telephone or other equipment to the transmission facilities of other carriers that provide long distance and other communications services.

Long distance services — These services result from the transport of intraLATA telecommunications traffic (traffic within our Local Access and Transport Area) to a destination that is outside of a local calling area. We also provide wire line interLATA long distance (commonly known as traditional long distance service) to our customers.

Directory services — Our directory service group publishes and sells yellow and white page advertising in print and online.

Wholesale services — Our wholesale services significantly expanded with the acquisition of certain assets of US Datanet. These services provide origination and termination services to carriers as well as mid-sized and large business customers.

Conference services — Voice conferencing services were initiated with the acquisition of certain assets of US Datanet.

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

Online

The online segment (“Online”) provides broadband and dial-up Internet access services, VoIP services, and video over our landline network and in partnership with DIRECTV, Inc., a global provider of digital television service (“DIRECTV”). The Online segment generated revenues from external customers of $6,896, $5,475 and $5,733 and operating income (losses) of $(900), $316 and ($264) in 2009, 2008 and 2007, respectively.

Services and Products

Broadband Internet and dial-up Internet access services are provided using our network and by resellling other suppliers access services.

VoiceNet Complete is a hosted VoIP service primarily targeted at small- and medium-sized business customers.

Our Video products enable us to bundle voice, video and data, the “Triple Play”, to our customers. Our Video product currently offers over 140 digital channels. In 2008 we entered into a reseller agreement with DIRECTV, enabling us to offer a Triple Play bundle that includes voice, Internet and DIRECTV. There can be no assurances of the success of our bundled offerings.

Additional products offered by our Online segment include banner advertising, domain name registration, and web hosting.

Orange County-Poughkeepsie Limited Partnership

We currently own an 8.108% limited partnership interest in the Orange County-Poughkeepsie Limited Partnership (“O-P”). Verizon Wireless of the East, L.P. (“Verizon”) is the general partner and the majority owner and currently has a 91.892% interest. As of December 31, 2009, the value of our investment in O-P is as follows:

8.108% interest in O-P Partnership’s Capital	$3,588
Goodwill	4,081
Total	$7,669

O-P provides wholesale cellular telephone service throughout the Orange County-Poughkeepsie Metropolitan Service Area. Ongoing cash distributions to the partners are made according to the needs of the business, as determined by Verizon. Cash distributions from O-P are used to fund principal and interest payments on our long-term debt as well as to pay dividends to our shareholders. The interest in O-P represented 14% of total assets as of December 31, 2009 and 2008, and the income from the equity method represented 124%, 113% and 116% of income before income taxes and extraordinary item for the years ended December 31, 2009, 2008 and 2007, respectively. For more information on our O-P interest, see Note 12 to the Consolidated Financial Statements contained in Item 8.

Major Customers

The Universal Service Fund (“USF”) has accounted for 14%, 12% and 10% of the Company’s revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

No other customer accounted for more than 10% of our consolidated operating revenues in 2009, 2008, and 2007. The loss of a single customer or a few customers would not have a material adverse effect on any of our segments.

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

We currently provide access to the national and international calling markets as well as intrastate calling markets through all interested interexchange carriers, including our wholly-owned subsidiary, WVLD. Access to the remainder of the intrastate calling markets is provided by us as well as other exchange carriers. WVLD, as an interexchange carrier, competes against all such other carriers, including cellular telephone providers and Internet-based service providers.

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

We currently compete for local service (access lines) with incumbent local exchange carriers in the Middletown, New York area, as well as the Vernon, New Jersey area. In addition, we have expanded our operations through business arrangements with other regional telecommunications companies that provide access to their transportation networks, thereby expanding the reach of our product offerings. In 2008, we launched our flagship business product — VoiceNet, a hosted Internet Protocol (“IP”) solution for the small- and medium-sized business customer. The success of this product and our overall CLEC strategy will determine if additional geographies are pursued. On April 24, 2009, Warwick Valley Mobile Telephone Company (“WVMT”), our wholly-owned subsidiary, purchased certain assets from US Datanet. The assets acquired from US Datanet included its VoIP line of business, which provides communication services for commercial customers, conferencing and wholesales lines of business. This asset purchase extends our CLEC services to upstate New York and various other states, and expands the scope of our product offerings to include conferencing and additional wholesale services. There can be no assurance that we will implement any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in our franchise territory.

Online

The present market environment requires that our Online segment compete on the basis of service, speed and price. There are numerous competitors throughout our Online segment’s market area whose services are available to our customers. During 2009, Online broadband and dial-up revenues decreased due to the migration of customers to high speed Internet provided by competitors. Whether customer and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the evolving level of demand for voice, video and high speed data services.

In addition, our Video product, which was launched in April 2002, is competing against entrenched cable companies and satellite television companies. In the current market environment, to stay competitive, we must be able to offer a Video product on par with our competitors at a competitive price. In 2008, we entered into a reseller agreement with DIRECTV enabling us to offer a Triple Play bundle that includes voice, internet and DIRECTV. There can be no assurances of the success of the new Triple Play offering or that we will be able to deliver landline video profitably.

REGULATION

The communications industry has been and remains the subject of significant legislative and regulatory oversight at both federal and state levels. The 1996 Act updated the Communications Act of 1934. The 1996 Act provided a structure for local competition, but required implementation and interpretation by the FCC, states and courts. Congress has also frequently proposed legislative amendments to the 1996 Act.

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

We serve as an ILEC and as a video and broadband service provider through our Hometown Online, Inc. subsidiary. As such, we are subject to both state and federal regulation. We pursue regulatory and legislative policies that will further diminish regulatory burdens imposed on us. However, as an ILEC, we remain subject to more regulation than our competitors. The following summary of the regulatory environment in which our business operates does not describe all present and proposed federal and state regulations affecting the communications industry. These laws and regulations are subject to change and any change may have an adverse effect on us in the future.

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

In contrast, wireless service providers are not regulated from a retail pricing standpoint, but are subject to various licensing and technical requirements imposed by the FCC, including provisions related to the acquisition, assignment or transfer of radio licenses, and mandates, such as enhanced 911, or E-911, and wireless LNP. Long distance and wireless service providers, which compete against us and also are our wholesale customers, are less regulated, without significant rate regulations or tariffing obligations.

Cable operators offering local and long distance voice services face less regulation of these services than we face as an ILEC. A small but growing category of nomadic VoIP providers offer services that compete with our wire line offerings and also face a lighter regulatory burden. The FCC has preempted states from exercising entry and related economic regulation of such nomadic VoIP providers but the FCC has not preempted state regulation of fixed VoIP service commonly offered by cable operators.

We are a provider of VoIP services and also compete against VoIP providers. The advent of VoIP services being provided by cable television and other companies has heightened the need for federal and state regulators to determine whether VoIP is subject to the same regulatory and financial constraints as wire line telephone service. On November 9, 2004, the FCC issued an order in response to a petition from Vonage declaring that Vonage-style VoIP services were exempt from state telecommunications regulations. The FCC order applies to all VoIP offerings provided over broadband services. However, this order did not clarify: whether or under what terms VoIP traffic may be subject to intercarrier compensation requirements; whether VoIP was subject to state tax or commercial business regulations; or whether VoIP providers had to comply with obligations related to 911 emergency calls, the USF and the Communications Assistance for Law Enforcement Act (“CALEA”). The FCC addressed these issues through its “IP-Enabled Services Proceedings,” which opened in February 2004.

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

Under federal law, the FCC may exempt a video franchise from rate regulation based on a finding of effective competition in the franchise area. Online has obtained this exemption for all its video franchises except for a portion of Goshen, New York. The Goshen franchise is a recent expansion for Online and we will be seeking an exemption from the FCC for this franchise.

State regulation

Our New York telephone service operations are subject to the jurisdiction of the NYPSC and our New Jersey telephone service operations are subject to the jurisdiction of the NJBPU. These two bodies have regulatory authority over our local exchange operations with respect to rates, facilities, services, reports, issuance of securities and other matters such as corporate restructuring. As a result, our ability to respond quickly to changing market conditions or to implement a new business organization can be limited by the necessity of obtaining regulatory reviews or responding to interrogatories which can slow down or even prevent the desired transaction. As an ILEC, we generally face carrier of last resort, or COLR, obligations which include an ongoing requirement to provide service to all prospective and current customers in our service territories who request service and are willing to pay rates prescribed in our tariffs. In competitively-bid situations, such as newly-constructed housing developments or multi-tenant dwellings, this may constitute a competitive disadvantage to us if competitors can choose to exclusively tie service to homeowner’s association fees or choose not to provide service to customers who are poor credit risks or customers they believe it would not be economically viable to serve.

Intrastate billing and collection services remain partly regulated in New York. The regulated services are provided under tariff. Some carriers provide their own billing and collection services and do not use our services.

We, along with other carriers, have recently been granted pricing flexibility under a March 4, 2008 NYPSC ruling for various intrastate retail telecommunications services. We have taken advantage of this flexibility to raise our rates for these services. We have the option to apply for further increases in 2010. In early 2009, we petitioned for a similar regulatory treatment in New Jersey. There can be no assurances that we will be able to obtain such price increases in 2010.

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

Federal Universal Service Fund

Federal universal service programs provide funding for services provided in high-cost areas, for reduced-rate services to low-income consumers, and for discounted communications and Internet access services for schools, libraries and rural health care facilities. These programs are funded by contributions from telecommunications carriers and VoIP providers who are interconnected to the network. These contributions are based on an FCC-prescribed percentage and are recovered from customers through surcharges. In September 2005, the FCC deregulated ILECs’ high-speed Internet access service and in the process eliminated the universal service assessments on such services. In June 2006, the FCC required certain VoIP providers to contribute to the USF. The FCC is considering whether to replace the current revenue-based assessment for funding universal service in whole or in part with an assessment based on telephone numbers or connections to the public network.

The size of the federal USF has grown significantly in recent years. Increased support has been distributed to competitive carriers including wireless service providers. In response to this growth, the FCC has initiated several proceedings to investigate reforming the federal USF. One option under consideration would distribute support through the use of “reverse auctions” in which carriers would “bid” for the right to serve a high-cost area in exchange for a specified amount of USF support. Other reform proposals have been suggested, including one that would alter the distribution of universal service support by targeting it to much smaller geographic areas, therefore tying support more directly to the high cost areas that need support. Other proposals include capping the fund at current levels and replacing the existing USF program with three separate funds supporting wire line, wireless and broadband deployment in rural areas. In 2008, the FCC issued an order to cap on an interim basis the USF distributions to wireless service providers and CLECs at current levels. The impact of this order will be to curtail the growth of the USF. In the fourth quarter of 2008, the FCC considered substantial changes to the high cost programs in the USF. As part of its national broadband plan expected in March 2010, the FCC is considering a mix of proposals and options regarding USF reform. We cannot predict what, if any, changes will be made to the USF and how these changes may affect us.

Pursuant to FCC requirements mentioned above, we contribute to the USF. Our obligation to this fund was $501, $347 and $239 in 2009, 2008 and 2007, respectively. Periodic cost studies conducted and filed with Universal Service Administration Company (“USAC”) determine the amount of annual contributions to be made by us to the USF. Based upon recent cost studies, we do not currently expect that the amount contributed by us to the USF will change significantly in upcoming periods.

We have been designated as an Eligible Telecommunications Carrier (“ETC”) in New York and New Jersey, which has enabled us, since January 1, 1998, to receive substantial USF monies from USAC. As a result of FCC orders, all local exchange carriers have been required to reduce interstate access charges billed to toll carriers. To offset this revenue reduction, monthly payments from the high cost portion of the USF are provided to carriers with ETC status and other requirements set forth in the orders. We meet the requirements and received USF revenue of $3,352, $2,744 and $2,401 in 2009, 2008 and 2007, respectively, which is included in operating revenue in the consolidated statements of income. We elected to participate in the

Tariff/Pool administrated by National Exchange Carrier Association, Inc. effective July 1, 2006, which provides a level of stability of cost recovery.

Potential changes in the funding and/or payout rules for the USF might reduce our revenues obtained from the USF. We cannot predict the level of USF funding, if any, we will receive in the future as a result of USF reforms.

Intercarrier Compensation

Intercarrier compensation includes regulated interstate and intrastate switched access charges that we, other ILECs, CLECs and wireless service providers receive from long distance carriers for the origination and termination of long distance calls and reciprocal compensation that interconnected local carriers pay to each other for terminating interconnected local and wireless calls. On average, intrastate switched access charges, which are currently regulated by state Public Utility Commissions, are generally higher than interstate switched access charges, which are regulated by the FCC, and in turn interstate switched access charges are generally higher on a per-minute basis than are reciprocal compensation rates. In February 2010, the NJBPU ordered the intrastate switched access rates for New Jersey to be transitioned to the lower interstate rates over a 2 year period of time.

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

ISP Bound Traffic

In November 2008, the FCC issued an order resolving an order from the U.S. Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) that had remanded, for the second time, long-standing FCC rules governing compensation paid by carriers for traffic routed to ISPs. The FCC order reimposed its long-standing rules. The order, however, was appealed to the D.C. Circuit. It is unknown at this time whether the court will uphold the FCC order, remand the proceeding again, or vacate the rules altogether. Depending upon the outcome, we and other ILECs could see significantly higher costs for handling this traffic and potential claims alleging underpayment for past traffic. The FCC has been reviewing this issue in conjunction with broader, intercarrier compensation reform, and if the FCC takes action to change its intercarrier compensation rules, such action may reduce the risk or impact of the legal challenge to the FCC’s November 2008 order.

IMPACT OF INFLATION

Inflation is still a factor in our economy and we continue to seek ways to mitigate its impact. To the extent permitted by competition or regulation, we attempt to pass increased costs on to our customers by increasing sales prices over time.

EMPLOYEES

As of March 10, 2010, we had 91 full-time and 22 part-time employees, including 61 non-management employees, 46 of which are represented by Local 503 of the International Brotherhood of Electrical Workers. We negotiated a new three-year agreement with our union members on May 1, 2008.

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; demographic changes; technological changes and changes in consumer demand; existing governmental regulations and changes in or the failure to comply with, governmental regulations; legislative proposals relating to the businesses in which we operate; competition; or the loss of any significant ability to attract and retain qualified personnel and any other factors that are described in “Risk Factors.” Given these uncertainties, current and prospective investors should be cautioned in their reliance on such forward-looking statements. Except as required by law we disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

Item 1A. RISK FACTORS.

RISK FACTORS

We have a history of operating losses and there is no assurance that we will maintain profitability in the future.

We have a history of operating losses. We have sustained operating losses of $4,329, $1,236 and $1,098 for the years ended December 31, 2009, 2008 and 2007, respectively. We cannot predict if we will generate profitable operations in the future. If we cannot generate profits in the future, our failure to do so could adversely affect the market price of our common stock, which in turn could adversely affect our ability to raise additional equity capital or to incur additional debt.

We provide services to customers over access lines. If access lines decline, operating results may be adversely affected.

Our business generates revenues by delivering voice, video and data services over access lines. We continue to experience access line losses due to competition from wireless and broadband service providers. We may continue to experience access line losses in our primary markets. Our inability to retain access lines could adversely affect our business and results of operations.

We are subject to competition that may adversely impact us.

As an ILEC, we historically faced little competition in our markets. As a direct result of deregulation, we now face direct competition in our traditional ILEC territories by CLEC operations and other providers of telecommunications services that offer comparable voice, video and data products. The primary competitor in our market has brand recognition and financial, personnel, marketing and other resources that are significantly greater than ours. In addition, consolidations and strategic alliances within the telecommunications industry, as well as ongoing technological innovation, are likely to affect our competitive position. We cannot predict the number of competitors that will ultimately emerge, but increased competition from existing and new entities could have an adverse effect on our business. With increased substitution of wireless for landline services, wireless carriers are now competing aggressively for our voice customers.

We may not be able to successfully integrate new technologies, respond effectively to customer requirements or provide new services.

The communications industry is subject to rapid and significant changes in technology, the development of new types of content, frequent new service offerings and a changing regulatory and economic environment. We cannot predict the changes in our competitive position or profitability. Technological developments may reduce the competitiveness of our networks and require significant expenditures of capital to upgrade and/or replace outdated technologies. In addition, new products and services arising out of technological developments in the industry may reduce the attractiveness of our products and services. If we fail to adapt successfully to technological changes or obsolescence, or fail to obtain access to important new technologies or content, we could lose existing customers and fail to attract new customers. For this reason, we have developed video offerings and a VoIP product. A key element of our long-term growth strategy is our ability to deliver new and enhanced products and services to our customers. The successful delivery of new products and services is uncertain and dependent on many factors. There is no guarantee that delivery of these services will generate the anticipated increase in customers and revenues.

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

The need for increased capital improvements to upgrade or expand the O-P facilities or a decrease in demand for services or continued competitive pressure on rates could cause the O-P’s profitability to decline and could thereby reduce the income that we derive from those profits. We receive quarterly cash distributions from O-P, which comprises a substantial percentage of our cash flow. O-P distributions are made at the discretion of the O-P general partner. The failure of the general partner to make a cash distribution to the limited partners or decreases in distributions in any quarter would have a significant negative impact on our business.

We are subject to significant regulations that could change in a manner that is adverse to our interests, or could remain in effect in such a way that impedes our ability to compete.

We operate in a heavily-regulated industry. A significant portion of our revenues generally have been supported by regulations that provide for local and network access revenues and USF funds. Potential changes in the funding and/or payout rules for the USF might further reduce our revenues obtained from the USF. Reforms of the USF are the subject of pending legislation in Congress. We cannot predict the level of USF funding we will receive in the future as a result of USF reforms. Proposed USF reforms may have a significant negative impact on our business.

Laws and regulations applicable to us and our competitors have, from time to time, been challenged in the courts, and could be changed by the FCC or state regulators. On February 10, 2005, the FCC adopted a Further Notice of Proposed Rulemaking addressing inter-carrier compensation. Proposed inter-carrier compensation changes, such as “bill and keep” (under which switched access charges and reciprocal compensation would be reduced or eliminated), could reduce our access revenues. No decision or resolution of inter-carrier compensation has yet been forthcoming, and we cannot predict the impact of such decision or resolution. Regulatory changes could adversely impact the rates we are permitted to charge our customers, reduce payments to us from the USF or restrict our ability to effectively compete in the market place. Regulatory changes could also restrict our ability to secure new sources of capital and/or grow through strategic acquisitions or alliances. In addition, the failure of regulations to change in a manner that would establish an environment in which we may compete on more even terms with our actual economic competitors could also adversely affect our profitability.

Weak economic conditions may impact demand for our services.

We could realize a change in demand for services due to the ongoing recession. Downturns in the economy and continued competition in our markets may cause some of our existing customers to disconnect or scale back basic and enhanced services, broadband Internet or video service, and it may become more difficult for us to acquire new customers. Furthermore, the current economic condition may prolong our payment collections interval and in some cases increase our need to discontinue service for nonpayment.

The decline in pension plan assets during 2008 significantly increased pension plan expense and required contributions during 2009. With the subsequent increase in pension plan assets during 2009, our anticipated contribution to the pension plan is expected to decline during 2010. If market conditions result in a decrease in pension plan assets during 2010, required pension plan contributions may increase in 2011.

Item 1B. UNRESOLVED STAFF COMMENTS.

This item is not applicable.

Item 2. PROPERTIES.

We own an approximately 22,000 square-foot building in Warwick, New York, which houses our general offices, data processing equipment and the central office switch for the Warwick exchange. In addition, we own several smaller buildings which serve as office space, workshops, storage space or garages, or which house switching equipment at our other exchanges. We also own a building in Middletown, New York in order to support our CLEC operations in our Middletown exchange. We lease space located in Warwick and Syracuse, New York and Vernon, New Jersey. The operating business segments share space in our various properties.

Item 3. LEGAL PROCEEDINGS.

This item is not applicable.

Item 4. RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding our executive officers is presented below.

Duane W. Albro, 63, is our President and Chief Executive Officer. Mr. Albro joined us on May 1, 2007. On February 12, 2010, we entered into a new two-year contract, effective April 11, 2010, with Mr. Albro which will supercede Mr. Albro’s contract dated May 2, 2008. Mr. Albro has more than 35 years of telecommunications experience. He began his career as a service technician in 1966 for New York Telephone, and then progressed to the level of Group Vice President for NYNEX and Bell Atlantic. From 1997 to 2000, he was responsible for all New York operations as the designated Operations Vice President. He next worked as an industry and investment consultant. From 2001 to 2002, he was President and Chief Operating Officer of Net2000 Communications, a competitive local exchange carrier (CLEC) providing services to business customers, Operations Vice President for Cablevision Systems Corporation in 2002 and 2003, and President and Chief Executive Officer of Refinish LP, a Fort Worth, Texas, cell phone refurbishing company from 2005 to 2007. Mr. Albro holds a B.S. in Business Administration from the State University of New York at Buffalo and an MBA from the New York Institute of Technology.

Kenneth H. Volz, 60, is our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Volz joined us in January 2007. On February 12, 2010, we entered into a new two-year contract, effective April 11, 2010, with Mr. Volz which will supercede Mr. Volz’s contract dated June 4, 2008. In 2005 and 2006, Mr. Volz was Interim Vice President and Chief Financial Officer of MOBTEL, currently Telenor d.o.o, a Serbian mobile network operator. From 2000 to 2005, Mr. Volz served as an investment advisor and telecommunications industry consultant to several companies. Prior to 2000, Mr. Volz was employed at Ameritech in a number of positions, most notably as Vice President of Marketing and Business Development at Ameritech Information Industry Services, Vice President of Business Development at Ameritech Development, and Vice President of Strategic Investments at Ameritech International. Mr. Volz has more than 30 years experience in finance, business development, planning and marketing in U.S. and international communications markets. He has served as Treasurer and a board member of MagyarCom, the Ameritech and Deutsche Telecom holding company formed as a result of the acquisition of Matav (now Magyar Telekom). In addition to being a CPA, Mr. Volz holds an MBA from the Kellogg School of Management and a B.S. in Industrial Engineering from the University of Illinois.

Part II.

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market under the symbol WWVY. As of March 12, 2010, there were 613 common shareholders of record. We do not know the number of beneficial owners.

We have paid quarterly cash dividends on our common stock since April 1931 and paid cash dividends semi-annually from July 1907 until December 1930. Quarterly cash dividends are usually declared in February, May, August and November and are paid on March 31, June 30, September 30 and December 20. The declaration and payment of dividends on our common stock are subject to the discretion of our board of directors and compliance with applicable law. Our decision to pay dividends in the future will depend on general business conditions, the effect of such payment on our financial condition and other factors our board of directors may consider to be relevant. Dividend payments are discussed further in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

No equity securities of the Company were sold during 2009 that were not registered under the Securities Act of 1933.

Cash dividends paid per common share December 31 (in cents):

Quarter	2009	2008
First (March 31)	$0.22	$0.20
Second (June 30)	0.22	0.20
Third (September 30)	0.22	0.20
Fourth (December 20)	0.22	0.20
Total	$0.88	$0.80

The high and low bid prices for our common stock as reported by NASDAQ for the first, second, third and fourth quarters of 2009 and 2008 were as follows:

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
High	$11.00	$13.44	$12.37	$13.40
Low	$7.99	$10.33	$10.86	$11.89

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
High	$13.26	$12.98	$11.95	$11.70
Low	$10.01	$10.06	$9.82	$7.95

Item 6. SELECTED FINANCIAL DATA

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	($ in thousands except per share amounts)
Selected financial data:
Total operating revenues	$23,922	$22,990	$24,042	$25,236	$27,342
Total operating expenses	$28,251	$24,226	$25,140	$29,030	$30,289
Income from continuing operations	$6,815	$6,068	$5,493	$3,997	$5,170
Extraordinary item	$—	$(73)	$—	$—	$—
Net Income attributable to common shareholders	$6,790	$5,970	$5,468	$3,972	$5,145
Total assets	$56,566	$55,267	$56,651	$60,449	$68,229
Long-term debt, net of current maturities	$2,658	$4,176	$5,695	$7,214	$8,732
Common stock data:
Basic earnings per common share from continuing operations
Income before extraordinary item	$1.27	$1.13	$1.02	$0.74	$0.96
Extraordinary item	—	(0.01)	—	—	—
Basic earnings per share	$1.27	$1.12	$1.02	$0.74	$0.96
Diluted earnings per share from net income attributable to common shareholders
Income before extraordinary item	$1.26	$1.13	$1.02	$0.74	$0.96
Extraordinary item	—	(0.01)	—	—	—
Basic earnings per share	$1.26	$1.12	$1.02	$0.74	$0.96
Cash dividends per common share*	$0.88	$0.80	$0.80	$1.80	$0.80

*	Dividends paid in the fourth quarter of 2006 reflect a special dividend of $1.00.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Our strategy is to stabilize our ILEC telephone business while growing our ILEC broadband Internet access service, VoIP and CLEC businesses. The acquisition of certain assets of US Datanet, while consistent with our strategy, was also acquired at a bargain purchase price resulting in a bargain purchase gain of $1,749. This gain, combined with the continued growth in O-P income, more than offset the increase in operating loss and resulted in an increase in net income of 14% to $6,815 for the year ended December 31, 2009, in comparison to $5,995 for the year ended December 31, 2008. Revenues grew 4% to $23,922 for the year ended December 31, 2009, in comparison to $22,990 for the year ended December 31, 2008. This revenue growth, reversing a several-year trend of decreasing revenue, was attributable to the acquisition of certain assets of US Datanet acquisition. While operating expenses grew faster than revenue, business segment operations were self-funded in 2009, which enabled our cash position and short-term investments to increase 24% to $9,540 at December 31, 2009 from $7,677 as of December 31, 2008. Our cash position improved despite the fact we increased our common stock dividend by 10%, continued to pay down our debt and acquired certain assets of US Datanet.

Transform the ILEC — We will continue to focus our efforts on identifying and pursuing growth opportunities to increase our ILEC broadband Internet business. Our ILEC continues to experience a loss of revenue due to sustained competition and wireless substitution for landline telephone services. To mitigate residential and business access line losses we intensified customer retention and recovery efforts. We also focused on introducing new bundled offerings to our ILEC customers and reorganized our marketing segmentation from residence and business markets to mass market and small/business markets. We are also renewing our efforts to level the competitive playing field as we are subjected to regulations that our competitors are not.

Grow outside the ILEC — Due to the unlevel competitive playing field in our ILEC, our commitment is to seek growth outside our ILEC business through a combination of organic growth and acquisitions. The acquisition of certain assets of US Datanet was a major step in that direction and enabled us to accelerate our hosted VoIP business within our Online segment and add new wholesale and conference services to our Telephone segment.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

Our interest in O-P is accounted for under the equity method of accounting.

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

We record deferred taxes that arise from temporary differences between the financial statements and the tax basis of assets and liabilities. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws on the date of enactment. Our deferred taxes result principally from differences in the timing of depreciation, and in the accounting for pensions and other postretirement benefits.

The Company reviews business conditions to determine the recoverability of the carrying value of its long-lived assets and goodwill related to equity investments on a periodic basis in order to identify business conditions which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If total expected future undiscounted cash flows are less than the carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected market value or future discounted cash flows) and the carrying value of the assets. The Company periodically performs evaluations of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. The cash flow projections include long-term forecasts of revenue growth, gross margins and capital expenditures. All of these items require significant judgment and assumptions. The Company believes its estimates are reasonable, based on information available at the time they were made. However, if the estimates of future cash flows had been different, the Company may have concluded that some of its long-lived assets were not recoverable, which would likely have caused the Company to record a material impairment charge. Also, if future cash flows are significantly lower than projections, the Company may determine at some future date that some of its long-lived assets are not recoverable.

We record property, plant and equipment at cost. Construction costs, labor and applicable overhead related to installations and interest during construction are capitalized. Costs of maintenance and repairs of property, plant and equipment are charged to operating expense. The estimated useful life of support equipment (vehicles, computers, etc.) ranges from 3 to 19 years. The estimated useful life of Internet and Video equipment ranges from 3 to 15 years. The estimated useful life of communication and network equipment ranges from 10 to 15 years. The estimated useful life of buildings and other equipment ranges from 14 to 50 years. Depreciation expense is computed using the straight line method. Prior to the adoption of Accounting for the Effects of Certain Types of Regulation in 2008, and in accordance with regulatory accounting guidelines when units of property are retired, sold or otherwise disposed of in the ordinary course of business, the gross book value is charged to accumulated depreciation with no gain or loss recognized.

New accounting pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) Number 2009-13, “Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.” This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules. The Company is required to adopt this ASU prospectively for new or materially modified agreements entered into on or after January 1, 2011. The Company is evaluating the impact of this ASU, but does not expect its adoption to have a material effect on our financial position or results of operations.

In June 2009, the FASB issued the Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles (ASC Topic 105). The FASB Accounting Standards Codification (“Codification”) is intended to be the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. The Codification was effective for reporting periods ending after September 15, 2009, superseded all U.S. GAAP accounting standards, aside from rules and interpretive releases issued by the Securities and Exchange Commission. The Codification is not intended to change GAAP; rather, it will change the referencing of U.S. GAAP. Therefore, adoption did not have an impact on the Company’s results of operations, statement of position or cash flows. The Company adopted this new standard during the quarter ended September 30, 2009.

In December 2008, the accounting standard (ASC Topic 715) regarding employer’s disclosure about postretirement benefit plan assets was updated to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. It requires additional disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. The disclosures about plan assets required were effective for fiscal years ended after December 31, 2009. The Company adopted these new disclosure requirements for the year ended December 31, 2009.

In April 2009, the Company adopted the accounting standard relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. This standard requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and applies to all transactions and other events in which one entity obtains control over one or more other businesses. Upon the adoption of this standard, the Company was required to expense certain transaction costs and related fees associated with business combinations that were previously capitalized. In addition, with the adoption of this standard, changes to valuation allowances for acquired deferred income tax assets and adjustments to unrecognized tax benefits acquired generally are to be recognized as adjustments to income tax expense rather than goodwill.

CONSOLIDATED RESULTS OF OPERATIONS — 2009 compared to 2008 and 2008 compared to 2007
($ in thousands)

A discussion of the factors that affected our overall results for the past two years is presented below. We also discuss our expected revenue and expense trends for the year ending December 31, 2009 in “Operating Environment and Business Trends.”

OPERATING REVENUES

Operating revenues increased $932 (or 4%) to $23,922 in 2009 from $22,990 in 2008. This increase was due primarily to:

•	An increase in data services revenue of $2,056 (or 38%) due mainly to the acquisition of certain assets of US Datanet, which includes product offerings for telecommunications, conferencing and wholesale, and the introduction of our VoiceNet and DIRECTV products.

Partially offset by:

•	A decrease in other services and sales revenue of $311 (or 17%) due primarily to lower revenue associated with PBX sales, circuit revenue, leased equipment, inside wire and other ancillary services.
•	A decrease in long distance revenue of $461 (or 15%) due mainly to the effect of customers switching to our promotional prices and declining minutes of use as well as a result of access line loss attributable to competitive land line telephone service as well as wireless and VoIP substitutions.
•	A decrease in local network service revenues of $120 (or 4%) mainly as a result of access lines loss attributable to competitive land line telephone service as well as wireless and VoIP substitution.
•	A decrease in directory service revenue of $94 (or 7%) due primarily to reduced sales associated with yellow page advertising.
•	A decrease in network access revenue of $138 (or 2%) due mainly to a decrease in minutes of use.

Our operating revenues decreased by $1,052 (or 4%) to $22,990 in 2008 from $24,042 in 2007. The decrease was due primarily to: (1) lower long distance revenue due mainly to losses in our customer base as our access lines continued to decrease, a direct effect of customers switching to our promotional prices, and declining minutes of use, (2) lower local network services revenue mainly as a result of access lines loss attributable to competitive land line telephone service and wireless and VoIP substitution, (3) lower Online services revenues mainly due to a decrease in dial-up and broadband Internet revenues from the continued migration of customers to broadband providers other than us, partially offset by increases for new product lines, which includes a VoIP-based product mainly for business customers and DIRECTV that we began offering in 2008. These decreases were partially offset by an increase in other services and sales mainly due to circuit revenue.

OPERATING EXPENSES

Operating expenses increased $4,025 (or 17%) to $28,251 in 2009 from $24,226 in 2008. This increase was due primarily to:

•	An increase in costs of services and products of $1,806 (or 20%) primarily due to access and trunk line costs and wages of $1,636 associated with the integration of costs with respect to the purchase of certain assets of US Datanet, an increase of $155 associated with higher benefit costs for pension and postretirement plans and higher content costs for video services, offset by lower regulatory fees.
•	An increase in selling, general and administrative expenses of $1,450 (or 14%) due mainly to postretirement liability curtailment gain in 2008 of $235 resulting from the elimination of benefits of certain union employees as a result of the new union agreement, higher legal expenses of $387, regulatory expense of $97, consulting expenses of $210 incurred primarily due to the acquisition of certain assets of US Datanet. Higher bad debt expense, higher wages and compensation and higher benefits associated with pension and postretirement plans of $550 contributed to increased expenses.
•	An increase in depreciation and amortization expense of $769 (or 16%) primarily due to equipment associated with our new VoIP product and depreciation and amortization associated with the acquisition of certain assets of US Datanet.

Operating expenses decreased $914 (or 4%) to $24,226 in 2008 from $25,140 in 2007. This decrease was due primarily to: (1) lower selling, general and administrative expenses mainly due mainly to a postretirement liability curtailment gain resulting from the elimination of benefits of certain union employees as a result of the new union agreement as well as lower wages and benefits, professional fees, insurance and hiring costs, (2) lower depreciation expense primarily due to some types of broadband equipment being fully depreciated during 2007, partially offset by an increase associated with the creation of a business operating support system during 2007. These reductions were partially offset by an increase in costs of services and products mainly due to increased content costs for video services, access costs for long distance services, trunk line, plant maintenance and costs associated with our new product lines for VoIP-based services and DIRECTV.

OTHER INCOME (EXPENSE)

Other income (expense) increased $4,014 (or 39%) to $14,380 in 2009 from $10,366 in 2008. This increase was due primarily to:

•	An increase of $2,113 (or 20%) to $12,470 in 2009 from $10,357 in 2008 as a result of increased earnings from O-P in 2009.
•	An increase in other income of $166 (or 535%) due mainly to the receipt of an insurance refund with respect to damages incurred in a December 2008 ice storm.
•	$1,749 bargain purchase gain, resulting from the purchase of certain assets of US Datanet on April 24, 2009.

Other income (expense) increased $980 (or 10%) to $10,366 in 2008 from $9,386 in 2007. This increase was due primarily to (1) an increase in income from O-P and (2) a reduction of interest expense mainly as a result of the reversal of accrued interest for our uncertain tax position liability which was de-recognized due to the approval by the IRS to allow the reporting of its taxable income in future periods.

SEGMENT RESULTS OVERVIEW

Our Telephone segment, which operates as a retail and wholesale seller of communications services, accounted for approximately 71% and 76% of our consolidated segment operating revenues in 2009 and 2008, respectively. This segment provides telecommunications services, including local networks, network access, long distance voice, customer premise equipment, private branch exchange (“PBX”) equipment, wireless and directory advertising services (yellow and white pages advertising and electronic publishing).

Our Online segment accounted for approximately 29% and 24% of our consolidated segment operating revenues in 2009 and 2008, respectively. This segment provides high speed (broadband Internet) and dial-up Internet access services, video and VoIP.

In both 2008 and 2007, our Telephone segment accounted for approximately 76% and our Online segment accounted for 24% of consolidated operating revenues.

For further segment information see Note 8 to the Consolidated Financial Statements contained in Item 8.

Telephone

Local network service revenue decreased mainly as the result of a 10% decline in access lines in 2009. Access line losses were mainly the result of customers switching to a competing cable provider’s bundle package and the continued loss of second access lines used for dial-up Internet connections by customers switching to broadband Internet outside our service area.

Network access service revenue includes end user, local switching support, switched access and special access revenue categories. These revenues decreased due to declining billable switched access minutes.

Long distance services revenue includes network services resulting from the transport of intraLATA (outside the local calling area) and interLATA (traditional long distance) calls and subscribers to our long distance plan. These revenues declined as the volume of intraLATA call minutes continued to drop as customers continued to switch to wireless and IP-based services.

Directory advertising revenue decreased 7% over 2008 as the sale of local and regional ad pages declined, offset by a slight increase in national ad pages. We expect an industry trend of a slowdown in the growth in the demand for traditional directory ad pages to continue as more customers migrate to web-based advertising.

Other service and sales revenues includes services related to billing and collections provided to other carriers, inside wire revenue, circuit revenue and reciprocal compensation. These revenues decreased 17%, primarily due to decreases in private line, rent revenue, and other ancillary revenues such as billing and collection and inside wire due to lower customer demand for these products.

Telephone operations expenses increased in 2009 mainly due to a postretirement liability curtailment gain resulting from the elimination of benefits of certain union employees as a result of the new union agreement in 2008.

Other income (expenses) increased in 2009 mainly due to the increase in income from O-P.

Online

Online revenues increased in 2009 largely due to the acquisition of certain assets of US Datanet which included product offerings for telecommunications, conferencing and wholesale services. New product lines, which includes a VoIP-based product mainly for business customers and DIRECTV that we began offering in 2008, also contributed to this increase.

Online expenses increased in 2009 mainly due to integration of costs associated with certain assets purchased from US Datanet.

Orange County-Poughkeepsie Limited Partnership

We are a limited partner in O-P and had an 8.108% interest as of December 31, 2009, which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P. Our interest in O-P represented 14% and 14% of our total assets as of December 31, 2009 and 2008, respectively, and the income from the equity method represented 124%, 113% and 116% of income before income taxes and extraordinary items for the years ended December 31, 2009, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We had $9,540 of cash and cash equivalents and short term investments available at December 31, 2009.

O-P distributions have a significant impact on liquidity. For more information see Risk Factors on page 9.

Our 2010 capital plan includes expenditures relating to the expansion of our broadband, Internet and video. We expect that we will have sufficient cash to fund these activities.

We also have an unsecured $4,000 line of credit with Provident Bank, of which the entire amount remained unused as of December 31, 2009. Interest is at a variable rate and borrowings are on a demand basis without restrictions. At December 31, 2009 we are in compliance with all loan covenants under the line of credit.

We have an unsecured loan with CoBank ACB. The CoBank loan remains outstanding until all indebtedness and obligations of the Company under the facility have been paid or satisfied, but no later than July 2012 (the “Maturity Date”). The unpaid principal balance accrues interest at an interest rate determined or selected by us. We may select a variable rate option, a long-term fixed rate option or a LIBOR option. We selected the variable rate option, and the average interest rate on borrowings for the year ending December 31, 2009 was approximately 3.04%. Interest is paid quarterly each January, April, July and October. The outstanding principal is being repaid in 32 consecutive quarterly installments which started in October 2004, with the last such installment due on the Maturity Date. On the Maturity Date, the amount of the then unpaid principal plus accrued interest and fees is due in full. As of December 31, 2009, $4,177 of the principal amount was outstanding under the CoBank facility.

Under the terms of the CoBank facility, we are required to comply with certain loan covenants, which include but are not limited to the achievement of certain financial ratios, as set forth in the agreement, as well as certain financial reporting requirements. As of December 31, 2009, we are in compliance with these loan covenants.

CASH FROM OPERATING ACTIVITIES

Our source of funds continues to be primarily generated from cash distributions from O-P. Our cash distributions from O-P for our share of O-P earnings totaled $12,569 for the year ended December 31, 2009 compared to $10,865 for the year ended December 31, 2008. O-P’s cash distributions are made to us on a quarterly basis at the discretion of the general partner.

CASH FROM INVESTING ACTIVITIES

Capital expenditures totaled $1,693 during the year ended December 31, 2009 compared to $3,586 for the corresponding period in 2008. On April 24, 2009, the Company purchased certain assets of US Datanet for $1,487 in cash.

CASH FROM FINANCING ACTIVITIES

Dividends, declared by our board of directors, were $0.88 per share for the year ended December 31, 2009 compared to $0.80 in both 2008 and 2007. The total amount of dividends paid by us for the year ended December 31, 2009 on our common stock was $4,736 compared to $4,290 in 2008 and $4,282 in 2007.

Inflation is still a factor in our economy and we continue to seek ways to mitigate its impact. To the extent permitted by competition or regulation, we attempt to pass increased costs on to our customers by increasing sales prices over time.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2009, we did not have any material off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

A summary of our material contractual obligations and commitments as of December 31, 2009 is presented below.

	Payments Due by Period
	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
	($ in thousands)
Long-term debt, including current maturities(a)	$1,519	$2,658	$—	$—	$4,177
Interest expense(b)	122	111	—	—	233
Operating leases(c)	301	430	163	—	894
Trunk line agreements(d)	665	—	—	—	665
Other long-term obligations(e)	715	—	—	—	715
Total Contractual obligations and commitments	$3,322	$3,199	$163	$—	$6,684

(a)	Pursuant to the loan agreement, principal payments relating to long-term debt commenced on October 2004 and will continue for 32 consecutive quarters from that date until repaid in full.
(b)	Long-term debt is at a variable rate. Interest payments are calculated based upon a current interest rate of 2.92%. This rate is subject to fluctuation in the future.
(c)	We lease tower space for transmission of content for our Video product. In addition, we also lease office and parking space, and vehicles.
(d)	Represents contractual commitments, with a specified contract life, to purchase access to trunk lines from other carriers for the transmission of voice, data and video.
(e)	We are required to make minimum contributions to our pension and postretirement plans. These amounts are not estimable for years after 2010.

OPERATING ENVIRONMENT AND BUSINESS TRENDS

2010 Revenue Trends

It is anticipated that in 2010 we will continue to face the challenges endemic to the telecommunications industry, namely continued declines in the revenue associated with traditional service offerings. These declines are currently expected to be partially offset by new products and services, although the revenues from these products and services are likely to take time to develop.

2010 Expense Trends

Expense trends are substantially driven by personnel and network costs. In 2009, we capped our contribution to management, officer and certain retiree healthcare plans, mitigating the rise in 2010 of expected healthcare costs. Significant investments in our network infrastructure are expected to continue to increase operating efficiencies and provide the technology necessary to meet market demand and respond to competition. Competition is also expected to increase the cost of advertising and promotions. As we expand our CLEC operations, costs of goods sold and customer acquisition costs are expected to increase.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not subject to any material market risk. Our exposure to changes in interest rates results from borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million, assuming our average borrowing level remains constant, which would not materially affect our business and results of operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,
Warwick Valley Telephone Company:

We have audited the accompanying consolidated balance sheets of Warwick Valley Telephone Company (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2009. We have also audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal controls over financial reporting based on our audits. We did not audit the financial statements of the Orange County-Poughkeepsie Limited Partnership (the “O-P Partnership”), an investment that was reflected in the consolidated financial statements using the equity method of accounting. The investment in the O-P Partnership represented 14% of total assets as of December 31, 2009 and 2008, and 124%, 113% and 116% of income before income taxes and extraordinary item for the years ended December 31, 2009, 2008 and 2007, respectively. The financial statements of the O-P Partnership were audited by other auditors whose report thereon has been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for the O-P Partnership, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinions.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warwick Valley Telephone Company as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Warwick Valley Telephone Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in “Management’s Report on Internal Control Over Financial Reporting”, Management has excluded Warwick Valley Mobile Telephone Company from its assessment of internal control over financial reporting as of December 31, 2009 because substantially all of their assets were acquired in a business combination during 2009. We have also excluded Warwick Valley Mobile Telephone Company from our audit of internal controls over financial reporting. Warwick Valley Mobile Telephone Company is a wholly-owned subsidiary whose total assets and total revenues represent approximately $3,275,000 or 6% and $1,964,000 or 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

As discussed in Note 5 to the consolidated financial statements, the Company adopted the provisions of accounting standard for fair value measurements as of January 1, 2008.

As discussed in Note 14 to the consolidated financial statements, the Company adopted the provisions the accounting standard for uncertainty in income taxes, as of January 1, 2007.

/s/ WithumSmith+Brown, PC
Princeton, New Jersey
March 15, 2010

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2009	2008	2007
	($ in thousands except share and per share amounts)
Operating revenues	$23,922	$22,990	$24,042
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization expense)	10,744	8,938	8,080
Selling, general and administrative expenses	12,039	10,589	11,808
Depreciation and amortization	5,468	4,699	5,252
Total operating expenses	28,251	24,226	25,140
Operating loss	(4,329)	(1,236)	(1,098)
Other income (expense):
Interest income (expense), net of capitalized interest	(36)	(22)	(213)
Income from equity method investments	12,470	10,357	9,651
Bargain purchase gain on acquisition	1,749	—	—
Other income (expense), net	197	31	(52)
Total other income, net	14,380	10,366	9,386
Income before income taxes and extraordinary item	10,051	9,130	8,288
Income Taxes	3,236	3,062	2,795
Income before extraordinary item	6,815	6,068	5,493
Extraordinary item, net of tax	—	(73)	—
Net Income	6,815	5,995	5,493
Preferred Dividends	25	25	25
Net Income Applicable to Common Stock	$6,790	$5,970	$5,468
Basic Earnings per common share
Income before extraordinary item	$1.27	$1.13	$1.02
Extraordinary item	—	(0.01)	—
Basic earnings per share	$1.27	$1.12	$1.02
Diluted earnings per common share
Income before extraordinary item	$1.26	$1.13	$1.02
Extraordinary item	—	(0.01)	—
Diluted earnings per share	$1.26	$1.12	$1.02
Weighted average shares of common stock used to calculate earnings per share
Basic	5,353,763	5,351,780	5,351,780
Diluted	5,384,506	5,357,872	5,351,780
Dividends declared per common share	$0.88	$0.80	$0.80

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
	($ in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$9,286	$7,677
Short term investments	254	—
Accounts receivable – net of allowance for uncollectibles – $355 and $248 in 2009 and 2008, respectively	2,659	2,483
Other accounts receivable	160	228
Materials and supplies	988	1,158
Prepaid expenses	447	594
Prepaid income taxes	674	176
Deferred income taxes	57	209
Total current assets	14,525	12,525
Property, plant and equipment, net	33,871	34,580
Unamortized debt issuance costs	39	52
Intangibles, net	212	111
Investments	7,669	7,768
Other assets	250	231
Total assets	$56,566	$55,267
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,033	$775
Current maturities of long-term debt	1,519	1,519
Advance billing and payments	333	225
Customer deposits	102	100
Accrued taxes	249	118
Pension and post retirement benefit obligations	715	509
Other accrued expenses	1,366	1,537
Total current liabilities	5,317	4,783
Long-term debt, net of current maturities	2,658	4,176
Deferred income taxes	3,601	2,113
Pension and postretirement benefit obligations	7,085	9,477
Total liabilities	18,661	20,549
Shareholders’ equity
Preferred Shares – $100 par value; authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000	500	500
Common stock – $0.01 par value; authorized shares of 10,000,000 issued 6,013,421 and 6,004,463 shares at December 31, 2009 and 2008, respectively	60	60
Treasury stock – at cost, 633,683 Common Shares	(4,748)	(4,748)
Additional paid in capital	3,650	3,522
Accumulated other comprehensive loss	(3,286)	(4,291)
Retained earnings	41,729	39,675
Total shareholders’ equity	37,905	34,718
Total liabilities and shareholders’ equity	$56,566	$55,267

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	($ in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$6,815	$5,995	$5,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,468	4,699	5,252
Postretirement liability curtailment gain	—	(235)	—
Stock based compensation expense	128	35	—
Deferred income taxes	1,084	41	(2,067)
Interest charged to construction	—	—	(69)
Income from equity investments, net of distributions	99	508	(167)
Extraordinary item, net of tax	—	73	—
Bargain purchase gain	(1,749)	—	—
Changes in operating assets and liabilities, net of effects from business acquisition:
(Increase) Decrease in accounts receivable	(176)	584	1,054
(increase) Decrease in other accounts receivable	68	(76)	110
(Increase) Decrease in materials and supplies	268	433	(634)
(Increase) Decrease in prepaid income taxes	(498)	(176)	—
(Increase) Decrease in prepaid expenses	147	175	(74)
(Increase) Decrease in deferred charges	—	26	52
(Increase) Decrease in other assets	(19)	(21)	(31)
Increase (Decrease) in accounts payable	258	(165)	(74)
Increase (Decrease) in customers’ deposits	2	(16)	(12)
Increase (Decrease) in advance billing and payment	108	(9)	(17)
Increase (Decrease) in accrued taxes	131	38	(1,141)
Increase (Decrease) in pension and post retirement benefit obligations	(625)	(401)	357
Increase (Decrease) in other accrued expenses	(171)	(293)	(369)
Increase (Decrease) in other liabilities and deferred credits	—	33	(33)
Net cash provided by operating activities	11,338	11,248	7,630
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,693)	(3,586)	(3,944)
Purchase of intangible assets	(16)	—	—
Interest charged to construction	—	—	69
Purchase of short-term investment	(254)	—	—
Business acquisition	(1,487)	—	—
Purchase of investment	—	—	(4,376)
Net cash used in investing activities	(3,450)	(3,586)	(8,251)
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long term debt	(1,518)	(1,519)	(1,519)
Dividends (Common and Preferred)	(4,761)	(4,315)	(4,307)
Net cash used in financing activities	(6,279)	(5,834)	(5,826)
Net change in cash and cash equivalents	1,609	1,828	(6,447)
Cash and cash equivalents at beginning of year	7,677	5,849	12,296
Cash and cash equivalents at end of year	$9,286	$7,677	$5,849
Supplemental disclosure of cash flow information:
Interest paid	$184	$400	$628
Income taxes paid	$2,805	$2,886	$4,526

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Treasury Stock Shares	Treasury Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
($ in thousands except share amounts)
Balance, December 31, 2006	633,683	$(4,748)	5,000	$500	5,985,463	$60	$3,487	$37,027	$(3,554)	$32,772
Net income for the year								5,493		5,493
Change in Pension and Postretirement Benefit plans, net									2,679	2,679
Total Comprehensive Income										8,172
Adoption of accounting for uncertain tax positions								(218)		(218)
Dividends:
Common ($1.80 per share)								(4,282)		(4,282)
Preferred ($5.00 per share)								(25)		(25)
Balance, December 31, 2007	633,683	(4,748)	5,000	500	5,985,463	60	3,487	37,995	(875)	36,419
Net income for the year								5,995		5,995
Change in Pension and Postretirement Benefit plans, net									(3,416)	(3,416)
Total Comprehensive Income										2,579
Stock options and restricted stock issued to employees as compensation							35			35
Restricted stock issued to employees					19,000
Dividends:
Common ($.80 per share)								(4,290)		(4,290)
Preferred ($5.00 per share)								(25)		(25)
Balance, December 31, 2008	633,683	(4,748)	5,000	500	6,004,463	60	3,522	39,675	(4,291)	34,718
Net income for the year								6,815		6,815
Change in Pension and Postretirement Benefit plans, net									1,005	1,005
Total Comprehensive Income										7,820
Stock options and restricted stock issued to employees as compensation							128			128
Restricted stock issued to employees					8,958
Dividends:
Common ($.88 per share)								(4,736)		(4,736)
Preferred ($5.00 per share)								(25)		(25)
Balance, December 31, 2009	633,683	$(4,748)	5,000	$500	6,013,421	$60	$3,650	$41,729	$(3,286)	$37,905

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Warwick Valley Telephone Company (the “Company”) provides communications services to customers in the Towns of Warwick, Goshen, and Wallkill, New York and the Townships of Vernon and West Milford, New Jersey. As a result of the purchase of certain assets of US Datanet Corporation, a New York corporation (“US Datanet”) on April 24, 2009, the Company has extended its services to upstate New York and selected other states. Services include providing local and toll telephone to residential and business customers, access and billing and collection services to interexchange carriers, Internet access, video service, conferencing, and Voice over Internet Protocol (“VoIP”).

Basis of Presentation

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidated financial statements. The Company’s consolidated financial statements reflect the adoption of the new accounting standard Accounting Standards Codification (“ASC”). Additional information regarding new accounting standards is contained in Note 4.

The Company’s interest in the Orange County-Poughkeepsie Limited Partnership (“O-P”) is accounted for under the equity method of accounting (Note 12).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Significant estimates include, but are not limited to, depreciation expense, allowance for doubtful accounts, long-lived assets, pension and postretirement expenses and income taxes. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) the delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and, (iv) collectability of the sales or service price is assured. Telephone and network access revenues are primarily derived from usage of the Company’s network and facilities. Telephone and network access revenues are recognized as the corresponding services are rendered to customers. Long distance revenue is recognized monthly as services are provided. Directory advertising revenue is recorded ratably over the life of the directory. Revenues from online services, which include broadband Internet and video, are recorded when the services are rendered. Other service and sales revenue is recognized when services are provided or the sales transactions are completed. It is the Company’s policy to classify sales taxes collected from its customers as a reduction of revenue.

Accounting for Asset Retirement and Environmental Obligations

Accounting for Asset Retirement and Environmental Obligations (ASC Topic 410) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard applies to legal obligations associated with the retirement of long-lived assets that results from the acquisition, construction, development, or normal use for the assets.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Accounting for Asset Retirement Obligations requires that a liability for an asset retirement obligation be recognized when incurred and reasonably estimable, recorded at fair value, and classified as a liability in the balance sheet. When the liability is initially recorded, the entity capitalizes the cost and increases the carrying value of the related long-lived asset. The liability is then accreted to its present value each period and the capitalized cost is depreciated over the estimated useful life of the related asset. At the settlement date, the entity will settle the obligation for its recorded amount and recognize a gain or loss upon settlement.

The Company has historically recorded cost of removals through depreciation rates and accumulated depreciation. The Company’s telephone operations followed the accounting for Regulated Operations (ASC Topic 980). Effective July 1, 2008, the Company discontinued reporting under this standard (see Note 3 for additional information). However, the Company has concluded that it does not have an asset retirement and environmental obligation as defined by ASC Topic 410. As a result, the Company did not record any additional costs of removal for the period of July 1, 2008 to December 31, 2008.

Allowance for Uncollectibles

The Company maintains an allowance for uncollectibles for estimated losses resulting from the inability of customers to make payments. Such an allowance is based upon historical trends of accounts receivable write offs, net of subsequent cash recoveries of previously written-off balances. Uncollectible accounts are charged against the allowance for doubtful accounts and subsequent cash recoveries of previously written-off bad debts are credited to the account.

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $235, $245 and $381 for 2009, 2008 and 2007, respectively.

Income Taxes

The Company records deferred taxes that arise from temporary differences between the financial statement and the tax basis of assets and liabilities. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred tax assets and deferred tax liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. The Company’s deferred taxes result principally from differences in the timing of depreciation and in the accounting for pensions and other postretirement benefits.

Property, Plant and Equipment

The Company records property, plant and equipment at cost or fair market value for our acquired properties. Construction costs, labor and related costs related to installations, and interest during construction are capitalized. Costs of maintenance and repairs of property, plant and equipment are charged to operating expense. The estimated useful life of support equipment (vehicles, computers, etc.) ranges from 3 to 19 years. The estimated useful life of communication and network equipment ranges from 10 to 15 years. The estimated useful life of Internet and video equipment ranges from 3 to 15 years. The estimated useful life of buildings and other support equipment ranges from 14 to 50 years. Depreciation expense is computed using the straight line method.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an initial maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents consist primarily of money market mutual funds. The Company places its cash in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250 through December 31, 2013. At times the deposits in banks may exceed the amount of insurance provided on such deposits. The Company monitors the financial health of those banking institutions. Historically, the Company has not experienced any losses on deposits.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Fair Value of Financial Instruments

As of December 31, 2009 and 2008, the Company’s financial instruments consisted of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The Company believes that the carrying values of cash, cash equivalents, short-term investments, accounts receivable and accounts payable at December 31, 2009 and 2008 approximated fair value due to their short term maturity. Based on the borrowing rates currently available to the Company for loans of similar terms, the Company has determined that the carrying value of the long-term debt (including current maturities) approximates fair value.

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

Impairment of Long-Lived Assets

The Company reviews business conditions to determine the recoverability of the carrying value of its long-lived assets and goodwill related to equity investments on a periodic basis in order to identify business conditions which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If total expected future undiscounted cash flows are less than the carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected market value or future discounted cash flows) and the carrying value of the assets. The Company periodically performs evaluations of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. The cash flow projections include long-term forecasts of revenue growth, gross margins and capital expenditures. All of these items require significant judgment and assumptions. The Company believes its estimates are reasonable, based on information available at the time they were made. However, if the estimates of future cash flows are different, the Company may conclude that some of its long-lived assets were not recoverable, which would likely cause the Company to record a material impairment charge. Also, if future cash flows are significantly lower than projections, the Company may determine at some future date that all or a portion of its long-lived assets are not recoverable.

Pension and Postretirement Obligations

The Company follows ASC Topic 715, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This guidance requires the recognition of the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in its balance sheet. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. The Company is also required to recognize as a component of other comprehensive income (loss) changes to the balances of the unrecognized prior service cost and the unrecognized new actuarial loss, net of income taxes that arise during the period. The Company is also required to measure defined benefit plan assets and obligations as of the date of the Company’s year-end, which the Company has done. ASC 715 requires additional disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. The disclosures about plan assets required under this

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Standard are effective for fiscal years ending after December 15, 2009. The adoption of the disclosure requirements ASC Topic 715 in 2009 did not have a material impact on our financial position, results of operations or cash flows.

Comprehensive Loss

The Company reports comprehensive loss on the Consolidated Statements of Shareholders’ Equity and accumulated other comprehensive loss on the Consolidated Balance Sheets. Additional information regarding comprehensive income is contained in Note 7.

Changes to the balances of the unrecognized prior service cost and the unrecognized net actuarial loss, net of income taxes, associated with the Company’s pension and postretirement benefit plans are recorded as a component of other comprehensive loss. Additional information regarding accounting policies associated with benefit plans is contained in Note 15.

Stock-Based Compensation

The Company has adopted the fair value recognition provisions of ASC Topic 718 share based payments, which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The Company provides compensation benefits by issuing Restricted Stock, Stock Options and Stock Appreciation Rights (“SARs”). The Company recorded $128 and $35 in 2009 and 2008, respectively, as stock based compensation. No stock based compensation was recorded in 2007.

Reclassifications

Certain items in the 2008 consolidated financial statements have been reclassified in order to conform to the 2009 presentation. None of the reclassifications affected the Company’s results of operations or earnings per share for 2008 and 2007.

NOTE 2: BUSINESS ACQUISITION

On April 24, 2009, Warwick Valley Mobile Telephone Company (“WVMT”), a wholly-owned subsidiary of the Company, purchased certain assets of US Datanet under the terms of an Asset Purchase Agreement entered into in April 2009. The assets acquired included its VoIP line of business, which provides communication services for commercial customers conferencing and wholesale lines of business. This asset purchase extends the Company’s VoIP services to upstate New York and various other states, and expands the scope of the Company’s product offerings to include, conferencing and wholesale. This transaction is a step in the execution of the Company’s corporate strategy to expand the Company’s business beyond our regulated franchise area.

Under the terms of the asset purchase agreement, the Company purchased certain assets from US Datanet for $1,487 in cash. The seller, US Datanet, was in bankruptcy under Chapter 11, and its assets were sold under a court approved sale. The acquisition has been accounted as a business combination. The values of the acquired assets have been calculated by independent appraisers as of the acquisition date which were completed in the fourth quarter of 2009.

The fair values of the tangible assets acquired were determined using the cost and market approaches. The fair value measurements of the tangible assets were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in the accounting standard regarding fair value measurements. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used for inventory and, property, plant and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 2: BUSINESS ACQUISITION  – (continued)

the property, less an allowance for loss in value due to depreciation. After values were determined using the cost approach, they were tested for reasonableness using the market approach.

The fair values of intangible assets were based on the cost approach and the income approach. Level 3 inputs were used for both approaches.

The following table summarizes the consideration and the fair values of the assets acquired on April 24, 2009.

Consideration
Cash	$1,487
Recognized fair value amounts of identifiable assets acquired
Inventory	$98
Internet communications equipment and furniture and fixtures	3,017
Intangible assets	121
$3,236
Bargain purchase gain	$1,749

As of the acquisition date, the Company recorded a deferred tax liability in the amount of $676, relating to the difference in basis between financial statements and income tax of the assets acquired. This resulted in a net bargain purchase gain of $1,073.

The revenue and earnings (loss) before bargain purchase gain from the acquired assets since April 24, 2009 are included in the Company’s consolidated income statement for the year ended December 31, 2009 are $1,964 and ($927), respectively.

The following unaudited pro forma consolidated results of operations for the Company for the year ended December 31, 2009, respectively, assume that the asset purchase occurred on January 1, 2009. Pro forma results for the comparable years prior to 2009 are not presented because it requires significant estimates of amounts relating to the product lines associated with the assets purchased, and it is impracticable to distinguish objectively information about those amounts from the historical records of US Datanet. The unaudited pro forma information presents the combined operating results of the purchased lines of business and the Company, with the results prior to the asset purchase date adjusted for amortization of intangibles and depreciation of fixed assets.

These unaudited pro forma results do not purport to be indicative of the results that would have been obtained if the asset purchase ocurred as of January 1, 2009, nor does the unaudited pro forma data intend to be a projection of results that may be obtained in the future.

Year Ended December 31, 2009
Revenue	$24,963
Net income	$5,401
Earnings per common share:
Basic	$1.01
Diluted	$1.00

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 3: DISCONTINUANCE OF ACCOUNTING FOR REGULATED ENTERPRISES

Historically, the Company’s telephone operations followed the accounting for Regulated Operations prescribed by ASC Topic 980. This accounting standard recognizes the economic effects of rate-making actions of regulatory bodies on the financial statements of the Company’s telephone operations.

The Company has continually monitored the appropriateness of the application of ASC Topic 980. A key aspect of the applicability of this Standard is the assurance that rates can be charged to customers that enable the recovery of costs. The Company concluded, in 2008, that it is no longer reasonable to assume rates can be charged to customers which will enable it to recover its costs because of marketplace competition.

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

As a result of these material factors impacting its operations, the Company determined, in the third quarter of 2008, that it was no longer appropriate to continue the application of ASC Topic 980 for reporting its financial results. Accordingly, the Company has recorded a non-cash extraordinary loss of $73, net of a tax effect of $39, upon discontinuance of the provisions of ASC Topic 980, as required by ASC Topic 980-20, Discontinuation of Rate-Regulated Accounting.

The components of the non-cash extraordinary loss are as follows:

	Before Tax Effects	After Tax Effects
Write-Off of Regulatory Asset	$(736)	$(479)
Write-Off of Regulatory Liability	624	406
Total	$(112)	$(73)

In conjunction with the discontinuance of ASC Topic 980, the Company has assessed the useful lives of its fixed assets and determined that the impacts of any changes were not material. Therefore, no adjustments have been made.

NOTE 4: NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update (“ASU”) Number 2009-13, “Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.” This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules. The Company is required to adopt this ASU prospectively for new or materially modified agreements entered into on or after January 1, 2011. The Company is evaluating the impact of this ASU, but does not expect its adoption to have a material effect on our financial position or results of operations.

In June 2009, the FASB issued the Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles (ASC Topic 105). The FASB Accounting Standards Codification (“Codification”) is intended to be the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. The Codification was effective for reporting periods ending after September 15, 2009, and superseded all U.S. GAAP accounting standards, aside from rules and interpretive releases issued by the Securities and Exchange Commission. The

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 4: NEW ACCOUNTING PRONOUNCEMENTS  – (continued)

Codification is not intended to change GAAP; rather, it will change the referencing of U.S. GAAP. Therefore, adoption did not have an impact on the Company’s results of operations, financial condition or cash flows. The Company has adopted this new standard during the quarter ended September 30, 2009.

In December 2008, the accounting standard (ASC Topic 715) regarding employer’s disclosure about postretirement benefit plan assets was updated to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. It requires additional disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. The disclosures about plan assets were effective for years ended after December 31, 2009. The Company adopted these new disclosure requirements for its the year ended December 31, 2009.

In April 2009, the Company adopted the accounting standard relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. This standard requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and applies to all transactions and other events in which one entity obtains control over one or more other businesses. Upon the adoption of this standard, the Company was required to expense certain transaction costs and related fees associated with business combinations that were previously capitalized. In addition, with the adoption of this standard, changes to valuation allowances for acquired deferred income tax assets and adjustments to unrecognized tax benefits acquired generally are to be recognized as adjustments to income tax expense rather than goodwill.

NOTE 5: FAIR VALUE

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of December 31, 2009:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Cash and cash equivalents	$9,286	$—	$—	$9,286
Short-term investments	254	—	—	254
Total	$9,540	$—	$—	$9,540

(1)	Quoted prices in active markets for identical assets or liabilities.
(2)	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
(3)	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

NOTE 6: EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and unvested restricted stock. Diluted earnings per share excludes all dilutive securities if their effect is anti-dilutive.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 6: EARNINGS PER SHARE  – (continued)

Weighted average number of shares of common shares and equivalents used in diluted earnings per share for the years ended December 31:

	2009	2008	2007
Weighted average shares of common stock used in basic earnings per share	5,353,763	5,351,780	5,351,780
Effects of stock options	8,284	157	—
Effects of restricted stock	22,459	5,935	—
	5,384,506	5,357,872	5,351,780

NOTE 7: COMPREHENSIVE INCOME (LOSS)

The Company’s only component of other comprehensive income (loss) consisted of changes in pension and postretirement benefit plans:

	2009	2008	2007
Pension and postretirement benefit plans	$1,561	$(5,369)	$4,122
Related deferred income taxes	(556)	1,953	(1,443)
Total comprehensive income (loss)	$1,005	$(3,416)	$2,679

NOTE 8: SEGMENT INFORMATION

Warwick Valley Telephone Company’s segments are strategic business units that offer different products and services and are managed as telephone and online services. The Company evaluates the performance of the segments based upon factors such as revenue growth, expense containment, market share and operating results.

The telephone segment provides telecommunications services including local, network access, wholesale, conferencing, long distance services, wireless and directory services.

The Online segment provides high speed and dial-up Internet access services, VoIP and video.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 8: SEGMENT INFORMATION  – (continued)

Segment income statement information for the years ended December 31:

	2009	2008	2007
Revenues
Telephone	$18,836	$19,191	$20,010
Online	6,896	5,475	5,733
Eliminations	(1,810)	(1,676)	(1,701)
Total Revenues	$23,922	$22,990	$24,042
Depreciation and amortization
Telephone	$4,119	$4,014	$3,811
Online	1,349	685	1,441
Total depreciation and amortization	$5,468	$4,699	$5,252
Operating income (loss)
Telephone	$(3,429)	$(1,552)	$(834)
Online	(900)	316	(264)
Total operating loss	(4,329)	(1,236)	(1,098)
Interest expense, net	(36)	(22)	(213)
Income from equity investments, net	12,470	10,357	9,651
Bargain purchase gain	1,749	—	—
Other (expenses) income, net	197	31	(52)
Income before income taxes and extraordinary item	$10,051	$9,130	$8,288

Segment balance sheet information as of December 31:

	2009	2008
Assets
Telephone	$83,618	$77,256
Online	24,545	16,022
Eliminations	(51,597)	(38,011)
Total assets	$56,566	$55,267
Capital expenditures
Telephone	$1,198	$1,607
Online	495	1,979
Total capital expenditures	$1,693	$3,586

The Universal Service Fund (“USF”) has accounted for 14%, 12%, and 10% of the Company’s revenue for the years ended December 31, 2009, 2008, and 2007, respectively. No single customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2009, 2008 and 2007.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 9: MATERIAL AND SUPPLIES

Material and supplies are carried at average cost. As of December 31, 2009 and 2008, material and supplies consisted of the following:

	2009	2008
Inventory for outside plant	$386	$414
Inventory for inside plant	321	570
Inventory for online equipment	175	67
Inventory for video equipment	79	76
Inventory of equipment held for sale or lease	27	31
	$988	$1,158

NOTE 10: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following as of December 31:

	2009	2008
Land, buildings and other support equipment	$9,687	$9,682
Network communications equipment	34,655	31,019
Telephone plant	28,986	28,313
Online plant	14,152	13,792
Plant in service	87,480	82,806
Plant under construction	307	317
	87,787	83,123
Less: Accumulated depreciation	53,916	48,543
Property, plant and equipment, net	$33,871	$34,580

Depreciation expense is principally based on the composite group method. Depreciation expense for the years ended December 31, 2009, 2008 and 2007, was $5,419, $4,686 and $5,240, respectively.

NOTE 11: INTANGIBLE ASSETS

Intangible assets include certain software licenses and customer contracts with estimated useful lives ranging from 3 to 10 years. As of December 31, 2009 and December 31, 2008, intangible assets consisted of the following:

	2009	2008
Other intangible assets	$254	$117
Less: Accumulated amortization	42	6
Intangible assets, net	$212	$111

Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $36, $6 and $0, respectively.

Future amortization expense is expected to be recorded per the following schedule:

Year	Amount
2010	$51
2011	50
2012	50
2013	45
2014	16

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 12: ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

The Company is a limited partner in O-P and had an 8.108% equity interest as of December 31, 2009 and 2008 which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P.

As of December 31, the value of the Company’s holding in O-P is as follows:

	2009	2008
Equity interest in O-P Partnership	$3,588	$3,687
Goodwill	4,081	4,081
	$7,669	$7,768

The following summarizes O-P’s audited income statement for the years ended December 31:

	2009	2008	2007
Net Revenue	$183,839	$158,720	$151,382
Cellular service cost	21,735	21,954	22,535
Operating expenses	9,830	9,975	9,248
Operating income, net	152,274	126,791	119,599
Other income	1,522	946	1,345
Net income	$153,796	$127,737	$120,944
Company share	$12,470	$10,357	$9,651

The following summarizes O-P’s audited balance sheet as of December 31:

	2009	2008
Current assets	$9,048	$9,587
Property, plant and equipment, net	35,789	36,354
Total assets	$44,837	$45,941
Total liabilities	$570	$470
Partners’ capital	44,267	45,471
Total liabilities and partners’ capital	$44,837	$45,941

NOTE 13: DEBT OBLIGATIONS

Debt obligations consisted of the following at December 31:

	2009	2008
Current maturing long-term debt – CoBank, ACB	$1,519	$1,519
CoBank, ACB unsecured credit facility	2,658	4,176
Total debt obligation	$4,177	$5,695

The CoBank loan remains outstanding until all indebtedness and obligations of the Company under the facility have been paid or satisfied, but no later than July 2012 (the “Maturity Date”). The unpaid principal balance accrues interest at an interest rate determined or selected by the Company. The Company may select a variable rate option, a long-term fixed rate option or a LIBOR option. The Company selected the variable rate option, and the average interest rate on borrowings for the years ended December 31, 2009 and 2008 was approximately 3.04% and 4.87%, respectively. Interest is paid quarterly each January, April, July and October.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 13: DEBT OBLIGATIONS  – (continued)

The outstanding principal is being repaid in 32 consecutive quarterly installments which started in October 2004, with the last such installment due on the Maturity Date. On the Maturity Date, the amount of the unpaid principal plus accrued interest and fees is due in full.

Future aggregate principal payments under this loan agreement are as follows:

2010	1,519
2011	1,519
2012	1,139
Total	$4,177

Under the terms of the CoBank facility, the Company is required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios, as set forth in the agreement, as well as certain financial reporting requirements. As of December 31, 2009, the Company was in compliance with all loan covenants.

The Company has an unsecured line of credit in the amount of $4,000 with Provident Bank. Any borrowings under this line of credit are on a demand basis without restrictions, and at a variable lending rate. The Company had no outstanding balance on this facility at December 31, 2009 and 2008.

NOTE 14: INCOME TAXES

The federal and state components of the provision for (benefit from) income taxes are presented in the following table:

	For the Years Ended December 31,
	2009	2008	2007
Provision (benefit) for income tax
Current:
Federal	$2,195	$2,736	$4,739
State and local	(43)	72	28
	2,152	2,808	4,767
Deferred:
Federal	936	328	(1,885)
State and local	148	(74)	(87)
	1,084	254	(1,972)
Provision for income taxes	$3,236	$3,062	$2,795

Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of differences in the book and tax basis of certain assets and liabilities.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 14: INCOME TAXES  – (continued)

Deferred income tax liabilities and assets consist of the following:

	At December 31,
	2009	2008
Deferred income tax assets:
Employee pensions and other benefits	$2,828	$3,654
Other	337	667
Total deferred income tax assets	3,165	4,321
Deferred income tax liabilities:
Property, plant and equipment	6,449	6,133
Intangible assets	42	—
Other	218	92
Total deferred income tax liabilities	6,709	6,225
Net deferred income tax liability	$3,544	$1,904

The difference between tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

	Years Ended December 31,
	2009	2008	2007
Statutory rate applied to pre-tax income	$3,417	$3,104	$2,817
Add (deduct):
State income taxes, net of federal benefit	69	5	(39)
Other	(250)	(47)	17
Income taxes	$3,236	$3,062	$2,795

Accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless expected to be paid within one year. The Company adopted the new accounting guidance for uncertain tax positions on January 1, 2007. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements as of December 31, 2009 and 2008, respectively.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. During the year ended December 31, 2007, the Company recognized $98 in interest.

The Company and its subsidiaries have state net operating loss carryforwards in the amount of $12,766 as of December 31, 2009. These losses expire through 2017.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2006 and thereafter. In 2010 the IRS completed its examination of the Company’s 2006 and 2007 federal income tax returns. As a result of such examination, the Company will receive a net refund of approximately $600 from the IRS.

State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The impact of any federal changes on state returns remains subject to examination by the relevant states for a period of up to one year after formal notification to the states.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 15: PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company has two defined benefit pension plans covering all management and non-management employees who are at least 21 years of age, have completed one year of service and have been hired before May 1, 2003 for the non-management plan and March 1, 2005 for the management plan. Benefits are based on years of service and the average of the employee’s three highest consecutive years’ base compensation. The Company’s policy is to fund the minimum required contribution disregarding any credit balance arising from excess amounts contributed in the past. Per regulatory requirements and prior to the discontinued use of regulatory accounting, the Company recognized additional expenses of $26 and $52 in 2008 and 2007, respectively. The amounts expensed were $204 and $218 for the years ended December 31, 2008, and 2007, respectively.

The Company sponsors a postretirement medical benefit plan that covers all employees that retire directly from active service on or after age 55 with at least 10 years of service. The projected unit credit actuarial method was used in determining the cost of future benefits. Assets of the plan are principally invested in fixed income securities and a money market fund. The Company uses an annual measurement date of December 31 for all of its benefit plans.

The components of the pension and postretirement expense (credit) for the years ended December 31 are as follows:

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Components of Net Periodic Costs
Service cost	$—	$—	$4	$37	$34	$205
Interest cost	875	885	846	236	241	389
Expected return on plan assets	(668)	(974)	(956)	(158)	(154)	(150)
Amortization of transition asset	—	—	—	28	28	51
Amortization of prior service cost	56	56	56	(330)	(330)	(86)
Recognized actuarial (gain) loss	713	210	217	101	100	156
Net curtailment loss (gain)	—	—	—	—	(235)	—
Net periodic loss (gain)	$976	$177	$167	$(86)	$(316)	$565

Amounts recognized in other comprehensive loss (income) and net periodic cost (income) before tax for pension and other postretirement plan consisted of the following:

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Actuarial net (gain) loss	$(1,621)	$5,606	$(1,006)	$(186)	$(344)	$(790)
Transition obligation / (asset)	—	—	—	(28)	(144)	(51)
Prior service (credit) cost	(56)	(56)	(56)	330	307	(2,219)
Total recognized in other comprehensive (income) loss	$(1,677)	$5,550	$(1,062)	$116	$(181)	$(3,060)
Total recognized in net periodic benefit cost (income) and other comprehensive (income) loss	$(701)	$5,727	$(895)	$30	$(497)	$(2,495)

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 15: PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS  – (continued)

The estimated amounts for the defined benefit pension plans and the postretirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost (income) over the next fiscal year are as follows:

	Pension Plans	Postretirement Benefits
Amortization of net actuarial loss (gain)	$884	$100
Amortization of prior service cost (credit)	$56	$(330)
Amortization of transition obligation / (asset)	$—	$28

The following table presents a summary of the projected benefit obligation and plan assets of the plans at December 31:

	Pension Benefits		Postretirement Benefits
Change in Benefit Obligation	2009	2008	2009	2008
Benefit obligation, beginning of year	$15,551	$14,307	$4,373	$4,976
Service cost	—	—	36	34
Interest cost	876	885	236	241
Plan amendments	—	—	—	(156)
Actuarial losses (income)	124	1,159	(206)	385
Benefit payments	(843)	(800)	(138)	(161)
Impact of curtailment	—	—	—	(946)
Benefit obligation, end of year	$15,708	$15,551	$4,301	$4,373
Changes in Fair Value of Plan Assets
Fair value of Plan Assets, beginning of year	$8,311	$12,468	$1,980	$1,925
Actual return (loss) on plan	1,701	(3,684)	38	55
Employer contributions	1,300	327	138	161
Benefit payments	(843)	(800)	(138)	(161)
Fair value of plan assets, end of year	$10,469	$8,311	$2,018	$1,980
Unfunded status at end of year	$(5,239)	$(7,240)	$(2,283)	$(2,393)

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Pension and postretirement benefit obligations-current	$(586)	$(413)	$(129)	$(96)
Pension and postretirement benefit obligations-long term	(4,653)	(6,827)	(2,154)	(2,297)
Total	$(5,239)	$(7,240)	$(2,283)	$(2,393)

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 15: PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS  – (continued)

Amounts recognized in the accumulated other comprehensive loss, net of tax, consisted of the following:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Actuarial net (loss) gain	$(2,955)	$(3,997)	$(1,189)	$(1,308)
Transition obligation / (asset)	—	—	(54)	(73)
Net prior service credit	(256)	(292)	1,168	1,379
Total	$(3,211)	$(4,289)	$(75)	$(2)

Actuarial assumptions used to calculate the projected benefit obligation were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected return on plans	8.00%	8.00%	8.00%	8.00%
Healthcare cost trend	—	—	7.50 – 9.50%	8.00 – 10.00%

Actuarial assumptions used to calculate net periodic benefit cost were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected return on assets	8.00%	8.00%	8.00%	8.00%

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

The Company’s pension plans had an unfunded projected benefit obligation of $5,239 as of December 31, 2009. The projected benefit obligation of $15,708 at December 31, 2009 was in excess of plan assets of $10,469. The Company’s postretirement plans had an unfunded projected benefit obligation of $2,283 as of December 31, 2009. The projected benefit obligation of $4,301 at December 31, 2009 was in excess of plan assets of $2,018.

The projected benefit obligation exceeded the fair value of plan assets and the Company was required to record a minimum pension liability in the Consolidated Balance Sheet as of December 31, 2009. The effect of this adjustment was a decrease in the pension liability of $1,561 and a decrease in accumulated other comprehensive loss of $1,005, net of tax. The decrease was due primarily to managers and officers medical plan design changes including the capping of the Company’s contribution as of August 1, 2007. These are non-cash items and consequently have been excluded from the consolidated statement of cash flows. The health care cost trend rates (representing the assumed annual percentage increase in claim costs by year) was 7.5% for the

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 15: PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS  – (continued)

pre-65 trend rate and 9.5% for the post-65 trend rate, with each of these grading down to 5%, by 0.5% per year. The Company’s most recent actuarial calculation anticipates that this trend will continue into 2010. An increase in the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 2009 by approximately $516 and the aggregate of the service and interest cost components of postretirement expense for the year then ended by approximately $35. A 1.0% decrease in the health care cost trend rate would decrease these components by approximately $436 and by approximately $29, respectively.

Plan Assets

We broadly diversify our pension and postretirement plan assets across domestic and international common stock and fixed income asset classes.

As of December 31, 2009, the current target allocations for pension and postretirement plan assets are 40 – 50% for equity securities, 50 – 60% for fixed income securities and 0 – 5% for cash and certain other investments.

The fair values of our pension plan assets at December 31, 2009 by asset category are as follows:

Asset Category	Market Value at 12/31/2009	Level 1	Level 2	Level 3	Total
Equity securities(a)	$4,917	$4,917	$—	$—	$4,917
Fixed income securities(b)	5,266	5,266	—	—	5,266
Cash and cash equivalents(c)	286	286	—	—	286
Total pension assets	$10,469	$10,469	$—	$—	$10,469

The fair values of our postretirement plan assets at December 31, 2009 by asset category are as follows:

Asset Category	Market Value at 12/31/2009	Level 1	Level 2	Level 3	Total
Fixed income securities(b)	$1,558	$1,558	$—	$—	$1,558
Cash and cash equivalents(c)	460	460	—	—	460
Total pension assets	$2,018	$2,018	$—	$—	$2,018

(a)	This category includes funds invested in equity securities of large, medium and small-sized companies and equity securities of international markets. The funds are valued using the market value for the underlying investments.
(b)	This category includes funds invested in fixed income instruments. The funds are valued using the market value for the underlying investments.
(c)	This category comprises cash held to pay beneficiaries. The fair value of cash equals its book value.

In accordance with its contribution policy, the Company expects to contribute $586 to its pension plan and $129 to its postretirement plan for the year 2010.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 15: PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS  – (continued)

Benefit payments, under the provisions of the plans, are expected to be paid as follows:

	Pension Benefits	Postretirement Benefits – Net after subsidy
2010	$918	$238
2011	927	240
2012	940	252
2013	936	263
2014	966	279
2015 – 2019	5,512	1,340

The Company also has a Defined Contribution 401(k) Plan covering substantially all employees. Under the plan, employees may contribute up to 100% of compensation not to exceed certain legal limitations. In September 2007, the Company modified the management 401(k) plan from 100% to 50% match of the employee contribution. This effectively changed the Company’s maximum contribution from 9% to 4.5%. The Company contributed and expensed $246, $289 and $414 for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company has deferred compensation agreements in place for certain former officers which became effective upon retirement. These non-qualified plans are not currently funded and a liability representing the present value of future payments has been established, with balances of $278 and $353 as of December 31, 2009 and 2008, respectively.

NOTE 16: STOCK BASED COMPENSATION

The Company has established a Stock Plan to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock. The Stock Plan authorized for future issuance a total of 500,000 shares of common stock which may be either authorized but unissued shares or shares that have been reacquired by the Company and designated as treasury shares. As of December 31, 2009 and 2008, 348,411 and 390,500 shares of common stock were available, respectively, for grant under the Stock Plan. The Stock Plan permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares. The exercise price per share of the Company’s common stock purchasable under any stock option and stock appreciation rights shall not be less than 100% of the fair market value of one share of common stock on the date of grant. The term of any stock option and stock appreciation rights shall not exceed ten years. Restricted stock and restricted stock units are subject to vesting restrictions.

Restricted Common Stock Awards

The following table summarizes the restricted common stock granted to certain eligible participants for the years ended December 31, 2009 and 2008:

	2009	2008
Restricted stock granted
Shares	16,550	19,000
Grant date weighted average fair value per share	$10.99	$10.78

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 16: STOCK BASED COMPENSATION  – (continued)

Stock-based compensation expense for restricted stock awards of $86 and $23 was recorded for the years ended December 31, 2009 and 2008, respectively. Restricted stock awards are amortized over their respective vesting periods ranging from two to three years. The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis and has not estimated expected forfeitures for these restricted common shares.

The following table summarizes the restricted common stock activity during the years ended December 31, 2009 and 2008:

	Shares	Grant Date Weighted Average per Share
Non-vested – January 1, 2008	—	$—
Granted	19,000	10.78
Vested	—	—
Forfeited	—	—
Balance – December 31, 2008	19,000	$10.78
Granted	16,550	$10.99
Vested	(6,332)	10.78
Forfeited	(7,592)	10.53
Balance – December 31, 2009	21,626	$11.03

Stock Options

The following tables summarize stock option activity for the year ended December 31, 2009 and 2008, along with options exercisable at the end of each period:

Options	Shares	Weighted Average Exercise Price
Outstanding – January 1, 2008	—	$—
Stock options granted	90,500	10.78
Exercised	—	—
Forfeited	—	—
Outstanding – December 31, 2008	90,500	$10.78
Stock options granted	64,499	10.64
Exercised	—	—
Forfeited	(31,368)	10.60
Outstanding – December 31, 2009	123,631	$10.76
Vested and expected to vest at December 31, 2008	90,500
Exercisable at December 31, 2008	—
Vested and expected to vest at December 31, 2009	123,631
Exercisable at December 31, 2009	30,166

The weighted average fair value of options granted was $1.04 and $1.17 in 2009 and 2008, respectively. The stock options vest over a three-year period.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 16: STOCK BASED COMPENSATION  – (continued)

The following table summarizes information about fixed price stock options outstanding at December 31, 2009 and 2008:

Exercise Price per Share	Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
December 31, 2008
$10.78	90,500	$10.78	9.60	$—
Exercisable at December 31, 2008	—	$—	—	$—
December 31, 2009
$10.02	30,948	$10.02	9.22
$10.78	77,166	$10.78	8.69
$11.20	7,517	$11.20	9.32
$12.76	1,000	$12.76	9.99
$12.97	7,000	$12.97	9.90
	123,631	$10.76	8.94	$289
Exercisable at December 31, 2009	30,166	$10.78	8.69	$70

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day, December 31, 2009 and 2008, respectively, and the exercise price times the number of shares) that would have been received by the option holders had all the option holders exercised in the money options on December 31, 2009 and 2008, respectively. This amount changes based on the grant date fair market value of the Company’s common stock.

The fair value of the above stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2009 and 2008:

Options	2009	2008
Expected life (in years)	10	10
Interest rate	2.75%	3.66%
Volatility	30.74%	27.94%
Dividend yield	8.34%	7.42%
Weighted-average fair value per share at grant date	$1.04	$1.17

The following table presents the total stock-based compensation expense resulting from stock options and restricted stock granted to employees that are included in the Company’s consolidated statements of income for the years ended December 31, 2009, 2008, and 2007. Compensation expense related to stock options granted was $42 and $12 in 2009 and 2008, respectively.

Stock-Based Compensation Expense	2009	2008	2007
Cost of services and products	$—	$—	$—
Selling, general and administrative expense	128	35	—
	$128	$35	$—

As of December 31, 2009 and 2008, $283 and $276 of total unrecognized compensation expense related to stock options and restricted stock, respectively, is expected to be recognized over a weighted average period of approximately 1.95 years.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 16: STOCK BASED COMPENSATION  – (continued)

In 2007, the Company did not have a specific company-wide stock compensation plan. SARs were granted on a case-by-case basis by the Company’s Board of Directors. Any SARs granted by the Company were included in an individual’s employment contract. The terms of these contracts extend through June 3, 2008 and April 30, 2010, with automatic, one year renewals, unless otherwise terminated.

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

The fair value of each SARs was estimated on the date of grant using the Black-Scholes valuation model, are revalued each reporting period, and any change in the valuation arising from valuation assumptions was recorded as either increases or decreases to compensation expense. There was no stock compensation expense recorded in the year ended December 31, 2007.

NOTE 17: SHAREHOLDERS’ EQUITY

The Company has 10,000,000 authorized common shares, par value of $0.01 per share; 5,000 authorized preferred shares, par value $100 per share; and 10,000,000 authorized preferred shares, par value $0.01 per share.

NOTE 18: COMMITMENTS AND CONTINGENCIES

The Company currently has an operating lease to rent space on a tower to transmit video content from its head end facility. The Company also leases vehicles for operations as well as office space in Vernon, New Jersey and Syracuse, New York. In addition, the Company has entered into certain long-term agreements to access trunk lines from other carriers to transmit voice, video and data. Total expenses associated with these agreements were $2,114, $1,266 and $1,121 in 2009, 2008 and 2007, respectively.

The future aggregate commitment as of December 31, 2009 is as follows:

2010	$966
2011	286
2012	144
2013 and thereafter	163
Total	$1,559

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

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 19: RELATED PARTY TRANSACTIONS

The Company paid approximately $62 during 2007 to Morrow & Co., Inc., a proxy solicitation, corporate governance and strategic consulting firm whose founder and President is Joseph J. Morrow, a former Director of the Company who resigned his position on June 27, 2007. The Company believes that the transactions with Morrow & Co., Inc. were on as favorable terms as those available from unaffiliated third parties.

NOTE 20: QUARTERLY INFORMATION (UNAUDITED)

	Fiscal Year Quarters
	First	Second	Third	Fourth	Total
Year ended December 31, 2009
Revenue	$5,542	$5,845	$6,443	$6,092	$23,922
Operating loss	(934)	(1,080)	(655)	(1,660)	(4,329)
Net income(1)	1,427	1,407	1,670	2,311	6,815
Basic earnings per common share
Income before extraordinary item	$0.27	$0.26	$0.31	$0.43	$1.27
Extraordinary item	—	—	—	—	—
Basic earnings per share	$0.27	$0.26	$0.31	$0.43	$1.27
Diluted earnings per common share
Income before extraordinary item	$0.27	$0.26	$0.31	$0.42	$1.26
Extraordinary item	—	—	—	—	—
Diluted earnings per share	$0.27	$0.26	$0.31	$0.42	$1.26
Weighted average shares of common stock used to calculate earnings per share:
Basic	5,531,780	5,351,780	5,353,311	5,358,112	5,353,763
Diluted	5,372,006	5,399,216	5,398,167	5,403,248	5,384,506
Year ended December 31, 2008
Revenue	$5,644	$5,377	$6,245	$5,724	$22,990
Operating income (loss)	(830)	(293)	40	(153)	(1,236)
Net income	760	1,618	1,635	1,982	5,995
Basic earnings per common share
Income before extraordinary item	$0.14	$0.30	$0.32	$0.37	$1.13
Extraordinary item	—	—	(0.01)	—	(0.01)
Basic earnings per share	$0.14	$0.30	$0.31	$0.37	$1.12
Diluted earnings per common share
Income before extraordinary item	$0.14	$0.30	$0.32	$0.37	$1.13
Extraordinary item	—	—	(0.01)	—	(0.01)
Diluted earnings per share	$0.14	$0.30	$0.31	$0.37	$1.12
Weighted average shares of common stock used to calculate earnings per share:
Basic	5,531,780	5,351,780	5,351,780	5,351,780	5,351,780
Diluted	5,351,780	5,351,780	5,357,816	5,357,872	5,357,872

(1)	Included in net income in the fourth quarter of 2009 is a pre-tax bargain purchase gain of $1,749.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 21: SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet through the date of March 16, 2010, which is the approximate date the consolidated financial statements were issued. Based on this evaluation, the Company has determined that no subsequent events, except for the matters discussed below, have occurred which require disclosure in the consolidated financial statements.

In January and February 2010 the Company has awarded 13,183 shares of restricted stock to directors of the Company and 16,671 shares of restricted stock and 43,768 stock options to employees under the Company’s Stock Plan.

On February 12, 2010, the Company entered into new employment agreements with Duane W. Albro, its President and Chief Executive Officer, and Kenneth H. Volz, its Executive Vice President, Chief Financial Officer and Treasurer. The employment agreements provide for a two-year term beginning April 11, 2010 and will automatically be renewed for successive one-year periods unless the Company or Executive gives written notice of non-renewal to the other at least 60 days before the expiration of the initial term or any subsequent renewal period.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

This item is not applicable.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of December 31, 2009, our management carried out an assessment, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As a result of this assessment, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the interim or annual consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In performing its assessment of the effectiveness of our internal control over financial reporting, management applied the criteria described in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2009.

We have excluded Warwick Valley Mobile Telephone Company, Inc. (“WVMT”), our wholly-owned subsidiary based in Syracuse, from our assessment of internal control over financial reporting as of December 31, 2009 because all of the assets owned by that entity were acquired as a result of the purchase of certain assets of US Datanet on April 24, 2009. Total assets and total revenues of WVMT represent approximately $3,275 (or 6%) and $1,964 (or 8%), respectively, of the related consolidated financial statement amounts as of, and for the year ended, December 31, 2009.

The effectiveness of internal control over financial reporting as of December 31, 2009 has been audited by WithumSmith+Brown, PC, our independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

This item is not applicable.

Part III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is incorporated herein by reference from the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and the captions “Determination of Number of Directors and Election of Directors — Information About Nominees for Election as Directors,” “Corporate Governance — Ethics and Values,” “Corporate Governance — Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the year ended December 31, 2009.

Item 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated herein by reference from the information set forth under the caption “Compensation of Named Executive Officers and Directors” in our 2010 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the year ended December 31, 2009.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12, with the exception of the information presented in the table below, is incorporated herein by reference from the information set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our 2010 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the year ended December 31, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2009:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price per share of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	145,257	$10.76	348,411
Equity compensation plans not approved by security holders	—	—	—
Total	145,257	$10.76	348,411

(1)	See Note 16 to the consolidated financial statements

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated herein by reference from the information set forth under the captions “Corporate Governance — Director Independence;” and “Certain Relationships and Related Transactions — Policies and Procedures for Review, Approval or Ratification of Related Party Transactions” in our 2010 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the year ended December 31, 2009.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference from the information set forth under the captions “Ratification of the Selection of Our Independent Registered Public Accounting Firm — Fees Paid to WithumSmith+Brown, PC” and “Pre-Approval Policy” in our 2010 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the year ended December 31, 2009.

Part IV.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

We filed our consolidated financial statements in Item 8 of Part II of this Form 10-K. Additionally, the financial statement schedule entitled “Schedule II — Valuation and Qualifying Accounts” is filed as part of this Form 10-K under this Item 15.

The exhibits filed as part of this Form 10-K are listed in the Index to Exhibits immediately following the signature page of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
of Warwick Valley Telephone Company:

Our audits of the consolidated financial statements, and of the effectiveness of internal control over financial reporting referred to in our report dated March 15, 2010 appearing in the Annual Report on Form 10-K of Warwick Valley Telephone Company also included an audit of the financial statement schedule listed in Item 15 of this Annual Report on Form 10-K for the year ended December 31, 2009. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ WithumSmith+Brown, PC

Princeton, New Jersey
March 15, 2010

WARWICK VALLEY TELEPHONE COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2009, 2008 and 2007

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses (Note a)	Charged to Other Accounts (Note b)	Deductions (Note c)	Balance at end of Period
	($ in thousands)
Allowance for Uncollectible:
Year 2009	$248	$330	$24	$247	$355
Year 2008	$214	$310	$36	$312	$248
Year 2007	$107	$301	$24	$218	$214

(a)	Provision for uncollectible as included in consolidated stated in statements of income.
(b)	Amounts previously written off which were credited directly to this account when recovered.
(c)	Amounts written off as uncollectible.

All other schedules have been omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARWICK VALLEY TELEPHONE COMPANY
Dated: March 16, 2010	/s/ Duane W. Albro Duane W. Albro President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Duane W. Albro Duane W. Albro	President, Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2010
/s/ Kenneth H. Volz Kenneth H. Volz	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2010
/s/ Robert J. DeValentino Robert J. DeValentino	Director	March 16, 2010
/s/ Thomas H. Gray Thomas H. Gray	Director	March 16, 2010
/s/ Kelly C. Bloss Kelly C. Bloss	Director	March 16, 2010
/s/ Jeffrey D. Alario Jeffrey D. Alario	Director	March 16, 2010
/s/ Douglas J. Mello Douglas J. Mello	Director	March 16, 2010
/s/ Douglas B. Benedict Douglas B. Benedict	Director	March 16, 2010

WARWICK VALLEY TELEPHONE COMPANY

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
Not applicable.
(3)	Articles of Incorporation and By-Laws
	3.1	Articles of Incorporation, as amended, are incorporated herein by reference from Exhibit 3(i) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
	3.2	By-Laws, as amended, are incorporated herein by reference from Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
(4)	Instruments defining the rights of security holders, including indentures
	4.1	Form of common stock certificate is incorporated herein by reference from Exhibit 4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(9)	Voting trust agreement
Not applicable.
(10)	Material contracts
	10.1	Master Loan Agreement dated as of February 18, 2003 by and between CoBank ACB and the Company is incorporated herein by reference from Exhibit 4(d) to our Annual Report on Form 10-K for the year ended December 31, 2002.
	#10.2	Form of Indemnification Agreement entered into by the Company with our officers and directors is incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
	#10.3	Indemnification Agreement with Duane W. Albro, President and Chief Executive Officer, dated May 1, 2007 is incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
	#10.4	Confidentiality, Non-Solicitation and Non-Competition Agreement with Kenneth H. Volz, Chief Financial Officer and Treasurer, effective June 4, 2007 is incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
	#10.5	Employment Agreement with Duane W. Albro, President and Chief Executive Officer, dated May 2, 2008 is incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
	#10.6	Employment Agreement with Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer dated as of June 4, 2008 is incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008
	#10.7	Warwick Valley Telephone Company 2008 Long-Term Incentive Plan is incorporated herein by reference from Appendix B to our definitive proxy statement filed on March 25, 2008 in connection with the 2008 annual meeting of shareholders.
	*#10.8	Employment Agreement with Duane W. Albro, President and Chief Executive Officer, dated as of February 12, 2010.
	*#10.9	Employment Agreement with Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer dated as of February 12, 2010.
(11)	Statement re computation of per share earnings
Computation can be clearly determined from the Consolidated Statements of Income included herein under Item 8.
(12)	Statements re computation of ratios
Not applicable.

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders
Not applicable.
(14)	Code of Ethics
Not applicable.
(16)	Letter re change in certifying accountant
Not applicable.
(18)	Letter re change in accounting principles
Not applicable.
(21)	Subsidiaries of the registrant
	*21.1	Subsidiaries of the registrant
(22)	Published report regarding matters submitted to vote of security holders.
Not applicable.
(23)	Consents of experts and counsel
	*23.1	Consent of WithumSmith+Brown, PC
	*23.2	Consent of Deloitte & Touche LLP
(24)	Power of Attorney
Not applicable.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	*31.1	Rule 13a-14(a)/15d-14(a) Certification of Duane W. Albro, President and Chief Executive Officer
	*31.2	Rule 13a-14(a)/15d-14(a) Certification of Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer
(32)	Section 1350 Certifications
	*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Duane W. Albro, President and Chief Executive Officer
	*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer
(99)	Additional Exhibits
	*99.1	Orange County-Poughkeepsie Limited Partnership Financial Statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007

*	Exhibits filed with this report.
#	Management contract or compensatory plan or arrangement.