Form 10-Q
period 2010-03-31
WARWICK VALLEY TELEPHONE CO
filed 2010-05-10
CIK 104777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

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

The number of shares of Warwick Valley Telephone Company common stock outstanding as of May 5, 2010 was 5,412,492.

Index to Form 10-Q

Part I – Financial Information
Item 1. Financial Statements

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands except share and per share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$8,702	$9,286
Short term investments	1,980	254
Accounts receivable - net of allowance for uncollectibles - $428 and $355 in 2010 and 2009, respectively	2,446	2,659
Other accounts receivable	69	160
Materials and supplies	991	988
Prepaid expenses	673	447
Prepaid income taxes	560	674
Deferred income taxes	57	57
Total current assets	15,478	14,525

Property, plant and equipment, net	32,848	33,871
Unamortized debt issuance costs	36	39
Intangibles, net	233	212
Investments	7,234	7,669
Other assets	258	250

Total assets	$56,087	$56,566

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$1,322	$1,033
Current maturities of long-term debt	1,519	1,519
Advance billing and payments	351	333
Customer deposits	58	102
Accrued taxes	281	249
Pension and post retirement benefit obligations	715	715
Other accrued expenses	1,234	1,366
Total current liabilites	5,480	5,317

Long-term debt, net of current maturities	2,278	2,658
Deferred income taxes	3,650	3,601
Pension and post retirement benefit obligations	6,959	7,085

Total liabilities	18,367	18,661

Shareholders' equity
Preferred shares - $100 par value, authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000;	500	500
Common stock - $0.01 par value, authorized shares of 10,000,000 issued 6,043,175 and 6,013,421 shares at March 31, 2010 and December 31, 2009, respectively	60	60
Treasury stock - at cost, 633,683 Common Shares	(4,748)	(4,748)
Additional paid in capital	3,732	3,650
Accumulated other comprehensive loss	(3,194)	(3,286)
Retained earnings	41,370	41,729

Total shareholders' equity	37,720	37,905

Total liabilities and shareholders' equity	$56,087	$56,566

Please see accompanying notes, which are an intergral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($ in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2010	2009

Operating revenues	$6,059	$5,542

Operating expenses
Cost of services and products (exclusive of depreciation and amortization expense)	2,868	2,320
Selling, general and administration expenses	3,243	2,968
Depreciation and amortization	1,412	1,188

Total operating expenses	7,523	6,476

Operating loss	(1,464)	(934)

Other income (expense)
Interest income (expense), net of capitalized interest	(12)	(35)
Income from equity method investment	2,806	2,893
Other income (expense), net	132	256

Total other income (expense)	2,926	3,114

Income before income taxes	1,462	2,180

Income taxes	517	753

Net income	945	1,427

Preferred dividends	6	6

Income applicable to common stock	$939	$1,421

Basic earnings per share	$0.18	$0.27

Diluted earnings per share	$0.17	$0.27

Weighted average shares of common stock used to calculate earnings per share
Basic	5,358,366	5,351,780
Diluted	5,378,114	5,372,006

Dividends declared per common share	$0.24	$0.22

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES

Net income	$945	$1,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,412	1,188
Stock based compensation expense	83	29
Deferred income taxes	2	-
Income from equity investments, net of distributions	435	(461)
Changes in assets and liabilities
(Increase) decrease in accounts receivable	213	257
(Increase) decrease in other accounts receivable	91	184
(Increase) decrease in materials and supplies	(3)	29
(Increase) decrease in prepaid income taxes	114	144
(Increase) decrease in prepaid expenses	(226)	(241)
(Increase) decrease in other assets	(8)	(2)
Increase (decrease) in accounts payable	289	29
Increase (decrease) in customers' deposits	(44)	2
Increase (decrease) in advance billing and payments	18	(27)
Increase (decrease) in accrued taxes	32	77
Increase (decrease) in pension and postretirement benefit obligations	58	191
Increase (decrease) in other accrued expenses	(132)	(184)

Net cash provided by operating activities	3,279	2,642

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(373)	(491)
Purchase of intangibles	(35)	-
Purchase of short-term investments	(1,770)	-

Net cash used in investing activities	(2,178)	(491)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of long-term debt	(380)	(379)
Dividends (Common and Preferred)	(1,305)	(1,191)

Net cash used in financing activities	(1,685)	(1,570)

Net change in cash and cash equivalents	(584)	581

Cash and cash equivalents at beginning of period	9,286	7,677

Cash and cash equivalents at end of period	$8,702	$8,258

Please see the accompanying notes, which are an intergral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Warwick Valley Telephone Company (the “Company”) provides communications services to customers in the Towns of Warwick, Goshen, and Wallkill, New York, the Townships of Vernon and West Milford, New Jersey and upstate New York and selected other states. Services include providing local and toll telephone to residential and business customers, access and billing and collection services to interexchange carriers, Internet access, video service, conferencing, and Voice over Internet Protocol (“VoIP”).

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included. Operating results and cash flows for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and any disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2009.

Business acquisition – proforma information

The following unaudited pro forma consolidated results of operations for the Company for the three months ended March 31, 2009 assume that the Company’s asset purchase of US Datanet occurred January 1, 2009. The unaudited pro forma information presents the combined operating results of the purchased lines of business and the Company with the results prior to the asset purchase date adjusted for amortization of intangibles and depreciation of fixed assets based on the purchase price allocation and the elimination of acquisition related costs.

These unaudited pro forma results do not purport to be indicative of the results that would have been obtained if the asset purchase did not occur as of January 1, 2009 nor does the unaudited pro forma data intend to be a projection of results that may be obtained in the future.

Three Months
Ended
March 31, 2009

Revenue	$6,359

Net income	$750

Earnings per common share:

Basic	$.14

Dilluted	$.14

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

Reclassifications

Certain items in the notes to the 2009 condensed consolidated financial statements have been reclassified in order to conform to the 2010 presentation. None of the reclassifications affect the Company’s results of operations or earnings per share for 2009.

NOTE 2:   RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) Number 2010-6, “Fair Value Measurements and Disclosures (Accounting Standards Codification (“ASC”) Topic 820) Improving Disclosure about Fair Value Measurements”, which amends previously released guidance on fair value measurements and disclosures. The amendment requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. The Company did not have any transfers in or out of Levels 1 and Level 2 fair value measurements during the three months ended March 31, 2010 and 2009.

In October 2009, the FASB issued ASU Number 2009-13, “Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.” This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules. The Company is required to adopt this ASU prospectively for new or materially modified agreements entered into on or after January 1, 2011. The Company is evaluating the impact of this ASU, but does not expect its adoption will have a material effect on our financial position or results of operations.

NOTE 3: INVESTMENTS

The following is a summary of the Company’s short-term investments, classified as available for sale, at March 31, 2010:

		Unrealized	Fair Value
	Amortized	Gains	Carrying
	Cost	(Losses)	Value
Bank certificate of deposit	$254	$-	$254
Corporate bonds	1,465	(13)	1,452
Foreign bonds	284	(10)	274
	$2,003	$(23)	$1,980

The Company believes that the gross unrealized losses of our short term investments are temporary, and the Company has the ability to hold the investments until at least substantially all of the costs of the investment are recovered.

NOTE 4: FAIR VALUE

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2010:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Certificate of deposits included in cash and cash equivalents	$1,684	$987	$-	$2,671
Short-term investments	$254	$1,726	$-	$1,980

(1) Quoted prices in active markets for identical assets or liabilities.

(2) Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Short-term investments classified as Level 2 are comprised of domestic and foreign bonds. While quoted prices in active markets for certain of these debt securities are available, for some they are not.

(3) Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 5: EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income applicable to common shares by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and shares of unvested restricted stock. Diluted EPS excludes all dilutive securities if their effect is anti-dilutive.

The weighted average number of shares of common stock used in diluted earnings per share for the three months ended March 31, 2010 and 2009 is as follows:

	2010	2009
Weighted average shares of common stock used in basic earnings per share	5,358,366	5,351,780
Effects of stock options	17,104	19,000
Effects of restricted stock	2,644	1,226
	5,378,114	5,372,006

NOTE 6: COMPREHENSIVE INCOME

Comprehensive income consisted of the following for the three months ended March 31, 2010 and 2009:

	2010	2009
Net income for the period	945	1,427
Other comprehensive income (loss), net of taxes
Pension and post retirement benefit plans	$121	$90
Unrealized loss on investments	(29)	-

Other comprehensive income	92	90

Total comprehensive income	$1,037	$1,517

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

The Company evaluates depreciation, amortization, impairment charges and interest expense on a total company basis because the Company does not allocate assets or debt to specific segments. As a result, these items, along with other non-operating income or expenses, are not assigned to any segment. Therefore, the segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

Segment income statement information for the three months ended March 31, 2010 and 2009 is set forth below:

	2010	2009
Segment operating revenues
Telephone	$4,701	$4,496
Online	1,825	1,484
Eliminations	(467)	(438)
Total segment operating revenues	$6,059	$5,542

Segment operating expenses, exclusive of depreciation
Telephone	$4,766	$4,512
Online	1,742	1,226
Eliminations	(397)	(450)
Total segment operating expenses, exclusive of depreciation	$6,111	$5,288

Segment operating income (loss)
Telephone	$(65)	$(16)
Online	83	258
Eliminations	(70)	12
Total segment operating income (loss)	$(52)	$254

The following table reconciles segment income to net income for the three months ended March 31, 2010 and 2009;

	2010	2009

Operating income (loss)	$(52)	$254
Total depreciation and amortization	(1,412)	(1,188)
Interest expense, net	(12)	(35)
Income from equity investments, net	2,806	2,893
Other (expenses) income, net	132	256
Income before income taxes	$1,462	$2,180

NOTE 8: MATERIALS AND SUPPLIES

Material and supplies are carried at average cost. As of March 31, 2010 and December 31, 2009, material and supplies consisted of the following:

	2010	2009
Inventory for outside plant	$349	$386
Inventory for inside plant	338	321
Inventory for online equipment	182	175
Inventory for video equipment	99	79
Inventory for equipment held for sale or lease	23	27
	$991	$988

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 9: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following as of March 31, 2010 and December 31, 2009:

	2010	2009
Land, buildings and other support equipment	$9,687	$9,687
Network communications equipment	34,788	34,655
Telephone plant	29,228	28,986
Online plant	14,200	14,152
Plant in service	87,903	87,480
Plant under construction	256	307
	88,159	87,787
Less: Accumulated depreciation	55,311	53,916
Property, plant and equipment, net	$32,848	$33,871

NOTE 10: ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

The Company is a limited partner in the Orange County-Poughkeepsie Limited Partnership (the “O-P”) and had an 8.108% investment interest as of March 31, 2010 and 2009 which is accounted for under the equity method of accounting. The majority owner and general partner of the O-P is Verizon Wireless of the East L.P.

The following summarizes the income statement (unaudited) for the three months ended March 31, 2010 and 2009 that O-P provided to the Company:

	2010	2009
Net sales	$42,637	$42,944
Cellular service cost	5,252	5,001
Operating expenses	3,027	2,742
Operating income	34,358	35,201
Other income	255	476
Net income	$34,613	$35,677

Company share	$2,806	$2,893

The following summarizes the balance sheet as of March 31, 2010 (unaudited) and December 31, 2009 that O-P provided to the Company:

	2010	2009
Current assets	$3,426	$9,048
Property, plant and equipment, net	36,109	35,789
Total assets	$39,535	$44,837

Total liabilities	$654	$570
Partners' capital	38,881	44,267
Total liabilities and partners' capital	$39,535	$44,837

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 11: PENSION AND POSTRETIREMENT OBLIGATIONS

The components of net periodic cost (gain) for the three months ended March 31, 2010 and 2009 are as follows:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Service cost	$-	$-	$9	$10
Interest cost	219	217	59	62
Expected return on plan assets	(167)	(161)	(39)	(40)
Amortization of transition asset	-	-	7	7
Amortization of prior service cost	14	14	(83)	(83)
Amortization of net loss	178	175	25	25

Net periodic benefit cost (gain)	$244	$245	$(22)	$(19)

The Company expects to contribute $715 to its pension and postretirement benefit plans in 2010. For the three months ended March 31, 2010, the Company has contributed $132 to its pension plan and has contributed $32 to its postretirement benefits plan.

NOTE 12: INCOME TAXES

Generally for interim tax reporting, one overall estimated annual effective tax rate is computed for tax jurisdictions not subject to valuation allowance and applied to the year to date ordinary income loss.

The accounting standard regarding accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless expected to be paid within one year. As of March 31, 2010, the Company has no liability for unrecognized tax benefits.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2006 and thereafter. In 2010, the IRS completed its examination of the Company’s 2006 and 2007 federal income tax returns. As a result of such examination, the Company received a refund of $512 from the IRS.
.
NOTE 13: SHAREHOLDERS’ EQUITY

The Company has 10,000,000 authorized Common Shares at a par value of $0.01; 5,000 authorized Preferred Shares at a par value of $100; and 10,000,000 authorized Preferred Shares at a par value of $0.01.

A summary of the changes to shareholders’ equity for the three months ended March 31, 2010 and 2009 is provided below:

	2010	2009
Shareholders' equity, beginning of period	$37,905	$34,718
Net income	945	1,427
Dividends paid on common stock	(1,299)	(1,185)
Dividends paid on preferred stock	(6)	(6)
Stock and stock option compensation	83	29
Unrealized loss on investments	(29)	-
Changes in pension and postretirement benefit plans	121	90

Shareholders' equity, end of period	$37,720	$35,073

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 14:    STOCK BASED COMPENSATION

The Company has a 2008 Long-Term Incentive Plan (the “Stock Plan”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock. The Stock Plan authorized for future issuance a total of 500,000 shares of common stock which may be either authorized but unissued shares or shares that have been reacquired by the Company and designated as treasury shares. As of March 31, 2010, 274,889 common shares were available for grant under the Stock Plan. The Stock Plan permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares. The exercise price per share of the Company’s common stock purchasable under any stock option or stock appreciation right will not be less than 100% of the fair market value of one share of common stock on the date of grant. The term of any stock option or stock appreciation right shall not exceed ten years. Restricted stock and restricted stock units are subject to vesting restrictions.

Restricted Common Stock Awards

The following table summarizes the restricted common stock granted to certain eligible participants during the three months ended March 31, 2010:

			Grant Date
	Date Issued	Shares	Fair Value per Share

Restricted stock granted	1/1/2010	12,949	$13.09
Restricted stock granted	1/8/2010	4,000	$12.78
Restricted stock granted	1/8/2010	12,955	$12.88
Forfeitures		(150)	$12.78
Total restricted stock granted		29,754

Stock-based compensation expense for restricted stock awards of $60 and $20 was recorded in the three months ended March 31, 2010 and 2009, respectively. Restricted stock awards are amortized over their respective vesting periods of two or three years. The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis. The Company has determined expected forfeitures based on recent activity and is recognizing compensation expense only for those restricted common shares expected to vest.

The following table summarizes the restricted common stock activity during the period ended March 31, 2010 and 2009:

	2010		2009
Unvested Shares	Shares	Grant Date Weighted Average per Share	Shares	Grant Date Weighted Average per Share

Balance - Beginning of period	21,626	$11.03	19,000	$10.78
Granted	29,904	12.96	9,921	10.02
Vested	(2,054)	10.02	-	-
Forfeited	(150)	12.78	-	-
Balance - End of period	49,326	$11.12	28,921	$10.52

The total fair value of restricted stock vested during the three-month period ended March 31, 2010 and 2009 was $23 and $0, respectively.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

Stock Options

The following tables summarize stock option activity for the three-month period ended March 31, 2010 and 2009, along with options exercisable at the end of the period:

	2010		2009
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding - Beginning of period	123,631	$10.76	90,500	$10.78
Stock options granted	43,768	$12.88	45,982	$10.02
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding - End of period	167,399	$11.31	136,482	$10.52

Vested and Expected to Vest at March 31	167,399		136,482
Exercisable at March 31	40,482		-

Stock options vest over a three-year period. The following table summarizes information about fixed price stock options outstanding at March 31, 2010:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Instrinsic
Exercise Price per Share	Outstanding	Price	Life (Years)	Value
Balance at beginning of period	123,631	$10.76	8.9	$289
$12.88	43,768	12.88	9.9	59

	167,399	$11.31	9.1	$348

Exercisable at March 31, 2010	40,482	$10.59	8.6	$148

Stock based compensation expense for stock option awards was $23 and $9 in the three months ended March 31, 2010 and 2009, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day, March 31, 2010, and the exercise price times the number of shares) that would have been received by the option holders had all the option holders exercised in the money options on March 31, 2010. This amount changes based on the fair market value of the Company’s common stock.

The fair value of the above stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2010 and 2009:

Options	2010	2009

Expected life (in years)	10	10
Interest rate	3.78%	3.33%
Volatility	31.70%	28.78%
Dividend yield	6.83%	8.78%

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock granted to employees that are included in the Company’s consolidated statements of income for the three months ended March 31, 2010 and 2009:

Stock-Based Compensation Expense	2010	2009

Cost of services and products	$-	$-
Selling, general and administrative expense	83	29
	$83	$29

As of March 31, 2010, $694 of total unrecognized compensation expense related to stock options and restricted common stock is expected to be recognized over a weighted average period of approximately 2.7 years.

NOTE 15: SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet. Based on this evaluation, the Company has determined that no subsequent events, except for the matter discussed below, has occurred which require disclosure in the condensed consolidated financial statements.

In April 2010 the Company has awarded 3,000 shares of restricted stock to directors of the Company under the Company’s Stock Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Revenues grew 9% to $6,059 for the three months ended March 31, 2010, in comparison to $5,542 for the three months ended March 31, 2009. During the three-month period ended March 31, 2010, net income decreased by 34%, from $1,427 to $945 in comparison to the three-month period ended March 31, 2009. This decrease was attributable primarily to three factors: (1) an increase in operating expenses associated with the acquisition of certain assets of US Datanet Corporation (“US Datanet”) that occurred in the second quarter of 2009; (2) insurance reimbursement related to the 2008 ice storm damage and included in the three-month period ended March 31, 2009; and (3) lower O-P earnings. Revenue growth was attributable to the acquisition of certain assets of US Datanet. While operating expenses grew faster than revenue, business segment operations were cash flow positive due primarily to a reduction in working capital funds that enabled our cash position and short-term investments to increase 29% to $10,682 at March 31, 2010 from $8,258 at March 31, 2009.

This discussion and analysis provides information about the important aspects of our operations and investments, both at the consolidated and segment levels, and includes discussions of our results of operations, financial position and sources and uses of cash. The presentation of dollar amounts in this discussion is in thousands. This discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and Notes therein contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

We provide telephone service to customers in the contiguous towns of Warwick, Goshen and Wallkill, New York, and the townships of West Milford and Vernon, New Jersey as the Incumbent Local Exchange Carrier (“ILEC”). We also provide Voice over Internet Protocol (“VoIP”), Internet and video services. Our service area is primarily rural and has an estimated population of 50,000. We also operate as a Competitive Local Exchange Carrier (“CLEC”) in areas that are adjacent to our ILEC territories and beyond, where we believe we can provide service effectively and efficiently. The assets acquired from US Datanet included its VoIP line of business, which leverages our existing VoIP business, and expands the scope of our product offerings to include conferencing and additional wholesale services in upstate New York and various other states.

Consistent with the past several years, we have continued to experience overall declines in access lines due to sustained competition and wireless substitution for landline telephone services in our regulated franchise area.

Results of Operations for the three months ended March 31, 2010 and 2009

OPERATING REVENUES

Operating revenues for the three-month period ended March 31, 2010 increased by $517 (or 9%) to $6,059 from $5,542 in the same period in 2009. This increase was due primarily to:

•	An increase in data services revenue of $344 (or 24%) due mainly to the acquisition of US Datanet assets of VoIP line of business.

•	An increase in wholesale and conferencing services of $355 or (100%) due to the acquisition of US Datanet assets.

•	An increase in network access revenue of $88 (or 5%) due mainly to an increase from the Universal Service Fund (“USF”).

Partially offset by:

•	A decrease in other services and sales revenue of $181 (or 40%) due primarily to lower revenue associated with PBX sales, circuit revenue, leased equipment, inside wire and other ancillary services.

•	A decrease in directory services of $39 (13%) due mainly to lower sales of yellow page advertising.

•	A decrease in local network service revenue of $24 (or 3%) mainly as a result of access line loss attributable to competitive land line telephone service as well as wireless and VoIP substitutions.

•
A decrease in long distance revenue of $24 (or 4%) due mainly to the effect of customers switching to our promotional prices and declining minutes of use as well as a result of access line loss attributable to competitive land line telephone service as well as wireless and VoIP substitutions.

OPERATING EXPENSES

Operating expenses for the three-month period ended March 31, 2010 increased $1,047 (or 16%) to $7,523 from $6,476 for the same period in 2009. This increase was due primarily to:

•
Cost of services and products increased $548 (or 24%) primarily due to an increase of $689 attributable to access and trunkline costs and wages for additional workforce associated with the acquisition of certain assets of US Datanet, offset by a decrease of $144 in installation costs for our Voice Net product and lower costs associated with maintenance of our plant assets.

•
Selling, general and administrative expenses increased $275 (or 9%) due mainly to consulting expense of $117, sales expense of $39, and rent expense of $82 incurred primarily due to the acquisition of certain assets of US Datanet as well as higher wages, benefits and compensation of $329, offset by lower professional fees of $289.

•	Depreciation and amortization expense increased $224 (or 19%) primarily associated with the acquisition of US Datanet assets.

OTHER INCOME (EXPENSE)

Other income (expense) for the three-month period ended March 31, 2010 decreased $188 (or 6%) to $2,926 from $3,114 in the same quarter 2009. This decrease is due mainly to:

•	The reimbursement from our insurance company in the first quarter 2009 of $250 for storm damage.

Partially offset by:

•	Lower earnings of $87 associated with the O-P, which was caused by price reductions associated with text messaging.

LIQUIDITY AND CAPITAL RESOURCES

We had $10,682 of cash and cash equivalents and short term investments available at March 31, 2010 as compared with $8,258 at March 31, 2009. Our cash equivalents consist primarily of money market mutual funds and bank certificates of deposit.

We have a $4,000 line of credit with Provident Bank (the “Bank”) of which the entire amount remained unused at March 31, 2010. In the event of a drawdown, interest would be applied based on a variable rate that is a function of the Prime Commercial Lending Rate as listed in the Wall Street Journal. Borrowings are on a demand basis with limited restrictions relating to written notification to the Bank requesting a drawdown, the use of requested funds, and the expected means for repayment. As of March 31, 2010, $3,797 in principal amount was outstanding under the CoBank ACB term credit facility. The final payment is due July 20, 2012. We are required to make interest and outstanding principal payments in quarterly installments under the term debt facility.

CASH FROM OPERATING ACTIVITIES

Our source of funds continues to be primarily generated from cash distributions from O-P. Our cash distributions from O-P for our share of O-P earnings totaled $3,241 for the three months ended March 31, 2010 compared to $2,432 for the year three months ended March 31, 2009. O-P’s cash distributions are made to us on a quarterly basis at the discretion of the general partner.

CASH FROM INVESTING ACTIVITIES

Capital expenditures totaled $373 during the three months ended March 31, 2010 as compared to $491 for the corresponding period in 2009. Capital expenditures decreased as a result of the reduced needs of our business. Short-term investments purchased totaled $1,770 during the three months ended March 31, 2010 and are comprised of domestic and foreign bonds.

CASH FROM FINANCING ACTIVITIES

Dividends declared on our common shares by the Board of Directors were $0.24 per share for the three months ended March 31, 2010 and were $0.22 for the three months ended March 31, 2009. The total amount of dividends paid on our common shares by us for each of the three-month periods ended March 31, 2010 and 2009 was $1,299 and $1,185, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) Number 2010-6, “Fair Value Measurements and Disclosures (Accounting Standards Codification (“ASC”) Topic 820) Improving Disclosure about Fair Value Measurements”, which amends previously released guidance on fair value measurements and disclosures. The amendment requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. The Company did not have any transfers in or out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2010 and 2009.

In October 2009, the FASB issued ASU Number 2009-13, “Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.” This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules. The Company is required to adopt this ASU prospectively for new or materially modified agreements entered into on or after January 1, 2011. The Company is evaluating the impact of this ASU, but does not expect its adoption will have a material effect on our financial position or results of operations.

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; demographic changes; technological changes and changes in consumer demand; existing governmental regulations and changes in or the failure to comply with, governmental regulations; legislative proposals relating to the businesses in which we operate; competition; or the loss of any significant ability to attract and retain qualified personnel. Given these uncertainties, current and prospective investors should be cautioned in their reliance on such forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments. For a further discussion of the matters described above, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and within this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any material market risk. We do not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes. Our only assets exposed to market risk are our fixed income short term investments into which we deposit our excess operating funds on an ongoing basis and our exposure to changes in interest rates resulting from borrowing activities. We had $1,980 of funds deposited in bank certificate of deposits, domestic and foreign bonds at March 31, 2010. In regards to our CoBank loan, we have the option of choosing the following rate options: Weekly Quoted Variable Rate, Long-Term Fixed Quote and a LIBOR Option. We do not believe that our exposure to interest rate risk is material.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our President and Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

The following restates one of the risk factors that was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and should be read in connection therewith.

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

ITEM 5. OTHER INFORMATION

Shareholders in 401(k) Plan

As of March 31, 2010, 1.8% of our outstanding common shares were held by employees in our 401(k) plan. These percentages fluctuate quarterly.

ITEM 6. EXHIBITS

10.1
Employment Agreement with Duane W Albro, President and Chief Executive Officer dated February 12, 2010 is incorporated herein by reference from Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2009.

10.2
Employment Agreement with Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer dated February 12, 2010 is incorporated herein by reference from Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Duane W. Albro, President, and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Duane W. Albro, President, and Chief Executive Officer.

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

Warwick Valley Telephone Company
(Registrant)

Date: May 10, 2010	/s/Duane W. Albro
Duane W. Albro
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2010	/s/Kenneth H. Volz
Kenneth H. Volz
Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)