Form 10-Q
period 2010-06-30
WARWICK VALLEY TELEPHONE CO
filed 2010-08-06
CIK 104777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

Commission File No. 000-11174

Warwick Valley Telephone Company

(Exact name of registrant as specified in its charter)

New York	14-1160510

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

47 Main Street	10990
Warwick, New York	(Zip Code)
(Address of principal executive offices)

(845) 986-8080
Registrant’s telephone, including area code

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of Warwick Valley Telephone Company common stock outstanding as of August 1, 2010 was 5,414,542.

Index to Form 10-Q

Part I – Financial Information
Item 1.  Financial Statements
WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousand except share and per share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$9,550	$9,286
Short term investments	1,940	254
Accounts receivable - net of allowance for uncollectibles - $393 and $355, in 2010 and 2009, respectively	2,294	2,659
Other accounts receivable	99	160
Materials and supplies	1,046	988
Prepaid expenses	671	447
Prepaid income taxes	110	674
Deferred income taxes	57	57
Total current assets	15,767	14,525

Property, plant and equipment, net	31,650	33,871
Unamortized debt issuance costs	27	39
Intangible assets, net	219	212
Investments	7,333	7,669
Other assets	250	250

Total assets	$55,246	$56,566

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$1,069	$1,033
Current maturities of long-term debt	1,519	1,519
Advance billing and payments	412	333
Customer deposits	68	102
Accrued taxes	249	249
Pension and postretirement benefit obligations	715	715
Other accrued expenses	1,287	1,366
Total current liabilities	5,319	5,317

Long-term debt, net of current maturities	1,898	2,658
Deferred income taxes	3,820	3,601
Pension and postretirement benefit obligations	6,780	7,085

Total liabilities	17,817	18,661

Shareholders' equity
Preferred shares - $100 par value; authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000	500	500
Common stock - $0.01 par value; authorized shares of 10,000,000 issued 6,048,225 and 6,013,421 shares at June 30, 2010 and December 31, 2009, respectively	60	60
Treasury stock - at cost, 633,683 common shares	(4,748)	(4,748)
Additional paid in capital	3,814	3,650
Accumulated other comprehensive loss	(3,138)	(3,286)
Retained earnings	40,941	41,729

Total shareholders' equity	37,429	37,905

Total liabilities and shareholders' equity	$55,246	$56,566

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($ in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Operating revenues	$5,888	$5,845	$11,947	$11,387

Operating expenses
Cost of services and products (exclusive of depreciation and amortization expense)	2,939	2,687	5,807	5,007
Selling, general and administrative expenses	3,099	2,987	6,342	5,955
Depreciation and amortization	1,428	1,251	2,840	2,439
Total operating expenses	7,466	6,925	14,989	13,401
Operating loss	(1,578)	(1,080)	(3,042)	(2,014)

Other income (expense)
Interest income (expense)	(2)	63	(14)	28
Income from equity method investment	2,937	3,088	5,743	5,981
Other income (expense), net	(1)	8	131	264
Total other income (expense)	2,934	3,159	5,860	6,273
Income before income taxes	1,356	2,079	2,818	4,259

Income taxes	480	672	997	1,425
Net Income	876	1,407	1,821	2,834

Preferred dividends	7	7	13	13
Income applicable to common stock	$869	$1,400	$1,808	$2,821

Basic earnings per share	$0.16	$0.26	$0.34	$0.53

Diluted earnings per share	$0.16	$0.26	$0.33	$0.52

Weighted average shares of common stock used to calculate earnings per share
Basic	5,360,611	5,351,780	5,359,499	5,351,780
Diluted	5,398,727	5,399,216	5,401,734	5,378,737
Dividends declared per common share	$0.24	$0.22	$0.48	$0.44

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES

Net Income	$1,821	$2,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,840	2,439
Stock-based compensation expense	164	69
Deferred income taxes	(154)	-
Income from equity investments, net of distributions	336	(306)
Changes in assets and liabilities net of effects of acquired company
(Increase) decrease in accounts receivable	365	256
(Increase) decrease in other accounts receivable	61	(84)
(Increase) decrease in materials and supplies	(58)	214
(Increase) decrease in prepaid income taxes	564	176
(Increase) decrease in prepaid expenses	(224)	(250)
(Increase) decrease in other assets	-	(2)
Increase (decrease) in accounts payable	36	742
Increase (decrease) in customers' deposits	(34)	1
Increase (decrease) in advance billing and payment	79	23
Increase (decrease) in accrued taxes	-	132
Increase (decrease) in pension and postretirement benefit obligations	354	98
Increase (decrease) in other accrued expenses	(79)	(352)
Net cash provided by operating activities	6,071	5,990

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(579)	(930)
Purchase of intangibles	(35)	-
Business acquisition	-	(1,487)
Purchase of short tem investments	(1,824)	-

Net cash used in investing activities	(2,438)	(2,417)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of long-term debt	(760)	(759)
Dividends (Common and Preferred)	(2,609)	(2,381)

Net cash used in financing activities	(3,369)	(3,140)

Net change in cash and cash equivalents	264	433

Cash and cash equivalents at beginning of period	9,286	7,677

Cash and cash equivalents at end of period	$9,550	$8,110

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included. Operating results and cash flows for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year.

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

Business acquisition – pro forma information

The following unaudited pro forma consolidated results of operations for the Company for the three and six months ended June 30, 2009, respectively, assume that the purchase of certain assets from US Datanet Corporation (“US Datanet”) on April 24, 2009 occurred January 1, 2009. The unaudited pro forma information presents the combined operating results of the purchased lines of business and the Company, with the results prior to the asset purchase date adjusted for amortization of intangibles and depreciation of fixed assets based on the preliminary purchase price allocation and the elimination of acquisition related costs.

These unaudited pro forma results do not purport to be indicative of the results that would have been obtained if the asset purchase occurred as of January 1, 2009 nor do the unaudited pro forma results intend to be a projection of results that may be obtained in the future.
	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

Revenue	$6,070	$12,428

Net income	$1,360	$2,199

Earnings per common share:

Basic	$.25	$.41

Dilluted	$.25	$.41

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

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) Number 2010-6, “Fair Value Measurements and Disclosures (Accounting Standards Codification (“ASC”) Topic 820) Improving Disclosure about Fair Value Measurements”, which amends previously released guidance on fair value measurements and disclosures. The amendment requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. The Company did not have any transfers in or out of Levels 1 and Level 2 fair value classifications during the six months ended June 30, 2010 and 2009.

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

NOTE 3: SHORT-TERM INVESTMENTS

The following is a summary of the Company’s short-term investments classified as available for sale at June 30, 2010 and December 31, 2009, respectively:

		Unrealized
	Amortized	Gains	Carrying
	Cost	(Losses)	Value
December 31, 2009
Bank certificate of deposit	$254	$-	$254

June 30, 2010
Bank certificate of deposit	$256	$-	$256
Corporate bonds	1,465	(30)	1,435
Foreign bonds	284	(35)	249
	$2,005	$(65)	$1,940

The Company believes that the gross unrealized losses of our short-term investments are temporary, and the Company has the ability to hold the corporate bond investments until all of its costs are recovered.

NOTE 4: FAIR VALUE

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2009:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total

Bank certificate of deposit	$254	$-	$-	$254

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2010:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Bank certificate of deposit included
in cash and cash equivalents	$1,684	$939	$-	$2,623
Bank certificate of deposit and short-term investments	$256	$1,684	$-	$1,940

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

The weighted average number of shares of common stock used in diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Weighted average shares of common stock used in basic earnings per share	5,360,611	5,351,780	5,359,499	5,351,780
Effects of stock options	22,870	17,018	26,563	1,586
Effects of restricted stock	15,246	30,418	15,672	25,371
	5,398,727	5,399,216	5,401,734	5,378,737

NOTE 6: COMPREHENSIVE INCOME

Comprehensive income consisted of the following for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net income for the period	876	1,407	1,821	2,834
Other comprehensive income (loss), net of taxes
Pension and postretirement benefits plans	$120	$90	$240	$180
Unrealized loss on investments	(63)	-	(92)	-

Other comprehensive income	57	90	148	180
Total comprehensive income	$933	$1,497	$1,969	$3,014

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

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

 Segment income statement information for the six months ended June 30, 2010 and 2009 is set forth below:

	2010	2009
Segment operating revenues
Telephone	$9,253	$8,846
Online	3,604	3,425
Eliminations	(910)	(884)
Total segment operating revenues	$11,947	$11,387

Segment operating expenses, exclusive of depreciation and amortization
Telephone	$9,367	$9,437
Online	3,552	2,433
Eliminations	(770)	(908)
Total segment operating expenses, exclusive of depreciation and amortization	$12,149	$10,962

Segment operating income (loss)
Telephone	$(114)	$(591)
Online	52	992
Eliminations	(140)	24
Total segment operating income (loss)	$(202)	$425

The following table reconciles segment operating income to net income (loss) for the six months ended June 30, 2010 and 2009;

	2010	2009

Operating income (loss)	$(202)	$425
Total depreciation and amortization	(2,840)	(2,439)
Interest expense, net	(14)	28
Income from equity investments, net	5,743	5,981
Other (expenses) income, net	131	264
Income before income taxes	$2,818	$4,259

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

Segment income statement information for the three months ended June 30, 2010 and 2009 is set forth below:

	2010	2009
Segment operating revenues
Telephone	$4,552	$4,350
Online	1,779	1,941
Eliminations	(443)	(446)
Total segment operating revenues	$5,888	$5,845

Segment operating expenses, exclusive of depreciation and amortization
Telephone	$4,601	$4,925
Online	1,810	1,207
Eliminations	(373)	(458)
Total segment operating expenses, exclusive of depreciation and amortization	$6,038	$5,674

Segment operating income (loss)
Telephone	$(49)	$(575)
Online	(31)	734
Eliminations	(70)	12
Total segment operating income (loss)	$(150)	$171

The following table reconciles segment operating income to net income (loss) for the three months ended June 30, 2010 and 2009;

	2010	2009

Operating income (loss)	$(150)	$171
Total depreciation and amortization	(1,428)	(1,251)
Interest expense, net	(2)	63
Income from equity investments, net	2,937	3,088
Other (expenses) income, net	(1)	8
Income before income taxes	$1,356	$2,079

NOTE 8: MATERIALS AND SUPPLIES

Material and supplies are carried at average cost. As of June 30, 2010 and December 31, 2009, material and supplies consisted of the following:

	2010	2009
Inventory for outside plant	$396	$386
Inventory for inside plant	315	321
Inventory for online equipment	213	175
Inventory for video equipment	97	79
Inventory for equipment held for sale or lease	25	27
	$1,046	$988

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 9: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost, consisting of the following as of June 30, 2010 and December 31, 2009:

	2010	2009
Land, buildings and other support equipment	$9,691	$9,687
Network communications equipment	34,938	34,655
Telephone plant	29,336	28,986
Online plant	14,305	14,152
Plant in service	88,270	87,480
Plant under construction	95	307
	88,365	87,787
Less: Accumulated depreciation	56,715	53,916
Property, plant and equipment, net	$31,650	$33,871

NOTE 10: ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

The Company is a limited partner in the Orange County-Poughkeepsie Limited Partnership (“O-P”) and had a 8.108% equity interest as of June 30, 2010 and 2009, which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East LP.

The following summarizes the income statement for the six months ended June 30, 2010 and 2009 that O-P provided to the Company:

	2010	2009
Net sales	$87,186	$88,535
Cellular service cost	10,669	10,199
Operating expenses	6,115	5,443
Operating income	70,402	72,893
Other income	431	876
Net income	$70,833	$73,769

Company share	$5,743	$5,981

The following summarizes the income statement for the three months ended June 30, 2010 and 2009 that O-P provided to the Company:

	2010	2009
Net sales	$44,549	$45,591
Cellular service cost	5,417	5,187
Operating expenses	3,088	2,701
Operating income	36,044	37,703
Other income	176	400
Net income	$36,220	$38,103

Company share	$2,937	$3,088

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

The following summarizes the balance sheet as of June 30, 2010 and December 31, 2009 that O-P provided to the Company:

	2010	2009
Current assets	$5,317	$9,048
Property, plant and equipment, net	35,417	35,789
Total assets	$40,734	$44,837

Total liabilities	$633	$570
Partners' capital	40,101	44,267
Total liabilities and partners' capital	$40,734	$44,837

NOTE 11: PENSION AND POSTRETIREMENT OBLIGATIONS

The components of net periodic cost (gain) for the six months ended June 30, 2010 and 2009 are as follows:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Service cost	$-	$-	$20	$20
Interest cost	437	435	120	123
Expected return on plan assets	(408)	(321)	(81)	(79)
Amortization of transition asset	-	-	14	14
Amortization of prior service cost	28	28	(165)	(165)
Amortization of net loss	442	350	50	50

Net periodic benefit cost (gain)	$499	$492	$(42)	$(37)

The components of net periodic cost (income) are for the three months ended June 30, 2010 and 2009, are as follows:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Service cost	$-	$-	$11	$10
Interest cost	217	217	61	61
Expected return on plan assets	(240)	(160)	(42)	(39)
Amortization of transition asset	-	-	7	7
Amortizaton of prior service cost	14	14	(82)	(82)
Amortization of net loss	264	175	25	25

Net periodic benefit cost (gain)	$255	$246	$(20)	$(18)

The Company expects to contribute $715 to its pension and postretirement benefit plans in 2010. For the six months ended June 30, 2010, the Company has contributed $322 to its pension plan and has contributed $65 to its postretirement benefits plan.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 12: INCOME TAXES

Generally for interim tax reporting, one overall estimated annual effective tax rate is computed for tax jurisdictions not subject to valuation allowance and applied to the year to date ordinary income loss.

The accounting standard regarding accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless expected to be paid within one year. As of June 30, 2010, the Company has no liability for unrecognized tax benefits.

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

A summary of the changes to shareholders’ equity for the six months ended June 30, 2010 and 2009 is provided below:

	2010	2009
Shareholders' equity, beginning of period	$37,905	$34,718
Net income	1,821	2,834
Dividends paid on common stock	(2,596)	(2,368)
Dividends paid on preferred stock	(13)	(13)
Stock and stock option compensation	164	69
Unrealized loss on investments	(92)	-
Changes in pension and postretirement benefit plans	240	180

Shareholders' equity, end of period	$37,429	$35,420

NOTE 14: STOCK BASED COMPENSATION

The Company has a 2008 Long-Term Incentive Plan (the “Stock Plan”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock. The Stock Plan authorized for future issuance a total of 500,000 shares of common stock which may be either authorized but unissued shares or shares that have been reacquired by the Company and designated as treasury shares. As of June 30, 2010, 269,839 common shares were available for grant under the Stock Plan. The Stock Plan permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares. The exercise price per share of the Company’s common stock purchasable under any stock option or stock appreciation right will not be less than 100% of the fair market value of one share of common stock on the date of grant. The term of any stock option or stock appreciation right shall not exceed ten years. Restricted stock and restricted stock units are subject to vesting restrictions.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

Restricted Common Stock Awards

The following table summarizes the restricted common stock activity with certain eligible participants during the six months ended June 30, 2010:

			Grant Date
	Date Issued	Shares	Fair Value per Share

Restricted stock granted	1/1/2010	12,949	$13.09
Restricted stock granted	1/8/2010	4,000	$12.78
Restricted stock granted	2/23/2010	12,955	$12.88
Restricted stock granted	4/23/2010	3,000	$14.81
Restricted stock granted	5/3/2010	2,000	$14.71
Restricted stock granted	6/25/2010	100	$14.11
Forfeitures		(200)	$12.78
Total restricted stock granted		34,804

Stock-based compensation expense for restricted stock awards of $129 and $47 was recorded in the six months ended June 30, 2010 and 2009, respectively, and $69 and $27 was recorded in the three months ended June 30, 2010 and 2009, respectively. Restricted stock awards are amortized over their respective vesting periods of two or three years. The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis. The Company has determined expected forfeitures based on recent activity and is recognizing compensation expense only for those restricted common shares expected to vest.

The following table summarizes the restricted common stock activity during the six month periods ended June 30, 2010 and 2009:

	2010		2009
Unvested Shares	Shares	Grant Date Weighted Average per Share	Shares	Grant Date Weighted Average per Share

Balance - Beginning of period	21,626	$11.03	19,000	$10.78
Granted	35,004	13.22	12,300	10.31
Vested	(2,680)	10.29	-	-
Forfeited	(200)	12.78	-	-
Balance - End of period	53,750	$12.13	31,300	$10.60

The total fair value of restricted stock vested during the six-month periods ended June 30, 2010 and 2009 was $28 and $0, respectively.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

Stock Options

The following tables summarize stock option activity for the six-month periods ended June 30, 2010 and 2009, along with options exercisable at the end of the period:

	2010		2009
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding - Beginning of period	123,631	$10.76	90,500	$10.78
Stock options granted	43,768	$12.88	56,499	$10.32
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding - End of period	167,399	$11.31	146,999	$10.60

Vested and Expected to Vest at June 30	167,399		146,999
Exercisable at June 30	42,988		-

Stock options vest over a three-year period. The following table summarizes information about fixed price stock options outstanding at June 30, 2010:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Exercise Price per Share	Outstanding	Price	Life (Years)	Value
Balance at beginning of period	123,631	$10.76	8.4	$409
$12.88	43,768	12.88	9.7	52

	167,399	$11.31	8.8	$461

Exercisable at June 30, 2010	42,988	$10.62	8.4	$148

Stock based compensation expense for stock option awards was $35 and $42 in the six months ended June 30, 2010 and 2009, respectively, and $11 and $33 in the three months ended June 30, 2010 and 2009, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day, June 30, 2010, and the exercise price times the number of shares) that would have been received by the option holders had all the option holders exercised in the money options on June 30, 2010. This amount changes based on the fair market value of the Company’s common stock.

The fair value of the above stock-based options awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended June 30, 2010 and 2009:

Options	2010	2009

Expected life (in years)	10	10
Interest rate	3.78%	3.51%
Volatility	31.70%	28.91%
Dividend yield	6.83%	7.81%

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock granted to employees that are included in the Company’s consolidated statements of income for the six months ended June 30, 2010 and 2009:

	Three Months		Six Months
Stock-Based Compensation Expense	2010	2009	2010	2009

Cost of services and products	$-	$-	$-	$-
Selling, general and administrative expenses	81	41	164	69
	$81	$41	$164	$69

As of June 30, 2010, $667 of total unrecognized compensation expense related to stock options and restricted common stock is expected to be recognized over a weighted average period of approximately 1.8 years.

NOTE 15: SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet. Based on this evaluation, the Company has determined that no subsequent events have occurred which require disclosure in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ IN THOUSANDS)

Overview

Revenues grew 1% to $5,888 for the three months ended June 30, 2010, in comparison to $5,845 for the three months ended June 30, 2009. During the three-month period ended June 30, 2010, net income decreased by 38%, from $1,407 to $876 in comparison to the three-month period ended June 30, 2009. This decrease was attributable primarily to three factors: (1) an increase in cost of services in our Online segment associated with our asset purchase of US Datanet Corporation (“US Datanet”); (2) increased depreciation expense associated with the asset purchase of US Datanet; and (3) lower O-P earnings. Our cash position and short-term investments increased 20% to $11,490 at June 30, 2010 from $9,540 at December 31, 2009 due to the following three factors: (1) reduced working capital funds; (2) prudent management of capital expenditures; and (3) cash distributions from O-P greater than earnings.

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

Results of operations for the three months ended June 30, 2010 and 2009

OPERATING REVENUES

Operating revenues for the three-month period ended June 30, 2010 increased by $43 (or 1%) to $5,888 from $5,845 in the same period in 2009. This increase was due primarily to:

•	An increase in network access revenue of $213 (or 12%) due mainly to an increase from the Universal Service Fund (“USF”).

•	An increase in wholesale and conferencing services of $160 or (89%) mainly due to the addition of customers associated with wholesale services.

•
An increase in data services revenue of $21 (or 1%) due mainly to DIRECTV revenue, offset by decreases in revenue for high-speed broadband and landline video services. Losses in landline video services are due to customers switching to our DIRECTV service or to a competitor.

Partially offset by:

•	A decrease in other services and sales revenue of $163 (or 41%) due primarily to lower revenue associated with PBX sales, circuit revenue, leased equipment, inside wire and other ancillary services.

•
A decrease in long distance revenue of $82 (or 12%) due mainly to the effect of customers switching to our promotional prices and declining minutes of use and as a result of access line loss attributable to competitive land line telephone service and wireless and VoIP substitutions.

•	A decrease in directory services of $52 (17%) due mainly to lower sales of yellow page advertising.

•	A decrease in local network service revenue of $52 (or 7%) mainly as a result of access line loss attributable to competitive land line telephone service and wireless and VoIP substitutions.

OPERATING EXPENSES

Operating expenses for the three-month period ended June 30, 2010 increased $541 (or 8%) to $7,466 from $6,925 for the same period in 2009. This increase was due primarily to:

•
Cost of services and products increased $252 (or 9%) primarily due to an increase of $160 attributable to costs associated with the installation of DIRECTV and VoIP equipment as a result of higher sales of these products, $55 attributable to access and trunk line costs and wages for additional workforce associated with the acquisition of certain assets of US Datanet and $27 associated with higher regulatory fees.

•
Selling, general and administrative expenses increased $112 (or 4%) due mainly to higher wages, benefits and compensation of $185, sales expense of $136 and rent expense of $56 incurred primarily due to the acquisition of certain assets of US Datanet, offset by lower professional fees of $206, lower property taxes of $36 and lower costs of $32 associated with maintenance agreements.

•	Depreciation and amortization expense increased $177 (or 14%) primarily associated with the acquisition of US Datanet assets.

OTHER INCOME (EXPENSE)

Other income (expense) for the three-month period ended June 30, 2010 decreased $225 (or 7%) to $2,934 from $3,159 in the same quarter of 2009. This decrease is due mainly to:

•	Lower earnings of $151 associated with O-P, which was caused by price reductions associated with text messaging.

•	An increase in interest expense of $65 mainly attributable to the reversal of interest on New Jersey State taxes settled for less than amount recorded during the second quarter 2009.

Results of operations for the six months ended June 30, 2010 and 2009

OPERATING REVENUES

Operating revenues for the six-month period ended June 30, 2010 increased by $560 (or 5%) to $11,947 from $11,387 during the same period in 2009. This increase was due primarily to:

•
An increase in data services revenue of $364 (or 12%) due mainly to the acquisition of the VoIP line of business of US Datanet and DIRECTV revenue, slightly offset by decreases in revenue for highspeed broadband and landline video services. Losses in landline video services are due to customers switching to our DIRECTV service or to a competitor.

•	An increase in wholesale and conferencing services of $515 or (284%) due to the acquisition of US Datanet assets and additional sales of wholesales services.

•	An increase in network access revenue of $301 (or 8%) due mainly to an increase from the Universal Service Fund (“USF”).

Partially offset by:

•	A decrease in other services and sales revenue of $345 (or 41%) due primarily to lower revenue associated with PBX sales, circuit revenue, leased equipment, inside wire and other ancillary services.

•
A decrease in long distance revenue of $107 (or 8%) due mainly to the effect of customers switching to our promotional prices and declining minutes of use and a result of access line loss attributable to competitive land line telephone service and wireless and VoIP substitutions.

•	A decrease in directory services of $92 (or 15%) due mainly to lower sales of yellow page advertising.

•	A decrease in local network service revenue of $75 (or 5%) mainly as a result of access line loss attributable to competitive land line telephone service and wireless and VoIP substitutions.

OPERATING EXPENSES

Operating expenses for the six-month period ended June 30, 2010 increased $1,588 (or 12%) to $14,989 from $13,401 for the same period in 2009. This increase was due primarily to:

•
Cost of services and products increased $800 (or 16%) primarily due to an increase of $699 attributable to access and trunk line costs and wages for additional workforce associated with the acquisition of certain assets of US Datanet, an increase of $137 associated with additional DIRECTV installations attributable to promotions run during the first six months of 2010. These expenses were offset by a decrease of $38 in installation costs for our Voice Net product and lower costs associated with maintenance of our plant assets.

•
Selling, general and administrative expenses increased $387 (or 6%) due mainly to the addition of our Syracuse, New York office obtained as part of our acquisition of certain assets of US Datanet which resulted in increased consulting expense of $69, sales expense of $171, rent expense of $139, and higher wages, benefits and compensation of $514. These increases were offset by lower professional fees of $495.

•	Depreciation and amortization expense increased $401 (or 16%), primarily associated with the acquisition of US Datanet assets.

OTHER INCOME (EXPENSE)

Other income (expense) for the six-month period ended June 30, 2010 decreased $413 (or 7%) to $5,860 from $6,273 in the same quarter of 2009. This decrease is due mainly to:

•	Lower earnings of $238 associated with the O-P, which was caused by price reductions associated with text messaging.

•	The reimbursement from our insurance company in the first quarter 2009 of $250 for storm damage.

Partially offset by:

•	A decrease in other expense of $133 mainly as a result of lower regulatory fees.

LIQUIDITY AND CAPITAL RESOURCES

We had $11,490 of cash and cash equivalents and short term investments available at June 30, 2010 as compared with $9,540 at December 31, 2009. Our cash equivalents consist primarily of money market mutual funds and bank certificates of deposit.

We have a $4,000 line of credit with Provident Bank (the “Bank”) of which the entire amount remained unused at June 30, 2010. In the event of a drawdown, interest would be applied based on a variable rate that is a function of the Prime Commercial Lending Rate as listed in the Wall Street Journal. Borrowings are on a demand basis with limited restrictions relating to written notification to the Bank requesting a drawdown, the use of requested funds, and the expected means for repayment. As of June 30, 2010, $3,417 in principal amount was outstanding under the CoBank ACB term credit facility. The final payment is due July 20, 2012. We are required to make interest and outstanding principal payments in quarterly installments under the term debt facility.

CASH FROM OPERATING ACTIVITIES

Our source of funds continues to be primarily generated from cash distributions from O-P. Our cash distributions from O-P for our share of O-P earnings totaled $6,081 for the six months ended June 30, 2010, as compared to $5,676 for the six months ended June 30, 2009. The cash distributions from O-P during this period was greater than earnings from the O-P. O-P’s cash distributions are made to us on a quarterly basis at the discretion of the general partner.

CASH FROM INVESTING ACTIVITIES

Capital expenditures totaled $579 during the six months ended June 30, 2010 as compared to $930 for the corresponding period in 2009. Capital expenditures decreased as a result of the reduced needs of our business. Short-term investments purchased totaled $1,824 during the six months ended June 30, 2010 and are comprised of corporate and foreign bonds.

CASH FROM FINANCING ACTIVITIES

Dividends declared on our common shares by the Board of Directors were $0.48 per share for the six months ended June 30, 2010 and were $0.44 for the six months ended June 30, 2009. The total amount of dividends paid on our common shares by us for each of the six-month periods ended June 30, 2010 and 2009 was $2,596 and $2,368, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) Number 2010-6, “Fair Value Measurements and Disclosures (Accounting Standards Codification (“ASC”) Topic 820) Improving Disclosure about Fair Value Measurements”, which amends previously released guidance on fair value measurements and disclosures. The amendment requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. The Company did not have any transfers in or out of Level 1 and Level 2 fair value measurements during the six months ended June 30, 2010 and 2009.

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

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; demographic changes; technological changes and changes in consumer demand; existing governmental regulations and changes in or the failure to comply with, governmental regulations; legislative proposals relating to the businesses in which we operate; competition; or the loss of any significant ability to attract and retain qualified personnel. Given these uncertainties, current and prospective investors should be cautioned in their reliance on such forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments. For a further discussion of the matters described above, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and within our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any material market risk. We do not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes. Our only assets exposed to market risk are our fixed income short term investments into which we deposit our excess operating funds on an ongoing basis and our exposure to changes in interest rates resulting from borrowing activities. We had $1,940 of funds deposited in bank certificate of deposits, corporate and foreign bonds at June 30, 2010. In regards to our CoBank loan, we have the option of choosing the following interest rate options: Weekly Quoted Variable Rate, Long-Term Fixed Quote and a LIBOR Option. We do not believe that our exposure to interest rate risk is material.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Shareholders in 401(k) Plan

As of June 30, 2010, 1.8% of our outstanding common shares were held by employees in our 401(k) plan. These percentages fluctuate quarterly.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Duane W. Albro, President, and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Duane W. Albro, President, and Chief Executive Officer.

32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warwick Valley Telephone Company
( Registrant)

Date: August 6, 2010	By:	/s/ Duane W. Albro
Duane W. Albro
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2010	By:	/s/ Kenneth H. Volz
Kenneth H. Volz
Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)