Form 10-Q
period 2010-09-30
WARWICK VALLEY TELEPHONE CO
filed 2010-11-05
CIK 104777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares of Warwick Valley Telephone Company common stock outstanding as of November 3, 2010 was 5,419,892.

Index to Form 10-Q

Part I Financial Information

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited)
and December 31, 2009 (audited)	3

Condensed Consolidated Statements of Income for the three and nine months
ended September 30, 2010 and 2009 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months
ended September 30, 2010 and 2009 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Item 4. Controls and Procedures	19

Part II – Other Information

Item 5. Other Information	19

Item 6. Exhibits	19

Part I – Financial Information
Item 1.  Financial Statements
WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousand except share and per share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$10,688	$9,286
Short-term investments	1,978	254
Accounts receivable - net of allowance for uncollectibles - $367 and $355, in 2010 and 2009, respectively	2,301	2,659
Other accounts receivable	76	160
Materials and supplies	1,032	988
Prepaid expenses	645	447
Prepaid income taxes	223	674
Deferred income taxes	57	57
Total current assets	17,000	14,525

Property, plant and equipment, net	30,669	33,871
Intangible assets, net	203	212
Investments	7,452	7,669
Other assets	307	289

Total assets	$55,631	$56,566

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$944	$1,033
Current maturities of long-term debt	1,519	1,519
Advance billing and payments	388	333
Customer deposits	66	102
Accrued taxes	295	249
Pension and postretirement benefit obligations	715	715
Other accrued expenses	1,906	1,366
Total current liabilities	5,833	5,317

Long-term debt, net of current maturities	1,519	2,658
Deferred income taxes	3,925	3,601
Pension and postretirement benefit obligations	6,664	7,085

Total liabilities	17,941	18,661

Shareholders' equity
Preferred shares - $100 par value; authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000	500	500
Common stock - $0.01 par value; authorized shares of 10,000,000 issued 6,051,458 and 6,013,421 shares at September 30, 2010 and December 31, 2009, respectively	60	60
Treasury stock - at cost, 634,849 and 633,683 common shares at September 30, 2010 and December 31, 2009, respectively	(4,765)	(4,748)
Additional paid in capital	3,938	3,650
Accumulated other comprehensive loss	(2,944)	(3,286)
Retained earnings	40,901	41,729

Total shareholders' equity	37,690	37,905

Total liabilities and shareholders' equity	$55,631	$56,566

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($ in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Operating revenues	$6,250	$6,443	$18,197	$17,830

Operating expenses
Cost of services and products (exclusive of depreciation and amortization expense)	2,940	2,896	8,747	7,903
Selling, general and administrative expenses	3,566	2,916	9,908	8,871
Depreciation and amortization	1,370	1,286	4,210	3,725
Total operating expenses	7,876	7,098	22,865	20,499
Operating loss	(1,626)	(655)	(4,668)	(2,669)

Other income (expense)
Interest income (expense)	37	(30)	23	(2)
Income from equity method investment	3,362	3,199	9,105	9,180
Other income (expense), net	81	13	212	277
Total other income (expense)	3,480	3,182	9,340	9,455
Income before income taxes	1,854	2,527	4,672	6,786

Income taxes	588	857	1,585	2,282
Net Income	1,266	1,670	3,087	4,504

Preferred dividends	6	6	19	19
Income applicable to common stock	$1,260	$1,664	$3,068	$4,485

Basic earnings per common share
Basic earnings per share	$0.24	$0.31	$0.57	$0.84

Diluted earnings per share	$0.23	$0.31	$0.57	$0.83

Weighted average shares of common stock used to calculate earnings per share
Basic	5,362,433	5,353,311	5,360,485	5,352,292
Diluted	5,407,192	5,398,167	5,401,531	5,382,298
Dividends declared per common share	$0.24	$0.22	$0.72	$0.66

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES

Net Income	$3,087	$4,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,210	3,725
Stock-based compensation expense	252	111
Deferred income taxes	140	287
Income from equity investments, net of distributions	217	(261)
Changes in assets and liabilities, net of effects of acquired company
Accounts receivable	358	(97)
Other accounts receivable	84	37
Materials and supplies	(44)	207
Prepaid income taxes	451	176
Prepaid expenses	(198)	(109)
Other assets	(33)	(2)
Accounts payable	(89)	286
Customers’ deposits	(36)	-
Advance billing and payment	55	9
Accrued taxes	46	512
Pension and postretirement benefit obligations	133	(564)
Other accrued expenses	540	(259)
Net cash provided by operating activities	9,173	8,562

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(951)	(1,386)
Purchase of intangibles	(33)	-
Business acquisition	-	(1,487)
Purchase of short tem investments	(1,752)	(253)

Net cash used in investing activities	(2,736)	(3,126)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of long-term debt	(1,139)	(1,139)
Proceeds from exercise of common stock options	36	-
Purchase of treasury stock	(17)	-
Dividends (Common and Preferred)	(3,915)	(3,571)

Net cash used in financing activities	(5,035)	(4,710)

Net change in cash and cash equivalents	1,402	726

Cash and cash equivalents, at beginning of period	9,286	7,677

Cash and cash equivalents, at end of period	$10,688	$8,403

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included. Operating results and cash flows for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year.

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

Business acquisition – pro forma information

The following unaudited pro forma consolidated results of operations for the Company for the nine months ended September 30, 2009 assume that the purchase of certain assets from US Datanet Corporation (“US Datanet”) on April 24, 2009 occurred instead on January 1, 2009. The unaudited pro forma information presents the combined operating results of the purchased lines of business and the Company, with the results prior to the asset purchase date adjusted for amortization of intangibles and depreciation of fixed assets based on the preliminary purchase price allocation and the elimination of acquisition related costs.

These unaudited pro forma results do not purport to be indicative of the results that would have been obtained if the asset purchase occurred as of January 1, 2009, nor do the unaudited pro forma results intend to be a projection of results that may be obtained in the future.

Nine Months Ended
September 30, 2009

Revenue	$18,871

Net income	$3,869

Earnings per common share:

Basic	$.72

Dilluted	$.72

Reclassifications

Certain items in the 2009 condensed consolidated financial statements have been reclassified in order to conform to the 2010 presentation. None of the reclassifications affect the Company’s results of operations or earnings per share for 2009.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Number 2010-6, “Fair Value Measurements and Disclosures (Accounting Standards Codification (“ASC”) Topic 820) Improving Disclosure about Fair Value Measurements”, which amends previously released guidance on fair value measurements and disclosures. The amendment requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. The Company adopted this ASU in 2010. The adoption of this ASC did not have a material effect on the Company’s financial position or results of operations.

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

NOTE 3: SHORT-TERM INVESTMENTS

The following is a summary of the Company’s short-term investments classified as available for sale at September 30, 2010 and December 31, 2009, respectively:

		Unrealized
	Amortized	Gains	Carrying
	Cost	(Losses)	Value
December 31, 2009
Bank certificate of deposit	$254	$-	$254

September 30, 2010
Bank certificate of deposit	$257	$-	$257
Corporate bonds	1,465	(22)	1,443
Foreign bonds	284	(6)	278
	$2,006	$(28)	$1,978

The Company believes that the gross unrealized losses of our short-term investments are temporary, and the Company has the ability to hold the corporate and foreign bond investments until all of its costs are recovered.

NOTE 4: FAIR VALUE

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	(1)	Level 2	(2)	Level 3	(3)	Total

Short-term investments	$254		$-		$-		$254

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2010:

	Level 1	(1)	Level 2	(2)	Level 3	(3)	Total
Short-term investments	$257		$1,721		$-		$1,978

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

NOTE 5: EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and unvested restricted stock

The weighted average number of shares of common stock used in diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Weighted average shares of common stock used in basic earnings per share	5,362,433	5,353,311	5,360,485	5,352,292
Effects of stock options	26,687	15,086	24,634	3,142
Effects of restricted stock	18,072	29,770	16,412	26,864
	5,407,192	5,398,167	5,401,531	5,382,298

NOTE 6: COMPREHENSIVE INCOME

Comprehensive income consisted of the following for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net income for the period	$1,266	$1,670	$3,087	$4,504
Other comprehensive income (loss), net of taxes
Pension and postretirement benefits plans	120	41	360	271
Unrealized gain (loss) on investments	73	-	(18)	-

Other comprehensive income	193	41	342	271
Total comprehensive income	$1,459	$1,711	$3,429	$4,775

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

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

Segment income statement information for the nine months ended September 30, 2010 and 2009 is set forth below:

	2010	2009
Segment operating revenues
Telephone	$14,402	$13,678
Online	5,352	5,497
Eliminations	(1,557)	(1,345)
Total segment operating revenues	$18,197	$17,830

Segment operating expenses, exclusive of depreciation and amortization
Telephone	$14,388	$13,494
Online	5,613	4,660
Eliminations	(1,346)	(1,380)
Total segment operating expenses, exclusive of depreciation and amortization	$18,655	$16,774

Segment operating income (loss), exclusive of depreciation and amortization
Telephone	$14	$184
Online	(261)	837
Eliminations	(211)	35
Total segment operating income (loss), exclusive of depreciation and amortization	$(458)	$1,056

The following table reconciles segment operating income (loss) to income before income taxes for the nine months ended September 30, 2010 and 2009;

	2010	2009

Segment operating income (loss)	$(458)	$1,056
Total depreciation and amortization	(4,210)	(3,725)
Interest income, (expense), net	23	(2)
Income from equity investment	9,105	9,180
Other (expenses) income, net	212	277
Income before income taxes	$4,672	$6,786

Regulatory revenue which includes Universal Service Funds (“USF”) and National Exchange Carrier Distribution (“NECA”) pool settlements, has accounted for 16% and 14% of the Company’s revenue for the nine months ended September 30, 2010 and 2009, respectively.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

Segment income statement information for the three months ended September 30, 2010 and 2009 is set forth below:

	2010	2009
Segment operating revenues
Telephone	$5,149	$4,832
Online	1,748	2,072
Eliminations	(647)	(461)
Total segment operating revenues	$6,250	$6,443

Segment operating expenses, exclusive of depreciation and amortization
Telephone	$5,022	$4,541
Online	2,061	1,743
Eliminations	(577)	(472)
Total segment operating expenses, exclusive of depreciation and amortization	$6,506	$5,812

Segment operating income (loss), exclusive of depreciation and amortization
Telephone	$127	$534
Online	(313)	85
Eliminations	(70)	12
Total segment operating income (loss), exclusive of depreciation and amortization	$(256)	$631

The following table reconciles segment operating income (loss) to income before income taxes for the three months ended September 30, 2010 and 2009;

	2010	2009

Segment operating income (loss)	$(256)	$631
Total depreciation and amortization	(1,370)	(1,286)
Interest expense, net	37	(30)
Income from equity investment	3,362	3,199
Other (expenses) income, net	81	13
Income before income taxes	$1,854	$2,527

Regulatory revenue which includes USF and NECA pool settlements, has accounted for 18% of the Company’s revenue in each of the three months ended September 30, 2010 and 2009.

NOTE 8: MATERIALS AND SUPPLIES

Material and supplies are carried at average cost. As of September 30, 2010 and December 31, 2009, material and supplies consisted of the following:

	2010	2009
Inventory for outside plant	$395	$386
Inventory for inside plant	304	321
Inventory for online equipment	220	175
Inventory for video equipment	89	79
Inventory for equipment held for sale or lease	24	27
	$1,032	$988

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 9: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost, consisted of the following as of September 30, 2010 and December 31, 2009:

	2010	2009
Land, buildings and other support equipment	$9,696	$9,687
Network communications equipment	31,905	34,655
Telephone plant	29,464	28,986
Online plant	17,485	14,152
Plant in service	88,550	87,480
Plant under construction	186	307
	88,736	87,787
Less: Accumulated depreciation	58,067	53,916
Property, plant and equipment, net	$30,669	$33,871

NOTE 10: ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

The Company is a limited partner in the Orange County-Poughkeepsie Limited Partnership (“O-P”) and had a 8.108% equity interest as of September 30, 2010 and 2009, which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East LP.

The following summarizes income statement data for the nine months ended September 30, 2010 and 2009 that O-P provided to the Company:

	2010	2009
Net sales	$137,110	$135,570
Cellular service cost	16,193	15,257
Operating expenses	9,290	8,282
Operating income	111,627	112,031
Other income	675	1,189
Net income	$112,302	$113,220

Company share	$9,105	$9,180

The following summarizes income statement data for the three months ended September 30, 2010 and 2009 that O-P provided to the Company:

	2010	2009
Net sales	$49,925	$47,035
Cellular service cost	5,524	5,058
Operating expenses	3,176	2,839
Operating income	41,225	39,138
Other income	244	313
Net income	$41,469	$39,451

Company share	$3,362	$3,199

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

The following summarizes the balance sheet as of September 30, 2010 and December 31, 2009 that O-P provided to the Company:

	2010	2009
Current assets	$7,965	$9,048
Property, plant and equipment, net	34,523	35,789
Total assets	$42,488	$44,837

Total liabilities	$918	$570
Partners' capital	41,570	44,267
Total liabilities and partners' capital	$42,488	$44,837

NOTE 11: PENSION AND POSTRETIREMENT OBLIGATIONS

The components of net periodic cost (gain) for the nine months ended September 30, 2010 and 2009 are as follows:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Service cost	$-	$-	$30	$30
Interest cost	656	652	180	185
Expected return on plan assets	(613)	(481)	(121)	(119)
Amortization of transition asset	-	-	21	21
Amortization of prior service cost	42	42	(247)	(247)
Amortization of net loss	663	525	75	75

Net periodic benefit cost (gain)	$748	$738	$(62)	$(55)

The components of net periodic cost (income) for the three months ended September 30, 2010 and 2009 are as follows:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Service cost	$-	$-	$11	$10
Interest cost	217	217	61	62
Expected return on plan assets	(204)	(160)	(42)	(40)
Amortization of transition asset	-	-	7	7
Amortizaton of prior service cost	14	14	(82)	(82)
Amortization of net loss	221	175	25	25

Net periodic benefit cost (gain)	$248	$246	$(20)	$(18)

The Company expects to contribute $715 to its pension and postretirement benefit plans in 2010. For the nine months ended September 30, 2010, the Company has contributed $454 to its pension plan and has contributed $93 to its postretirement benefits plan.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 12: INCOME TAXES

Generally for interim tax reporting, one overall estimated annual effective tax rate is computed for tax jurisdictions not subject to valuation allowance and applied to the year to date ordinary income loss.

The accounting standard regarding accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless expected to be paid within one year. As of December 31, 2009 and September 30, 2010, the Company has no liability for unrecognized tax benefits.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2006 and thereafter. In 2010, the IRS completed its examination of the Company’s 2006 and 2007 federal income tax returns. As a result of such examination, the Company received a refund of $512 from the IRS.

NOTE 13: SHAREHOLDERS’ EQUITY

The Company has 10,000,000 authorized shares of common stock at a par value of $0.01; 5,000 authorized shares of preferred stock at a par value of $100; and 10,000,000 authorized shares of preferred stock at a par value of $0.01.

A summary of the changes to shareholders’ equity for the nine months ended September 30, 2010 and 2009 is provided below:

	2010	2009
Shareholders' equity, beginning of period	$37,905	$34,718
Net income	3,087	4,504
Dividends paid on common stock	(3,896)	(3,552)
Dividends paid on preferred stock	(19)	(19)
Stock and stock option compensation	252	111
Exercise of common stock options	36	-
Purchase of treasury stock	(17)	-
Unrealized loss on investments	(18)	-
Changes in pension and postretirement benefit plans	360	271

Shareholders' equity, end of period	$37,690	$36,033

NOTE 14: STOCK BASED COMPENSATION

The Company has a 2008 Long-Term Incentive Plan (the “Stock Plan”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock. The Stock Plan authorized for future issuance a total of 500,000 shares of common stock which may be either authorized but unissued shares of common stock or shares of common stock that have been reacquired by the Company and designated as treasury stock. As of September 30, 2010, 269,939 shares of common stock were available for grant under the Stock Plan. The Stock Plan permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares. The exercise price per share of the Company’s common stock purchasable under any stock option or stock appreciation right will not be less than 100% of the fair market value of one share of common stock on the date of grant. The term of any stock option or stock appreciation right shall not exceed ten years. Restricted stock and restricted stock units are subject to vesting restrictions.

Restricted Common Stock Awards

The following table summarizes the restricted common stock activity with certain eligible participants during the nine months ended September 30, 2010:

			Grant Date
	Date Issued	Shares	Fair Value per Share

Restricted stock granted	1/1/2010	12,949	$13.09
Restricted stock granted	1/8/2010	4,000	$12.78
Restricted stock granted	2/23/2010	12,955	$12.88
Restricted stock granted	4/23/2010	3,000	$14.81
Restricted stock granted	5/3/2010	2,000	$14.71
Restricted stock granted	6/25/2010	100	$14.11
Forfeitures		(300)	$12.78
Total restricted stock granted		34,704

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

Stock-based compensation expense for restricted stock awards of $200 and $74 was recorded in the nine months ended September 30, 2010 and 2009, respectively, and $71 and $28 was recorded in the three months ended September 30, 2010 and 2009, respectively. Restricted stock awards are amortized over their respective vesting periods of two or three years. The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis. The Company has determined expected forfeitures based on recent activity and is recognizing compensation expense only for those restricted shares of common stock expected to vest.

The following table summarizes the restricted common stock activity during the nine months ended September 30, 2010 and 2009:

	2010		2009
Unvested Shares	Shares	Grant Date Weighted Average per Share	Shares	Grant Date Weighted Average per Share

Balance - Beginning of period	21,626	$11.03	19,000	$10.78
Granted	35,004	13.22	12,300	10.31
Vested	(7,346)	10.69	(6,332)	10.78
Forfeited	(300)	12.78	-	-
Balance - End of period	48,984	$12.65	24,968	$10.60

The total fair value of restricted stock vested during the nine-months ended September 30, 2010 and 2009 was $78 and $68, respectively.

Stock Options

The following tables summarize stock option activity for the nine-months ended September 30, 2010 and 2009, along with options exercisable at the end of the period:

	2010		2009
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding - Beginning of period	123,631	$10.76	90,500	$10.78
Stock options granted	43,768	12.88	56,499	10.32
Exercised	(3,333)	10.78	-	-
Forfeited	-	-	-	-
Outstanding - End of period	164,066	$11.32	146,999	$10.60

Vested and Expected to Vest at September 30	164,066		146,999
Exercisable at September 30	63,155		30,166

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

Stock options vest over a three-year period. The following table summarizes information about fixed price stock options outstanding at September 30, 2010:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Exercise Price per Share	Outstanding	Price	Life (Years)	Value
Balance at beginning of period	123,631	$10.76	8.1	$418
$12.88	43,768	12.88	9.4	55
Excercised	(3,333)	10.78	-	-
	164,066	$11.32	8.5	$473

Exercisable at September 30, 2010	63,155	$10.67	8.1	$219

Stock based compensation expense for stock option awards was $52 and $37 in the nine months ended September 30, 2010 and 2009, respectively, and $17 and $14 in the three months ended September 30, 2010 and 2009, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day, September 30, 2010, and the exercise price times the number of shares) that would have been received by the option holders had all the option holders exercised in the money options on September 30, 2010. This amount changes based on the fair market value of the Company’s common stock.

The fair value of the above stock-based option awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended September 30, 2010 and 2009:

	2010	2009

Expected life (in years)	10	10
Interest rate	3.78%	3.51%
Volatility	31.70%	28.91%
Dividend yield	6.83%	7.81%

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock granted to employees that are included in the Company’s consolidated statements of income for the nine months ended September 30, 2010 and 2009:

	Three Months		Nine Months
Stock-Based Compensation Expense	2010	2009	2010	2009

Cost of services and products	$1	$-	$4	$-
Selling, general and administrative expenses	87	42	248	111
	$88	$42	$252	$111

As of September 30, 2010, $574 of total unrecognized compensation expense related to stock options and restricted common stock is expected to be recognized over a weighted average period of approximately 1.5 years.

NOTE 15: SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet. Based on this evaluation, the Company has determined that no subsequent events have occurred which require disclosure in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ IN THOUSANDS)

Overview

Our operating revenues decreased $193, or 3%, in the third quarter and increased $367, or 2%, for the first nine months of 2010. The third quarter decrease was primarily due to the decline in private line revenue as well as the decline in long distance and local service revenue attributable to competitive land line telephone service and wireless and VoIP substitutions. The nine month increase was primarily due to the US Datanet acquisition that occurred during the second quarter of 2009, partially offset by the revenue loss associated with the decline in private line revenue as well as the decline in long distance and local service revenue attributable to competitive land line telephone service and wireless and VoIP substitutions.

Our net income decreased $404, or 24% in the third quarter and $1,417 or 31% for the first nine months of 2010. These net income decreases were attributable primarily to three factors: (1) an increase in the cost of services in our Online segment associated with our asset purchase of US Datanet; (2) increased depreciation expense associated with the asset purchase of US Datanet; and (3) an increase in general and administration expenses associated with higher wages, benefits and other compensation; partially offset by an increase in O-P earnings.

Our cash position and short-term investments increased 33% to $12,666 at September 30, 2010 from $9,540 at December 31, 2009 due to the following factors: (1) reduced operating working capital funds; (2) prudent management of capital expenditures; (3) cash distributions from the O-P greater than earnings; and, (4) tax refund as a result of the completed tax audit.

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

Results of operations for the three months ended September 30, 2010 and 2009

OPERATING REVENUES

Operating revenues for the three-month period ended September 30, 2010 decreased by $193 (or 3%) to $6,250 from $6,443 in the same period in 2009. This decrease was due primarily to:

•	A decrease in other services and sales revenue of $165 (or 35%) due primarily to lower revenue associated with circuit revenue, PBX sales, leased equipment, inside wire and other ancillary services.

•
A decrease in long distance revenue of $73 (or 12%) due mainly to the effect of customers switching to our promotional prices and declining minutes of use and as a result of access line loss attributable to competitive land line telephone service and wireless and VoIP substitutions.

•	A decrease in directory services of $40 (or 15%) due mainly to lower sales of yellow page advertising.

•	A decrease in local network service revenue of $38 (or 5%) mainly as a result of access line loss attributable to competitive land line telephone service and wireless and VoIP substitutions.

•	A decrease in data services revenue of $73 (or 4%) due mainly to the decrease in video and high-speed broadband services of $338, offset by increases in DIRECTV and Voice Net revenue of $268.

Partially offset by:

•	An increase in network access revenue of $64 (or 3%) due mainly to an increase from the Universal Service Fund (“USF”).

•	An increase in wholesale and conferencing services of $132 (or 54%) mainly due to the addition of customers associated with wholesale services.

Reforms of the USF (as defined below) are the subject of pending legislation in Congress.  Proposed USF reforms may have a significant impact on our business.  For a further discussion, see Item 1A, "Risk Factors" in Part III of this Quarterly Report on Form 10-Q.

OPERATING EXPENSES

Operating expenses for the three-month period ended September 30, 2010 increased $778 (or 11%) to $7,876 from $7,098 for the same period in 2009. This increase was due primarily to:

•
Cost of services and products increased $44 (or 2%) primarily due to an increase of $125 attributable to costs associated with the installation of DIRECTV and VoIP equipment as a result of higher sales of these products, $78 attributable to wages for additional workforce associated with the acquisition of certain assets of US Datanet, offset by a decrease of $92 in content costs of our landline video product and $73 associated with maintenance of plant assets.

•
Selling, general and administrative expenses increased $650 (or 22%) due mainly to higher wages, benefits and compensation of $812, and utility expense of $44, offset by lower professional fees of $48, lower property taxes and regulatory fees of $202 and lower costs of $27 associated with maintenance agreements.

•	Depreciation and amortization expense increased $84 (or 7%) primarily associated with the acquisition of US Datanet assets.

OTHER INCOME (EXPENSE)

Other income (expense) for the three-month period ended September 30, 2010 increased $298 (or 9%) to $3,480 from $3,182 in the same quarter of 2009. This increase is due mainly to:

•	Higher earnings of $163 associated with the O-P due to increased text message and data service revenue.

•	An increase in interest income of $67 mainly attributable to cash held in short-term investments.

Results of operations for the nine months ended September 30, 2010 and 2009

OPERATING REVENUES

Operating revenues for the nine-month period ended September 30, 2010 increased by $367 (or 2%) to $18,197 from $17,830 during the same period in 2009. This increase was due primarily to:

•
An increase in data services revenue of $291 (or 6%) due mainly to the acquisition of the VoIP line of business of US Datanet and increased DIRECTV revenue, slightly offset by decreases in revenue for high-speed broadband and landline video services. Losses in landline video services are due to customers switching to our DIRECTV service, or to a competitor.

•	An increase in wholesale and conferencing services of $647 (or 221%) due to the acquisition of US Datanet assets and additional sales of wholesales services.

•	An increase in network access revenue of $364 (or 6%) due mainly to an increase from the Universal Service Fund (“USF”).

Reforms of the USF (as defined below) are the subject of pending legislation in Congress.  Proposed USF reforms may have a significant impact on our business.  For a further discussion, see Item 1A, "Risk Factors" in Part III of this Quarterly Report on Form 10-Q.

Partially offset by:

•
A decrease in other services and sales revenue of $525 (or 36%) due primarily to lower revenue associated with Private Branch Exchange (“PBX”) sales, circuit revenue, leased equipment, inside wire and other ancillary services.

•
A decrease in long distance revenue of $164 (or 9%) due mainly to the effect of customers switching to our promotional prices and declining minutes of use and as a result of access line loss attributable to competitive land line telephone service and wireless and VoIP substitutions.

•	A decrease in directory services of $132 (or 15%) due mainly to lower sales of yellow page advertising.

•	A decrease in local network service revenue of $114 (or 5%) mainly as a result of access line loss attributable to competitive land line telephone service and wireless and VoIP substitutions.

OPERATING EXPENSES

Operating expenses for the nine-month period ended September 30, 2010 increased $2,366 (or 12%) to $22,865 from $20,499 for the same period in 2009. This increase was due primarily to:

•
Cost of services and products increased $844 (or 11%) primarily due to an increase of $907 attributable to access and trunk line costs and wages for additional workforce associated with the acquisition of certain assets of US Datanet, an increase of $205 associated with additional DIRECTV installations attributable to promotions run during the first nine months of 2010. These expenses were offset by a decrease of $185 in content costs of our landline video product and $84 associated with maintenance of our plant assets.

•
Selling, general and administrative expenses increased $1,037 (or 12%) due mainly to the addition of our Syracuse, New York office obtained as part of our acquisition of certain assets of US Datanet and wages for additional workforce which resulted in increased sales expense of $215, rent expense of $176, and higher wages, benefits and compensation of $1,327. These increases were offset by lower professional fees of $543 and lower taxes and regulatory fees of $204.

•	Depreciation and amortization expense increased $485 (or 13%), primarily associated with the acquisition of US Datanet assets.

OTHER INCOME (EXPENSE)

Other income (expense) for the nine-month period ended September 30, 2010 decreased $115 (or 1%) to $9,340 from $9,455 in the same period of 2009. This decrease is due mainly to:

•	Lower earnings of $75 associated with the O-P, which was caused by price reductions associated with text messaging.

•	The reimbursement from our insurance company in the first quarter 2009 of $250 for storm damage.

Partially offset by:

•	A decrease in other expense of $129 mainly as a result of lower regulatory fees.

•	An increase in interest income of $25 mainly attributable to cash held in short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

We had $12,666 of cash and cash equivalents and short-term investments available at September 30, 2010, as compared with $9,540 at December 31, 2009. Our cash equivalents consist primarily of money market mutual funds and bank certificates of deposit.

We have a $4,000 line of credit with Provident Bank (the “Bank”) of which the entire amount remained unused at September 30, 2010. In the event of a drawdown, interest would be applied based on a variable rate that is a function of the Prime Commercial Lending Rate as listed in the Wall Street Journal. Borrowings are on a demand basis with limited restrictions relating to written notification to the Bank requesting a drawdown, the use of requested funds, and the expected means for repayment. As of September 30, 2010, $3,038 in principal amount was outstanding under the CoBank ACB term credit facility. The final payment is due July 20, 2012. We are required to make interest and outstanding principal payments in quarterly installments under the term debt facility. We anticipate that cash generated from our operating activities will be used to make the required interest and principal payments under the term debt facility.

CASH FROM OPERATING ACTIVITIES

Our source of funds continues to be primarily generated from cash distributions from O-P. Our cash distributions from O-P for our share of O-P earnings totaled $9,322 for the nine months ended September 30, 2010, as compared to $8,919 for the nine months ended September 30, 2009. The cash distributions from O-P during this period were greater than earnings from the O-P. O-P’s cash distributions are made to us on a quarterly basis at the discretion of the general partner.

CASH FROM INVESTING ACTIVITIES

Capital expenditures totaled $951 during the nine months ended September 30, 2010 as compared to $1,386 for the corresponding period in 2009. Capital expenditures decreased as a result of the reduced needs of our business. Short-term investments purchased totaled $1,752 during the nine months ended September 30, 2010 and is comprised of corporate and foreign bonds. We decided to invest in short-term corporate and foreign bonds to increase the rate of return we receive on liquid current assets.

CASH FROM FINANCING ACTIVITIES

Dividends declared on our common shares by the Board of Directors were $0.72 per share for the nine months ended September 30, 2010 and were $0.66 for the nine months ended September 30, 2009. The total amount of dividends paid on our common shares for each of the nine-month periods ended September 30, 2010 and 2009 was $3,896 and $3,552, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Number 2010-6, “Fair Value Measurements and Disclosures (Accounting Standards Codification (“ASC”) Topic 820) Improving Disclosure about Fair Value Measurements”, which amends previously released guidance on fair value measurements and disclosures. The amendment requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. The Company adopted this ASU in 2010. The adoption of this ASC did not have a material effect on the Company’s financial position or results of operations.

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

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; demographic changes; technological changes and changes in consumer demand; existing governmental regulations and changes in or the failure to comply with, governmental regulations; legislative proposals relating to the businesses in which we operate; competition; or the loss of any significant ability to attract and retain qualified personnel. Given these uncertainties, current and prospective investors should be cautioned in their reliance on such forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments. For a further discussion of the matters described above, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and within this Quarterly Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any material market risk. We do not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes. Our only assets exposed to market risk are our fixed income short-term investments into which we deposit our excess operating funds on an ongoing basis and our exposure to changes in interest rates resulting from borrowing activities. We had $1,978 of funds deposited in bank certificate of deposits, corporate and foreign bonds at September 30, 2010. In regards to our CoBank loan, we have the option of choosing the following interest rate options: Weekly Quoted Variable Rate, Long-Term Fixed Quote and a LIBOR Option. We do not believe that our exposure to interest rate risk is material.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

The following restates one of the risk factors that was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and should be read in connection therewith.

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

ITEM 5. OTHER INFORMATION

Shareholders in 401(k) Plan

As of September 30, 2010, 1.8% of our outstanding common shares were held by employees in our 401(k) plan. These percentages may fluctuate quarterly.

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

Warwick Valley Telephone Company
( Registrant)

Date: November 5, 2010	By:	/s/ Duane W. Albro
Duane W. Albro
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2010	By:	/s/ Kenneth H. Volz
Kenneth H. Volz
Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)