Form 10-K
period 2010-12-31
WARWICK VALLEY TELEPHONE CO
filed 2011-03-16
CIK 104777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of Warwick Valley Telephone Company common stock as of June 30, 2010 held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2010 was $75,166,138.

The number of shares of Warwick Valley Telephone Company common stock outstanding as of March 15, 2011 was 5,471,829.

DOCUMENTS INCORPORATED BY REFERENCE

Where indicated, the information required by Part III, Items 10, 11, 12, 13 and 14 of this report is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on April 29, 2011, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

We provide telephone service to customers in the contiguous towns of Warwick, Goshen and Wallkill, New York, and the townships of West Milford and Vernon, New Jersey as the Incumbent Local Exchange Carrier (“ILEC”). We also provide Voice over Internet Protocol (“VoIP”), Internet and Television (“TV”) services. Our service area is primarily rural and has an estimated population of 50,000. We also operate as a Competitive Local Exchange Carrier (“CLEC”) in areas that are adjacent to our ILEC territories and beyond, where we believe we can provide service profitably, effectively and efficiently. On April 24, 2009, we purchased certain assets from US Datanet Corporation, a New York corporation (“US Datanet”), which significantly expanded our CLEC business to upstate New York and various other states. The assets acquired from US Datanet included its VoIP line of business, audio conferencing, data back-up, and other hosted application services which we believe leverages our existing VoIP business, and expands the scope of our product offerings to include additional wholesale services. US Datanet’s line of business is a significant part of our future strategy as we continue to transform our operations from one primarily dependent upon ILEC and related revenues, to one more focused on developing and implementing a CLEC-oriented strategy. Our 2010 results reflect the first full year of US Datanet operations as part of our Company.

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

Operating Segments

Telephone

The telephone segment provides telecommunications services including local network services, network access services, long distance services, directory services and other services and sales. The telephone segment generated revenues from external customers of $17,141, $17,026 and $17,515 in the years ended December 31, 2010, 2009 and 2008, respectively. This segment generated an operating income (loss), exclusive of impairment loss, depreciation and amortization of $(2), $1,753 and $2,461 in the years ended December 31, 2010, 2009 and 2008, respectively.

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

Conference services — Voice conferencing services were initiated with the acquisition of certain assets of US Datanet on April 24, 2009.

Other services and sales — These services relate primarily to billing and collections provided to other carriers, inside wire revenue, circuit revenue, wireless services, and reciprocal compensation.

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

We began operating as a CLEC in Middletown, New York in 1999, in Scotchtown, New York in 2001 and Vernon, New Jersey in 2002.

Online

The online segment (“Online”) provides broadband and dial-up Internet access services, VoIP services, and video over our landline network and in partnership with DIRECTV, Inc., a global provider of digital television service (“DIRECTV”). The Online segment generated revenues from external customers of $7,285, $6,896 and $5,475 and operating income (loss), exclusive of impairment loss, depreciation and amortization of $(606), $(614) and $1,002 in the years ended December 31, 2010, 2009 and 2008, respectively.

Services and Products

Broadband Internet and dial-up Internet access services are provided using our network and by reselling other suppliers access services.

Hosted Internet Protocol (“IP”) Voice is primarily targeted at small- and medium-sized business customers.

Our TV service enables us to bundle voice, TV and data, the “Triple Play”, to our customers. This service competes with cable carriers and companies in the telephony space which have far greater resources. As a result, the success of these bundled offerings have been limited by this significant competition. We have a reseller agreement with DIRECTV; this allows us to offer over 285 channels.

Additional products offered by our Online segment include domain name registration and web-hosting.

Orange County-Poughkeepsie Limited Partnership

We currently own an 8.108% limited partnership interest in the Orange County-Poughkeepsie Limited Partnership (“O-P”). Verizon Wireless of the East, L.P. (“Verizon”) is the general partner and the majority owner and currently has a 91.892% ownership interest. As of December 31, 2010, the value of our investment in O-P is as follows:

8.108% interest in O-P Partnership’s Capital	$3,600
Goodwill	4,081
Total	$7,681

O-P provides wholesale cellular telephone service throughout the Orange County-Poughkeepsie Metropolitan Service Area. Ongoing cash distributions to the partners are made according to the needs of the business, as determined by Verizon. Cash distributions from O-P are used to fund principal and interest payments on our long-term debt as well as to pay dividends to our shareholders. The interest in O-P represented 15% and 14% of our total assets as of December 31, 2010 and 2009, respectively, and the income from the equity method represented 299%, 124% and 113% of income before income taxes and extraordinary item for the years ended December 31, 2010, 2009 and 2008, respectively. For more information on our O-P interest, see Note 13 to the Consolidated Financial Statements contained in Item 8.

Major Customers

The Universal Service Fund (“USF”) has accounted for 16%, 14% and 12% of the Company’s revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

No other customer accounted for more than 10% of our consolidated operating revenues in 2010, 2009 and 2008. We do not believe that the loss of a single customer or a few customers would have a material adverse effect on any of our segments.

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

Our ILEC territory is surrounded by competitive telephone companies located within a 30-mile radius of Warwick, New York. In the fourth quarter of 2004, a cable company entered our Warwick, New York market offering a bundled package of competing voice, video and data services at a very low introductory price in an effort to gain market share from us and continues to be a major competitor in our market. We are also in competition with other cable television companies in most of our franchise territories. With migration of landline voice service to cellular, other nationwide and regional wireless carriers are now also competing aggressively for our voice customers, including access lines and toll service.

We currently compete for local service (access lines) with incumbent local exchange carriers in the Middletown, New York area, as well as the Vernon, New Jersey area. In addition, we have expanded our operations through business arrangements with other regional telecommunications companies that provide access to their transportation networks, thereby expanding the reach of our product offerings. In 2008, we launched our flagship business product — a hosted IP solution for the small- and medium-sized business customer. The success of this product and our overall CLEC strategy will determine if additional geographies will be pursued. On April 24, 2009, Warwick Valley Mobile Telephone Company (“WVMT”), our wholly-owned subsidiary, purchased certain assets from US Datanet. The assets acquired from US Datanet included its VoIP line of business, which provides communication services for commercial customers, conferencing and wholesale lines of business. This asset purchase extends our CLEC services to upstate New York and various other states, and expands the scope of our product offerings to include conferencing and additional wholesale services. We cannot provide any assurance that we will successfully implement any such additional plans, or that other companies will not begin providing competitive local exchange telephone service in our franchised territories.

Online

The present market environment requires that our Online segment compete on the basis of service, speed and price. There are numerous competitors throughout our Online segment’s market area whose services are available to our customers. Online broadband and dial-up revenues have continued to decrease due to the migration of customers to high speed Internet provided by competitors. Whether customer and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the evolving level of demand for voice, video and high speed data services.

Our TV service, which was launched in April 2002, is competing against entrenched cable companies and satellite television companies. To stay competitive in the current market environment we must be able to offer a television service on par with our competitors at a competitive price. We now offer DIRECTV enabling us to offer a Triple Play bundle that includes voice, internet and DIRECTV. There can be no assurances of the success of our Triple Play offering.

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

In contrast, wireless service providers are not regulated from a retail pricing standpoint, but are subject to various licensing and technical requirements imposed by the FCC, including provisions related to the acquisition, assignment or transfer of radio licenses, and mandates, such as enhanced 911, or E-911, and wireless LNP. Long distance and wireless service providers, which compete against us and are also our wholesale customers, are less regulated, without significant rate regulations or tariffing obligations.

Cable operators offering local and long distance voice services face less regulation of these services than we face as an ILEC. A small but growing category of VoIP providers offer services that compete with our wire line offerings and also face a lighter regulatory burden. The FCC has preempted states from exercising entry and related economic regulation of such VoIP providers but the FCC has not preempted state regulation of fixed VoIP service commonly offered by cable operators.

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

We, along with other carriers, have been granted pricing flexibility under a March 4, 2008 NYPSC ruling for various intrastate retail telecommunications services. We have taken advantage of this flexibility to raise our rates for these services. We have the option to apply for further increases.

Our New Jersey telephone operations were granted pricing flexibility in 2010 for certain intrastate retail services for three years. We subsequently raised our prices in July 2010 in New Jersey.

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

Federal Universal Service Fund

Federal universal service programs provide funding for services provided in high-cost areas, for reduced-rate services to low-income consumers, and for discounted communications and Internet access services for schools, libraries and rural health care facilities. These programs are funded by contributions from telecommunications carriers and VoIP providers who are interconnected to the network. These contributions are based on a FCC-prescribed percentage and are recovered from customers through surcharges. In September 2005, the FCC deregulated ILECs’ high-speed Internet access service and in the process eliminated the universal service assessments on end users of such services. Universal service assessments on the wholesale provision of such services, however, remain in place. In June 2006, the FCC required certain VoIP providers to contribute to the USF.

The FCC is considering whether to replace the current funding of universal service as part of its assessment of modernizing and streamlining universal service and intercarrier compensation and expanding broadband availability. On February 8, 2011, the FCC adopted a Notice of Proposed Rulemaking and a further Notice of Proposed Rulemaking on these issues.

The size of the federal USF has grown significantly in recent years. Increased support has been distributed to competitive carriers including wireless service providers. In response to this growth, the FCC has initiated several proceedings to investigate reforming the federal USF. One option under consideration would distribute support through the use of “reverse auctions” in which carriers would “bid” for the right to serve a high-cost area in exchange for a specified amount of USF support. Other reform proposals have been suggested, including one that would alter the distribution of universal service support by targeting it to much smaller geographic areas, therefore tying support more directly to the high cost areas that need support. Other proposals include capping the fund at current levels and replacing the existing USF program with three separate funds supporting wire line, wireless and broadband deployment in rural areas. In 2008, the FCC issued an order to cap on an interim basis the USF distributions to wireless service providers and CLECs at current levels. The impact of this order will be to curtail the growth of the USF. In the fourth quarter of 2008, the FCC considered substantial changes to the high cost programs in the USF. As part of its national broadband plan, the FCC is considering a mix of proposals and options regarding USF reform. We cannot predict what, if any, changes will be made to the USF and how these changes may affect us.

Pursuant to FCC requirements mentioned above, we contribute to the USF. Our obligation to this fund was $398, $501, and $347 in 2010, 2009, and 2008, respectively. The Universal Service Administration Company (“USAC”) establishes a contribution rate for eligible revenues which in turn determines the amount of the annual obligation to the fund. Future contribution levels will therefore depend on revenues and USAC mandated contribution rates.

We have been designated as an Eligible Telecommunications Carrier (“ETC”) in New York and New Jersey, which has enabled us, since January 1, 1998, to receive substantial USF monies from USAC. As a result of FCC orders, all local exchange carriers have been required to reduce interstate access charges billed to toll carriers. To offset this revenue reduction, monthly payments from the high cost portion of the USF are provided to carriers with ETC status and other requirements set forth in the orders. We meet these requirements. As a further assurance of stability of cost recovery, we elected to participate in the Tariff/Pool administrated by National Exchange Carrier Association, Inc. (“NECA”) effective July 1, 2006.

Certain regulatory revenue, which includes USF and NECA pool settlements has accounted for $3,902, $3,352 and $2,744 in 2010, 2009, and 2008 respectively. This is included in operating revenue in our consolidated statements of income. Potential changes in the funding and/or payout rules for the USF might reduce our revenues obtained from the USF. We cannot predict the level of certain regulatory revenue funding, if any, we will receive in the future as a result of proposed USF reforms.

Intercarrier Compensation

Intercarrier compensation includes regulated interstate and intrastate switched access charges and also reciprocal compensation received by ILECs, CLECs and wireless service providers. This compensation is received from long distance carriers to pay for the origination and termination of long distance calls and from interconnected local carriers to pay for terminating local and wireless calls. On average, intrastate switched access charges, which are currently regulated by state Public Utility Commissions, are generally higher than interstate switched access charges, which are regulated by the FCC, and in turn interstate switched access charges are generally higher on a per-minute basis than are reciprocal compensation rates. In February 2010, the NJBPU ordered the intrastate switched access rates for New Jersey to be transitioned to the lower interstate rates over a two year period of time. Also in 2010, the NYPSC commenced an inquiry of intrastate switched access rates in a New York docket.

On February 8, 2011, the FCC adopted a Notice of Proposed Rulemaking and Further Notice of Proposed Rulemaking (WC Docket No. 10-90 et al.) in which it proposes to make substantial and comprehensive revisions to its rules and regulations relating to universal service, high cost support and intercarrier compensation in support of its efforts to increase broadband deployment and use nationwide. It is possible that an order in that FCC proceeding could result in negative financial consequences and impact our intercarrier compensation revenues, federal USF receipts, our interconnection and intercarrier compensation expenses, and the rates charged to our retail customers.

IMPACT OF INFLATION

Inflation is still a factor in our economy and we continue to seek ways to mitigate its impact. To the extent permitted by competition or regulation, we attempt to pass increased costs on to our customers by increasing sales prices over time.

EMPLOYEES

As of March 10, 2011, we had 96 full-time and 16 part-time employees, including 58 non-management employees, 47 of which are represented by Local 503 of the International Brotherhood of Electrical Workers. The existing contract with union employees expires on April 30, 2011 and the Company is currently negotiating a new agreement with its union members.

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

Item 1A. RISK FACTORS.

RISK FACTORS

We have a history of operating losses and there is no assurance we will generate profits in the future.

We have a history of operating losses. We have sustained operating losses of $8,671, $4,329 and $1,236 for the years ended December 31, 2010, 2009 and 2008, respectively. We cannot predict if we will generate profitable operations in the future. If we cannot generate profits in the future, our failure to do so could adversely affect the market price of our common stock, which in turn could adversely affect our ability to raise additional equity capital or to incur additional debt.

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

A significant portion of our income is derived from our O-P Limited Partnership.

We rely significantly on income derived from our O-P partnership interest. The need for increased capital improvements to upgrade or expand the O-P facilities or a decrease in demand for services or continued competitive pressure on rates could cause O-P’s profitability to decline and could thereby reduce the income that we derive from those profits. We receive quarterly cash distributions from O-P, which comprises a substantial percentage of our cash flow. O-P distributions are made at the discretion of the O-P general partner. The failure of the general partner to make a cash distribution to the limited partners or decreases in distributions in any quarter would have a significant negative impact on our business.

We recently learned that our O-P general partner has decided to exclude future income which may be derived from the latest technological advance in cellular services (known as 4G) from the O-P partnership. We have notified our general partner that we strenuously object to this determination and we are exploring all rights we have as a limited partner under our agreement. We have been advised by our general partner that this decision will not have any short term adverse impact on the income we derive from O-P. Assuming our general partner continues to take this position or that we cannot come to mutually satisfactory and acceptable terms over the use of 4G by O-P or other alternative arrangements, it remains unclear what type of long term impact the exclusion of 4G related income will have on our O-P income beyond the next 12 months.

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

Laws and regulations applicable to us and our competitors have, from time to time, been challenged in the courts, and could be changed by the FCC or state regulators. On February 9, 2011, the FCC released a Notice of Proposed Rulemaking and Further Notice of Proposed Rulemaking (WC Docket No. 10-90 et al.) in which it proposes to make substantial and comprehensive revisions to its rules and regulations relating to universal service high cost support and intercarrier compensation in support of its efforts to increase broadband deployment and use nationwide. It is possible that an order in that FCC proceeding could result in negative financial consequences including a reduction in our intercarrier compensation revenues, federal USF receipts, our interconnection and intercarrier compensation expenses, and the rates charged to our retail customers. No decision or resolution of inter-carrier compensation has yet been forthcoming, and we cannot predict the impact of such decision or resolution. Regulatory changes could adversely impact the rates we are permitted to charge our customers, reduce payments to us from the USF or restrict our ability to effectively compete in the market place. Regulatory changes could also restrict our ability to secure new sources of capital and/or grow through strategic acquisitions or alliances. In addition, the failure of regulations to change in a manner that would establish an environment in which we may compete on more even terms with our actual economic competitors could also adversely affect our profitability.

Weak economic conditions may impact demand for our services.

We could realize a change in demand for services due to the ongoing weak economic conditions. Downturns in the economy and continued competition in our markets may cause some of our existing customers to disconnect or scale back basic and enhanced services, broadband Internet or video service, and it may become more difficult for us to acquire new customers. Furthermore, the current weak economic condition may prolong our payment collections interval and in some cases increase our need to discontinue service for nonpayment.

The decline in pension plan assets during 2008 significantly increased pension plan expense and required contributions during 2009. With the subsequent increase in pension plan assets during 2010, our anticipated contribution to the pension plan is expected to decline during 2011. If market conditions result in a decrease in pension plan assets during 2011, required pension plan contributions may increase in 2012.

Risks associated with our unfunded pension liability.

As of December 31, 2010, our unfunded pension liability was $4,330. We have managed this liability from a high of $7,240 in 2008. While we believe our current cash position coupled with expected cash management and monitoring of our pension funds makes this a manageable risk, if the stock market declines significantly or interest rates fluctuate or become volatile, it will be more difficult for us to manage this risk.

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

Item 4. RESERVED.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding our executive officers is presented below.

Duane W. Albro, 64, is our President and Chief Executive Officer. Mr. Albro joined us on May 1, 2007. On February 12, 2010, we entered into a new two-year contract, effective April 11, 2010, with Mr. Albro. Mr. Albro has more than 35 years of telecommunications experience. He began his career as a service technician in 1966 for New York Telephone, and then progressed to the level of Group Vice President for NYNEX and Bell Atlantic. From 1997 to 2000, he was responsible for all New York operations as the designated Operations Vice President. He next worked as an industry and investment consultant. From 2001 to 2002, he served as President and Chief Operating Officer of Net2000 Communications, a competitive local exchange carrier providing services to business customers, Operations Vice President for Cablevision Systems Corporation in 2002 and 2003, and President and Chief Executive Officer of Refinish LP, a Fort Worth, Texas, cell phone refurbishing company from 2005 to 2007. Mr. Albro holds a B.S. in Business Administration from the State University of New York at Buffalo and an MBA from the New York Institute of Technology.

Kenneth H. Volz, 61, is our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Volz joined us in January 2007. On February 12, 2010, we entered into a new two-year contract, effective April 11, 2010, with Mr. Volz. In 2005 and 2006, Mr. Volz was Interim Vice President and Chief Financial Officer of MOBTEL, currently Telenor d.o.o., a Serbian mobile network operator. From 2000 to 2005, Mr. Volz served as an investment advisor and telecommunications industry consultant to several companies. Prior to 2000, Mr. Volz was employed at Ameritech in a number of positions, most notably as Vice President of Marketing and Business Development at Ameritech Information Industry Services, Vice President of Business Development at Ameritech Development, and Vice President of Strategic Investments at Ameritech International. Mr. Volz has more than 30 years experience in finance, business development, planning and marketing in U.S. and international communications markets. He has served as Treasurer and a board member of MagyarCom, the Ameritech and Deutsche Telecom holding company formed as a result of the acquisition of Matav (now Magyar Telekom). In addition to being a CPA, Mr. Volz holds an MBA from the Kellogg School of Management and a B.S. in Industrial Engineering from the University of Illinois.

Part II.

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market under the symbol WWVY. As of March 16, 2011, there were 613 common shareholders of record. We do not know the number of beneficial owners.

We have paid quarterly cash dividends on our common stock since April 1931 and paid cash dividends semi-annually from July 1907 until December 1930. Quarterly cash dividends are usually declared in February, May, August and November and are paid on March 31, June 30, September 30 and December 20. The declaration and payment of dividends on our common stock are subject to the discretion of our board of directors and compliance with applicable law. Our decision to pay dividends in the future will depend on general business conditions, the effect of such payment on our financial condition and other factors our board of directors may consider to be relevant. Dividend payments are discussed further in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash dividends paid per common share December 31 (in cents):

Quarter	2010	2009
First (March 31)	$0.24	$0.22
Second (June 30)	0.24	0.22
Third (September 30)	0.24	0.22
Fourth (December 20)	0.24	0.22
Total	$0.96	$0.88

The high and low bid prices for our common stock as reported by NASDAQ for the first, second, third and fourth quarters of 2010 and 2009 were as follows:

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
High	$14.88	$15.55	$16.04	$15.00
Low	$12.19	$13.27	$13.76	$13.72

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
High	$11.00	$13.44	$12.37	$13.40
Low	$7.99	$10.33	$10.86	$11.89

Sales of Unregistered Securities

On September 8, 2008, the New York State Public Service Commission approved our 2008 Long Term Incentive Plan (“LTIP”), which was approved by our shareholders on April 25, 2008.

Between September 8, 2008 and September 8, 2010, we granted shares of restricted stock and stock options to members of our management team, other employees and to our non-employee directors as follows:

Date	Number of Restricted Shares	Number of Stock Options	Number of Individuals
9/8/2008	19,000	90,500	4
3/20/2009	9,921	45,985	4
4/27/2009	1,879	7,517	1
6/1/2009	500	3,000	1
11/25/2009	3,500	7,000	7
12/3/2009	250	—	1
12/28/2009	500	1,000	1

Date	Number of Restricted Shares	Number of Stock Options	Number of Individuals
1/1/2010	12,949	—	6
1/8/2010	4,000	—	80
2/23/2010	12,397	43,768	10
2/23/2010	558	—	8
4/23/2010	3,000	—	6
5/3/2010	2,000	—	1
6/25/2010	100	—	1

These shares of restricted stock and stock options were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act. These shares of restricted stock and stock options are subject to the resale prohibitions under the Securities Act and may not be sold or transferred without registration except in accordance with Rule 144 of the Securities Act. On September 8, 2010 we filed a Registration Statement on Form S-8 registering 500,000 shares of common stock available for grant under the LTIP. The Registration Statement includes a reoffer prospectus of restricted securities that relates solely to reoffers and resales of restricted stock and shares that may be issued upon the exercise of stock options granted prior to the filing of the Registration Statement. For more information regarding these awards, see Note 17 to the Consolidated Financial Statements contained in Item 8.

Item 6. SELECTED FINANCIAL DATA

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	($ in thousands except per share amounts)
Selected financial data:
Total operating revenues	$24,426	$23,922	$22,990	$24,042	$25,236
Total operating expenses	33,097	28,251	24,226	25,140	29,030
Income from continuing operations	2,852	6,815	6,068	5,493	3,997
Extraordinary item	—	—	(73)	—	—
Net income attributable to common shareholders	2,827	6,790	5,970	5,468	3,972
Total assets	53,075	56,566	55,267	56,651	60,449
Long-term debt, net of current maturities	1,139	2,658	4,176	5,695	7,214
Common Share data:
Basic earnings per common share from continuing operations
Income before extraordinary item	$0.53	$1.27	$1.13	$1.02	$0.74
Extraordinary item	—	—	(0.01)	—	—
Basic earnings per share	$0.53	$1.27	$1.12	$1.02	$0.74
Diluted earnings per share from net income attributable to common shareholders
Income before extraordinary item	$0.52	$1.26	$1.13	$1.02	$0.74
Extraordinary item	—	—	(0.01)	—	—
Basic earnings per share	$0.52	$1.26	$1.12	$1.02	$0.74
Cash dividends per Common Share*	$0.96	$0.88	$0.80	$0.80	$1.80

*	Dividends paid in the fourth quarter of 2006 reflect a special dividend of $1.00.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Our strategy is to continue to stabilize our ILEC telephone business while growing our ILEC broadband Internet, VoIP and CLEC businesses. Net income decreased 58% to $2,852 for the year ended December 31, 2010, in comparison to $6,815 for the year ended December 31, 2009, which was primarily attributable to a pre-tax loss on impairment of fixed assets of $2,283 relating to our landline video product recorded in 2010 and a pre-tax bargain purchase gain of $1,749 recorded in 2009 for the acquisition of certain assets of US Datanet.

Revenues grew 2% to $24,426 for the year ended December 31, 2010, in comparison to $23,922 for the year ended December 31, 2009. This revenue growth was primarily attributable to a full year of US Datanet operations as well as the growth in our wholesale product line and an increase in our access service revenue.

Operating expenses increased 17% to $33,097 for the year ended December 3, 2010, in comparison to $28,251 for the year ended December 31, 2009. The increase was primarily attributable to a one-time impairment loss of our landline video assets, a full year of depreciation associated with the acquisition of certain assets of US Datanet, and the increase in operating costs and compensation attributable to our strategy to grow our ILEC broadband Internet, VoIP and CLEC businesses.

While operating expenses grew faster than revenue our business segment operations were self funded. The cash from operations combined with the distributions of O-P enabled us to increase our common stock dividend by 9%, and pay down our debt and fund our capital expenditures.

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

Grow outside the ILEC — Due to the unlevel competitive playing field in our ILEC, our strategy is to seek growth outside our ILEC business through a combination of organic growth and acquisitions. The acquisition of certain assets of US Datanet was a major step in that direction and enabled us to accelerate our hosted VoIP business within our Online segment and add new wholesale and conference services to our Telephone segment. We acquired US Datanet on April 24, 2009 and our 2010 operating results reflect the first full year of these operations.

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

We record deferred taxes that arise from temporary differences between the financial statements and the tax basis of assets and liabilities. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws on the date of enactment. Our deferred taxes result principally from differences in the timing of depreciation, and in the accounting for pensions and other postretirement benefits. The Company has recorded a valuation allowance against its deferred tax assets which are not expected to be realized.

The Company reviews business conditions to determine the recoverability of the carrying value of its long-lived assets and goodwill related to equity investments on a periodic basis in order to identify business conditions which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If total expected future undiscounted cash flows are less than the carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected market value or future discounted cash flows) and the carrying value of the assets. The Company periodically performs evaluations of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. The cash flow projections include long-term forecasts of revenue growth, gross margins and capital expenditures. All of these items require significant judgment and assumptions. The Company believes its estimates are reasonable, based on information available at the time they were made. However, if the estimates of future cash flows had been different, the Company may have concluded that some of its long-lived assets were not recoverable, which would likely have caused the Company to record a material impairment charge. Also, if future cash flows are significantly lower than projections, the Company may determine at some future date that some of its long-lived assets are not recoverable. For the year ended December 31, 2010 the Company determined that its landline video assets consisting of head-end equipment, related network equipment and customer premise equipment were impaired. We recorded a loss on asset impairment of $2,283 which represents 100% of the net carrying value of the landline video assets. This impairment loss resulted from customers who migrated to DIRECTV under the Company’s reseller agreement with DIRECTV or a competitor resulting in lost landline video revenue.

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

New accounting pronouncements

In October 2009, the FASB issued ASU Number 2009-13, “Revenue Recognition (ASC Topic 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.” This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules. The Company is required to adopt this ASU prospectively for new or materially modified agreements entered into in fiscal years beginning on or after June 15, 2010. The Company is evaluating the impact of this ASU, but does not expect its adoption to have a material effect on our financial position or results of operations.

In January 2010, FASB issued ASU Number 2010-6, “Fair Value Measurements and Disclosures Improving Disclosure about Fair Value Measurements” (ASC Topic 820) which amends previously released guidance on fair value measurements and disclosures. The amendment requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. The Company adopted this ASU in 2010. The adoption of this ASU did not have a material effect on the Company’s financial position or results of operations.

In July 2010, The FASB has issued ASU No. 2010-20, Receivables (ASC Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This standard update requires that entities disclose information at more disaggregated levels than currently required. For public entities, the disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted this standard update in 2010. The adoption of this standard update did not have a significant impact on our consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS — 2010 compared to 2009 and 2009 compared to 2008 ($ in thousands)

A discussion of the factors that affected our overall results for the past two years is presented below. We also discuss our expected revenue and expense trends for the year ending December 31, 2010 in “Operating Environment and Business Trends.”

OPERATING REVENUES

Operating revenues increased $504 (or 2%) to $24,426 in 2010 from $23,922 in 2009. This increase was due primarily to:

•	An increase in data services revenue of $403 (or 6%) due mainly to the acquisition of the VoIP line of business of US Datanet and the full year of revenues from that business, as well as increased DIRECTV revenue slightly offset by decreases in revenue for high-speed broadband and land line video services. Losses in landline video services are due to customers switching to our DIRECTV services or to a competitor.
•	An increase in wholesale and conferencing services of $629 (or 81%) primarily from the assets we acquired from US Datanet and additional sales for wholesale services which were recorded for the full year.
•	An increase in network access revenue of $624 (or 8%) due mainly to an increase in USF funding.

Reforms of the USF (as defined above) are the subject of pending legislation in Congress. Proposed USF reforms may have a significant impact on our business. For a further discussion, see item 1A, “Risk Factors” in Part I of this Annual Report on Form 10K.

The increase in operating revenues discussed above was partially offset by:

•	A decrease in other services and sales revenue of $542 (or 30%) due primarily to lower revenue associated with circuit revenue, leased equipment, inside wire and other ancillary services.
•	A decrease in long distance revenue of $259 (or 11%) due mainly to the effect of customers switching to our promotional prices and declining minutes of use, and as a result of access line loss attributable to competitive land line telephone service and wireless and VoIP substitutions.
•	A decrease in directory services of $178 (15%) due mainly to lower sales of yellow page advertising.
•	A decrease in local network service revenue of $175 (or 6%) mainly as a result of access line loss attributable to competitive land line telephone service and wireless and VoIP substitutions.

Operating revenues increased $932 (or 4%) to $23,922 in 2009 from $22,990 in 2008. This increase was due primarily to an increase in data services due mainly to a full year of revenues from US Datanet (and the additional sales focus in this segment of our business) which includes product offerings for telecommunications, conferencing and wholesale, and the introduction of our Hosted IP Voice and DIRECTV products. This increase was partially offset by: (a) a decrease in other services and sales revenue due primarily to lower revenue associated with Private Branch Exchange (“PBX”) sales, circuit revenue, leased equipment, inside wire and other ancillary services, (b) a decrease in long distance revenue due mainly to the effect of customers switching to our promotional prices and declining minutes of use as well as a result of access line loss attributable to competitive land line telephone service as well as wireless and VoIP substitutions, (c) a decrease in local network service revenues mainly as a result of access lines loss attributable to competitive land line telephone service as well as wireless and VoIP substitution, (d) a decrease in directory service revenue due primarily to reduced sales associated with yellow page advertising and (e) a decrease in network access revenue due mainly to a decrease in minutes of use.

OPERATING EXPENSES

Operating expenses increased $4,846 (or 17%) to $33,097 in 2010 from $28,251 in 2009. This increase was due primarily to:

•	An increase in cost of services and products of $1,234 (or 11%) due mainly to the increases attributable to access and trunk line costs and wages for additional workforce mainly associated with the full year of operations of US Datanet of $1,243, an increase associated with additional DIRECTV installations attributable to promotions run during the year of $277, offset by a decrease in content costs of our landline video product of $286.
•	Selling, general and administrative expenses increased $1,017 (or 8%) due mainly to the addition of our Syracuse, New York office in which we operated our US Datanet business for the full year and wages for additional US Datanet related workforce, which resulted in an increase of sales and marketing expense of $682, rent expense of $229 and higher wages, benefits and compensation of $1,051. These increases were offset by lower professional fees of $586, taxes and regulatory fees of $241 and computer operating costs of $118.
•	Depreciation and amortization expense increased $312 (or 6%) primarily associated with the depreciation of US Datanet assets.
•	An impairment loss of $2,283 related to the fixed assets from our landline video business.

Operating expenses increased $4,025 (or 17%) to $28,251 in 2009 from $24,226 in 2008. This increase was due primarily to: (a) an increase in costs of services and products primarily due to access and trunk line costs and wages of associated with the integration of costs with respect to the US Datanet operations, an increase associated with higher benefit costs for pension and postretirement plans and higher content costs for video services, offset by lower regulatory fees, (b) an increase in selling, general and administrative expenses due mainly to a postretirement liability curtailment gain in 2008 resulting from the elimination of benefits of certain union employees as a result of the new union agreement; increased legal, regulatory and consulting expenses incurred primarily due to the US Datanet operations. Higher bad debt expense, higher wages and compensation and higher benefits associated with pension and postretirement plans contributed to increased expenses, and (c) an increase in depreciation and amortization expense primarily due to equipment associated with our new VoIP product and depreciation and amortization associated with the acquisition of certain assets of US Datanet.

OTHER INCOME (EXPENSE)

Other income (expense) decreased $1,508 (or 10%) to $12,872 in 2010 from $14,380 in 2009. This decrease was due primarily to:

•	A decrease in other income (expense) of $1,508 is mainly due to the bargain purchase gain of $1,749 in 2009 associated with the purchase of certain assets of US Datanet on April 24, 2009, and receipt of an insurance refund of $250 with respect to damages incurred in a December 2008 ice storm, offset by an increase in equity method investments of $108 from increased earnings in O-P and higher interest income of $80 from short term investments and a reduction of settlement expenses of $225.

Other income (expense) increased $4,014 (or 39%) to $14,380 in 2009 from $10,366 in 2008. This increase was due primarily to: (a) an increase in earnings from O-P, (b) an increase due to the receipt of an insurance refund with respect to damages incurred in a December 2008 ice storm, and (c) bargain purchase gain, resulting from the purchase of certain assets of US Datanet on April 24, 2009.

SEGMENT RESULTS OVERVIEW

Our Telephone segment, which operates as a retail and wholesale seller of communications services, accounted for approximately 70% of our consolidated segment operating revenues in both 2010 and 2009. This segment provides telecommunications services, including local networks, network access, long distance voice, customer premise equipment, “PBX” equipment, wireless and directory advertising services (yellow and white pages advertising and electronic publishing).

Our Online segment accounted for approximately 30% of our consolidated segment operating revenues in both 2010 and 2009. This segment provides high speed (broadband Internet) and dial-up Internet access services, video and VoIP.

In 2008, our Telephone segment accounted for approximately 71% and our Online segment accounted for 29% of consolidated operating revenues.

For further segment information see Note 9 to the Consolidated Financial Statements contained in Item 8.

Telephone

Local network service revenue decreased primarily as the result of a 12% decline in access lines in 2010. Access line losses were mainly the result of customers switching to a competing cable provider’s bundle package and the continued loss of second access lines used for dial-up Internet connections by customers switching to broadband Internet outside our service area and wireless substitution.

Network access service revenue includes end user, local switching support, switched access and special access revenue categories. These revenues increased due to higher circuit revenue and higher regulatory revenue.

Long distance services revenue includes network services resulting from the transport of intraLATA (outside the local calling area) and interLATA (traditional long distance) calls and subscribers to our long distance plan. These revenues declined as the volume of intraLATA call minutes continued to drop as customers continued to switch to wireless and IP-based services.

Wholesale and Conferencing revenue increased in 2010 primarily from the increase in wholesale services revenue and reporting a full year of wholesale, conferencing and VoIP services associated with our purchase of certain assets of USAD in 2010 over nine months in 2009.

Directory advertising revenue decreased 15% in 2010 as the sale of local and regional ad pages declined. We expect an industry trend of a slowdown in the growth in the demand for traditional directory ad pages to continue as more customers migrate to web-based advertising.

Other service and sales revenues includes services related to billing and collections provided to other carriers, inside wire revenue, circuit revenue and reciprocal compensation. These revenues decreased 30% in 2010, primarily due to decreases in private line revenues such as billing and collection, and inside wire due to lower customer demand for these products.

Telephone operations expenses increased in 2010 mainly due to an increase in compensation for executives and managers.

Other income (expenses) decreased in 2010 mainly due to the bargain purchase gain in 2009 associated with the purchase of certain assets of US Datanet.

Online

Online revenues increased in 2010 largely due to the growth of revenues from DIRECTV that is replacing our landline video service, and increased revenue from our VoIP-based product mainly for business customers.

Online expenses increased in 2010 mainly due to costs associated with certain assets purchased from US Datanet due primarily to reporting a full year of expenses in 2010 over nine months of expenses in 2009 and a increase in DIRECTV equipment and installation costs.

Orange County-Poughkeepsie Limited Partnership

We are a limited partner in O-P and had an 8.108% interest as of December 31, 2010, which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P. Our interest in O-P represented 15% and 14% of our total assets as of December 31, 2010 and 2009, respectively, and the income from the equity method represented 299%, 124% and 113% of income before income taxes and extraordinary item for the years ended December 31, 2010, 2009 and 2008, respectively.

We recently learned that our O-P general partner has decided to exclude future income which may be derived from the latest technological advance in cellular services (known as 4G) from the O-P partnership. We have been advised by our general partner that this decision will not have any short term adverse impact on the income we derive from O-P. We have begun a dialogue with our general partner in an effort to come to a mutually satisfactory arrangement regarding O-P and 4G. We and our general partner have both expressed interest in amicably addressing this issue. Our dialogue is in the very early stages and terms have not been discussed in any meaningful specificity. If we cannot come to mutually satisfactory and acceptable terms over the use of 4G by O-P or other alternative arrangements, it remains unclear what type of long term impact the exclusion of 4G related income will have on our O-P income beyond the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

We had $13,535 of cash and cash equivalents and short term investments available at December 31, 2010.

O-P distributions have a significant impact on liquidity. For more information see “Risk Factors” on page 10.

Our 2011 capital plan includes expenditures relating to the expansion of our broadband and related products. We expect that we will have sufficient cash to fund these activities.

We also have an unsecured $4,000 line of credit with Provident Bank, of which the entire amount remained unused as of December 31, 2010. Interest is at a variable rate and borrowings are on a demand basis without restrictions. At December 31, 2010 we are in compliance with all loan covenants under the line of credit.

We have an unsecured loan with CoBank ACB. The CoBank loan remains outstanding until all indebtedness and obligations of the Company under the facility have been paid or satisfied, but no later than July 2012 (the “Maturity Date”). The unpaid principal balance accrues interest at an interest rate determined or selected by us. We may select a variable rate option, a long-term fixed rate option or a LIBOR option. We selected the variable rate option, and the average interest rate on borrowings for the year ending December 31, 2010 was approximately 2.95%. Interest is paid quarterly each January, April, July and October. The outstanding principal is being repaid in 32 consecutive quarterly installments which started in October 2004, with the last such installment due on the Maturity Date. On the Maturity Date, the amount of the then unpaid principal plus accrued interest and fees is due in full. As of December 31, 2010, $2,658 of the principal amount was outstanding under the CoBank facility.

Under the terms of the CoBank facility, we are required to comply with certain loan covenants, which include but are not limited to the achievement of certain financial ratios, as set forth in the agreement, as well as certain financial reporting requirements. As of December 31, 2010, we are in compliance with these loan covenants.

CASH FROM OPERATING ACTIVITIES

Our source of funds continues to be primarily generated from cash distributions from O-P. Our cash distributions from O-P for our share of O-P earnings totaled $12,568 for the year ended December 31, 2010 compared to $12,569 for the year ended December 31, 2009. O-P’s cash distributions are made to us on a quarterly basis at the discretion of the general partner. For more information see “Risk Factors” on page 10.

CASH FROM INVESTING ACTIVITIES

Capital expenditures totaled $1,373 during the year ended December 31, 2010 compared to $1,693 for the corresponding period in 2009. On April 24, 2009, the Company purchased certain assets of US Datanet for $1,487 in cash. Short-term investments purchased totaled $3,432 offset by sales of $1,002 during the year ended December 31, 2010 and are comprised of corporate and foreign bonds. We decided to invest in short-term corporate and foreign bonds to increase the rate of return we receive on liquid assets.

CASH FROM FINANCING ACTIVITIES

Dividends, declared by our board of directors, were $0.96 per share for the year ended December 31, 2010 compared to $0.88 in 2009 and $0.80 in 2008. The total amount of dividends paid by us for the year ended December 31, 2010 on our common stock was $5,200, compared to $4,736 in 2009 and $4,290 in 2008.

Inflation is still a factor in our economy and we continue to seek ways to mitigate its impact. To the extent permitted by competition or regulation, we attempt to pass increased costs on to our customers by increasing sales prices over time.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2010, we did not have any material off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

A summary of our material contractual obligations and commitments as of December 31, 2010 is presented below:

	Payments Due by Period
	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
	($ in thousands)
Long-term debt, including current maturities(a)	$1,519	$1,139	$—	$—	$2,658
Interest expense(b)	110	58	—	—	168
Operating leases(c)	289	266	31	—	586
Trunk line agreements(d)	391	—	—	—	391
Other long-term obligations(e)	529	—	—	—	529
Total Contractual obligations and commitments	$2,838	$1,463	$31	$—	$4,332

(a)	Pursuant to the loan agreement, principal payments relating to long-term debt commenced on October 2004 and will continue for 32 consecutive quarters from that date until repaid in full.
(b)	Long-term debt is at a variable rate. Interest payments are calculated based upon a current interest rate of 2.95%. This rate is subject to fluctuation in the future.
(c)	We lease tower space for transmission of content for our Video product. In addition, we also lease office and parking space, and vehicles.
(d)	Represents contractual commitments, with a specified contract life, to purchase access to trunk lines from other carriers for the transmission of voice, data and video.
(e)	We are required to make minimum contributions to our pension and postretirement plans. These amounts are not estimable for years after 2011.

OPERATING ENVIRONMENT AND BUSINESS TRENDS

2011 Revenue Trends

In 2011 we anticipate that we will continue to face the challenges endemic to the telecommunications industry, namely continued declines in the revenue associated with traditional service offerings. These declines are currently expected to be partially offset by new products and services, although the revenues from these products and services are likely to take time to develop.

2011 Expense Trends

Expense trends are substantially driven by personnel and network costs. Significant investments in our network infrastructure are expected to continue to increase operating efficiencies and provide the technology necessary to meet market demand and respond to competition. Competition is also expected to increase the cost of advertising and promotions. As we expand our CLEC operations, costs of goods sold and customer acquisition costs are expected to increase.

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

We have audited the accompanying consolidated balance sheets of Warwick Valley Telephone Company and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2010. We have also audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal controls over financial reporting based on our audits. We did not audit the financial statements of the Orange County-Poughkeepsie Limited Partnership (the “O-P Partnership”), an investment that was reflected in the consolidated financial statements using the equity method of accounting. The investment in the O-P Partnership represented 15% and 14% of total assets as of December 31, 2010 and 2009, respectively, and 299%, 124% and 113% of income before income taxes and extraordinary item for the years ended December 31, 2010, 2009 and 2008, respectively. The financial statements of the O-P Partnership were audited by other auditors whose report thereon has been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for the O-P Partnership, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warwick Valley Telephone Company and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Warwick Valley Telephone Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/WithumSmith+Brown, PC
Princeton, New Jersey
March 16, 2011

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2010	2009	2008
	($ in thousands except share and per share amounts)
Operating revenues	$24,426	$23,922	$22,990
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization expense)	11,978	10,744	8,938
Selling, general and administrative expenses	13,056	12,039	10,589
Depreciation and amortization	5,780	5,468	4,699
Loss on impairment of fixed assets	2,283	—	—
Total operating expenses	33,097	28,251	24,226
Operating loss	(8,671)	(4,329)	(1,236)
Other income (expense):
Interest income (expense), net of capitalized interest	33	(36)	(22)
Income from equity method investment	12,578	12,470	10,357
Bargain purchase gain on acquisition	—	1,749	—
Other income (expense), net	261	197	31
Total other income, net	12,872	14,380	10,366
Income before income taxes and extraordinary item	4,201	10,051	9,130
Income taxes	1,349	3,236	3,062
Income before extraordinary item	2,852	6,815	6,068
Extraordinary item, net of tax	—	—	(73)
Net Income	2,852	6,815	5,995
Preferred Dividends	25	25	25
Net Income Applicable to Common Stock	$2,827	$6,790	$5,970
Basic Earnings per common share
Income before extraordinary item	$0.53	$1.27	$1.13
Extraordinary item	—	—	(0.01)
Basic earnings per share	$0.53	$1.27	$1.12
Diluted earnings per common share
Income before extraordinary item	$0.52	$1.26	$1.13
Extraordinary item	—	—	(0.01)
Diluted earnings per share	$0.52	$1.26	$1.12
Weighted average shares of common stock used to calculate earnings per share
Basic	5,363,543	5,353,763	5,351,780
Diluted	5,407,994	5,384,506	5,357,872
Dividends declared per common share	$0.96	$0.88	$0.80

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	($ in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$10,899	$9,286
Short term investments	2,636	254
Accounts receivable – net of allowance for uncollectibles – $350 and $355 in 2010 and 2009, respectively	2,451	2,659
Other accounts receivable	94	160
Materials and supplies	986	988
Prepaid expenses	538	447
Prepaid income taxes	—	674
Deferred income taxes	—	57
Total current assets:	17,604	14,525
Property, plant and equipment, net	27,258	33,871
Unamortized debt issuance costs	21	39
Intangibles, net	217	212
Investment	7,681	7,669
Other assets	294	250
Total assets	$53,075	$56,566
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,174	$1,033
Current maturities of long-term debt	1,519	1,519
Advance billing and payments	397	333
Customer deposits	56	102
Deferred income taxes	38	—
Accrued taxes	1,041	249
Pension and post retirement benefit obligations	529	715
Other accrued expenses	2,262	1,366
Total current liabilities	7,016	5,317
Long-term debt, net of current maturities	1,139	2,658
Deferred income taxes	1,941	3,601
Pension and postretirement benefit obligations	6,554	7,085
Total liabilities	16,650	18,661
Shareholders’ equity
Preferred Shares – $100 par value; authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000	500	500
Common stock – $0.01 par value; authorized shares of 10,000,000 issued 6,054,741 and 6,013,421 shares at December 31, 2010 and 2009, respectively	60	60
Treasury stock – at cost, 635,189 and 633,683 common shares at December 31, 2010 and 2009, respectively	(4,770)	(4,748)
Additional paid in capital	4,063	3,650
Accumulated other comprehensive loss	(2,784)	(3,286)
Retained earnings	39,356	41,729
Total shareholders’ equity	36,425	37,905
Total liabilities and shareholders’ equity	$53,075	$56,566

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
	($ in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$2,852	$6,815	$5,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,780	5,468	4,699
Postretirement liability curtailment gain	—	—	(235)
Stock based compensation expense	341	128	35
Deferred income taxes	(1,859)	1,084	41
Impairment loss on video assets	2,283	—	—
Income from equity investment, net of distributions	(12)	99	508
Extraordinary item, net of tax	—	—	73
Bargain purchase gain	—	(1,749)	—
Changes in operating assets and liabilities, net of effects from 2009 business acquisition:
Accounts receivable	208	(176)	584
Other accounts receivable	66	68	(76)
Materials and supplies	2	268	433
Prepaid income taxes	674	(498)	(176)
Prepaid expenses	(91)	147	175
Deferred charges		—	26
Other assets	(45)	(19)	(21)
Accounts payable	141	258	(165)
Customers’ deposits	(46)	2	(16)
Advance billing and payment	64	108	(9)
Accrued taxes	792	131	38
Pension and post retirement benefit obligations	127	(625)	(401)
Other accrued expenses	896	(171)	(293)
Other liabilities and deferred credits	—	—	33
Net cash provided by operating activities	12,173	11,338	11,248
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,373)	(1,693)	(3,586)
Purchase of intangible assets	(63)	(16)	—
Sales of short-term investments	1,002	—	—
Purchase of short-term investments	(3,432)	(254)	—
Business acquisition	—	(1,487)	—
Net cash used in investing activities	(3,866)	(3,450)	(3,586)
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long term debt	(1,519)	(1,518)	(1,519)
Treasury stock purchases	(22)	—	—
Exercise of stock options	72	—	—
Dividends (Common and Preferred)	(5,225)	(4,761)	(4,315)
Net cash used in financing activities	(6,694)	(6,279)	(5,834)
Net increase in cash and cash equivalents	1,613	1,609	1,828
Cash and cash equivalents at beginning of year	9,286	7,677	5,849
Cash and cash equivalents at end of year	$10,899	$9,286	$7,677
Supplemental disclosure of cash flow information:
Interest paid	$110	$184	$400
Income taxes paid	$2,025	$2,805	$2,886

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Treasury Stock Shares	Treasury Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
($ in thousands except share amounts)
Balance, December 31, 2007	633,683	$(4,748)	5,000	$500	5,985,463	$60	$3,487	$37,995	$(875)	$36,419
Net income for the year								5,995		5,995
Change in Pension and Postretirement Benefit plans, net									(3,416)	(3,416)
Total Comprehensive Income										2,579
Stock options and restricted stock issued to employees as compensation							35			35
Restricted stock issued to employees					19,000
Dividends:
Common ($.80 per share)								(4,290)		(4,290)
Preferred ($5.00 per share)								(25)		(25)
Balance, December 31, 2008	633,683	(4,748)	5,000	500	6,004,463	60	3,522	39,675	(4,291)	34,718
Net income for the year								6,815		6,815
Change in Pension and Postretirement Benefit plans, net									1,005	1,005
Total Comprehensive Income										7,820
Stock options and restricted stock issued to employees as compensation							128			128
Restricted stock issued to employees					8,958
Dividends:
Common ($.88 per share)								(4,736)		(4,736)
Preferred ($5.00 per share)								(25)		(25)
Balance, December 31, 2009	633,683	(4,748)	5,000	500	6,013,421	60	3,650	41,729	(3,286)	37,905
Net income for the year								2,852		2,852
Change in Pension and Postretirement Benefit plans and unrealized losses on short-term investments, net									502	502
Total Comprehensive Income										3,354
Stock options and restricted stock issued to employees as compensation							341			341
Restricted stock issued to employees					34,654
Treasury stock purchased	1,506	(22)								(22)
Stock options exercised					6,666		72			72
Dividends:
Common ($.88 per share)								(5,200)		(5,200)
Preferred ($5.00 per share)								(25)		(25)
Balance, December 31, 2010	635,189	$(4,770)	5,000	$500	6,054,741	$60	$4,063	$39,356	$(2,784)	$36,425

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Warwick Valley Telephone Company (the “Company”) provides communications services to customers in the Towns of Warwick, Goshen, and Wallkill, New York and the Townships of Vernon and West Milford, New Jersey as well as upstate New York and selected other States. Services include providing local and toll telephone to residential and business customers, access and billing and collection services to interexchange carriers, Internet access, video service, conferencing, and Voice over Internet Protocol (“VoIP”).

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

The Company’s interest in the Orange County-Poughkeepsie Limited Partnership (“O-P”) is accounted for under the equity method of accounting (Note 13).

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

Revenue Recognition

The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) the delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and, (iv) collectability of the sales or service price is assured. Telephone and network access revenues are primarily derived from usage of the Company’s network and facilities. Telephone and network access revenues are recognized as the corresponding services are rendered to customers. Long distance revenue is recognized monthly as services are provided. Directory advertising revenue is recorded ratably over the life of the directory. Revenues from online services, which include broadband Internet and video, are recorded when the services are rendered. Other service and sales revenue is recognized when services are provided or the sales transactions are completed. It is the Company’s policy to classify sales taxes collected from its customers as a reduction of revenue. The Company recognizes certain regulatory revenue which includes Universal Service Funds (“USF”) and National Exchange Carrier Distribution (“NECA”) pool settlements revenue monthly when the payment is received from NECA.

Accounting for Asset Retirement and Environmental Obligations

Accounting for Asset Retirement and Environmental Obligations (“ASC Topic 410”) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard applies to legal obligations associated with the retirement of long-lived assets that results from the acquisition, construction, development, or normal use for the assets. ASC Topic 410 requires that a liability for an asset retirement obligation be recognized when incurred and reasonably estimable, recorded at fair value, and classified as a liability in the balance sheet. When the liability is initially recorded, the entity capitalizes the cost and increases the carrying value of the related long-lived asset. The liability is then accreted to its present value each period and the capitalized cost is depreciated

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

over the estimated useful life of the related asset. At the settlement date, the Company will settle the obligation for its recorded amount and recognize a gain or loss upon settlement. The Company has concluded that it does not have an asset retirement and environmental obligation as defined by ASC Topic 410 at December 31, 2010 and 2009.

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

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $471, $235 and $245 for 2010, 2009 and 2008, respectively.

Income Taxes

The Company records deferred taxes that arise from temporary differences between the financial statement and the tax basis of assets and liabilities. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred tax assets and deferred tax liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. The Company’s deferred taxes result principally from differences in the timing of depreciation and in the accounting for pensions and other postretirement benefits. The Company has recorded a valuation allowance against its deferred tax assets which are not expected to be realized.

Property, Plant and Equipment

The Company records property, plant and equipment at cost or fair market value for our acquired properties. Construction costs, labor and related costs related to installations, and interest during construction are capitalized. Costs of maintenance and repairs of property, plant and equipment are charged to operating expense. The estimated useful lives of support equipment (vehicles, computers, etc.) range from 3 to 19 years. The estimated useful lives of communication and network equipment range from 10 to 15 years. The estimated useful lives of Internet and video equipment range from 3 to 15 years. The estimated useful lives of buildings and other support equipment range from 14 to 50 years. Depreciation expense is computed using the straight line method.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an initial maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents consist primarily of money market mutual funds. The Company places its cash in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250. At times the deposits in banks may exceed the amount of insurance provided on such deposits. The Company monitors the financial health of those banking institutions. Historically, the Company has not experienced any losses on deposits.

Fair Value of Financial Instruments

As of December 31, 2010 and 2009, the Company’s financial instruments consisted of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The Company believes that the carrying values of cash, cash equivalents, short-term investments, accounts receivable and

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

accounts payable at December 31, 2010 and 2009 approximated fair value due to their short term maturity. Based on the borrowing rates currently available to the Company for loans of similar terms, the Company has determined that the carrying value of the long-term debt (including current maturities) approximates fair value.

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

Impairment of Long-Lived Assets

The Company reviews business conditions to determine the recoverability of the carrying value of its long-lived assets and goodwill related to equity investments on a periodic basis in order to identify business conditions which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If total expected future undiscounted cash flows are less than the carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected market value or future discounted cash flows) and the carrying value of the assets. The Company periodically performs evaluations of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. The cash flow projections include long-term forecasts of revenue growth, gross margins and capital expenditures. All of these items require significant judgment and assumptions. The Company believes its estimates are reasonable, based on information available at the time they were made (see Note 11). However, if the estimates of future cash flows are different, the Company may conclude that some of its long-lived assets were not recoverable, which would likely cause the Company to record a material impairment charge. Also, if future cash flows are significantly lower than projections, the Company may determine at some future date that all or a portion of its long-lived assets are not recoverable.

Pension and Postretirement Obligations

The Company follows ASC Topic 715, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This guidance requires the recognition of the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in its balance sheet. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. The Company is also required to recognize as a component of accumulated other comprehensive income (loss) changes to the balances of the unrecognized prior service cost and the unrecognized new actuarial loss, net of income taxes that arise during the period. The Company is also required to measure defined benefit plan assets and obligations as of the date of the Company’s year-end, which the Company has done. ASC 715 requires additional disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Comprehensive Loss

The Company reports comprehensive loss on the Consolidated Statements of Shareholders’ Equity and accumulated other comprehensive loss on the Consolidated Balance Sheets. Additional information regarding comprehensive income is contained in Note 8.

Changes to the balances of the unrecognized prior service cost and the unrecognized net actuarial loss, net of income taxes, associated with the Company’s pension and postretirement benefit plans and unrealized losses associated with short-term investments are recorded as a component of other comprehensive loss. Additional information regarding accounting policies associated with benefit plans is contained in Note 16.

Stock-Based Compensation

The Company has adopted the fair value recognition provisions of ASC Topic 718 Stock Compensation share based payments, which requires that companies’ measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The Company provides compensation benefits by issuing restricted stock and stock options. The Company recorded $341, $128 and $35 in 2010, 2009 and 2008, respectively, as stock based compensation.

Reclassifications

Certain items in the 2008 and 2009 segment information (see Note 9) have been reclassified in order to conform to the 2010 presentation.

NOTE 2: BUSINESS ACQUISITION

On April 24, 2009, Warwick Valley Mobile Telephone Company, Inc. (“WVMT”), a wholly-owned subsidiary of the Company, purchased certain assets of US Datanet under the terms of an Asset Purchase Agreement. The assets acquired included its VoIP line of business, which provides communication services for commercial customers conferencing and wholesale lines of business. This asset purchase extended the Company’s VoIP services to upstate New York and various other states, and expanded the scope of the Company’s product offerings to include, conferencing and wholesale. This transaction is a step in the execution of the Company’s corporate strategy to expand the Company’s business beyond our regulated franchise area.

Under the terms of the asset purchase agreement, the Company purchased certain assets from US Datanet for $1,487 in cash. Additionally, included in selling, general and administrative expenses are $214 of expenses relating to the acquisition in 2009. The seller, US Datanet, was in bankruptcy under Chapter 11, and its assets were sold under a court approved sale. The acquisition has been accounted as a business combination. The values of the acquired assets have been calculated by independent appraisers as of the acquisition date. These appraisals were completed in the fourth quarter of 2009.

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

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 2: BUSINESS ACQUISITION  – (continued)

The following table summarizes the consideration and the fair values of the assets acquired on April 24, 2009:

Consideration
Cash	$1,487
Recognized fair value amounts of identifiable assets acquired
Inventory	$98
Internet communications equipment and furniture and fixtures	3,017
Intangible assets	121
$3,236
Bargain purchase gain	$1,749

As of the acquisition date, the Company recorded a deferred tax liability in the amount of $676, relating to the difference in basis between financial statements and income tax of the assets acquired. This resulted in a net of tax bargain purchase gain of $1,073.

The revenue and earnings (loss) before bargain purchase gain from the acquired assets since April 24, 2009 are included in the Company’s consolidated income statement for the year ended December 31, 2009 and were $1,964 and ($927), respectively.

The following unaudited pro forma consolidated results of operations for the Company for the year ended December 31, 2009, assume that the asset purchase occurred on January 1, 2009. Pro forma results for the comparable years prior to 2008 are not presented because it requires significant estimates of amounts relating to the product lines associated with the assets purchased, and it is impracticable to objectively distinguish information about those amounts from the historical records of US Datanet. The unaudited pro forma information presents the combined operating results of the purchased lines of business and the Company, with the results prior to the asset purchase date adjusted for amortization of intangibles and depreciation of fixed assets.

These unaudited pro forma results for the year ended December 31, 2009 do not purport to be indicative of the results that would have been obtained if the asset purchase occurred as of January 1, 2009, nor does the unaudited pro forma data intend to be a projection of results that may be obtained in the future.

Year Ended
December 31, 2009
Revenue	$24,963
Net income	$5,401
Earnings per common share:
Basic	$1.01
Diluted	$1.00

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 3: DISCONTINUANCE OF ACCOUNTING FOR REGULATED ENTERPRISES

In the third quarter of 2008, the Company determined that it was no longer appropriate for them to report their financial results following the accounting for Regulated Operations prescribed by ASC Topic 980. This decision was based on the Company’s increasing access line losses due to increased levels of competition in its ILEC service areas. Cable television and wireless operators compete directly with the Company’s service offerings. The presence of those alternative telecommunication providers had transformed a pricing structure historically based on the recovery of costs to a pricing structure based on market conditions. The Company had reacted to those changed conditions by aggressively marketing programs based on service bundling and discounts. As a result of this decision, the Company reported a non-cash extraordinary loss of $73, net of a tax effect of $39, upon discontinuance of the provisions of ASC Topic 980, as required by ASC Topic 980-20 Discontinuation of Rate-Regulated Accounting.

The components of the non-cash extraordinary loss are as follows:

	Before Tax Effects	After Tax Effects
Write-Off of Regulatory Asset	$(736)	$(479)
Write-Off of Regulatory Liability	624	406
Total	$(112)	$(73)

NOTE 4: NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU Number 2009-13, “Revenue Recognition (ASC Topic 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.” This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules. The Company is required to adopt this ASU prospectively for new or materially modified agreements entered into in fiscal years beginning on or after June 15, 2010. The Company is evaluating the impact of this ASU, but does not expect its adoption to have a material effect on our financial position or results of operations.

In January 2010, FASB issued ASU Number 2010-6, “Fair Value Measurements and Disclosures Improving Disclosure about Fair Value Measurements” (ASC Topic 820) which amends previously released guidance on fair value measurements and disclosures. The amendment requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. The Company adopted this ASU in 2010. The adoption of this ASU did not have a material effect on the Company’s financial position or results of operations.

In July 2010, The FASB has issued ASU No. 2010-20, Receivables (ASC Topic 310): “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This standard update requires that entities disclose information at more disaggregated levels than currently required. For public entities, the disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted this standard update in 2010. The adoption of this standard update did not have a significant impact on our consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 5: SHORT-TERM INVESTMENTS

The following is a summary of the Company’s short-term investments classified as available for sale at December 31, 2010 and December 31, 2009, respectively:

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
December 31, 2009
Bank certificate of deposit	$254	$—	$254
December 31, 2010
Bank certificate of deposit	$257	$—	$257
Corporate bonds	2,143	(44)	2,099
Foreign bonds	284	(4)	280
	$2,684	$(48)	$2,636

The Company believes that the gross unrealized losses of our short-term investments at December 31, 2010 are temporary, and the Company has the ability to hold the corporate and foreign bond investments until all of its costs are recovered.

NOTE 6: FAIR VALUE

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of December 31, 2009:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Short-term investments	$254	$—	$—	$254

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2010:

	Level 1(1)	Level 2(2)	Level 3(3)	Total
Short-term investments	$257	$2,379	$—	$2,636

(1)	Quoted prices in active markets for identical assets or liabilities.
(2)	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Short-term investments classified as Level 2 are comprised of domestic and foreign bonds. While quoted prices in active markets for certain of these debt securities are available, for some they are not.
(3)	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 7: EARNINGS PER SHARE

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

Weighted average number of shares of common shares and equivalents used in diluted earnings per share for the years ended December 31:

	2010	2009	2008
Weighted average shares of common stock used in basic earnings per share	5,363,543	5,353,763	5,351,780
Effects of stock options	24,621	8,284	157
Effects of restricted stock	19,830	22,459	5,935
	5,407,994	5,384,506	5,357,872

NOTE 8: OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consisted of the following for the years ended December 31:

	2010	2009	2008
Pension and postretirement benefits plans	$868	$1,561	$(5,369)
Unrealized loss on investments	(48)	—	—
Related deferred income taxes	(318)	(556)	1,953
Total other comprehensive income (loss)	$502	$1,005	$(3,416)

NOTE 9: SEGMENT INFORMATION

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

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 9: SEGMENT INFORMATION  – (continued)

Segment income statement information for the years ended December 31:

	2010	2009	2008
Segment operating revenues
Telephone	$19,328	$18,836	$19,191
Online	7,285	6,896	5,475
Eliminations	(2,187)	(1,810)	(1,676)
Total segment operating revenues	$24,426	$23,922	$22,990
Segment operating expenses, exclusive of impairment loss, depreciation and amortization
Telephone	$19,050	$17,131	$16,991
Online	7,891	7,510	4,473
Eliminations	(1,907)	(1,858)	(1,937)
Total segment operating expenses, exclusive of impairment loss, depreciation and	$25,034	$22,783	$19,527
Segment operating income (loss), exclusive of impairment loss, depreciation and amortization
Telephone	$278	$1,705	$2,200
Online	(606)	(614)	1,002
Eliminations	(280)	48	261
Total segment operating income (loss), exclusive of impairment loss, depreciation and amortization	$(608)	$1,139	$3,463

The following table reconciles segment operating income (loss) to income before income taxes for the years ended December 31, 2010, 2009 and 2008;

	2010	2009	2008
Segment operating income (loss)	$(608)	$1,139	$3,463
Total depreciation and amortization	(5,780)	(5,468)	(4,699)
Impairment loss on video assets	$(2,283)	—	—
Interest income, (expense), net	33	(36)	(22)
Income from equity investment	12,578	12,470	10,357
Bargain purchase gain	—	1,749	—
Other (expenses) income, net	261	197	31
Income before income taxes	$4,201	$10,051	$9,130

Certain regulatory revenue which includes Universal Service Funds (“USF”) and National Exchange Carrier Association (“NECA”) pool settlements, has accounted for $3,902 or 16%, $3,352 or 14% and $2,744 or 12% of the Company’s revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Accounts receivable for certain regulatory revenue represents 18% and 19% of consolidated accounts receivable at December 31, 2010 and 2009, respectively.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 10: MATERIAL AND SUPPLIES

Material and supplies are carried at average cost. As of December 31, 2010 and 2009, material and supplies consisted of the following:

	2010	2009
Inventory for outside plant	$368	$386
Inventory for inside plant	295	321
Inventory for online equipment	227	175
Inventory for video equipment	72	79
Inventory of equipment held for sale or lease	24	27
	$986	$988

NOTE 11: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following as of December 31:

	2010	2009
Land, buildings and other support equipment	$9,677	$9,687
Network communications equipment	35,131	34,655
Telephone plant	29,847	28,986
Online plant	7,113	14,152
Plant in service	81,768	87,480
Plant under construction	108	307
	81,876	87,787
Less: Accumulated depreciation	54,618	53,916
Property, plant and equipment, net	$27,258	$33,871

Depreciation expense is principally based on the composite group method. Depreciation expense for the years ended December 31, 2010, 2009, and 2008, was $5,703, $5,419 and $4,686, respectively.

The Company reviews the recoverability of our long-lived assets, including buildings, equipment, internal-use software and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The Company has evaluated the nonrecurring fair value tabular disclosure requirements related to the impairment of landline video assets, which are considered to be level 3 input, such valuation was based on undiscounted cash flows. Such disclosures were not considered significant to the Company’s consolidated financial statements. For the year ended December 31, 2010 the Company determined that its landline video assets consisting of head-end equipment, related network equipment and customer premise equipment were impaired. The Company recorded an asset impairment charge of $2,283 which represents 100% of the carrying net value of the landline video assets. This impairment charge resulted from customers who migrated to DIRECTV under the Company’s reseller agreement with DIRECTV or to a competitor resulting in lost landline video revenue.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 12: INTANGIBLE ASSETS

Intangible assets include certain software licenses and customer contracts with estimated useful lives ranging from 3 to 10 years and consisted of the following as of December 31:

	2010	2009
Other intangible assets	$318	$254
Less: Accumulated amortization	101	42
Intangible assets, net	$217	$212

Amortization expense for the years ended December 31, 2010, 2009, and 2008 was $59, $36 and $6, respectively.

Future amortization expense is expected to be recorded as follows:

Year	Amount
2011	$64
2012	64
2013	58
2014	26
2015	5

NOTE 13: ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

The Company is a limited partner in O-P and had an 8.108% equity interest as of December 31, 2010 and 2009 which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East L.P.

As of December 31, the value of the Company’s holding in O-P is as follows:

	2010	2009
Equity interest in O-P Partnership	$3,600	$3,588
Goodwill	4,081	4,081
	$7,681	$7,669

The following summarizes O-P’s audited income statement for the years ended December 31:

	2010	2009	2008
Net Revenue	$187,985	$183,839	$158,720
Cellular service cost	23,859	21,735	21,954
Operating expenses	10,035	9,830	9,975
Operating income	154,091	152,274	126,791
Other income	1,034	1,522	946
Net income	$155,125	$153,796	$127,737
Company share	$12,578	$12,470	$10,357

The following summarizes O-P’s audited balance sheet as of December 31:

	2010	2009
Current assets	$10,916	$9,048
Property, plant and equipment, net	34,294	35,789
Total assets	$45,210	$44,837
Total liabilities	$818	$570
Partners’ capital	44,392	44,267
Total liabilities and partners’ capital	$45,210	$44,837

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 13: ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP  – (continued)

The Company recently learned that our O-P general partner has decided to exclude future income which may be derived from the latest technological advance in cellular services (known as 4G) from the O-P partnership. The Company has been advised by our general partner that this decision will not have any short term adverse impact on the income we derive from O-P. The Company has begun a dialogue with our general partner in an effort to come to a mutually satisfactory arrangement regarding O-P and 4G. The Company and our general partner have both expressed interest in amicably addressing this issue. The Company’s dialogue is in the very early stages and terms have not been discussed in any meaningful specificity. If the Company cannot come to mutually satisfactory and acceptable terms over the use of 4G by O-P or other alternative arrangements, it remains unclear what type of long term impact the exclusion of 4G related income will have on our O-P income beyond the next 12 months.

NOTE 14: DEBT OBLIGATIONS

Debt obligations consisted of the following at December 31:

	2010	2009
Current maturing long-term debt – CoBank, ACB	$1,519	$1,519
CoBank, ACB unsecured credit facility	1,139	2,658
Total debt obligation	$2,658	$4,177

The CoBank loan remains outstanding until all indebtedness and obligations of the Company under the facility have been paid or satisfied, but no later than July 2012 (the “Maturity Date”). The unpaid principal balance accrues interest at an interest rate determined or selected by the Company. The Company may select a variable rate option, a long-term fixed rate option or a LIBOR option. The Company selected the variable rate option, and the average interest rate on borrowings for the years ended December 31, 2010, 2009, and 2008 was approximately 2.96%, 3.04%, and 4.87%, respectively. Interest is paid quarterly each January, April, July and October. The outstanding principal is being repaid in 32 consecutive quarterly installments which started in October 2004, with the last such installment due on the Maturity Date. On the Maturity Date, the amount of the unpaid principal plus accrued interest and fees is due in full.

Future aggregate principal payments under this loan agreement are as follows:

2011	1,519
2012	1,139
Total	$2,658

Under the terms of the CoBank facility, the Company is required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios, as set forth in the agreement, as well as certain financial reporting requirements. As of December 31, 2010, the Company was in compliance with all loan covenants.

The Company has an unsecured line of credit in the amount of $4,000 with Provident Bank. Any borrowings under this line of credit are on a demand basis without restrictions, and at a variable lending rate. The Company had no outstanding balance on this facility at December 31, 2010 and 2009.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 15: INCOME TAXES

The federal and state components of the provision for (benefit from) income taxes are presented in the following table:

	For the Years Ended December 31,
	2010	2009	2008
Provision (benefit) for income tax
Current:
Federal	$3,208	$2,195	$2,736
State and local	—	(43)	72
	3,208	2,152	2,808
Deferred:
Federal	(1,548)	936	328
State and local	(311)	148	(74)
	(1,859)	1,084	254
Provision for income taxes	$1,349	$3,236	$3,062

Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of differences in the book and tax basis of certain assets and liabilities.

Deferred income tax liabilities and assets consist of the following:

	At December 31,
	2010	2009
Deferred income tax assets:
Employee pensions and other benefits	$2,594	$2,828
State net operating loss carryforwards	489	281
Other	19	56
Total deferred income tax assets	3,102	3,165
Valuation allowance	(125)	—
Deferred income tax liabilities:
Property, plant and equipment	(4,446)	(6,449)
Intangible assets	(47)	(42)
Other	(463)	(218)
Total deferred income tax liabilities	(4,956)	(6,709)
Net deferred income tax liability	$(1,979)	$(3,544)

The Company established a valuation allowance of $125 at December 31, 2010 against certain state net operating loss (principally New Jersey) carryforwards. The Company was unable to conclude that it was more likely than not that it would realize these losses prior to their expiration. The Company will continue to refine and monitor all available evidence during future periods to evaluate the recoverability of its deferred tax assets.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 15: INCOME TAXES  – (continued)

The difference between tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

	Years Ended December 31,
	2010	2009	2008
Statutory rate applied to pre-tax income	$1,428	$3,417	$3,104
Add (deduct):
State income taxes, net	(330)	69	5
Valuation allowance – state	125	—	—
Other	126	(250)	(47)
Income taxes	$1,349	$3,236	$3,062

Accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless they are expected to be paid within one year. The Company adopted the new accounting guidance for uncertain tax positions on January 1, 2007. The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements as of December 31, 2010 and 2009, respectively.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. For the years ended December 31, 2010, 2009 and 2008 there was no interest expense relating to unrecognized tax benefits.

The Company has state net operating loss carry-forwards in the amount of approximately $18,000 as of December 31, 2010. These losses expire through 2017.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2007 and thereafter. In 2010, the IRS completed its examination of the Company’s 2006 and 2007 federal income tax returns. As a result of such examination, the Company received a net refund of approximately $459 from the IRS.

State income tax returns are generally subject to examination for a period of 3 to 5 years after filing the respective return. The impact of any federal changes on state returns remains subject to examination by the relevant states for a period of up to one year after formal notification to the states.

Note 16: PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company has two defined benefit pension plans covering all management and non-management employees who are at least 21 years of age, have completed one year of service and have been hired before May 1, 2003 for the non-management plan and March 1, 2005 for the management plan. Benefits are based on years of service and the average of the employee’s three highest consecutive years’ base compensation. The Company’s policy is to fund the minimum required contribution disregarding any credit balance arising from excess amounts contributed in the past. Per regulatory requirements and prior to the discontinued use of regulatory accounting, the Company recognized additional expense of $26 in 2008. The amount expensed was $204 for the year ended December 31, 2008.

The Company sponsors a postretirement medical benefit plan that covers all employees that retire directly from active service on or after age 55 with at least 10 years of service. The projected unit credit actuarial method was used in determining the cost of future benefits. Assets of the plan are principally invested in the fixed income securities and a money market fund. The Company uses an annual measurement date of December 31 for all of its benefit plans.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

Note 16: PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS  – (continued)

The components of the pension and postretirement expense (credit) for the years ended December 31 are as follows:

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Components of Net Periodic Costs:
Service cost	$—	$—	$—	$11	$37	$34
Interest cost	869	875	885	246	236	241
Expected return on plan assets	(820)	(668)	(974)	(161)	(158)	(154)
Amortization of transition asset	—	—	—	28	28	28
Amortization of prior service cost	56	56	56	(330)	(330)	(330)
Recognized actuarial loss	873	713	210	94	101	100
Net curtailment (gain)	—	—	—	—	—	(235)
Net periodic loss (gain)	$978	$976	$177	$(112)	$(86)	$(316)

Amounts recognized in other comprehensive loss (income) and net periodic cost (income) before tax for pension and other postretirement plan consisted of the following:

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Actuarial net (gain) loss:	$(1,244)	$(1,621)	$5,606	$130	$(186)	$(344)
Transition obligation / (asset)	—	—	—	(28)	(28)	(144)
Prior service (credit) cost	(56)	(56)	(56)	330	330	307
Total recognized in other comprehensive (income) loss	$(1,300)	$(1,677)	$5,550	$432	$116	$(181)
Total recognized in net periodic benefit cost (income) and other comprehensive (income) loss	$(322)	$(701)	$5,727	$320	$30	$(497)

The estimated amounts for the defined benefit pension plans and the postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost (income) over the next fiscal year are as follows:

	Pension Plans	Postretirement Benefits
Amortization of net actuarial loss	$742	$99
Amortization of prior service cost (credit)	$56	$(330)
Amortization of transition obligation / (asset)	$—	$28

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

Note 16: PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS  – (continued)

The following table presents a summary of the projected benefit obligation and plan assets of the plans at December 31:

	Pension Benefits		Postretirement Benefits
Change in Benefit Obligation	2010	2009	2010	2009
Benefit obligation, beginning of year	$15,708	$15,551	$4,301	$4,373
Service cost	—	—	11	36
Interest cost	869	876	246	236
Plan amendments	—	—	—	—
Actuarial losses (income)	326	124	142	(206)
Benefit payments	(883)	(843)	(120)	(138)
Impact of curtailment	—	—	—	—
Benefit obligation, end of year	16,020	15,708	4,580	4,301
Changes in Fair Value of Plan Assets
Fair value of Plan Assets, beginning of year	10,469	8,311	2,018	1,980
Actual return on plan	1,518	1,701	78	38
Employer contributions	586	1,300	120	138
Benefit payments	(883)	(843)	(120)	(138)
Fair value of plan assets, end of year	11,690	10,469	2,096	2,018
Unfunded status at end of year	$(4,330)	$(5,239)	$(2,484)	$(2,283)

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Pension and postretirement benefit obligations – current	$(569)	$(586)	$(120)	$(129)
Pension and postretirement benefit obligations – long term	(3,761)	(4,653)	(2,364)	(2,154)
Total	$(4,330)	$(5,239)	$(2,484)	$(2,283)

Amounts recognized in the accumulated other comprehensive loss, net of tax, consisted of the following:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Actuarial net (loss) gain	$(2,177)	$(2,955)	$(1,279)	$(1,189)
Transition obligation / (asset)	—	—	(37)	(54)
Net prior service credit	(222)	(256)	962	1,168
Total	$(2,399)	$(3,211)	$(354)	$(75)

Actuarial assumptions used to calculate the projected benefit obligation were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Discount rate	5.50%	5.75%	5.50%	5.75%
Expected return on plans	8.00%	8.00%	8.00%	8.00%
Healthcare cost trend	—	—	7.00 – 9.00%	7.50 – 9.50%

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

Note 16: PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS  – (continued)

Actuarial assumptions used to calculate net periodic benefit cost were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Discount rate	5.50%	5.75%	5.50%	5.75%
Expected return on assets	8.00%	8.00%	8.00%	8.00%

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

The Company’s pension plans had an unfunded projected benefit obligation of $4,330 as of December 31, 2010. The projected benefit obligation of $16,020 at December 31, 2010 was in excess of plan assets of $11,690. The Company’s postretirement plans had an unfunded projected benefit obligation of $2,484 as of December 31, 2010. The projected benefit obligation of $4,580 at December 31, 2010 was in excess of plan assets of $2,096.

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

The projected benefit obligation exceeded the fair value of plan assets and the Company was required to record a minimum pension liability in the Consolidated Balance Sheet as of December 31, 2010. The effect of this adjustment was a decrease in the pension liability of $868 and a decrease in accumulated other comprehensive loss of $567, net of tax. These are non-cash items and consequently have been excluded from the consolidated statements of cash flows. The health care cost trend rates (representing the assumed annual percentage increase in claim costs by year) was 7.0% for the pre-65 trend rate and 9.0% for the post-65 trend rate, with each of these grading down to 5%, by 0.5% per year. The Company’s most recent actuarial calculation anticipates that this trend will continue into 2011. An increase in the assumed health care cost trend rate by 1% would increase the accumulated postretirement benefit obligation as of December 31, 2010 by approximately $562 and the aggregate of the service and interest cost components of postretirement expense for the year then ended by approximately $32. A 1.0% decrease in the health care cost trend rate would decrease these components by $476 and $27, respectively.

Plan Assets

The Company diversifies its pension and postretirement plan assets across domestic and international common stock and fixed income asset classes.

As of December 31, 2010, the current target allocations for pension and postretirement plan assets are 40 – 50% for equity securities, 50 – 60% for fixed income securities and 0 – 5% for cash and certain other investments.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

Note 16: PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS  – (continued)

The fair values of our pension plan assets at December 31, 2010 by asset category are as follows:

Asset Category	Market Value at 12/31/2010	Level 1	Level 2	Level 3	Total
Equity securities(a)	$6,125	$6,125	$—	$—	$6,125
Fixed income securities(b)	5,073	5,073	—	—	5,073
Cash and cash equivalents(c)	492	492	—	—	492
Total pension assets	$11,690	$11,690	$—	$—	$11,690

The fair values of our postretirement plan assets at December 31, 2010 by asset category are as follows:

Asset Category	Market Value	Level 1	Level 2	Level 3	Total
Fixed income securities(b)	$1,635	$1,635	$—	$—	$1,635
Cash and cash equivalents(c)	461	461	—	—	461
Total pension assets	$2,096	$2,096	$—	$—	$2,096

(a)	This category includes funds invested in equity securities of large, medium and small-sized companies and equity securities of international markets. The funds are valued using the market value for the underlying investments.
(b)	This category includes funds invested in fixed income instruments. The funds are valued using the market value for the underlying investments.
(c)	This category comprises cash held to pay beneficiaries. The fair value equals its book value.

In accordance with its contribution policy, the Company expects to contribute $586 to its pension plan.

Benefit payments, under the provisions of the plans, are expected to be paid as follows:

	Pension Benefits	Postretirement Benefits – Net after subsidy
2011	$948	$256
2012	959	268
2013	950	280
2014	963	296
2015	995	289
2016 – 2020	5,705	1,414

The Company also has a Defined Contribution 401(k) Plan covering substantially all employees. Under the plan, employees may contribute up to 100% of compensation not to exceed certain legal limitations. In September 2007, the Company modified the management 401(k) plan from 100% to 50% match of the employee contribution. This effectively changed the Company’s maximum contribution from 9% to 4.5%. The Company contributed and expensed $586, $246 and $289 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has deferred compensation agreements in place for certain former officers which became effective upon retirement. These non-qualified plans are not currently funded and a liability representing the present value of future payments has been established, with balances of $269 and $278 as of December 31, 2010 and 2009, respectively.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 17: STOCK BASED COMPENSATION

The Company has established a Stock Plan to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock. The Stock Plan authorized for future issuance a total of 500,000 shares of common stock, which may be either authorized but unissued shares or shares that have been reacquired by the Company and designated as treasury shares. As of December 31, 2010 and 2009, 270,089 and 348,411 shares of common stock were available, respectively, for grant under the Stock Plan. The Stock Plan permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares. The exercise price per share of the Company’s common stock purchasable under any stock option and stock appreciation rights shall not be less than 100% of the fair market value of one share of common stock on the date of grant. The term of any stock option and stock appreciation rights shall not exceed ten years. Restricted stock and restricted stock units are subject to vesting restrictions.

Restricted Common Stock Awards

The following table summarizes the restricted common stock granted to certain eligible participants for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Restricted stock granted
Shares	35,004	16,550	19,000
Grant date weighted average fair value per share	$13.22	$10.99	$10.78

Stock-based compensation expense for restricted stock awards of $272, $86 and $23 was recorded for the years ended December 31, 2010, 2009 and 2008, respectively. Restricted stock awards are amortized over their respective vesting periods ranging from two to three years. The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis and has not estimated expected forfeitures for these restricted common shares.

The following table summarizes the restricted common stock activity during the years ended December 31, 2010, 2009 and 2008:

	Shares	Grant Date Weighted Average per Share
Balance – January 1, 2008	—	$—
Granted	19,000	10.78
Vested	—	—
Forfeited	—	—
Balance – December 31, 2008	19,000	—
Granted	16,550	10.99
Vested	(6,332)	10.78
Forfeited	(7,592)	10.53
Balance – December 31, 2009	21,626	11.03
Granted	35,004	13.22
Vested	(8,807)	10.99
Forfeited	(450)	12.78
Balance – December 31, 2010	47,373	12.64

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 17: STOCK BASED COMPENSATION  – (continued)

Stock Options

The following tables summarize stock option activity for the year ended December 31, 2010, 2009 and 2008, along with options exercisable at the end of each period:

Options	Shares	Weighted Average Exercise Price
Outstanding – January 1, 2008	—	$—
Stock options granted	90,500	10.78
Exercised	—	—
Forfeited	—	—
Outstanding – December 31, 2008	90,500	$10.78
Stock options granted	64,499	10.64
Exercised	—	—
Forfeited	(31,368)	10.60
Outstanding – December 31, 2009	123,631	$10.76
Stock options granted	43,768	12.88
Exercised	(6,666)	10.78
Forfeited	—	—
Outstanding – December 31, 2010	160,733	$11.33
Vested and expected to vest at December 31, 2008	90,500
Exercisable at December 31, 2008	—
Vested and expected to vest at December 31, 2009	123,631
Exercisable at December 31, 2009	30,166
Vested and expected to vest at December 31, 2010	160,733
Exercisable at December 31, 2010	62,486

The stock options vest over a three-year period.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 17: STOCK BASED COMPENSATION  – (continued)

The following table summarizes information about fixed price stock options outstanding at December 31, 2010, 2009 and 2008:

Exercise Price per Share	Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
December 31, 2008
$10.78	90,500	$10.78	9.60	—
Exercisable at December 31, 2008	—	—	—	—
December 31, 2009
$10.78	77,166	$10.78	8.69
$10.02	30,948	$10.02	9.22
$11.20	7,517	$11.20	9.32
$12.97	7,000	$12.97	9.90
$12.76	1,000	$12.76	9.99
	123,631	$10.76	8.94	$289
Exercisable at December 31, 2009	30,166	$10.78	8.69	$70
December 31, 2010
$10.78	70,500	$10.78	7.69
$10.02	30,948	$10.02	8.22
$11.20	7,517	$11.20	8.32
$12.97	7,000	$12.97	8.90
$12.76	1,000	$12.76	8.99
$12.88	43,768	$12.88	9.15
	160,733	$11.33	8.09	$421
Exercisable at December 31, 2010	62,486	$10.76	7.73	$205

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day, December 31, 2010, 2009 and 2008, respectively, and the exercise price times the number of shares) that would have been received by the option holders had all the option holders exercised in the money options on December 31, 2010, 2009 and 2008, respectively. This amount changes based on the grant date fair market value of the Company’s common stock.

The fair value of the above stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2010, 2009 and 2008:

Options	2010	2009	2008
Expected life (in years)	10	10	10
Interest rate	3.78%	2.75%	3.66%
Volatility	31.70%	30.74%	27.94%
Dividend yield	6.83%	8.34%	7.42%
Weighted-average fair value per share at grant date	$1.92	$1.04	$1.17

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 17: STOCK BASED COMPENSATION  – (continued)

The following table presents the total stock-based compensation expense resulting from stock options and restricted stock granted to employees that are included in the Company’s consolidated statements of income for the years ended December 31, 2010, 2009 and 2008. Compensation expense related to stock options granted was $69, 42 and $12 in 2010, 2009 and 2008, respectively.

Stock-Based Compensation Expense	2010	2009	2008
Cost of services and products	$40	$—	$—
Selling, general and administrative expense	301	128	35
	$341	$128	$35

As of December 31, 2010, $483 of total unrecognized compensation expense related to stock options and restricted stock is expected to be recognized over a weighted average period of approximately 1.28 years.

NOTE 18: SHAREHOLDERS’ EQUITY

The Company has 10,000,000 authorized common shares, par value of $0.01 per share; 5,000 authorized preferred shares, par value $100 per share; and 10,000,000 authorized preferred shares, par value $0.01 per share.

NOTE 19: COMMITMENTS AND CONTINGENCIES

The Company currently has an operating lease to rent space on a tower to transmit video content from its head end facility. The Company also leases vehicles for operations as well as office space in Vernon, New Jersey and Syracuse, New York. In addition, the Company has entered into certain long-term agreements to access trunk lines from other carriers to transmit voice, video and data. Total expenses associated with these agreements were $2,259, $2,114 and $1,266 in 2010, 2009 and 2008, respectively.

The future aggregate commitment as of December 31, 2010 is as follows:

2011	$680
2012	142
2013	124
2014 and thereafter	31
Total	$977

From time to time the Company is involved in litigation relating to legal claims arising in the normal course of business. These claims are generally covered by insurance. The Company is not currently subject to any litigation which, singularly or in the aggregate, could reasonably be expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share and per share amounts)

NOTE 20: QUARTERLY INFORMATION (UNAUDITED)

	Calendar Year Quarters
	First	Second	Third	Fourth	Total
Year ended December 31, 2010
Revenue	$6,059	$5,888	$6,250	$6,229	$24,426
Operating loss	(1,464)	(1,578)	(1,626)	(4,003)	(8,671)
Net income (loss)(1)	945	876	1,266	(235)	2,852
Basic earnings per share	$0.18	$0.16	$0.24	$(0.05)	$0.53
Diluted earnings per share	$0.17	$0.16	$0.23	$(0.05)	$0.52
Weighted average shares of common stock used to calculate earnings per share:
Basic	5,358,366	5,360,611	5,362,433	5,369,749	5,363,543
Diluted(2)	5,378,114	5,398,727	5,407,192	5,369,749	5,407,994
Year ended December 31, 2009
Revenue	$5,542	$5,845	$6,443	$6,092	$23,922
Operating loss	(934)	(1,080)	(655)	(1,660)	(4,329)
Net income(3)	1,427	1,407	1,670	2,311	6,815
Basic earnings per share	$0.27	$0.26	$0.31	$0.43	$1.27
Diluted earnings per share	$0.27	$0.26	$0.31	$0.42	$1.26
Weighted average shares of common stock used to calculate earnings per share:
Basic	5,351,780	5,351,780	5,353,311	5,358,112	5,353,763
Diluted	5,372,006	5,399,216	5,398,167	5,403,248	5,384,506

(1)	Included in net loss in the fourth quarter of 2010 is a loss on impairment on fixed assets of $2,283.
(2)	As a result of the net loss in the fourth quarter of 2010 there is no diluted earnings per share.
(3)	Included in net income in the fourth quarter of 2009 is a pre-tax bargain purchase gain of $1,749.

NOTE 21: SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date. Based on this evaluation, the Company has determined that no subsequent events, except for the matters discussed below, have occurred which require disclosure in the consolidated financial statements.

In January 2011 the Company’s subsidiary Hometown Online, Inc., reached an agreement with the municipal authorities in the Town of Goshen, NY to terminate its cable franchise to provide video services.

In January 2011 the Company awarded shares 9,773 of restricted stock to directors of the Company under the Company’s Stock Plan. In February 2011 the Company awarded 19,861 shares of restricted stock and 25,234 stock options to employees, and in March 2011 the Company awarded 25,542 shares of restricted stock and 128,620 stock options to its executives under the Company’s Stock Plan.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

This item is not applicable.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of December 31, 2010, our management carried out an assessment, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As a result of this assessment, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In performing its assessment of the effectiveness of our internal control over financial reporting, management applied the criteria described in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of internal control over financial reporting as of December 31, 2010 has been audited by WithumSmith+Brown, PC, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our fiscal year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

This item is not applicable.

Part III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is incorporated herein by reference from the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and the captions “Determination of Number of Directors and Election of Directors — Information About Nominees for Election as Directors,” “Corporate Governance — Ethics and Values,” “Corporate Governance — Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the year ended December 31, 2010.

Item 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated herein by reference from the information set forth under the caption “Compensation of Named Executive Officers” in our 2011 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the year ended December 31, 2010.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12, with the exception of the information presented in the table below, is incorporated herein by reference from the information set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our 2011 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the year ended December 31, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2010:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price per share of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	208,106	$11.33	270,089
Equity compensation plans not approved by security holders	—	—	—
Total	208,106	$11.33	270,089

(1)	See Note 17 to the Consolidated Financial Statements.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated herein by reference from the information set forth under the captions “Corporate Governance — Director Independence;” and “Certain Relationships and Related Transactions — Policies and Procedures for Review, Approval or Ratification of Related Party Transactions” in our 2011 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the year ended December 31, 2010.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference from the information set forth under the captions “Ratification of the Selection of Our Independent Registered Public Accounting Firm — Fees Paid to WithumSmith+Brown, PC” and “Pre-approval Policy” in our 2011 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the year ended December 31, 2010.

Part IV.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 16, 2011 appearing in the 2010 Annual Report on Form 10-K of Warwick Valley Telephone Company also included an audit of the financial statement schedule listed in Item 15 of this Annual Report on Form 10-K for the year ended December 31, 2010. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ WithumSmith+Brown, PC
Princeton, New Jersey
March 16, 2011

WARWICK VALLEY TELEPHONE COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2010, 2009 and 2008

	Beginning of Period	Costs and Expenses		Other Accounts (Note b)	Deductions (Note c)	at end of Period
	($ in thousands)
Allowance for Uncollectible:
Year 2010	$355	$341	(a)	$24	$370	$350
Year 2009	$248	$330	(a)	$24	$247	$355
Year 2008	$214	$310	(a)	$36	$312	$248
Valuation allowance on deferred tax assets:	$—	$125	(d)	$—	$—	$125

(a)	Provision for uncollectible as included in consolidated statements of income.
(b)	Amounts previously written off which were credited directly to this account when recovered.
(c)	Amounts written off as uncollectible.
(d)	Allowance for certain state net operating losses (principally in New Jersey)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARWICK VALLEY TELEPHONE COMPANY
Dated: March 16, 2011	By:	/s/ Duane W. Albro Duane W. Albro President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Duane W. Albro Duane W. Albro	President, Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2011
/s/ Kenneth H. Volz Kenneth H. Volz	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2011
/s/ Robert J. DeValentino Robert J. DeValentino	Director	March 16, 2011
/s/ Thomas H. Gray Thomas H. Gray	Director	March 16, 2011
/s/ Kelly C. Bloss Kelly C. Bloss	Director	March 16, 2011
/s/ Jeffrey D. Alario Jeffrey D. Alario	Director	March 16, 2011
/s/ Douglas J. Mello Douglas J. Mello	Director	March 16, 2011
/s/ Douglas B. Benedict Douglas B. Benedict	Director	March 16, 2011

WARWICK VALLEY TELEPHONE COMPANY

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
Not applicable.
(3)	Articles of Incorporation and By-Laws
3.1	Articles of Incorporation, as amended, are incorporated herein by reference from Exhibit 3(i) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
3.2	By-Laws, as amended, are incorporated herein by reference from Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
(4)	Instruments defining the rights of security holders, including indentures
4.1	Form of common stock certificate is incorporated herein by reference from Exhibit 4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(9)	Voting trust agreement
Not applicable.
(10)	Material contracts
*10.1	Orange County-Poughkeepsie Limited Partnership Agreement dated April 27, 1987.
*10.2	Orange County-Poughkeepsie Limited Partnership Amendment 1 dated January 17, 1988.
*10.3	Orange County-Poughkeepsie Limited Partnership Amendment 2 dated October 11, 2001.
*10.4	Orange County-Poughkeepsie Limited Partnership Amendment 3 dated July 1, 2002.
*10.5	Orange County-Poughkeepsie Limited Partnership Amendment 4 dated August 15, 2002.
10.6	Master Loan Agreement dated as of February 18, 2003 by and between CoBank ACB and the Company is incorporated herein by reference from Exhibit 4(d) to our Annual Report on Form 10-K for the year ended December 31, 2002.
#10.7	Form of Indemnification Agreement entered into by the Company with our officers and directors is incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
#10.8	Indemnification Agreement with Duane W. Albro, President and Chief Executive Officer, dated May 1, 2007 is incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
#10.9	Confidentiality, Non-Solicitation and Non-Competition Agreement with Kenneth H. Volz, Chief Financial Officer and Treasurer, effective June 4, 2007 is incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
#10.10	Employment Agreement with Duane W. Albro, President and Chief Executive Officer, dated May 2, 2008 is incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
#10.11	Employment Agreement with Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer dated as of June 4, 2008 is incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
#10.12	Warwick Valley Telephone Company 2008 Long-Term Incentive Plan is incorporated herein by reference from Appendix B to our definitive proxy statement filed on March 25, 2008 in connection with the 2008 annual meeting of shareholders.

#10.13	Employment Agreement with Duane W. Albro, President and Chief Executive Officer, dated as of February 12, 2010 is incorporated herein by reference from Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2009.
#10.14	Employment Agreement with Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer dated as of February 12, 2010 is incorporated herein by reference from Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2009.
(11)	Statement re computation of per share earnings
Computation can be clearly determined from the Consolidated Statements of Income included herein under Item 8.
(12)	Statements re computation of ratios
Not applicable.
(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders
Not applicable.
(14)	Code of Ethics
Not applicable.
(16)	Letter re change in certifying accountant
Not applicable.
(18)	Letter re change in accounting principles
Not applicable.
(21)	Subsidiaries of the registrant
*21.1	Subsidiaries of the registrant
(22)	Published report regarding matters submitted to vote of security holders.
Not applicable.
(23)	Consents of experts and counsel
*23.1	Consent of WithumSmith+Brown, PC
*23.2	Consent of Deloitte & Touche LLP
(24)	Power of Attorney
Not applicable.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Duane W. Albro, President and Chief Executive Officer
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer
(32)	Section 1350 Certifications
*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Duane W. Albro, President and Chief Executive Officer
*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer

(99)	Additional Exhibits
*99.1	Orange County-Poughkeepsie Limited Partnership Financial Statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008

*	Exhibits filed with this report.
#	Management contract or compensatory plan or arrangement.