Form 10-Q
period 2011-03-31
WARWICK VALLEY TELEPHONE CO
filed 2011-05-10
CIK 104777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of Warwick Valley Telephone Company common stock outstanding as of May 4, 2011 was 5,483,823.

Part I – Financial Information
Item 1.  Financial Statements

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands except share and per share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$6,942	$10,899
Short term investments	3,335	2,636
Accounts receivable - net of allowance for uncollectibles - $426 and $350 in 2011 and 2010, respectively	2,282	2,451
Other accounts receivable	160	94
Materials and supplies	1,000	986
Prepaid expenses	710	538
Prepaid income taxes	155	-
Total current assets	14,584	17,604

Property, plant and equipment, net	27,216	27,258
Unamortized debt issuance costs	17	21
Intangibles, net	201	217
Investments	8,467	7,681
Other assets	294	294

Total assets	$50,779	$53,075

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$1,297	$1,174
Current maturities of long-term debt	1,519	1,519
Advance billing and payments	398	397
Customer deposits	56	56
Deferred income taxes	38	38
Accrued taxes	314	1,041
Pension and post retirement benefit obligations	529	529
Other accrued expenses	1,513	2,262
Total current liabilites	5,664	7,016

Long-term debt, net of current maturities	759	1,139
Deferred income taxes	1,999	1,941
Pension and post retirement benefit obligations	6,438	6,554

Total liabilities	14,860	16,650

Shareholders' equity
Preferred shares - $100 par value, authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000;	500	500
Common stock - $0.01 par value, authorized shares of 10,000,000 issued 6,190,483 and 6,054,741 shares at March 31, 2011 and December 31, 2010, respectively	61	60
Treasury stock - at cost, 706,660 and 635,189 Common Shares at March 31, 2011 and December 31, 2010, respectively	(5,842)	(4,770)
Additional paid in capital	5,077	4,063
Accumulated other comprehensive loss	(2,677)	(2,784)
Retained earnings	38,800	39,356

Total shareholders' equity	35,919	36,425

Total liabilities and shareholders' equity	$50,779	$53,075

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($ in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2011	2010

Operating revenues	$6,178	$6,059

Operating expenses
Cost of services and products (exclusive of depreciation and amortization expense)	3,247	2,868
Selling, general and administration expenses	3,485	3,243
Depreciation and amortization	1,397	1,412

Total operating expenses	8,129	7,523

Operating loss	(1,951)	(1,464)

Other income (expense)
Interest income (expense), net of capitalized interest	57	(12)
Income from equity method investment	3,218	2,806
Other income (expense), net	6	132

Total other income (expense)	3,281	2,926

Income before income taxes	1,330	1,462

Income taxes	458	517

Net income	872	945

Preferred dividends	6	6

Income applicable to common stock	$866	$939

Basic earnings per share	$0.16	$0.18

Diluted earnings per share	$0.16	$0.17

Weighted average shares of common stock used to calculate earnings per share
Basic	5,389,842	5,358,366
Diluted	5,416,020	5,378,114

Dividends declared per common share	$0.26	$0.24

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES

Net income	$872	$945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,397	1,412
Stock based compensation expense	143	83
Deferred income taxes	58	2
Income from equity investments, net of distributions	(786)	435
Changes in assets and liabilities
Accounts receivable	169	213
Other accounts receivable	(66)	91
Materials and supplies	(14)	(3)
Prepaid income taxes	(155)	114
Prepaid expenses	(172)	(226)
Other assets	-	(8)
Accounts payable	123	289
Customers' deposits	-	(44)
Advance billing and payments	1	18
Accrued taxes	(727)	32
Pension and postretirement benefit obligations	(4)	58
Other accrued expenses	(749)	(132)

Net cash provided by operating activities	90	3,279

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,335)	(373)
Purchase of intangibles	-	(35)
Sale of short-term investments	289	-
Purchase of short-term investments	(993)	(1,770)

Net cash used in investing activities	(2,039)	(2,178)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of long-term debt	(380)	(380)
Treasury stock purchases	(1,072)	-
Exercise of stock options	872	-
Dividends (Common and Preferred)	(1,428)	(1,305)

Net cash used in financing activities	(2,008)	(1,685)

Net change in cash and cash equivalents	(3,957)	(584)

Cash and cash equivalents at beginning of period	10,899	9,286

Cash and cash equivalents at end of period	$6,942	$8,702

Please see the accompanying notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Warwick Valley Telephone Company (the “Company”) provides communications services to customers in Warwick, Florida, Pine Island, New York, Vernon and Upper Greenwood Lake, New Jersey as well as upstate New York and selected other states.  Services include providing local and toll telephone to residential and business customers, access and billing and collection services to interexchange carriers, Internet access, video service, DIRECTV, conferencing, wholesale service and Voice over Internet Protocol (“VoIP”).

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included.  Operating results and cash flows for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and any disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2:   RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standard Update (“ASU”) Number 2009-13, “Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force.” This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules. The Company is required to adopt this ASU prospectively for new or materially modified agreements entered into on or after January 1, 2011.  The Company adopted this standard effective January 1, 2011 and it did not have an immediate impact on our financial position or results of operations.

NOTE 3:  INVESTMENTS

The following is a summary of the Company’s short-term investments classified as available for sale, at March 31, 2011 and December 31, 2010, respectively:

		Unrealized	Fair Value
	Amortized	Gains	Carrying
	Cost	(Losses)	Value
December 31, 2010
Bank certificate of deposit	$257	$-	$257
Corporate bonds	2,143	(44)	2,099
Foreign bonds	284	(4)	280
	$2,684	(48)	2,636

March 31, 2011
Bank certificate of deposit	$257	$-	$257
Corporate and municipal bonds	3,134	(56)	3,078
	$3,391	$(56)	$3,335

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 4:  FAIR VALUE

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2010:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total

Short-term investments	$257	$2,379	$-	$2,636

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2011:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total

Short-term investments	$257	$3,078	$-	$3,335

(1) Quoted prices in active markets for identical assets or liabilities.

(2) Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Short-term investments classified as Level 2 are comprised of corporate and municipal bonds.

(3) Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

NOTE 5:  EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are computed by dividing net income applicable to common shares by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities.  Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and shares of unvested restricted stock.  Diluted EPS excludes all dilutive securities if their effect is anti-dilutive.

The weighted average number of shares of common stock used in diluted earnings per share for the three months ended March 31, 2011 and 2010 is as follows:

	2011	2010
Weighted average shares of common stock used in basic earnings per share	5,389,842	5,358,366
Effects of stock options	10,850	17,104
Effects of restricted stock	15,328	2,644
	5,416,020	5,378,114

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 6:  COMPREHENSIVE INCOME

Comprehensive income consisted of the following for the three months ended March 31, 2011 and 2010:

	2011	2010
Net income for the period	$872	$945
Other comprehensive income (loss), net of taxes
Pension and post retirement benefit plans	112	121
Unrealized loss on investments	(5)	(29)

Other comprehensive income	107	92

Total comprehensive income	$979	$1,037

NOTE 7:  SEGMENT INFORMATION

The Company’s segments are strategic business units that offer different products and services and are managed as Telephone and Online services.  The Company evaluates the performance of the segments based upon factors such as revenue growth, expense containment, market share and operating results.

The Telephone segment provides telecommunications services including local, network access, wholesale, conferencing, long distance services, wireless and directory services.  The Online segment provides high speed and dial-up Internet services, VoIP, DIRECTV and video.

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

Segment income statement information for the three months ended March 31, 2011 and 2010 is set forth below:

	2011	2010
Segment operating revenues
Telephone	$5,117	$4,701
Online	1,690	1,825
Eliminations	(629)	(467)
Total segment operating revenues	$6,178	$6,059

Segment operating expenses, exclusive of depreciation
Telephone	$5,297	$4,766
Online	1,994	1,742
Eliminations	(559)	(397)
Total segment operating expenses, exclusive of depreciation	$6,732	$6,111

Segment operating loss
Telephone	$(180)	$(65)
Online	(304)	83
Eliminations	(70)	(70)
Total segment operating loss	$(554)	$(52)

The following table reconciles segment operating loss to net income before taxes for the three months ended March 31, 2011 and 2010;

	2011	2010

Operating loss	$(554)	$(52)
Total depreciation and amortization	(1,397)	(1,412)
Interest income, (expense), net	57	(12)
Income from equity investment, net	3,218	2,806
Other (expenses) income, net	6	132
Income before income taxes	$1,330	$1,462

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

Certain regulatory revenue, which includes Universal Service funds (“USF”) and National Exchange Carrier Association (“NECA”) pool settlements, accounts for 14% of the Company’s revenues for the three months ended March 31, 2011 and 2010.  Accounts receivable for certain regulatory revenue represents 13% and 15% of consolidated accounts receivable at March 31, 2011 and 2010, respectively.

NOTE 8:  MATERIALS AND SUPPLIES

Material and supplies are carried at average cost.  As of March 31, 2011 and December 31, 2010, material and supplies consisted of the following:

	2011	2010
Inventory for outside plant	$342	$368
Inventory for inside plant	323	295
Inventory for online equipment	235	227
Inventory for video equipment	75	72
Inventory for equipment held for sale or lease	25	24
	$1,000	$986

NOTE 9:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following as of March 31, 2011 and December 31, 2010:

	2011	2010
Land, buildings and other support equipment	$9,681	$9,677
Network communications equipment	35,161	35,131
Telephone plant	30,086	29,847
Online plant	7,118	7,113
Plant in service	82,046	81,768
Plant under construction	1,166	108
	83,212	81,876
Less: Accumulated depreciation	55,996	54,618
Property, plant and equipment, net	$27,216	$27,258

NOTE 10:  ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

The Company is a limited partner in the Orange County-Poughkeepsie Limited Partnership (the “O-P”) and had an 8.108% equity interest in the O-P as of March 31, 2011 and 2010, which is accounted for under the equity method of accounting.  The majority owner and general partner of the O-P is Verizon Wireless of the East L.P.

The following summarizes the income statement (unaudited) for the three months ended March 31, 2011 and 2010 that the O-P provided to the Company:

	2011	2010
Net sales	$48,389	$42,637
Cellular service cost	5,488	5,252
Operating expenses	3,210	3,027
Operating income	39,691	34,358
Other income (expense)	(1)	255
Net income	$39,690	$34,613
Company share	$3,218	$2,806

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

The following summarizes the balance sheet as of March 31, 2011 (unaudited) and December 31, 2010 that O-P provided to the Company:

	2011	2010
Current assets	$19,098	$10,916
Property, plant and equipment, net	35,972	34,294
Total assets	$55,070	$45,210

Total liabilities	$987	$818
Partners' capital	54,083	44,392
Total liabilities and partners' capital	$55,070	$45,210

The Company recently learned that the O-P general partner has decided to exclude future income which may be derived from the latest technological advance in cellular services (known as 4G) from the O-P partnership.  The Company has been advised by the general partner that this decision will not have any short-term adverse impact on the income we derive from the O-P.  The Company has begun a dialogue with the general partner in an effort to come to a mutually satisfactory arrangement regarding the O-P and 4G.  The Company and the general partner have both expressed interest in amicably addressing this issue.  The Company’s dialogue is still in the early stages and no agreement has been reached regarding final terms.  If the Company cannot come to mutually satisfactory and acceptable terms over the use of 4G by the O-P or other alternative arrangements, it remains unclear what type of long-term impact the exclusion of 4G related income will have on our O-P income beyond the next 12 months.

NOTE 11:  PENSION AND POSTRETIREMENT OBLIGATIONS

The components of net periodic cost (gain) for the three months ended March 31, 2011 and 2010 are as follows:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Service cost	$-	$-	$3	$9
Interest cost	217	219	61	59
Expected return on plan assets	(205)	(167)	(40)	(39)
Amortization of transition asset	-	-	7	7
Amortization of prior service cost	14	14	(83)	(83)
Amortization of net loss	218	178	24	25

Net periodic benefit cost (gain)	$244	$244	$(28)	$(22)

The Company expects to contribute $529 to its pension plans in 2011.   For the three months ended March 31, 2011, the Company has contributed $160 to its pension and postretirement benefits plan.

NOTE 12:  INCOME TAXES

Generally, for interim tax reporting, one overall estimated annual effective tax rate is computed for tax jurisdictions not subject to valuation allowance and applied to the year to date ordinary income loss.

The accounting standard regarding accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless expected to be paid within one year.  As of March 31, 2011, the Company has no liability for unrecognized tax benefits.

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

A summary of the changes to shareholders’ equity for the three months ended March 31, 2011 and 2010 is provided below:

	2011	2010
Shareholders' equity, beginning of period	$36,425	$37,905
Net income	872	945
Dividends paid on common stock	(1,422)	(1,299)
Dividends paid on preferred stock	(6)	(6)
Stock and stock option compensation	143	83
Treasury stock purchases	(1,072)	-
Exercise of stock options	872	-
Unrealized loss on investments	(5)	(29)
Changes in pension and postretirement benefit plans	112	121

Shareholders' equity, end of period	$35,919	$37,720

NOTE 14:    STOCK BASED COMPENSATION

The Company has adopted its 2008 Long-Term Incentive Plan (the “Stock Plan”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock.  The Stock Plan authorized for future issuance a total of 500,000 shares of common stock which may be either authorized but unissued shares or shares that have been reacquired by the Company and designated as treasury shares.  As of March 31, 2011, 144,182 common shares were available for grant under the Stock Plan.  The Stock Plan permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares.  The exercise price per share of the Company’s common stock purchasable under any stock option or stock appreciation right will not be less than 100% of the fair market value of one share of common stock on the date of grant.  The term of any stock option or stock appreciation right shall not exceed ten years.  The Stock Plan provides plan participants a cashless mechanism to exercise their stock options.  As of March 31, 2011, the Company purchased treasury stock of $1,072 as a result of plan participants exercise of stock options using the cashless mechanism under the Stock Plan.  Issued restricted stock, stock options and restricted stock units are subject to vesting restrictions.

Restricted Common Stock Awards

The following table summarizes the restricted common stock granted to certain eligible participants during the three months ended March 31, 2011:

			Grant Date
	Date Issued	Shares	Fair Value per Share

Restricted stock granted	1/6/2011	10,573	$14.16
Restricted stock granted	2/25/2011	15,300	$14.70
Restricted stock granted	3/9/2011	25,542	$14.85
Total restricted stock granted		51,415

Stock-based compensation expense for restricted stock awards of $113 and $60 was recorded in the three months ended March 31, 2011 and 2010, respectively.  Restricted stock awards are amortized over their respective vesting periods of two or three years.  The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis.  The Company has determined expected forfeitures based on recent activity and is recognizing compensation expense only for those restricted common stock awards expected to vest.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

The following table summarizes the restricted common stock activity during the period ended March 31, 2011 and 2010:

	2011		2010
Unvested Shares	Shares	Grant Date Weighted Average per Share	Shares	Grant Date Weighted Average per Share

Balance - Beginning of period	47,373	$12.64	21,626	$11.03
Granted	51,415	14.66	29,904	12.96
Vested	(12,892)	12.53	(2,054)	10.02
Forfeited	-	-	(150)	12.78
Balance - End of period	85,896	$13.87	49,326	$11.12

The total fair value of restricted stock awards that vested during the three-month period ended March 31, 2011 and 2010 was $162 and $23, respectively.

Stock Options

The following tables summarize stock option activity for the three-month period ended March 31, 2011 and 2010, along with options exercisable at the end of the period:

	2011		2010
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding - Beginning of period	160,733	$11.33	123,631	$10.76
Stock options granted	147,469	14.83	43,768	12.88
Exercised	(79,932)	10.91	-	-
Forfeited	-	-	-	-
Outstanding - End of period	228,270	$13.74	167,399	$11.31

Vested and Expected to Vest at March 31	228,270		167,399
Exercisable at March 31	7,458		40,482

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

Stock options vest over a three-year period.  The following table summarizes information about fixed price stock options outstanding at March 31, 2011:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Instrinsic
Exercise Price Per Share	Outstanding	Price	Life (Years)	Value
$10.78	23,500	$10.78	7.4	$100
$10.02	10,316	10.02	8.0	52
$11.20	7,517	11.20	8.0	29
$12.97	7,000	12.97	8.7	15
$12.76	1,000	12.76	8.7	2
$12.88	31,468	12.88	8.9	68
$14.70	18,849	14.70	9.9	7
$14.85	128,620	14.85	9.9	26

	228,270	$11.31	9.1	$299

Exercisable at March 31, 2011	7,458	$12.34	8.6	$20

Stock based compensation expense for stock option awards was $30 and $23 for the three months ended March 31, 2011 and 2010, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day, March 31, 2011, and the exercise price times the number of shares) that would have been received by the option holders had all the option holders exercised in the money options on March 31, 2011. This amount changes based on the fair market value of the Company’s common stock.

The fair value of the above stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2011 and 2010:

Options	2011	2010

Expected life (in years)	10	10
Interest rate	3.40%	3.78%
Volatility	32.77%	31.70%
Dividend yield	7.00%	6.83%
Weighted-average fair value per share at grant date	$2.16	$1.92

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock granted to employees that are included in the Company’s consolidated statements of income for the three months ended March 31, 2011 and 2010:

Stock-Based Compensation Expense	2011	2010

Cost of services and products	$17	$-
Selling, general and administrative expense	126	83
	$143	$83

As of March 31, 2011, $1,473 of total unrecognized compensation expense related to stock options and restricted common stock is expected to be recognized over a weighted average period of approximately 2.4 years.

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

At the Company’s annual meeting, held on April 29, 2011, the shareholders approved the Amended and Restated 2008 Long-Term Incentive Plan (the “Stock Plan”) which increases the total shares of common stock available for grant under the Stock Plan to 1,100,000 shares, an increase of 600,000 shares.  The Stock Plan will be submitted to the New York State Public Service Commission and the New Jersey Public Utilities Board for their approval.

On April 29, 2011, the Company and Local 503 of the International Brotherhood of Electrical Workers (“IBEW”), representing 50 of the Company’s employees, reached a tentative agreement regarding the Company’s contracts with IBEW. These contracts were ratified by the union members on May 4, 2011.

On May 5, 2011, Kenneth J. Volz resigned his position as Executive Vice President, Chief Financial Officer and Treasurer of the Company.  Ralph Martucci, the Company’s Director – Finance, has been selected as the Company’s new Executive Vice President, Chief Financial Officer and Treasurer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Revenues grew 2% to $6,178 for the three months ended March 31, 2011, in comparison to $6,059 for the three months ended March 31, 2010.  During the three-month period ended March 31, 2011, net income decreased by 8%, from $945 to $872 in comparison to the three-month period ended March 31, 2010.   This net income decrease of $73 is attributable to an increase in operating expenses that outpaced the increase in revenue growth and higher O-P earnings.

This discussion and analysis provides information about the important aspects of our operations and investments, both at the consolidated and segment levels, and includes discussions of our results of operations, financial position and sources and uses of cash.  The presentation of dollar amounts in this discussion is in thousands.  This discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and Notes therein contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

We provide telephone service to customers in Warwick, Florida and Pine Island, New York, and Vernon and Upper Greenwood Lake, New Jersey as the Incumbent Local Exchange Carrier (“ILEC”).  We also provide Voice over Internet Protocol (“VoIP”), Internet and video services.  Our service area is primarily rural and has an estimated population of 52,000. We also operate as a Competitive Local Exchange Carrier (“CLEC”) in areas that are adjacent to our ILEC territories and beyond, where we believe we can provide service effectively and efficiently.

Consistent with the past several years, we have continued to experience overall declines in access lines due to sustained competition and wireless substitution for landline telephone services in our regulated franchise area.

Results of Operations for the three months ended March 31, 2011 and 2010

OPERATING REVENUES

Operating revenues for the three-month period ended March 31, 2011 increased $119 or 2% to $6,178 from $6,059 in the same period in 2010.  This increase was due primarily to:

•	An increase in wholesale services of $326 or 108% due to increases in usage by wholesale customers and new customer sales.

•	An increase in network access revenue of $63 or 3% due mainly to additional sales of special circuits.

•
An increase in local network service revenue of $50 or 7% associated with rate increases in July 2010 for New Jersey customers and November 2010 for New York customers offset by access line loss attributable to competitive landline telephone service and wireless substitution.

Partially offset by:

•
A decrease in data services revenue of $133 or 7% mainly associated with decreased revenue for high speed broadband and landline video services of $335 caused by losses in landline video services due to customers switching to our DIRECTV services or to a competitor.  These decreases were partially offset by increases in revenue of $210 for our DIRECTV and hosted internet protocol (“IP”) products.

•
A decrease in long distance revenue of $98 or 17% due mainly to the effect of customers switching to our promotional prices and declining minutes of use as well as a result of access line loss attributable to competitive landline telephone service  and wireless substitution.

•
A decrease in other services and sales revenue of $43 or 13% due primarily to lower revenue associated with private line revenue, circuit revenue, leased equipment, inside wire and other ancillary services.

•	A decrease in directory services of $34 or 13% due mainly to lower sales of yellow page advertising.

OPERATING EXPENSES

Operating expenses for the three-month period ended March 31, 2011 increased $606 or 8% to $8,129 from $7,523 for the same period in 2010.  This increase was due primarily to:

•
Cost of services and products increased $379 or 13% primarily due to an increase of $444 attributable to access, trunkline costs and installation costs for our hosted IP product, offset by a decrease of $73 in costs associated with our landline video product.

•
Selling, general and administrative expenses increased $242 or 7% due mainly to higher wages, benefits and compensation of $255, increased product advertising costs of $40, higher professional fees of $65, offset by lower maintenance costs of $70 and property taxes of $46.

•	Depreciation and amortization expense decreased $15 or 1% primarily associated with the decrease in fixed assets related to our landline video business.

TOTAL OTHER INCOME (EXPENSE)

Total other income (expense) for the three-month period ended March 31, 2011 increased $355 or 12% to $3,281 from $2,926 in the same quarter 2010.  This increase is due mainly to:

•
An increase in equity method investments of $412 from increased earnings in O-P, higher interest income of $58 and lower interest expense on funded debt of $11, offset by a decrease of $126, which is mainly associated with the reduction of estimated landline video settlement expenses in 2010.

LIQUIDITY AND CAPITAL RESOURCES

We had $10,277 of cash and cash equivalents and short-term investments available at March 31, 2011 as compared with $13,535 at December 31, 2010.  This decrease was primarily related to the payment of bonuses, income taxes, the additional purchase of network equipment, described below, and lower O-P distributions received.  We increased our short-term investments primarily to increase the rate of return we receive on liquid assets.  Our cash equivalents consist primarily of money market mutual funds and bank certificates of deposit.

We have a $4,000 line of credit with Provident Bank (the “Bank”), of which the entire amount remained unused at March 31, 2011.  In the event of a drawdown, interest would be applied based on a variable rate that is a function of the Prime Commercial Lending Rate as listed in the Wall Street Journal.  Borrowings are on a demand basis with limited restrictions relating to written notification to the Bank requesting a drawdown, the use of requested funds, and the expected means for repayment.  As of March 31, 2011, $2,278 in principal amount was outstanding under the CoBank ACB term credit facility. The final payment is due July 20, 2012.   We are required to make interest and outstanding principal payments in quarterly installments under the CoBank ACB term credit facility.

CASH FROM OPERATING ACTIVITIES

Our source of funds continues to be primarily generated from cash distributions from the O-P which may differ from the income for equity reported on our income statement.   For the period of March 31, 2011, the Company recorded $3,218 of income from the O-P and $2,432 cash distributions.   For the period ended March 31, 2010, the Company recorded $2,806 of income from the O-P and $3,241 cash distributions.  The decrease in cash distributions for the period ended March 31, 2011 is primarily attributable to higher capital expenditures incurred by the O-P due to a significant amount of the O-P’s annual budgeted capital expenditures being incurred during the first quarter of 2011.  The O-P’s cash distributions are made to us on a quarterly basis at the discretion of the general partner.

CASH FROM INVESTING ACTIVITIES

Capital expenditures totaled $1,336 during the three months ended March 31, 2011 as compared to $373 for the corresponding period in 2010.  Capital expenditures increased as a result of the purchase of certain network equipment for additional capacity and upgrades to outside plant facilities.  We do not expect to make additional purchases other than the usual and customary budgeted expenditures.    Short-term investment purchases totaled $993, offset by sales of $289 during the three months ended March 31, 2011, which are comprised of corporate and municipal bonds.

CASH FROM FINANCING ACTIVITIES

Dividends declared on our common shares by the Board of Directors were $0.26 per share for the three months ended March 31, 2011 and were $0.24 for the three months ended March 31, 2010.  The total amount of dividends paid on our common shares by us for each of the three-month periods ended March 31, 2011 and 2010 was $1,422 and $1,299, respectively.   The treasury stock purchases of $1,072 were related primarily to the exercise of stock options by plan participants utilizing the cashless exercise mechanism under the stock plan.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU Number 2009-13, “Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force.”  This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements.  This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules.  The Company is required to adopt this ASU prospectively for new or materially modified agreements entered into on or after January 1, 2011.  The Company adopted this standard effective January 1, 2011 and it did not have an immediate impact on our financial position or results of operations.

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; demographic changes; technological changes and changes in consumer demand; existing governmental regulations and changes in or the failure to comply with, governmental regulations; legislative proposals relating to the businesses in which we operate; reduction in cash distributions from the O-P; competition; or the loss of any significant ability to attract and retain qualified personnel.  Given these uncertainties, current and prospective investors should be cautioned in their reliance on such forward-looking statements.  Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.  For a further discussion of the matters described above, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and within this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any material market risk. We do not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes.  Our only assets exposed to market risk are our fixed income short-term investments into which we deposit our excess operating funds on an ongoing basis and our exposure to changes in interest rates resulting from borrowing activities.  We had $3,335 of funds deposited in bank certificate of deposits, corporate and municipal bonds at March 31, 2011.  In regards to our CoBank ACB term loan, we have the option of choosing the following rate options:  Weekly Quoted Variable Rate, Long-Term Fixed Quote and a LIBOR Option.  There were no material changes to our quantitative disclosures about market risk as presented in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon this evaluation, our President and Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Shareholders in 401(k) Plan

As of March 31, 2011, 1.1% of our outstanding common shares were held by employees in our 401(k) plan.  These percentages fluctuate quarterly.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Duane W. Albro, President, and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Ralph Martucci, Executive Vice President, Chief Financial Officer and Treasurer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Duane W. Albro, President, and Chief Executive Officer.

32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Ralph Martucci, Executive Vice President, Chief Financial Officer and Treasurer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warwick Valley Telephone Company
(Registrant)

Date: May 10, 2011	/s/Duane W. Albro
Duane W. Albro
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2011	/s/Ralph Martucci
Ralph Martucci
Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Duane W. Albro, President, and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Ralph Martucci, Executive Vice President, Chief Financial Officer and Treasurer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Duane W. Albro, President, and Chief Executive Officer.

32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Ralph Martucci, Executive Vice President, Chief Financial Officer and Treasurer.