Form 10-Q
period 2011-06-30
WARWICK VALLEY TELEPHONE CO
filed 2011-08-09
CIK 104777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to __________
Commission File No. 000-11174

_______________

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) YES ☐    NO ☑

The number of shares of Warwick Valley Telephone Company common stock outstanding as of August 4, 2011 was 5,482,876.

Part I – Financial Information
Item 1.  Financial Statements

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands except share and per share amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$7,831	$10,899
Short term investments	2,461	2,636
Accounts receivable - net of allowance for uncollectibles - $467 and $350 in 2011 and 2010, respectively	1,957	2,451
Other accounts receivable	194	94
Materials and supplies	976	986
Prepaid expenses	705	538
Prepaid income taxes	1,283	0
Total current assets	15,407	17,604

Property, plant and equipment, net	26,361	27,258
Unamortized debt issuance costs	14	21
Intangible assets, net	199	217
Investments	6,942	7,681
Other assets	322	294

Total assets	$49,245	$53,075

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable	$1,468	$1,174
Current maturities of long-term debt	1,519	1,519
Advance billing and payments	422	397
Customer deposits	54	56
Deferred income taxes	38	38
Accrued taxes	365	1,041
Pension and postretirement benefit obligations	529	529
Other accrued expenses	1,367	2,262
Total current liabilities	5,762	7,016

Long-term debt, net of current maturities	380	1,139
Deferred income taxes	2,050	1,941
Pension and postretirement benefit obligations	6,369	6,554

Total liabilities	14,561	16,650

Shareholders' equity
Preferred shares - $100 par value; authorized and issued shares of 5,000;
$0.01 par value authorized and unissued shares of 10,000,000	500	500
Common stock - $0.01 par value; authorized shares of 10,000,000 issued 6,216,570 and 6,054,741 shares at June 30, 2011 and December 31, 2010, respectively	62	60
Treasury stock - at cost, 733,694 and 635,189 Common Shares at June 30, 2011 and December 31, 2010, respectively	(6,247)	(4,770)
Additional paid in capital	5,824	4,063
Accumulated other comprehensive loss	(2,583)	(2,784)
Retained earnings	37,128	39,356

Total shareholders' equity	34,684	36,425

Total liabilities and shareholders' equity	$49,245	$53,075

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
($ in thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Operating revenues	$5,811	$5,888	$11,989	$11,947

Operating expenses
Cost of services and products (exclusive of
depreciation and amortization expense)	2,944	2,939	6,191	5,807
Selling, general and administrative expenses	4,103	3,099	7,588	6,342
Depreciation and amortization	1,341	1,428	2,738	2,840
Total operating expenses	8,388	7,466	16,517	14,989
Operating loss	(2,577)	(1,578)	(4,528)	(3,042)

Other income (expense)
Interest income (expense)	2	(2)	59	(14)
Income from equity method investment	2,198	2,937	5,416	5,743
Other income (expense), net	9	(1)	15	131
Total other income (expense)	2,209	2,934	5,490	5,860
Income (loss) before income taxes	(368)	1,356	962	2,818

Income taxes (benefit)	(128)	480	330	997
Net income (loss)	(240)	876	632	1,821

Preferred dividends	7	7	13	13
Income (loss) applicable to common stock	$(247)	$869	$619	$1,808

Basic earnings (loss) per share	$(0.05)	$0.16	$0.11	$0.34

Diluted earnings (loss) per share	$(0.05)	$0.16	$0.11	$0.33

Weighted average shares of common stock
used to calculate earnings per share
Basic	5,406,894	5,360,611	5,400,822	5,359,499
Diluted	5,406,894	5,398,727	5,424,287	5,401,734
Dividends declared per common share	$0.26	$0.24	$0.52	$0.48

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES

Net Income	$632	$1,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,738	2,840
Stock-based compensation expense	626	164
Deferred income taxes	109	(154)
Income from equity investments, net of distributions	739	336
Changes in assets and liabilities
Accounts receivable	494	365
Other accounts receivable	(100)	61
Materials and supplies	10	(58)
Prepaid income taxes	(1,283)	564
Prepaid expenses	(167)	(224)
Other assets	(28)	0
Accounts payable	294	36
Customers' deposits	(2)	(34)
Advance billing and payment	25	79
Accrued taxes	(676)	0
Pension and postretirement benefit obligations	8	354
Other accrued expenses	(895)	(79)
Net cash provided by operating activities	2,524	6,071

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,801)	(579)
Purchase of intangibles	(15)	(35)
Sale of short-term investments	1,176	0
Purchase of short-term investments	(993)	(1,824)
Net cash used in investing activities	(1,633)	(2,438)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of long-term debt	(759)	(760)
Treasury stock purchases	(1,476)	0
Exercise of stock options	1,136	0
Dividends (Common and Preferred)	(2,860)	(2,609)
Net cash used in financing activities	(3,959)	(3,369)

Net change in cash and cash equivalents	(3,068)	264

Cash and cash equivalents at beginning of period	10,899	9,286

Cash and cash equivalents at end of period	$7,831	$9,550

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Warwick Valley Telephone Company (the “Company”) provides communications services to customers in Warwick, Florida and Pine Island, New York, Vernon and Upper Greenwood Lake, New Jersey as well as upstate New York and selected other states.  Services include providing local and toll telephone to residential and business customers, access and billing and collection services to interexchange carriers, Internet access, video service, DIRECTV, conferencing, wholesale service and Voice over Internet Protocol (“VoIP”).

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included.  Operating results and cash flows for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.

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

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, an accounting standard update regarding fair value measurement was issued. This standard update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards.  This standard update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  The amendment becomes effective for annual periods beginning after December 15, 2011.  The Company does not believe this will have a material impact on the consolidated financial statements.

In June 2011, an accounting standard update regarding the presentation of comprehensive income was issued.  This standard update was issued to increase the prominence of items reported in other comprehensive income and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company does not believe this will have a material impact on the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 3:  INVESTMENTS

The following is a summary of the Company’s short-term investments classified as available for sale at June 30, 2011 and December 31, 2010:

		Unrealized	Fair Value
	Amortized	Gains	Carrying
	Cost	(Losses)	Value
June 30, 2011
Bank certificate of deposit	$258	$0	$258
Corporate and municipal bonds	2,240	(37)	2,203
	$2,498	$(37)	$2,461

December 31, 2010
Bank certificate of deposit	$257	$0	$257
Corporate bonds	2,143	(44)	2,099
Foreign bonds	284	(4)	280
	$2,684	(48)	2,636

The Company believes that the gross unrealized losses of our short-term investments are temporary, and the Company has the ability to hold the corporate and municipal bond investments until all of its costs are recovered.

NOTE 4:  FAIR VALUE

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2011:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total

Short-term investments	$258	$2,203	$0	$2,461

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2010:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total

Short-term investments	$257	$2,379	$0	$2,636

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

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 5:  EARNINGS PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are computed by dividing net income applicable to common shares by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities.  Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and shares of unvested restricted stock.  Diluted earnings per share excludes all dilutive securities if their effect is anti-dilutive.

The weighted average number of shares of common stock used in diluted earnings per share for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (1)	2010	2011	2010

Weighted average shares of common stock
used in basic earnings per share	5,406,894	5,360,611	5,400,822	5,359,499
Effects of stock options	0	22,870	6,290	26,563
Effects of restricted stock	0	15,246	17,175	15,672
	5,406,894	5,398,727	5,424,287	5,401,734

(1) Basic and diluted weighted average shares were the same for the three months ended June 30, 2011 because the effects of the potentially diluted securities are anti-dilutive.

NOTE 6:  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) for the period	$(240)	$876	$632	$1,821
Other comprehensive income (loss), net of taxes
Pension and postretirement benefits plans	81	120	193	240
Unrealized gain (loss) on investments	13	(63)	8	(92)

Other comprehensive income	94	57	201	148
Total comprehensive income (loss)	$(146)	$933	$833	$1,969

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

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

Segment income statement information for the six months ended June 30, 2011 and 2010 is set forth below:

	2011	2010
Segment operating revenues
Telephone	$9,846	$9,253
Online	3,409	3,604
Eliminations	(1,266)	(910)
Total operating revenues	$11,989	$11,947

Segment operating expenses, exclusive of depreciation and amortization
Telephone	$10,092	$9,367
Online	4,188	3,552
Eliminations	(501)	(770)
Total operating expenses, exclusive of depreciation and amortization	$13,779	$12,149

Segment operating loss, exclusive of depreciation and amortization
Telephone	$(246)	$(114)
Online	(779)	52
Eliminations	(765)	(140)
Total operating loss, exclusive of depreciation and amortization	$(1,790)	$(202)

The following table reconciles segment operating loss to net income before taxes for the six months ended June 30, 2011 and 2010:

	2011	2010

Operating loss	$(1,790)	$(202)
Total depreciation and amortization	(2,738)	(2,840)
Interest income (expense), net	59	(14)
Income from equity investments, net	5,416	5,743
Other income, net	15	131
Income before income taxes	$962	$2,818

Certain regulatory revenue, which includes Universal Service funds (“USF”) and National Exchange Carrier Association (“NECA”) pool settlements, accounted for 13% and 15% of the Company’s revenues for the six months ended June 30, 2011 and 2010, respectively. Accounts receivable for certain regulatory revenue represents 13% and 14% of consolidated accounts receivable at June 30, 2011 and 2010, respectively.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

Segment income statement information for the three months ended June 30, 2011 and 2010 is set forth below:

	2011	2010
Segment operating revenues
Telephone	$4,729	$4,552
Online	1,719	1,779
Eliminations	(637)	(443)
Total operating revenues	$5,811	$5,888

Segment operating expenses, exclusive of depreciation and amortization
Telephone	$4,780	$4,601
Online	2,209	1,810
Eliminations	58	(373)
Total operating expenses, exclusive of depreciation and amortization	$7,047	$6,038

Segment operating loss, exclusive of depreciation and amortization
Telephone	$(51)	$(49)
Online	(490)	(31)
Eliminations	(695)	(70)
Total operating loss, exclusive of depreciation and amortization	$(1,236)	$(150)

The following table reconciles segment operating loss to net income before taxes for the three months ended June 30, 2011 and 2010:

	2011	2010

Operating loss	$(1,236)	$(150)
Total depreciation and amortization	(1,341)	(1,428)
Interest income (expense), net	2	(2)
Income from equity investments, net	2,198	2,937
Other (expenses) income, net	9	(1)
Income (loss) before income taxes	$(368)	$1,356

Certain regulatory revenue, which includes Universal Service funds (“USF”) and National Exchange Carrier Association (“NECA”) pool settlements, accounts for 13% and 15% of the Company’s revenues for the three months ended June 30, 2011 and 2010, respectively.

NOTE 8:  MATERIALS AND SUPPLIES

Material and supplies are carried at average cost.  As of June 30, 2011 and December 31, 2010, material and supplies consisted of the following:

	2011	2010
Inventory for outside plant	$344	$368
Inventory for inside plant	294	295
Inventory for online equipment	245	227
Inventory for video equipment	74	72
Inventory for equipment held for sale or lease	19	24
	$976	$986

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 9:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost, consisting of the following as of June 30, 2011 and December 31, 2010:

	2011	2010
Land, buildings and other support equipment	$9,786	$9,677
Network communications equipment	35,246	35,131
Telephone plant	30,296	29,847
Online plant	7,122	7,113
Plant in service	82,450	81,768
Plant under construction	1,228	108
	83,678	81,876
Less: Accumulated depreciation	57,317	54,618
Property, plant and equipment, net	$26,361	$27,258

NOTE 10:  ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

The Company is a limited partner in the Orange County-Poughkeepsie Limited Partnership (“O-P”) and had a 8.108% equity interest as of June 30, 2011 and 2010, which is accounted for under the equity method of accounting.  The majority owner and general partner is Verizon Wireless of the East LP.

On May 26, 2011, the Company entered into an agreement with Verizon Wireless of the East LP, the general partner and a limited partner, and Cellco Partnership, the other limited partner, in the O-P to make certain changes to the O-P partnership agreement which, among other things, specifies that the O-P will provide 4G cellular services (the “4G Agreement”).  The 4G Agreement provides that the O-P’s business will be converted from a wholesale business to a retail business.  The 4G Agreement provides for guaranteed annual cash distributions to the Company from the O-P through 2013.  For 2011, annual cash distributions from the O-P will be $13,600 and for 2012 and 2013 the annual cash distribution will be $13,000.  Annual cash distributions will be paid in equal quarterly amounts. The 4G Agreement also gives the Company the right (the “Put”) to require one of the O-P’s limited partners to purchase all of the Company’s ownership interest in the O-P during April 2013 or April 2014 for an amount equal to the greater of (a) $50,000 or (b) the product of five (5) times 0.081081 times the O-P’s EBITDA for the calendar year preceding the exercise of the Put.

The conversion of the O-P from a wholesale business to a retail business pursuant to the 4G Agreement will increase the cellular service costs and operating expenses incurred by the O-P, which is expected to cause a subsequent reduction in the O-P’s net income.  Although the Company’s share of the O-P net income recorded in the Company’s income statement is expected to decrease as a result of the conversion to a retail business, the annual cash distributions the Company receives from the O-P will remain unchanged pursuant to the terms of the 4G Agreement.  Regardless of the O-P’s net income, pursuant to the 4G Agreement, the Company will receive from the O-P an annual cash distribution of $13,600 in 2011 and annual cash distributions of $13,000 in 2012 and 2013.

The value of the Company’s investment in O-P was as follows:

	June 30,	December 31,
	2011	2010
Investment, beginning of period	$7,681	$7,669
Income from equity method investment	5,416	12,578
Cash distributions	(6,155)	(12,566)
Investment, end of period	$6,942	$7,681

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

The following summarizes the income statement (unaudited) for the six months ended June 30, 2011 and 2010 that the O-P provided to the Company:

	2011 (1)	2010
Net sales	$116,165	$87,186
Cellular service cost	32,508	10,669
Operating expenses	16,868	6,115
Operating income	66,789	70,402
Other income	14	431
Net income	$66,803	$70,833

Company share	$5,416	$5,743

(1) The six months ended June 30, 2011 income statement represents four months of the O-P operating as a wholesale business and two months of the O-P operating as a retail business in accordance with the Amendment to the O-P Limited Partnership Agreement effective May 1, 2011.

The following summarizes the income statement (unaudited) for the three months ended June 30, 2011 and 2010 that O-P provided to the Company:

	2011	2010
Net sales	$67,776	$44,549
Cellular service cost	27,020	5,417
Operating expenses	13,659	3,088
Operating income	27,097	36,044
Other income	16	176
Net income	$27,113	$36,220

Company share	$2,198	$2,937

The following summarizes the balance sheet as of June 30, 2011(unaudited) and December 31, 2010 that O-P provided to the Company:

	2011	2010
Current assets	$25,046	$10,916
Property, plant and equipment, net	38,694	34,294
Total assets	$63,740	$45,210

Total liabilities	$50,463	$818
Partners' capital	13,277	44,392
Total liabilities and partners' capital	$63,740	$45,210

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 11:  PENSION AND POSTRETIREMENT OBLIGATIONS

The components of net periodic cost (gain) for the six months ended June 30, 2011 and 2010 are as follows:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Service cost	$0	$0	$6	$20
Interest cost	435	437	123	120
Expected return on plan assets	(410)	(408)	(81)	(81)
Amortization of transition asset	0	0	14	14
Amortization of prior service cost	28	28	(165)	(165)
Amortization of net loss	436	442	47	50

Net periodic benefit cost (gain)	$489	$499	$(56)	$(42)

The components of net periodic cost (gain) are for the three months ended June 30, 2011 and 2010 are as follows:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Service cost	$0	$0	$3	$11
Interest cost	217	217	61	61
Expected return on plan assets	(205)	(240)	(40)	(42)
Amortization of transition asset	0	0	7	7
Amortizaton of prior service cost	14	14	(83)	(82)
Amortization of net loss	218	264	24	25

Net periodic benefit cost (gain)	$244	$255	$(28)	$(20)

The Company expects to contribute $529 to its pension plans in 2011.   For the six months ended June 30, 2011, the Company has contributed $264 of this amount to its pension and postretirement benefits plan.

NOTE 12:  INCOME TAXES

Generally for interim tax reporting, one overall estimated annual effective tax rate is computed for tax jurisdictions not subject to valuation allowance and applied to the year to date ordinary income loss.

The accounting standard regarding accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless expected to be paid within one year.  As of June 30, 2011, the Company has no liability for unrecognized tax benefits.

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

A summary of the changes to shareholders’ equity for the six months ended June 30, 2011 and 2010 is provided below:

	2011	2010
Shareholders' equity, beginning of period	$36,425	$37,905
Net income	632	1,821
Dividends paid on common stock	(2,847)	(2,596)
Dividends paid on preferred stock	(13)	(13)
Stock and stock option compensation	626	164
Treasury stock purchases	(1,476)	0
Exercise of stock options	1,136	0
Unrealized gain (loss) on investments	8	(92)
Changes in pension and postretirement benefit plans	193	240

Shareholders' equity, end of period	$34,684	$37,429

NOTE 14:  STOCK BASED COMPENSATION

The Company adopted and, at the annual meeting held on April 29, 2011, its shareholders approved the Amended and Restated 2008 Long-Term Incentive Plan (the “Amended and Restated LTIP”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock.  The Amended and Restated LTIP increases the total number of shares authorized under the Amended and Restated LTIP from 500,000 shares to 1,100,000 shares of common stock and is subject to receiving approval from the New York State Public Service Commission and the New Jersey Board of Public Utilities.  Shares available for grant under the Amended and Restated LTIP may be either authorized but unissued shares or shares that have been reacquired by the Company and designated as treasury shares.  As of June 30, 2011, 156,421 common shares were available for grant under the Amended and Restated LTIP.  The Amended and Restated LTIP permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares.  The exercise price per share of the Company’s common stock purchasable under any stock option or stock appreciation right may not be less than 100% of the fair market value of one share of common stock on the date of grant.  The term of any stock option or stock appreciation may not exceed ten years.  The Amended and Restated LTIP also provides plan participants with a cashless mechanism to exercise their stock options.  As of June 30, 2011, the Company purchased treasury stock of $1,477 as a result of plan participant’s using the cashless mechanism when exercising stock options.  Issued restricted stock, stock options and restricted stock units are subject to vesting restrictions.

Restricted Common Stock Awards

The following table summarizes the restricted common stock activity with certain eligible participants during the six months ended June 30, 2011:

			Grant Date
	Date Issued	Shares	Fair Value per Share

Restricted stock granted	1/6/2011	10,573	$14.16
Restricted stock granted	2/25/2011	19,861	$14.70
Restricted stock granted	3/9/2011	25,542	$14.85
Restricted stock granted	4/29/2011	200	$15.00
Restricted stock granted	6/15/2011	2,500	$14.80

Total restricted stock granted		58,676

Stock-based compensation expense for restricted stock awards was $448 and $129 for the six months ended June 30, 2011 and 2010, respectively, and $333 and $69 for in the three months ended June 30, 2011 and 2010, respectively.  Restricted stock awards are amortized over their respective vesting periods of two or three years.  The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis.  The Company has determined expected forfeitures based on recent activity and is recognizing compensation expense only for those restricted common shares expected to vest.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

The following table summarizes the restricted common stock activity during the six month periods ended June 30, 2011 and 2010:

	2011		2010
Unvested Shares	Shares	Grant Date Weighted Average Price per Share	Shares	Grant Date Weighted Average Price per Share

Balance - Beginning of period	47,373	$12.64	21,626	$11.03
Granted	58,676	14.67	35,004	13.22
Vested	(33,986)	13.25	(2,680)	10.29
Forfeited	0	0.00	(200)	12.78
Balance - End of period	72,063	$13.99	53,750	$12.13

The total fair value of restricted stock vested during the six-month periods ended June 30, 2011 and 2010 was $451 and $28, respectively.

Stock Options

The following tables summarize stock option activity for the six-month periods ended June 30, 2011 and 2010, along with options exercisable at the end of the period:

	2011		2010
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding - Beginning of period	160,733	$11.33	123,631	$10.76
Stock options granted	148,381	14.83	43,768	12.88
Exercised	(103,319)	11.01	0	0.00
Forfeited	0	0.00	0	0.00
Outstanding - End of period	205,795	$13.89	167,399	$11.31

Vested and Expected to Vest at June 30	205,795		167,399
Exercisable at June 30	24,206		42,988

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

Stock options vest over a three-year period.  The following table summarizes information about fixed price stock options outstanding at June 30, 2011:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Instrinsic
Exercise Price Per Share	Outstanding	Price	Life (Years)	Value
$10.78	15,166	$10.78	7.1	$56
$10.02	4,051	10.02	7.7	18
$11.20	7,517	11.20	7.8	24
$12.97	7,000	12.97	8.4	10
$12.76	1,000	12.76	8.5	2
$12.88	22,680	12.88	8.7	35
$14.70	19,761	14.70	9.7	0
$14.85	128,620	14.85	9.7	0

	205,795	$11.31	8.9	$299
Exercisable at June 30, 2011	7,458	$12.34	8.6	$20

Stock-based compensation expense for stock option awards was $178 and $35 for the six months ended June 30, 2011 and 2010, respectively, and $148 and $11 for the three months ended June 30, 2011 and 2010, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day, June 30, 2011, and the exercise price times the number of shares) that would have been received by the option holders had all the option holders exercised in-the-money options on June 30, 2011. This amount changes based on the fair market value of the Company’s common stock.

The fair value of the above stock-based option awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the six months ended June 30, 2011 and 2010:

Options	2011	2010

Expected life (in years)	10	10
Interest rate	3.40%	3.78%
Volatility	32.77%	31.70%
Dividend yield	7.00%	6.83%
Weighted-average fair value per share at grant date	$2.16	$1.92

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock granted to employees, as well as the effects of the acceleration of the vesting of stock options and restricted stock which had been granted to the former Chief Financial Officer in the amount of $291, that are included in the Company’s consolidated statements of income for the three and six months ended June 30, 2011 and 2010:

	Three Months		Six Months
Stock-Based Compensation Expense	2011	2010	2011	2010

Cost of services and products	$17	$0	$34	$0
Selling, general and administrative expenses	464	81	592	164
	$481	$81	$626	$164

As of June 30, 2011, $967 of total unrecognized compensation expense related to stock options and restricted common stock is expected to be recognized over a weighted average period of approximately 1.9 years.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 15:  SUBSEQUENT EVENTS

On July 14, 2011, the Company entered into an agreement to purchase substantially all of the assets and assume certain of the liabilities of Alteva, LLC (the” Alteva Agreement”), a cloud-based Unified Communications solutions provider and enterprise hosted Voice over Internet Protocol provider in exchange for cash and stock with a potential combined value of $17,000. The issuance of stock contemplated under the Alteva Agreement is subject to regulatory approval by the New York State Public Service Commission (“PSC”) and the New Jersey Board of Public Utilities (“BPU”).

On August 5, 2011, the Company purchased substantially all of the assets and assumed certain of the liabilities of Alteva, LLC pursuant to the terms of the Alteva Agreement.  In exchange for the assets of Alteva, LLC, the Company made the following payments:

•	$9,392 in cash to Alteva, LLC (of which $85 was used to pay Alteva’s share of the cost for a representation and warranty insurance policy);
•	$773 was used to retire certain indebtedness of Alteva, LLC; and
•
$4,000 in cash was placed in escrow, which amount will be (i) returned to the Company upon the issuance of unregistered shares of the Company’s common stock having a value of approximately $4,000 upon receipt of PSC and BPU approvals, or (ii) be released to Alteva, LLC in the event that PSC and BPU approvals are not received prior to December 3, 2011, in which case the Company will pay Alteva, LLC $4,000 cash in lieu of the Company’s common stock.

In addition, up to a total of $2,000 in cash is payable to Alteva, LLC, on August 5, 2012 and 2013 (or prior to January 1, 2013 depending on certain tax law changes), if certain performance-based conditions are satisfied.  There will also be a post-closing working capital adjustment to the purchase price.  The Company withheld $750 from the purchase price as security for a potential working capital adjustment, the payment of certain liabilities and for possible indemnification claims.  On August 5, 2012, the Company will pay to Alteva, LLC the sum of $750, less any amounts offset against such amount pursuant to the terms of the Agreement.

On August 1, 2011, the Company drew down its entire $4,000 line of credit with Provident Bank.  Pursuant to the terms of the Alteva Agreement, the funds were deposited in an escrow account and the balance in the escrow account will be distributed to Alteva, LLC if PSC and BPU approval of the stock transaction is not received within 120 days of closing.  If the PSC and BPU approval is received within 120 days of closing, the balance in the escrow account will be returned to the Company.

On August 3, 2011, the Company entered into a supplement to its master loan agreement with CoBank, ACB.  The supplement provides for a $5,000 revolving loan facility in the principal amount of $5,000 (the “CoBank Revolving Loan”).  Also on August 3, 2011, the Company drew down the entire $5,000 principal amount of the CoBank Revolving Loan to fund a portion of the purchase price of the Alteva Agreement.  The CoBank Revolving Loan becomes due and payable on August 2, 2012.

The CoBank Revolving Loan incurs interest at a variable rate determined by CoBank, ACB or, if selected by the Company, at LIBOR plus 3.50%.  Interest is payable quarterly in arrears.  The Company paid CoBank, ACB a $50 origination fee in connection with the CoBank Revolving Loan.

On August 4, 2011, the Board of Directors declared a regular quarterly dividend of $.26 per share of the Company’s common stock and $1.25 per share of the Company’s preferred stock.  The dividends are payable on September 30, 2011 to the shareholders of record on September 20, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Revenues decreased 1% to $5,811 for the three months ended June 30, 2011, in comparison to $5,888 for the three months ended June 30, 2010.  Operating expense increased 12% to 8,388 for the three months ended June 30, 2011, in comparison to $7,466 for the three months ended June 30, 2010.   The increase in operating expenses was primarily attributable to accelerated compensation expense associated with the severance agreement with our former Chief Financial Officer and increased legal expenses associated with the amendment to the O-P limited partnership agreement and the agreement to purchase substantially all of the assets of Alteva, LLC.  During the three-month period ended June 30, 2011, we had a net loss of $240, compared to net income of $876 for the three-month period ended June 30, 2010.   This decrease of $1,116 was primarily attributable to the increase in operating expenses and lower O-P earnings associated with the amendment to the O-P limited partnership agreement.

We entered into the 4G Agreement on May 26, 2011.  The 4G Agreement provides that the O-P’s business will be converted from a wholesale business to a retail business.  The 4G Agreement provides for guaranteed annual cash distributions to us from the O-P through 2013.  For 2011, annual cash distributions from the O-P will be $13,600 and for 2012 and 2013 the annual cash distribution will be $13,000.  Annual cash distributions will be paid in equal quarterly amounts. The 4G Agreement also gives us the right (the “Put”) to require one of the O-P’s limited partners to purchase all of our ownership interest in the O-P during April 2013 or April 2014 for an amount equal to the greater of (a) $50,000 or (b) the product of five (5) times 0.081081 times the O-P’s EBITDA for the calendar year preceding the exercise of the Put.

The conversion of the O-P from a wholesale business to a retail business pursuant to the 4G Agreement will increase the cellular service costs and operating expenses incurred by the O-P, which is expected to cause a subsequent reduction in the O-P’s net income.  Although our share of the O-P net income recorded in our income statement is expected to decrease as a result of the conversion to a retail business, the annual cash distributions we receive from the O-P will remain unchanged pursuant to the terms of the 4G Agreement.  Regardless of the O-P’s net income, pursuant to the 4G Agreement, we will receive from the O-P an annual cash distribution of $13,600 in 2011 and annual cash distributions of $13,000 in 2012 and 2013.

On July 14, 2011, we entered into an agreement to purchase substantially all of the assets and assume certain of the liabilities of Alteva, LLC (the “Alteva Agreement”), a cloud-based Unified Communications solutions provider and enterprise hosted Voice over Internet Protocol (“VoIP”) provider in exchange for cash and stock with a potential combined value of $17 million.  The issuance of stock contemplated under the Alteva Agreement is subject to regulatory approval by the PSC and BPU.

On August 5, 2011, we purchased substantially all of the assets and assumed certain of the liabilities of Alteva, LLC pursuant to the terms of the Alteva Agreement.  In exchange for the assets of Alteva, LLC, we made the following payments:

•	$9,392 in cash to Alteva, LLC (of which $85 was used to pay Alteva’s share of the cost for a representation and warranty insurance policy);
•	$773 was used to retire certain indebtedness of Alteva, LLC; and
•
$4,000 in cash was placed in escrow, which amount will be (i) returned to us upon the issuance of unregistered shares of our common stock having a value of approximately $4,000 upon receipt of PSC and BPU approvals, or (ii) be released to Alteva, LLC in the event that PSC and BPU approvals are not received prior to December 3, 2011, in which case we will pay Alteva, LLC $4,000 cash in lieu of our common stock.

In addition, up to a total of $2,000 in cash is payable to Alteva, LLC, on August 5, 2012 and 2013 (or prior to January 1, 2013 depending on certain tax law changes), if certain performance-based conditions are satisfied.  There will also be a post-closing working capital adjustment to the purchase price.  We withheld $750 from the purchase price as security for a potential working capital adjustment, the payment of certain liabilities and for possible indemnification claims.  On August 5, 2012, we will pay to Alteva, LLC the sum of $750, less any amounts offset against such amount pursuant to the terms of the Agreement.

On May 5, 2011, Kenneth H. Volz resigned his position as our Executive Vice President, Chief Financial Officer and Treasurer and was replaced by Ralph Martucci, Jr.  On May 6, 2011, we entered into a severance agreement and release of all claims (the “Severance Agreement”) with Mr. Volz.  Pursuant to the terms of the Severance Agreement, Mr. Volz received a lump sum payment of $231, which represents his annual base salary from May 5, 2011 through April 10, 2012.  In addition, he received a separate lump sum payment for unused vacation time of $16 and current accrued and unused vacation time of $7.  Mr. Volz’s stock options and restricted stock awards vested upon signing the Severance Agreement, which amounted to $291 of expense during the period ended June 30, 2011.

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

We provide telephone service to customers in Warwick, Florida and Pine Island, New York, and Vernon and Upper Greenwood Lake, New Jersey as the Incumbent Local Exchange Carrier (“ILEC”).  We also provide VoIP, Internet and video services.  Our service area is primarily rural and has an estimated population of 52,000. We also operate as a Competitive Local Exchange Carrier (“CLEC”) in areas that are adjacent to our ILEC territories and beyond, where we believe we can provide service effectively and efficiently.

Consistent with the past several years, we have continued to experience overall declines in access lines due to sustained competition and wireless substitution for landline telephone services in our regulated franchise area.

Results of operations for the three months ended June 30, 2011 and 2010

OPERATING REVENUES

Operating revenues for the three-month period ended June 30, 2011 decreased by $77 or 1% to $5,811 from $5,888 for the same period in 2010.  This decrease was due primarily to:

•
A decrease in data services revenue of $69 or 4% primarily associated with decreased revenue for high speed broadband and landline video services of $173 caused by losses in landline video services due to customers switching to our DIRECTV services or to a competitor.  These decreases were partially offset by increases in revenue of $107 for our DIRECTV and hosted internet protocol (“IP”) products.

•
A decrease in network access revenue of $56 or 3% due mainly to lower revenues of $133 associated with USF and lower end user regulatory revenues of $51 attributable to loss of access lines, offset  by the increased revenues associated primarily with the additional sales of special circuits of $128.

•
A decrease in long distance revenue of $81 or 15% due mainly to the effect of customers switching to our promotional prices, declining minutes of use, and access line loss attributable to competitive landline telephone service  and wireless substitution.

•	A decrease in directory services of $30 or 12% due primarily to lower sales of yellow page advertising.

•
A decrease in other services and sales revenue of $6 or 2% due primarily to lower revenue associated with private line revenue, circuit revenue, leased equipment, inside wire and other ancillary services.

Partially offset by:

•
An increase in local network service revenue of $82 or 12% associated with rate increases in July 2010 for New Jersey customers and November 2010 for New York customers offset by access line loss attributable to competitive landline telephone service and wireless substitution.

•	An increase in wholesale services of $75 or 24% due to increases in usage by wholesale customers and new customer sales.

•	An increase in conferencing services of $8 or 25% due to increases in usage by conferencing customers.

OPERATING EXPENSES

Operating expenses for the three-month period ended June 30, 2011 increased $922 or 12% to $8,388 from $7,466 for the same period in 2010.  This increase was due primarily to:

•
Cost of services and products increased $5 primarily due to an increase of $133 attributable to volume-driven circuit costs and access charges, as well as installation costs for our hosted IP product, offset by a decrease of $72 in costs associated with DIRECTV installations, $48 for our landline video product and $11 associated with our directory campaign.

•
Selling, general and administrative expenses increased $1,004 or 32% due mainly to the accelerated compensation expenses associated with the severance agreement of our former Chief Financial Officer and other increases in compensation and benefits of $808, increased product advertising costs of $72, higher professional fees of $155 primarily associated with the 4G Agreement and Alteva Agreement, offset by lower bad debt expense of $40.

•	Depreciation and amortization expense decreased $87 or 6% primarily associated with the decrease in fixed assets, in 2010, related to our landline video business.

OTHER INCOME (EXPENSE)

Other income (expense) for the three-month period ended June 30, 2011 decreased $725 or 25% to $2,209 from $2,934 for the same period in 2010.  This decrease is due mainly to:

•
A decrease in equity method investments of $739 from lower O-P earnings as a result of the transition of the O-P from a wholesale business to a retail business pursuant to the 4G Agreement, and an increase in other expense of $20, mainly associated with the loss on the sale of bonds, which was partially offset by higher dividend income of $42.

Results of operations for the six months ended June 30, 2011 and 2010

OPERATING REVENUES

Operating revenues for the six-month period ended June 30, 2011 increased by $42 to $11,989 from $11,947 during the same period in 2010.  This increase was due primarily to:

•	An increase in wholesale services of $401 or 66% due to increases in usage by wholesale customers and new customer sales.

•
An increase in local network service revenue of $132 or 10% associated with rate increases in July 2010 for New Jersey customers and November 2010 for New York customers offset by access line loss attributable to competitive landline telephone service and wireless substitution.

Partially offset by:

•
A decrease in data services revenue of $202 or 6% primarily associated with decreased revenue for high speed broadband and landline video services of $508 caused by losses in landline video services due to customers switching to our DIRECTV services or to a competitor.  These decreases were partially offset by increases in revenue of $317 for our DIRECTV and hosted IP products.

•
A decrease in long distance revenue of $179 or 16% due mainly to the effect of customers switching to our promotional prices, declining minutes of use and access line loss attributable to competitive landline telephone service  and wireless substitution.

•	A decrease in directory services of $63 or 12% primarily due mainly to lower sales of yellow page advertising.

•
A decrease in other services and sales revenue of $48 or 8% due primarily to lower revenue associated with private line revenue, circuit revenue, leased equipment, inside wire and other ancillary services.

OPERATING EXPENSES

Operating expenses for the six-month period ended June 30, 2011 increased $1,528 or 10% to $16,517 from $14,989 during the same period in 2010.  This increase was due primarily to:

•
Cost of services and products increased $384 or 7% primarily due to an increase of $579 attributable to volume-driven circuit costs and access charges, as well as, installation costs for our hosted IP product, offset by a decrease of $89 in costs associated with DIRECTV installations, $48 in lower costs for our directory campaign and $78 in decreased costs associated with our landline video product.

•
Selling, general and administrative expenses increased $1,246 or 20% due mainly to the accelerated compensation expenses associated with the severance agreement of our former Chief Financial Officer and other increases in compensation and benefits of $1,071, increased product advertising costs of $130, higher professional fees of $168 primarily associated with the 4G Agreement and Alteva Agreement, offset by lower maintenance costs of $95 and bad debt expense of $45.

•	Depreciation and amortization expense decreased $102 or 4% primarily associated with the decrease in fixed assets, in 2010, related to our landline video business.

OTHER INCOME (EXPENSE)

Other income (expense) for the six-month period ended June 30, 2011 decreased $370 or 6% to $5,490 from $5,860 during the same period in 2010.  This decrease is due mainly to:

•
A decrease in equity method investments of $327 from lower O-P earnings as a result of the transition of the O-P from a wholesale business to a retail business pursuant to the 4G Agreement and a decrease of $87, which is mainly associated with the reduction of estimated landline video settlement expenses in 2010, offset by higher interest and dividend income of $68 and lower interest expense on funded debt of $23.

LIQUIDITY AND CAPITAL RESOURCES

We had $10,292 of cash and cash equivalents and short-term investments available at June 30, 2011 as compared with $13,535 at December 31, 2010.  This decrease was primarily related to the reductions of accrued expenses, income taxes, and the additional purchase of network equipment, described below.  Our short-term investments include corporate and municipal bonds and bank certificates of deposit.

We have a $4,000 line of credit with Provident Bank (the “Bank”), of which the entire amount remained unused at June 30, 2011.  In the event of a drawdown, interest would be applied based on a variable rate that is a function of the Prime Commercial Lending Rate as listed in the Wall Street Journal.  Borrowings are on a demand basis with limited restrictions relating to written notification to the Bank requesting a drawdown, the use of requested funds, and the expected means for repayment.  On August 1, 2011, the Company drew down its entire $4,000 line of credit with Provident Bank.  Pursuant to the Alteva Agreement the funds were deposited in an escrow account and the $4,000 will be distributed to Alteva, LLC if the PSC and BPU approvals of the stock transaction are not received within 120 days of closing.  If the PSC and BPU approvals are received within 120 days of closing, the balance in the escrow account will be returned to us.

As of June 30, 2011, $1,899 in principal amount was outstanding under the CoBank ACB term credit facility. The final payment is due July 20, 2012.   We are required to make interest and outstanding principal payments in quarterly installments under the CoBank ACB term credit facility.

On August 3, 2011, we entered into a supplement to our master loan agreement with CoBank, ACB.  The supplement provides for a $5,000 revolving loan facility in the principal amount of $5,000 (the “CoBank Revolving Loan”).  Also on August 3, 2011, we drew down the entire $5,000 principal amount of the CoBank Revolving Loan to fund a portion of the purchase price of the Alteva Agreement.  The CoBank Revolving Loan becomes due and payable on August 2, 2012.

The CoBank Revolving Loan incurs interest at a variable rate determined by CoBank, ACB or, if selected by us, at LIBOR plus 3.50%.  Interest is payable quarterly in arrears.  We paid CoBank, ACB a $50 origination fee in connection with the CoBank Revolving Loan.

CASH FROM OPERATING ACTIVITIES

Our source of funds continues to be primarily generated from cash distributions from the O-P which may differ from the income from equity method investments reported on our income statement.   For the six months ended June 30, 2011, we recorded $5,416 of income from the O-P and $6,155 cash distributions.   For the six months ended June 30, 2010, we recorded $5,743 of income from the O-P and $6,081 cash distributions.  For 2011, annual cash distributions from the O-P will be $13,600 pursuant to the 4G Agreement.  For the six months ended June 30, 2011, net cash provided by operating activities was $2,524 as compared to $6,071 for the six months ended June 30, 2010.  This decrease was primarily related to the reductions in accrued expenses and income taxes during 2011.

CASH FROM INVESTING ACTIVITIES

Capital expenditures totaled $1,801 during the six months ended June 30, 2011 as compared to $579 for the corresponding period in 2010. Capital expenditures increased as a result of the purchase of certain network equipment for additional capacity and upgrades to outside plant facilities.  We do not expect to make additional capital expenditures during 2011 other than the usual and customary budgeted capital expenditures.   Short-term investment purchases totaled $993, offset by sales of $1,176 during the six months ended June 30, 2011, which are comprised of corporate and municipal bonds.  We sold certain of our short-term investments as a result of favorable market conditions.

CASH FROM FINANCING ACTIVITIES

Dividends declared on our common shares by the Board of Directors were $0.52 per share for the six months ended June 30, 2011 and were $0.48 for the six months ended June 30, 2010.  The total amount of dividends paid on our common shares by us for each of the six-month periods ended June 30, 2011 and 2010 was $2,847 and $2,596, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the accounting standard update regarding fair value measurement was issued. This standard update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards.  This standard update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  The amendment becomes effective for annual periods beginning after December 15, 2011.  We do not believe this will have a material impact on our consolidated financial statements.

In June 2011, the accounting standard update regarding the presentation of comprehensive income was issued.  This standard update was issued to increase the prominence of items reported in other comprehensive income and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We do not believe this will have a material impact on our consolidated financial statements.

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; demographic changes; technological changes and changes in consumer demand; existing governmental regulations and changes in or the failure to comply with, governmental regulations; legislative proposals relating to the businesses in which we operate; reductions in cash distributions from the O-P; competition; or the loss of any significant ability to attract and retain qualified personnel. Given these uncertainties, current and prospective investors should be cautioned in their reliance on such forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.  For a further discussion of the matters described above, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any material market risk. We do not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes.  Our only assets exposed to market risk are our fixed income short-term investments into which we deposit our excess operating funds on an ongoing basis and our exposure to changes in interest rates resulting from borrowing activities.  We had $2,461 of funds deposited in bank certificate of deposits, corporate and municipal bonds at June 30, 2011.  In regards to our CoBank ACB term loan, we have the option of choosing the following rate options:  Weekly Quoted Variable Rate, Long-Term Fixed Quote and a LIBOR Option.  There were no material changes to our quantitative disclosures about market risk as presented in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon this evaluation, our President and Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Shareholders in 401(k) Plan

As of June 30, 2011, 0.7% of our outstanding common shares were held by employees in our 401(k) plan.  These percentages fluctuate quarterly.

ITEM 6.  EXHIBITS

10.1	Severance Agreement, dated May 5, 2011, by and between the Company and Kenneth H. Volz, former Executive Vice President, Chief Financial Officer and Treasurer.

10.2	Orange County-Poughkeepsie Limited Partnership Amendment 5, dated April 10, 2007.

10.3	Orange County-Poughkeepsie Limited Partnership Amendment 6, dated May 26, 2011.

10.4	Agreement dated May 26, 2011, by and between Verizon Wireless of the East, LP, Cellco Partnership and the Company.

*10.5
Employment Agreement dated May 9, 2011, by and between the Company and Ralph Martucci, Jr. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2011).

*10.6	Amended and Restated Warwick Valley Telephone 2008 Long-Term Incentive Plan (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement filed on March 28, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Duane W. Albro, President, and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Ralph Martucci, Jr., Executive Vice President, Chief Financial Officer and Treasurer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Duane W. Albro, President, and Chief Executive Officer.

32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ralph Martucci, Jr., Executive Vice President, Chief Financial Officer and Treasurer.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warwick Valley Telephone Company ( Registrant)

Date: August 9, 2011	By:	/s/ Duane W. Albro
Duane W. Albro
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2011	By:	/s/ Ralph Martucci, Jr.
Ralph Martucci, Jr.
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits

10.1	Severance Agreement, dated May 6, 2011, by and between the Company and Kenneth H. Volz, former Executive Vice President, Chief Financial Officer and Treasurer.

10.2	Orange County-Poughkeepsie Limited Partnership Amendment 5, dated April 10, 2007.

10.3	Orange County-Poughkeepsie Limited Partnership Amendment 6, dated May 26, 2011.

10.4	Agreement dated May 26, 2011, by and between Verizon Wireless of the East, LP, Cellco Partnership and the Company.

31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Duane W. Albro, President, and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Ralph Martucci, Jr., Executive Vice President, Chief Financial Officer and Treasurer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Duane W. Albro, President, and Chief Executive Officer.

32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ralph Martucci, Jr., Executive Vice President, Chief Financial Officer and Treasurer.