Form 10-Q/A
period 2011-06-30
WARWICK VALLEY TELEPHONE CO
filed 2011-08-24
CIK 104777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 9, 2011, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part  I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

ITEM 6.  EXHIBITS

10.1
Severance Agreement, dated May 5, 2011, by and between the Company and Kenneth H. Volz, former Executive Vice  President, Chief Financial Officer and Treasurer (previously filed with the original Form 10-Q).

10.2	Orange County-Poughkeepsie Limited Partnership Amendment 5, dated April 10, 2007 (previously filed with the original Form 10-Q).

10.3	Orange County-Poughkeepsie Limited Partnership Amendment 6, dated May 26, 2011 (previously filed with the original Form 10-Q).

10.4	Agreement dated May 26, 2011, by and between Verizon Wireless of the East, LP, Cellco Partnership and the Company (previously filed with the original Form 10-Q).

*10.5
Employment Agreement dated May 9, 2011, by and between the Company and Ralph Martucci, Jr. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2011).

*10.6	Amended and Restated Warwick Valley Telephone 2008 Long-Term Incentive Plan (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement filed on March 28, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Duane W. Albro, President, and Chief Executive Officer (previously filed with the original Form 10-Q).

31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Ralph Martucci, Jr., Executive Vice President, Chief Financial Officer and Treasurer (previously filed with the original Form 10-Q).

31.3	Rule 13a-14(a)/15d-14(a) Certification signed by Duane W. Albro, President, and Chief Executive Officer.

31.4	Rule 13a-14(a)/15d-14(a) Certification signed by Ralph Martucci, Jr., Executive Vice President, Chief Financial Officer and Treasurer.

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Duane W. Albro, President, and Chief Executive Officer (previously filed with the original Form 10-Q).

32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ralph Martucci, Jr., Executive Vice President, Chief Financial Officer and Treasurer (previously filed with the original Form 10-Q).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.
+ Pursuant to Rule 406T of Regulation S-T, the information in this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warwick Valley Telephone Company
(Registrant)

Date: August 24, 2011	By:	/s/ Duane W. Albro
Duane W. Albro
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 24, 2011	By:	/s/ Ralph Martucci, Jr.
Ralph Martucci, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Index to Exhibits

31.3	Rule 13a-14(a)/15d-14(a) Certification signed by Duane W. Albro, President, and Chief Executive Officer.

31.4	Rule 13a-14(a)/15d-14(a) Certification signed by Ralph Martucci, Jr., Executive Vice President, Chief Financial Officer and Treasurer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document