Form 10-Q
period 2011-09-30
WARWICK VALLEY TELEPHONE CO
filed 2011-11-09
CIK 104777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐    NO ☑

The number of shares of Warwick Valley Telephone Company common stock outstanding as of November 3, 2011 was 5,757,439.

Part I – Financial Information
Item 1.  Financial Statements

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands except share and per share amounts)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$4,909	$10,899
Cash held in escrow - restricted	3,351	0
Short term investments	258	2,636
Accounts receivable - net of allowance for uncollectibles - $483 and $350 in 2011 and 2010, respectively	2,949	2,451
Other accounts receivable	288	94
Materials and supplies	1,205	986
Prepaid expenses	752	538
Prepaid income taxes	1,993	0
Total current assets	15,705	17,604

Property, plant and equipment, net	26,303	27,258
Unamortized debt issuance costs	64	21
Intangible assets, net	8,315	217
Investments	4,547	7,681
Goodwill	8,299	0
Other assets	322	294

Total assets	$63,555	$53,075

Liabilities and Shareholders' Equity

Current liabilities
Short-term borrowings	$9,000	$0
Accounts payable	1,897	1,174
Current maturities of long-term debt	1,519	1,519
Amounts due in connection with business acquisition	6,018	0
Advance billing and payments	392	397
Customer deposits	87	56
Deferred income taxes	0	38
Accrued taxes	513	1,041
Pension and postretirement benefit obligations	529	529
Other accrued expenses	2,028	2,262
Total current liabilities	21,983	7,016

Long-term debt, net of current maturities	0	1,139
Amounts due in connection with business acquisition	1,000	0
Deferred income taxes	2,412	1,941
Pension and postretirement benefit obligations	6,277	6,554

Total liabilities	31,672	16,650

Commitments and contingencies

Shareholders' equity
Preferred shares - $100 par value; authorized and issued shares of 5,000;
$0.01 par value authorized and unissued shares of 10,000,000	500	500
Common stock - $0.01 par value; authorized shares of 10,000,000 issued 6,218,654 and 6,054,741 shares at September 30, 2011 and December 31, 2010, respectively	62	60
Treasury stock - at cost, 733,694 and 635,189 shares of common stock at September 30, 2011 and December 31, 2010, respectively	(6,244)	(4,770)
Additional paid in capital	6,020	4,063
Accumulated other comprehensive loss	(2,463)	(2,784)
Retained earnings	34,008	39,356

Total shareholders' equity	31,883	36,425

Total liabilities and shareholders' equity	$63,555	$53,075

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
($ in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Operating revenues	$6,829	$6,250	$18,818	$18,197

Operating expenses
Cost of services and products (exclusive of
depreciation and amortization expense)	4,024	2,940	10,215	8,747
Selling, general and administrative expenses	4,883	3,566	12,471	9,908
Depreciation and amortization	1,365	1,370	4,103	4,210
Total operating expenses	10,272	7,876	26,789	22,865
Operating loss	(3,443)	(1,626)	(7,971)	(4,668)

Other income (expense)
Interest income (expense)	(55)	37	4	23
Income from equity method investment	1,328	3,362	6,744	9,105
Other income (expense), net	31	81	46	212
Total other income (expense)	1,304	3,480	6,794	9,340
Income (loss) before income taxes	(2,139)	1,854	(1,177)	4,672

Income taxes (benefit)	(450)	588	(120)	1,585
Net income (loss)	(1,689)	1,266	(1,057)	3,087

Preferred dividends	6	6	19	19
Income (loss) applicable to common stock	$(1,695)	$1,260	$(1,076)	$3,068

Basic earnings (loss) per share	$(0.31)	$0.24	$(0.20)	$0.57

Diluted earnings (loss) per share	$(0.31)	$0.23	$(0.20)	$0.57

Weighted average shares of common stock
used to calculate earnings per share
Basic	5,424,927	5,362,433	5,408,603	5,360,485
Diluted	5,424,927	5,407,192	5,408,603	5,401,531
Dividends declared per common share	$0.26	$0.24	$0.78	$0.72

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in thousands)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES

Net Income (loss)	$(1,057)	$3,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,103	4,210
Stock-based compensation expense	821	252
Deferred income taxes	433	140
Income from equity investments, net of distributions	3,134	217
Changes in assets and liabilities, net of effects of business acquisition
Accounts receivable	361	358
Other accounts receivable	(194)	84
Materials and supplies	16	(44)
Prepaid income taxes	(1,993)	451
Prepaid expenses	(139)	(198)
Other assets	(91)	(33)
Accounts payable	194	(89)
Customers' deposits	(36)	(36)
Advance billing and payment	(55)	55
Accrued taxes	(528)	46
Pension and postretirement benefit obligations	13	133
Other accrued expenses	(371)	540
Net cash provided by operating activities	4,611	9,173

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,939)	(951)
Purchase of intangibles	(55)	(33)
Sale of short-term investments	2,409	0
Purchase of short-term investments	0	(1,752)
Business acquisition, net of cash acquired	(10,250)	0
Net cash used in investing activities	(9,835)	(2,736)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of long-term debt	(1,139)	(1,139)
Repayment of capital leases	(649)	0
Proceeds from notes payable	9,000	0
Increase in restricted cash	(3,351)	0
Exercise of stock options	1,138	36
Treasury stock purchases	(1,474)	(17)
Dividends (Common and Preferred)	(4,291)	(3,915)
Net cash provided by/(used) in financing activities	(766)	(5,035)

Net change in cash and cash equivalents	(5,990)	1,402

Cash and cash equivalents at beginning of period	10,899	9,286

Cash and cash equivalents at end of period	$4,909	$10,688

Supplemental disclosure of non-cash investing and financing activities:
Amounts due in connection with business acquisition	$7,340	$–

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Warwick Valley Telephone Company (the “Company”) is a full-service telecommunications company.  As a regional Incumbent Local Exchange Carrier operating in southern Orange County, New York and northern New Jersey, the Company provides its historic local and toll telephone service to residential and business customers, Internet high speed broadband service, video service and DIRECTV.  Through its acquisitions of the Alteva (see Note 2) and USA Datanet businesses, the Company delivers cloud-based Unified Communications solutions including Voice over Internet Protocol (“VoIP”), hosted Microsoft Communication Services, fixed mobile convergence and advanced voice applications for a broad customer base including enterprise customers, small and medium-sized busineses and other business customers.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included.  Operating results and cash flows for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and any disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2:  BUSINESS ACQUISITION

On August 5, 2011, Warwick Valley Networks, Inc. (“WVN”), a wholly-owned subsidiary of the Company, purchased substantially all of the assets and assumed certain of the liabilities of Alteva, LLC (“Alteva”), a cloud-based Unified Communications solutions provider and enterprise hosted VoIP provider, in exchange for cash and stock with an estimated value of approximately $17,590 pursuant to the terms of the asset purchase agreement between the Company and Alteva (the “Alteva Agreement”).  The issuance of the Company’s common stock contemplated under the Alteva Agreement was subject to regulatory approval by the New York State Public Service Commission (“PSC”) and the New Jersey Board of Public Utilities (“BPU”), both of which have  approved the transaction (see Note 19). The assets acquired included Alteva’s VoIP line of business, which provides communication services for commercial customers and unified communication lines of business.  This acquisition extends the Company’s VoIP services to New Jersey, Pennsylvania and various other states and continues the Company’s corporate strategy to expand its business beyond its regulated franchise area.

Pursuant to the Alteva Agreement, WVN purchased substantially all of the assets of Alteva.  WVN assumed only certain of Alteva’s liabilities, including certain of its contracts, debt owed under specified capital leases and certain accounts payable.

In exchange for the assets purchased and the liabilities assumed from Alteva, WVN made the following payments:

•	$10,250 in cash was paid to Alteva; and
•
$4,000 in cash was placed in escrow, which amount is to be (i) returned to the WVN upon the issuance of unregistered shares of the Company’s common stock, having a value of approximately $4,000, upon receipt of the PSC and the BPU approvals, or (ii) be released to Alteva in the event that the PSC and BPU approvals were not received prior to December 3, 2011, in which case WVN was to pay Alteva $4,000 cash in lieu of the Company’s common stock.

As of October 21, 2011, the Company has obtained the necessary approvals from the PSC and BPU.  As a result, the Company issued 272,479 shares of common stock to the members of Alteva as of October 21, 2011 and $3,351 of the remaining amount placed in escrow will be returned to WVN.  (See Note 19).

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

The results of Alteva’s operations have been included in the Company’s consolidated financial statements since August 5, 2011.

The Company’s use of funds to acquire certain assets of Alteva consisted of the following:

Cash (1)	$10,250
Cash in escrow (2)	4,000
Contingent consideration (3)	2,000
Hold-back payable (4)	750
Working capital payable adjustment (5)	590
Total consideration	$17,590

1)	$ 5,000 of this amount was borrowed from CoBank, ACB (see Note 7).
2)	Cash placed in escrow, pending issuance of 272,479 shares of the Company’s common stock. This amount was borrowed from Provident Bank (see Note 7).
3)
Up to a total of $2,000 in cash is payable to Alteva on August 5, 2012 and 2013 (or prior to January 1, 2013 depending on certain tax law changes), if certain performance-based conditions are satisfied.

4)	This hold-back amount, withheld at closing, is payable on August 5, 2012, less any amounts offset against such amount pursuant to the terms of the Alteva Agreement.
5)	This is the estimated additional working capital adjustment payable to Alteva based on preliminary calculations.

The preliminary estimated purchase price has been allocated as follows:

Accounts receivable, net	$818
Other receivables - cash	41
Inventory	235
Prepaid expenses	63
Other assets	12
Property, plant and equipment	865
Intangible assets	8,367
Goodwill	8,299
Total assets acquired	18,700

Capital leases	(671)
Accounts payable	(185)
Accrued expenses	(137)
Customer deposits	(67)
Deferred revenue, net	(50)
Total liabilities assumed	(1,110)

Total	$17,590

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The excess of the purchase consideration over the fair value of the net assets acquired has been allocated to goodwill.  The preliminary purchase price allocation may be adjusted after obtaining more information regarding, among other things, valuations of assets acquired, liabilities assumed, and revisions of preliminary estimates and finalization of the working capital adjustment.  The preliminary purchase price may also be adjusted for the valuation of the put option the members of Alteva have under the Lock-up and Put Agreement (as defined below).

The Company entered into a Lock-up and Put Agreement, effective October 21, 2011, with the members of Alteva (the “Lock-up and Put Agreement)” pursuant to which each of the members agreed to certain restrictions on their ability to sell shares of the Company’s common stock they will be issued in connection with the Alteva Agreement (the “Alteva Shares”).  Under the Lock-up and Put Agreement, each member of Alteva may transfer to any of the permitted transferees up to 50% of their Alteva Shares between October 21, 2012 and December 14, 2012.  The members of Alteva may sell their remaining Alteva Shares without restriction beginning on December 15, 2012.  In addition, the Lock-up and Put Agreement gives each member of Alteva the option to sell their Alteva Shares to the Company within a certain prescribed time period at a predetermined price (the “Put”).  The Alteva members may exercise their Put with respect to half of their Alteva Shares within a 60-day period commencing on October 21, 2012 and the other half within a 60-day period commencing on December 15, 2012.  The purchase price of the Put will be the greater of (i) the closing price of the Company’s common stock on the date of exercise of the Put or (ii) $11.74.  The Lock-up and Put Agreement also includes a purchase price protection for the Alteva selling shareholders.  The purchase price protection provides that if the price of the Company’s common stock for the 30 trading days immediately prior to October 21, 2012 or December 15, 2012 (but excluding the three trading days prior to and after the record date for any cash dividend declared by the Company) (the “Release Date Price”) is less than $11.74, then the Company will issue to the Alteva members the aggregate number of shares of the Company’s common stock equal to the difference between $1,600 and the market value of 50% of the aggregate Alteva Shares on October 21, 2012 or December 15, 2012, or 100% of the aggregate Alteva Shares if the Release Date Price is less than $11.74 on both dates.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

The Company will record the valuation as an estimated contingent liability using a binomial method based on significant inputs not observed in the market and thus will represent a Level 3 instrument.  Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.  The final purchase price allocation and its effect on results of operations may differ significantly from the amounts included herein.  The Company is in the process of obtaining third-party valuations of the assets acquired, liabilities assumed and the Lock-up and Put Agreement; thus, the allocation of the purchase price is subject to adjustment.

The $8,367 of acquired intangible assets assigned to customer lists has a weighted-average useful life of approximately seven years.  The Company recorded $8,250 in goodwill and for tax purposes intangibles will be amortized over 15 years.

The Company incurred $669 of acquisition-related costs as general and administrative expenses in the Consolidated Statements of Operations in the three and nine-month periods ended September 30, 2011.  The revenue from Alteva included in the Company’s statement of operations for the three months and nine months ended September 30, 2011 was $1,117 and net loss before income taxes was $273.

The following unaudited pro forma condensed consolidated results of operations for the Company for the three and nine months ended September 30, 2011 and 2010, respectively, assume that the purchase of certain assets and the assumption of certain liabilities of Alteva occurred January 1, 2011 and 2010.  The unaudited pro forma information presents the combined operating results of the acquired Alteva business and the Company, with the results prior to the date of the Alteva Agreement adjusted for amortization of intangibles and depreciation of fixed assets, based on the preliminary purchase price allocation and the elimination of acquisition related costs.

The unaudited pro forma results shown in the table below do not purport to be indicative of the results that would have been obtained if the Alteva Agreement did not occur as of January 1, 2011 nor does the unaudited pro forma data intend to be a projection of results that may be obtained in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Operating revenues	$7,471	$7,752	$22,879	$22,630

Operating expenses
Cost of services and products (exclusive of
depreciation and amortization expense)	4,083	3,547	11,707	10,546
Selling, general and administrative expenses	4,856	4,402	14,765	12,318
Depreciation and amortization	1,762	1,749	5,242	5,350
Total operating expenses	10,701	9,698	31,714	28,214
Operating loss	(3,230)	(1,946)	(8,835)	(5,584)

Other income (expense)	725	3,426	6,040	9,175

Income (loss) before income taxes	$(2,505)	$1,480	$(2,795)	$3,591

Basic earnings (loss) per share	$(0.36)	$0.16	$(0.47)	$0.35

Dilluted earnings (loss) per share	$(0.36)	$0.16	$(0.47)	$0.35

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, an accounting standards update regarding fair value measurement was issued. This standards update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards.  This standards update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This standards update becomes effective for annual periods beginning after December 15, 2011.  The Company does not believe this will have a material impact on its consolidated financial statements.

In June 2011, an accounting standards update regarding the presentation of comprehensive income was issued.  This standards update was issued to increase the prominence of items reported in other comprehensive income and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This standards update becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company does not believe this will have a material impact on its consolidated financial statements.

In September 2011, an accounting standards update regarding the testing of goodwill for impairment was issued. The amendment allows a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether it is necessary to perform the two-step goodwill impairment test. This amendment becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and earlier adoption is permitted.  The Company does not believe this will have a material impact on its disclosures or consolidated financial statements.

NOTE 4:  INVESTMENTS

The following is a summary of the Company’s short-term investments classified as available for sale at September 30, 2011 and December 31, 2010:

		Unrealized	Fair Value
	Amortized	Gains	Carrying
	Cost	(Losses)	Value
September 30, 2011
Bank certificate of deposit	$258	$0	$258

December 31, 2010
Bank certificate of deposit	$257	$0	$257
Corporate bonds	2,143	(44)	2,099
Foreign bonds	284	(4)	280
	$2,684	$(48)	$2,636

NOTE 5:  FAIR VALUE

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2011:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total

Short-term investments	$258	$0	$0	$258

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

NOTE 6:  GOODWILL AND INTANGIBLE ASSETS

The following table presents details of the Company’s goodwill:

Amount
Balance as of December 31, 2010	$0
Goodwill acquired in Alteva aquistion	8,299
Balance as of September 30, 2011	$8,299

The Company performs an annual goodwill impairment test during the fourth quarter of the fiscal year and when triggering events are present.

The following table presents details of the Company’s total purchased intangible assets:

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
As of September 30, 2011
Customer contracts acquired in Alteva acquisition	7 years	$8,367	$(199)	$8,168
Telephone seat licenses	5 years	339	(192)	147
Total		$8,706	$(391)	$8,315

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
As of December 31, 2010
Telephone seat licenses	5 years	$318	$(101)	$217
Total		$318	$(101)	$217

Telephone seat licenses are user licenses that are assigned to each telephone set placed in service at the customer’s location.   The amortization expense is recorded in the Consolidated Statements of Operations under depreciation and amortization in the amount of $290 and $43 for the nine months ended September 30, 2011 and 2010, respectively, and $257 and $14 for the three months ended September 30, 2011 and 2010, respectively.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 7:  DEBT OBLIGATIONS

Debt obligations consisted of the following:

	September 30,	September 30,
	2011	2010
Long-term debt (current maturities):
CoBank ACB, unsecured term credit facility	$1,519	$2,658
Short-term debt:
Cobank ACB promissory note	5,000	-
Provident Bank credit line	4,000	-
	9,000	-
Total debt obligations	$10,519	$2,658

Long-term debt:

As of September 30, 2011, $1,519 in principal amount was outstanding under the CoBank, ACB term credit facility. The final payment is due July 20, 2012.   We are required to make interest and outstanding principal payments in quarterly installments under the CoBank, ACB term credit facility.  The interest rate on the outstanding amount is variable and as of September 30, 2011 the rate was 2.87%.

Short-term borrowings:

On August 3, 2011, the Company entered into a supplement to our master loan agreement with CoBank, ACB.  The supplement provides for a revolving loan facility in the principal amount of $5,000 (the “CoBank Revolving Loan”).  Also on August 3, 2011, the Company drew down the entire $5,000 principal amount of the CoBank Revolving Loan to fund a portion of the purchase price of the Alteva acquisition.  The CoBank Revolving Loan becomes due and payable on August 2, 2012.  The CoBank Revolving Loan incurs interest at a variable rate determined by CoBank, ACB or, if selected by the Company, at LIBOR plus 3.50%.  Interest is payable quarterly in arrears.  The interest rate on the outstanding amount is variable and, as of September 30, 2011, the rate was 3.75%.  The Company paid CoBank, ACB a $50 origination fee in connection with the CoBank Revolving Loan.   Under the terms of the CoBank revolving loan, the Company is required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios, as set forth in the agreement, as well as certain financial reporting requirements.  As of September 30, 2011, the Company was in compliance with all loan covenants.

The Company has an unsecured line of credit in the amount of $4,000 with Provident Bank (the “Bank”) and on August 1, 2011, the Company drew down its entire $4,000 line of credit with Provident Bank.  The Bank line of credit becomes due and payable on July 31, 2012.   Pursuant to the terms of the Alteva Agreement, the proceeds from this line of credit were deposited in an escrow account, of which, $3,351 is expected to be returned to the Company.   Any borrowings under this line of credit are on a demand basis without restrictions, and at a variable lending rate.  The interest rate on the outstanding amount is variable and as of September 30, 2011 the rate was 2.5% and the Company was in compliance with all loan covenants. The Company had no outstanding balance on this facility at December 31, 2010.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 8:  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are computed by dividing net income applicable to common shares by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities.  Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and shares of unvested restricted stock.  Diluted earnings per share exclude all dilutive securities if their effect is anti-dilutive.

The weighted average number of shares of common stock used in diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011 (1)	2010	2011 (1)	2010

Weighted average shares of common stock
used in basic earnings per share	5,424,927	5,362,433	5,408,603	5,360,485
Effects of stock options	0	26,687	0	24,634
Effects of restricted stock	0	18,072	0	16,412
	5,424,927	5,407,192	5,408,603	5,401,531

(1) Basic and diluted weighted average shares were the same for the three months and nine months ended September 30, 2011 because the effects of the potentially diluted securities were anti-dilutive and they were excluded from the calculation.

NOTE 9:  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) for the period	$(1,689)	$1,266	$(1,057)	$3,087
Other comprehensive income (loss), net of taxes
Pension and postretirement benefit plans	97	120	290	360
Unrealized gain (loss) on investments	23	73	32	(18)

Other comprehensive income	120	193	322	342
Total comprehensive income (loss)	$(1,569)	$1,459	$(735)	$3,429

NOTE 10:  SEGMENT INFORMATION

The Company’s segments are strategic business units that offer different products and services and are managed as Telephone and Online services.  The Company evaluates the performance of the segments based upon factors such as revenue growth, expense containment, market share and operating results.

The Telephone segment provides telecommunications services including local, network access, wholesale, conferencing, long distance services, wireless and directory services.  The Online segment provides high speed and dial-up Internet services, VoIP, DIRECTV and video.  The Company’s Alteva and USA Datanet businesses are part of the Online segment.

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

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

Segment income statement information for the nine months ended September 30, 2011 and 2010 is set forth below:

	2011	2010
Segment operating revenues
Telephone	$14,727	$14,402
Online	6,027	5,352
Eliminations	(1,936)	(1,557)
Total operating revenues	$18,818	$18,197

Segment operating expenses, exclusive of depreciation and amortization
Telephone	$17,238	$14,388
Online	7,174	5,613
Eliminations	(1,726)	(1,346)
Total operating expenses, exclusive of depreciation and amortization	$22,686	$18,655

Segment operating loss, exclusive of depreciation and amortization
Telephone	$(2,511)	$14
Online	(1,147)	(261)
Eliminations	(210)	(211)
Total operating loss, exclusive of depreciation and amortization	$(3,868)	$(458)

The following table reconciles segment operating loss to net income before taxes for the nine months ended September 30, 2011 and 2010:

	2011	2010

Operating loss	$(3,868)	$(458)
Total depreciation and amortization	(4,103)	(4,210)
Interest income (expense), net	4	23
Income from equity investments, net	6,744	9,105
Other income, net	46	212
Income (loss) before income taxes	$(1,177)	$4,672

Certain regulatory revenue, which includes Universal Service Funds (“USF”) and National Exchange Carrier Association (“NECA”) pool settlements, accounted for 12% and 16% of the Company’s revenues for the nine months ended September 30, 2011 and 2010, respectively.  Accounts receivable for certain regulatory revenue represents 7% and 12% of consolidated accounts receivable at September 30, 2011 and 2010, respectively.  Accounts payable for certain carrier costs represents 16% and 18% of consolidated accounts payable at September 30, 2011 and 2010, respectively.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

Segment income statement information for the three months ended September 30, 2011 and 2010 is set forth below:
	2011	2010
Segment operating revenues
Telephone	$4,881	$5,149
Online	2,618	1,748
Eliminations	(670)	(647)
Total operating revenues	$6,829	$6,250

Segment operating expenses, exclusive of depreciation and amortization
Telephone	$7,146	$5,022
Online	2,986	2,061
Eliminations	(1,225)	(577)
Total operating expenses, exclusive of depreciation and amortization	$8,907	$6,506

Segment operating loss, exclusive of depreciation and amortization
Telephone	$(2,265)	$127
Online	(368)	(313)
Eliminations	555	(70)
Total operating loss, exclusive of depreciation and amortization	$(2,078)	$(256)

The following table reconciles segment operating loss to net income before taxes for the three months ended September 30, 2011 and 2010:

	2,011	2010

Operating loss	$(2,078)	$(256)
Total depreciation and amortization	(1,365)	(1,370)
Interest income (expense), net	(55)	37
Income from equity investments, net	1,328	3,362
Other (expenses) income, net	31	81
Income (loss) before income taxes	$(2,139)	$1,854

Certain regulatory revenue, which includes USF and NECA pool settlements, accounts for 9% and 18% of the Company’s revenues for the three months ended September 30, 2011 and 2010, respectively.

NOTE 11:  MATERIALS AND SUPPLIES

Material and supplies are carried at average cost.  As of September 30, 2011 and December 31, 2010, material and supplies consisted of the following:

	2011	2010
Inventory for outside plant	$339	$368
Inventory for inside plant	287	295
Inventory for online equipment	494	227
Inventory for video equipment	68	72
Inventory for equipment held for sale or lease	17	24
	$1,205	$986

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 12:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost, consisting of the following as of September 30, 2011 and December 31, 2010:

	2011	2010
Land, buildings and other support equipment	$10,476	$9,677
Network communications equipment	35,858	35,131
Telephone plant	30,410	29,847
Online plant	6,883	7,113
Plant in service	83,627	81,768
Plant under construction	1,088	108
	84,715	81,876
Less: Accumulated depreciation	58,412	54,618
Property, plant and equipment, net	$26,303	$27,258

NOTE 13:  ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

The Company is a limited partner in the Orange County-Poughkeepsie Limited Partnership (“O-P”) and had a 8.108% equity interest as of September 30, 2011 and 2010, which is accounted for under the equity method of accounting.  The majority owner and general partner is Verizon Wireless of the East LP.

On May 26, 2011, the Company entered into an agreement with Verizon Wireless of the East LP, the general partner and a limited partner, and Cellco Partnership, the other limited partner, in the O-P to make certain changes to the O-P partnership agreement which, among other things, specifies that the O-P will provide 4G cellular services (the “4G Agreement”).  The 4G Agreement provides that the O-P’s business will be converted from a wholesale business to a retail business.  The 4G Agreement provides for guaranteed annual cash distributions to the Company from the O-P through 2013.  For 2011, annual cash distributions from the O-P will be $13,600 and for 2012 and 2013 the annual cash distribution will be $13,000.  Annual cash distributions will be paid in equal quarterly amounts.  The 4G Agreement also gives the Company the right (the “Put”) to require one of the O-P’s limited partners to purchase all the Company’s ownership interest in the O-P during April 2013 or April 2014 for an amount equal to the greater of (a) $50,000 or (b) the product of five (5) times 0.081081 times the O-P’s EBITDA, as defined in the 4G Agreement for the calendar year preceding the exercise of the Put.

The conversion of the O-P from a wholesale business to a retail business pursuant to the 4G Agreement will increase the cellular service costs and operating expenses incurred by the O-P, which is expected to cause a subsequent reduction in the O-P’s net income due primarily to the inclusion of sales and marketing expenses.  Although the Company’s share of the O-P net income recorded in the Company’s income statement is expected to decrease, the annual cash distributions the Company receives from the O-P will remain unchanged pursuant to the terms of the 4G Agreement.  Regardless of the O-P’s net income, pursuant to the 4G Agreement, the Company will receive from the O-P an annual cash distribution of $13,600 in 2011 and annual cash distributions of $13,000 in 2012 and 2013.

Pursuant to the equity method accounting of the Company’s investment income, the Company is required to record the income from the O-P as an increase to the Company’s investment account.  The Company is required to apply the cash payments made under the 4G Agreement as a return on its investment when received.  Under equity method accounting, the Company currently reports as income its proportionate share of the O-P income, which is less than the guaranteed cash distributions it receives from the O-P.   The cash distributions the Company receives from the O-P that are in excess of the Company’s proportionate share of the O-P income is applied to its investment account.  As a result of receiving the fixed guaranteed cash distributions from the O-P in excess of the Company’s proportionate share of the O-P income, the investment account is expected to be reduced to zero within the first six months of 2012. Thereafter, the Company will record the fixed guaranteed cash distributions that are received from the O-P in excess of the proportionate share of the O-P income directly to the Company’s statement of operations as other income.

The following is a summary of the Company’s investment in O-P as of:

	September 30,	December 31,
	2011	2010
Investment, beginning of period	$7,681	$7,669
Income from equity method investment	6,744	12,578
Cash distributions	(9,878)	(12,566)
	$4,547	$7,681

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

The following summarizes the income statement (unaudited) for the nine months ended September 30, 2011 and 2010 that the O-P provided to the Company:

	2011(1)	2010
Net sales	$193,208	$137,110
Cellular service cost	73,123	16,193
Operating expenses	36,925	9,290
Operating income	83,160	111,627
Other income	15	675
Net income	$83,175	$112,302

Company share	$6,744	$9,105

(1) The nine months ended September 30, 2011 income statement represents four months of the O-P operating as a wholesale business and five months of the O-P operating as a retail business in accordance with Amendment 6 to the O-P Limited Partnership Agreement effective May 1, 2011.

The following summarizes the income statement (unaudited) for the three months ended September 30, 2011 and 2010 that O-P provided to the Company:

	2011	2010
Net sales	$77,043	$49,925
Cellular service cost	40,615	5,524
Operating expenses	20,057	3,176
Operating income	16,371	41,225
Other income	1	244
Net income	$16,372	$41,469

Company share	$1,328	$3,362

The following summarizes the balance sheet as of September 30, 2011(unaudited) and December 31, 2010 that O-P provided to the Company:

	2011	2010
Current assets	$25,397	$10,916
Property, plant and equipment, net	38,418	34,294
Total assets	$63,815	$45,210

Total liabilities	$49,888	$818
Partners' capital	13,927	44,392
Total liabilities and partners' capital	$63,815	$45,210

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 14:  PENSION AND POSTRETIREMENT OBLIGATIONS

The components of net periodic cost (gain) for the nine months ended September 30, 2011 and 2010 are as follows:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Service cost	$0	$0	$8	$30
Interest cost	652	656	184	180
Expected return on plan assets	(615)	(613)	(121)	(121)
Amortization of transition asset	0	0	21	21
Amortization of prior service cost	42	42	(248)	(247)
Amortization of net loss	654	663	71	75

Net periodic benefit cost (gain)	$733	$748	$(85)	$(62)

The components of net periodic cost (gain) for the three months ended September 30, 2011 and 2010 are as follows:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Service cost	$0	$0	$2	$11
Interest cost	217	217	61	61
Expected return on plan assets	(205)	(204)	(40)	(42)
Amortization of transition asset	0	0	7	7
Amortizaton of prior service cost	14	14	(83)	(82)
Amortization of net loss	218	221	24	25

Net periodic benefit cost (gain)	$244	$248	$(29)	$(20)

The Company expects to contribute a total of $529 to its pension and postretirement benefit plans in 2011.   For the nine months ended September 30, 2011, the Company has contributed $397 of this amount to its pension and postretirement benefit plans.

NOTE 15:  INCOME TAXES

Generally for interim tax reporting, one overall estimated annual effective tax rate is computed for tax jurisdictions not subject to valuation allowance and applied to the year to date ordinary income (loss).

The accounting standard regarding accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless expected to be paid within one year.  As of September 30, 2011, the Company has no liability for unrecognized tax benefits.

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

A summary of the changes to shareholders’ equity for the nine months ended September 30, 2011 and 2010 is provided below:

	2011	2010
Shareholders' equity, beginning of period	$36,425	$37,905
Net income (loss)	(1,057)	3,087
Dividends paid on common stock	(4,273)	(3,896)
Dividends paid on preferred stock	(19)	(19)
Stock and stock option compensation	821	252
Treasury stock purchases	(1,474)	(17)
Exercise of stock options	1,138	36
Changes in unrealized gain (loss) on investments	32	(18)
Changes in pension and postretirement benefit plans	290	360

Shareholders' equity, end of period	$31,883	$37,690

NOTE 17:  STOCK BASED COMPENSATION

The Company adopted and, at the annual meeting held on April 29, 2011, its shareholders approved the Amended and Restated 2008 Long-Term Incentive Plan (the “Amended and Restated LTIP”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock.  The Amended and Restated LTIP increases the total number of shares authorized under the Amended and Restated LTIP from 500,000 shares to 1,100,000 shares of common stock and is subject to receiving approval from the PSC and the BPU.  Shares available for grant under the Amended and Restated LTIP may be either authorized but unissued shares or shares that have been reacquired by the Company and designated as treasury shares.  As of September 30, 2011, 134,095 shares of common stock were available for grant under the Amended and Restated LTIP.  The Amended and Restated LTIP permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares.  The exercise price per share of the Company’s common stock purchasable under any stock option or stock appreciation right may not be less than 100% of the fair market value of one share of common stock on the date of grant.  The term of any stock option or stock appreciation may not exceed ten years.  The Amended and Restated LTIP also provides plan participants with a cashless mechanism to exercise their stock options.  As of September 30, 2011, the Company purchased treasury stock of $1,477 as a result of plan participants using the cashless mechanism when exercising stock options.  Issued restricted stock, stock options and restricted stock units are subject to vesting restrictions.

Restricted Common Stock Awards

The following table summarizes the restricted common stock activity with certain eligible participants during the nine months ended September 30, 2011:
			Grant Date
	Date Issued	Shares	Fair Value per Share

Restricted stock granted	1/6/2011	10,573	$14.16
Restricted stock granted	2/25/2011	19,861	$14.70
Restricted stock granted	3/9/2011	25,542	$14.85
Restricted stock granted	4/29/2011	200	$15.00
Restricted stock granted	6/15/2011	2,500	$14.80
Restricted stock granted	8/3/2011	217	$13.92
Restricted stock granted	8/8/2011	2,000	$13.65
Forfeited		(29)	$12.78

Total restricted stock granted		60,864

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

Stock-based compensation expense for restricted stock awards was $578 and $200 for the nine months ended September 30, 2011 and 2010, respectively, and $130 and $71 for in the three months ended September 30, 2011 and 2010, respectively.  Restricted stock awards are amortized over their respective vesting periods of two or three years.  The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis.  The Company has determined expected forfeitures based on recent activity and is recognizing compensation expense only for those restricted common shares expected to vest.

The following table summarizes the restricted common stock activity during the nine-month periods ended September 30, 2011 and 2010:

	2011		2010
		Grant Date Weighted Average Price per Share		Grant Date Weighted Average Price per Share
Unvested Shares	Shares		Shares

Balance - Beginning of period	47,373	$12.64	21,626	$11.03
Granted	60,893	14.64	35,004	13.22
Vested	(37,052)	13.05	(7,346)	10.69
Forfeited	(29)	12.78	(300)	12.78
Balance - End of period	71,185	$14.13	48,984	$12.65

The total fair value of restricted stock vested during the nine-month periods ended September 30, 2011 and 2010 was $484 and $78, respectively.

Stock Options

The following tables summarize stock option activity for the nine-month periods ended September 30, 2011 and 2010, along with stock options exercisable at the end of the period:

	2011		2010
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding - beginning of period	160,733	$11.33	123,631	$10.76
Stock options granted	148,381	14.83	43,768	12.88
Exercised	(103,319)	11.01	(3,333)	10.78
Forfeited	0	0.00	0	0.00
Outstanding - end of period	205,795	$13.89	164,066	$11.31

Vested and expected to vest at September 30	205,795		164,066
Exercisable at September 30	70,740		63,155

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

Stock options vest over a three-year period.  The following table summarizes information about fixed-price stock options outstanding at September 30, 2011:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Instrinsic
Exercise Price Per Share	Outstanding	Price	Life (Years)	Value
$10.78	15,166	$10.78	6.9	29
$10.02	4,051	10.02	7.4	11
$11.20	7,517	11.20	7.5	11
$12.97	7,000	12.97	8.1	0
$12.76	1,000	12.76	8.2	0
$12.88	22,680	12.88	8.5	0
$14.70	19,761	14.70	9.4	0
$14.85	128,620	14.85	9.4	0

	205,795	$11.31	9.0	$51

Exercisable at September 30, 2011	70,740	$13.58	8.3	$0

Stock-based compensation expense for stock option awards was $243 and $52 for the nine months ended September 30, 2011 and 2010, respectively, and $65 and $17 for the three months ended September 30, 2011 and 2010, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day, September 30, 2011, and the exercise price times the number of shares) that would have been received by the option holders had all the option holders exercised in-the-money stock options on September 30, 2011. This amount changes based on the fair market value of the Company’s common stock.

The fair value of the above stock-based option awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the nine months ended September 30, 2011 and 2010:

Options	2011	2010

Expected life (in years)	10	10
Interest rate	3.40%	3.78%
Volatility	32.77%	31.70%
Dividend yield	7.00%	6.83%
Weighted-average fair value per share at grant date	$2.16	$1.92

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock granted to employees, as well as the effects of the acceleration of the vesting of stock options and restricted stock which had been granted to the former Chief Financial Officer in the amount of $345, which are included in the Company’s consolidated statements of income for the three and nine month periods ended September 30, 2011:

	Three Months		Nine Months
Stock-Based Compensation Expense	2011	2010	2011	2010

Cost of services and products	$17	$1	$51	$4
Selling, general and administrative expenses	178	87	770	248
	$195	$88	$821	$252

As of September 30, 2011, $915 of total unrecognized compensation expense related to stock options and restricted common stock is expected to be recognized over a weighted average period of approximately 1.3 years.

WARWICK VALLEY TELEPHONE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except share and per share amounts)

NOTE 18: COMMITMENTS AND CONTINGENICES

In conjunction with the recent business acquisition (see Note 2) the Company has assumed various contingent liabilities as of September 30, 2011.  Pursuant to the Alteva Agreement, the seller shall be paid additional consideration up to $2,000 if certain performance-based conditions are met as of the earn-out calculation dates of August 5, 2012 and August 5, 2013 (or prior to January 1, 2013 depending on certain tax law changes). In addition, at the time of the closing on the Alteva Agreement the Company withheld $750 as security of any future claims against the seller.  Such amount is payable on August 5, 2012, less any amounts offset against the holdback amount pursuant to the terms of the Alteva Agreement.

In connection with the Alteva Agreement, the Company placed cash in the amount of $4,000 in escrow, pending the issuance of 272,479 shares of the Company’s common stock. The issuance of the shares of common stock is contingent upon receipt by the Company of certain approvals of the PSC and BPU.  Such approvals have been received as of October 21, 2011 (see Note 19).

The Alteva Agreement provides for the payment to the seller of a working capital adjustment based on actual amount of working capital, as defined, as of August 5, 2011 compared to the target working capital.  As of September 30, 2011 the Company estimated this liability to be $590, of which $322 has been advanced to the seller.  However, it is subject to an independent audit to be completed within 145 days of closing.

As of September 30, 2011, the estimated fair value of the aforementioned amount have been recorded as “amounts due in connection with business acquisition” in the accompanying condensed consolidated balance sheet.

Effective October 21, 2011, the Company entered into a Lock-Up and Put Agreement with the members of Alteva (the “Lock-up and Put Agreement) pursuant to which each of the members of Alteva agreed to certain restrictions on their ability to sell the shares of the Company’s common stock they were issued in connection with the Alteva Agreement (the “Alteva Shares”).  Under the Lock-up and Put Agreement, each member of Alteva may transfer to any of the permitted transferees up to 50% of their Alteva Shares between October 21, 2012 and December 14, 2012.  The members of Alteva may sell their remaining Alteva Shares without restriction beginning on December 15, 2012.  In addition, the Lock-up and Put Agreement gives each member of Alteva the option to sell their Alteva Shares to the Company within a certain prescribed time period at a certain prescribed price (the “Put”).  The Alteva members may exercise their Put with respect to half of their Alteva Shares within a 60-day period commencing on October 21, 2012 and the other half within a 60-day period commencing on December 15, 2012.  The purchase price of the Put will be the greater of (i) the closing price of the Company’s common stock on the date of exercise of the Put or (ii) $11.74.  The Lock-up and Put Agreement also includes a purchase price protection for the Alteva selling shareholders.  The purchase price protection provides that if the price of the Company’s common stock for the 30 trading days immediately prior to October 21, 2012 or December 15, 2012 (but excluding the three trading days prior to and after the record date for any cash dividend declared by the Company) (the “Release Date Price”) is less than $11.74, then the Company will issue to the Alteva members the aggregate number of shares of the Company’s common stock equal to the difference between $1,600 and the market value of 50% of the aggregate Alteva Shares on October 21, 2012 or December 15, 2012 or 100% of the aggregate Alteva Shares if the Release Date Price is less than $11.74 on both dates.

The Company will record the valuation as an estimated contingent liability using a binomial method based on significant inputs not observed in the market and thus will represent a Level 3 instrument.  Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.  The final purchase price allocation and its effect on results of operations may differ significantly from the amounts included herein.  The Company is in the process of obtaining third-party valuations of the assets acquired, liabilities assumed and the Lock-up and Put Agreement; thus, the allocation of the purchase price is subject to adjustment.

The Company has entered into two-year employment agreement with its Executive Vice President and Chief Operating Officer, its Executive Vice President and Chief Sales Officer, and its Executive Vice President and Chief Network Officer. Their annual salaries per the agreements are $235, $180 and $180, respectively.

NOTE 19:  SUBSEQUENT EVENTS

On October 21, 2011, the PSC approved the Company’s petition for authority to issue common stock as partial consideration for the purchase of the assets of Alteva.  On September 22, 2011, the BPU also approved the Company’s petition for authority to issue stock.

As of October 21, 2011, the Company issued a total of 272,479 shares of common stock to the members of Alteva in connection with the Lock-up and Put Agreement signed by the members of Alteva, LLC with the Company effective as of October 21,2011.

On October 25, 2011, the Company’s Board of Directors declared a regular quarterly dividend of $.26 per share of the Company’s common stock and $1.25 per share of the Company’s preferred stock.  The dividends are payable on December 27, 2011 to the shareholders of record on December 16, 2011.

On November 3, 2011, Alteva LLC, received a notice of a patent infringement lawsuit from Klausner Technologies, Inc. The Company is gathering information in order to respond to this lawsuit on behalf of Alteva, LLC and believes this suit is without merit.

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

This discussion and analysis provides information about the important aspects of our operations and investments, both at the consolidated and segment levels, and includes discussions of our results of operations, financial position and sources and uses of cash.  The presentation of dollar amounts in this discussion is in thousands.  This discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

Revenues increased 9% to $6,829 for the three months ended September 30, 2011, in comparison to $6,250 for the three months ended September 30, 2010, which includes additional revenue from the acquisition of substantially all of the assets of Alteva, LLC on August 5, 2011.  Operating expense increased 30% to $10,272 for the three months ended September 30, 2011, in comparison to $7,876 for the three months ended September 30, 2010.   The increase in operating expense was primarily attributable to the expenses we incurred to purchase substantially all of the assets of Alteva, LLC, and includes the additional operating expenses of Alteva, LLC during the period.  During the three-month period ended September 30, 2011, we had a net loss of $1,689, compared to net income of $1,266 for the three-month period ended September 30, 2010.   This decrease of $2,955 in income was primarily attributable to the increase in operating expenses and lower Orange County-Poughkeepsie Limited Partnership (“O-P”) earnings associated with Amendment 6 to the O-P Limited Partnership Agreement entered into effective May 1, 2011.

On May 26, 2011, we entered into an agreement with Verizon Wireless of the East LP, the general partner and a limited partner, and Cellco Partnership, the other limited partner, in the O-P to make certain changes to the O-P partnership agreement which, among other things, specifies that the O-P will provide 4G cellular services (the “4G Agreement”).  The conversion of the O-P from a wholesale business to a retail business pursuant to the 4G Agreement increased the cellular service costs and sales and marketing expenses incurred by the O-P, which  caused a subsequent reduction in the O-P’s net income.  However, although our share of the O-P net income recorded in our income statement decreased as a result of the conversion to a retail business, the annual cash distributions we receive from the O-P will remain unchanged pursuant to the terms of the 4G Agreement.  Regardless of the O-P’s net income, pursuant to the 4G Agreement, we will receive from the O-P an annual cash distribution of $13,600 in 2011 and annual cash distributions of $13,000 in 2012 and 2013.

On August 5, 2011, we, through our wholly-owned subsidiary purchased substantially all of the assets and assumed certain of the liabilities of Alteva, LLC, a cloud-based Unified Communications solutions provider and enterprise hosted Voice over Internet Protocol (“VoIP”) provider in exchange for cash and stock with a estimated combined value of approximately $17 million.  In exchange for the assets purchased from Alteva, LLC, we made the following payments at closing:

•	$10,250 in cash was paid to Alteva, LLC; and
•
$4,000 in cash was placed in escrow, which amount was to be (i) returned to us upon the issuance of unregistered shares of our common stock having a value of approximately $4,000 upon receipt of New York Public Service Commission (“PSC”) and New Jersey Board of Public Utilities (“BPU”) approvals, or (ii) be released to Alteva, LLC in the event that PSC and BPU approvals were not received prior to December 3, 2011, in which case we were to pay Alteva, LLC $4,000 cash in lieu of our common stock.

We obtained the necessary approvals from the PSC and BPU and, as of October 21, 2011, we issued 272,479 shares of our common stock to the members of Alteva, LLC.  In connection with such issuance, the members of Alteva, LLC will enter into Lock-Up and Put Agreements with us effective as of October 21, 2011.  As a result, $3,351 of the amount placed in escrow will be returned to us.  The remainder of the escrow account was used to pay down certain capital lease obligations that we assumed from Alteva, LLC.

We financed $5,000 of the purchase price by drawing down our entire $5,000 revolving loan facility with CoBank, ACB.  We financed the $4,000 placed in escrow by drawing down our entire $4,000 line of credit with Provident Bank.

In addition, up to a total of $2,000 in cash is payable to Alteva, LLC, on August 5, 2012 and 2013 (or prior to January 1, 2013 depending on certain tax law changes), if certain performance-based conditions are satisfied.  There will also be a post-closing working capital adjustment to the purchase price.  We also withheld $750 from the purchase price as security for a potential working capital adjustment, the payment of certain liabilities and for possible indemnification claims.  On August 5, 2012, we will pay to Alteva, LLC the sum of $750, less any amounts offset against such amount pursuant to the terms of our agreement with Alteva, LLC.

Our preliminary computation of the post-closing working capital adjustment as compared to the target of $55 pursuant to our agreement with Alteva, LLC will increase the purchase price by $590.  The calculation is subject to an independent audit and is to be completed within 145 days of closing.

While we currently have a working capital deficit of $6 million, we believe this working capital deficiency is short-term in nature as we expect to repay a portion of the Provident Bank line of credit with the return of the escrow funds and apply cash distributions received from the O-P to reduce our outstanding short-term obligations within the next 3 months.

We are a full-service telecommunications company.  As a regional Incumbent Local Exchange Carrier operating in southern Orange County, New York and northern New Jersey, we provide our historic local and toll telephone service to residential and business customers, Internet high speed broadband service, video service and DIRECTV.  Through our Alteva and USA Datanet businesses, we deliver cloud-based Unified Communications (“UC”) solutions including Voice over Internet Protocol (“VoIP”), hosted Microsoft Communication Services, fixed mobile convergence and advanced voice applications for the desktop.  By combining voice service with Microsoft Communications Services products, customers receive a true, high-quality, voice-enabled UC solution that easily integrates with existing business applications.

Consistent with the past several years, we have continued to experience overall declines in telephone access lines due to sustained competition and wireless substitution for landline telephone services in our regulated franchise area.

Results of operations for the three months ended September 30, 2011 and 2010

OPERATING REVENUES

Operating revenues for the three-month period ended September 30, 2011 increased by $579 or 9% to $6,829 from $6,250 for the same period in 2010.  This increase was due primarily to:

•
An increase in data services revenue of $972 or 57% that was primarily associated with an increase in hosted internet protocol (“IP”) products of $1,153 mainly due to additional revenue from the acquisition of certain assets of Alteva, LLC, offset by decreased revenue for high-speed broadband and landline video services of $162 attributable to losses in landline video services due to customers switching to our DIRECTV services or to a competitor.

•	An increase in wholesale services of $326 or 97% due to increases in usage by wholesale customers.

•
An increase in local network service revenue of $64 or 9% associated with rate increases in July 2011 for New Jersey customers and November 2010 for New York customers offset by access line loss attributable to competitive landline telephone service and wireless substitution.

Partially offset by:

•
A decrease in network access revenue of $647 or 27% due mainly to lower revenues of $538 associated with Universal Service Funds (“USF”), lower end user regulatory revenues of $37 attributable to loss of access lines, and lower billing to carriers of $101 offset  by the increased revenues associated primarily with the additional sales of special circuits of $28.

•
A decrease in long distance revenue of $92 or 18% due mainly to the effect of customers switching to our promotional prices, declining minutes of use, and access line loss attributable to competitive landline telephone service and wireless substitution.

•	A decrease in directory services of $41 or 17% due primarily to lower sales of yellow page advertising.

OPERATING EXPENSES

Total operating expenses for the three-month period ended September 30, 2011 increased $2,396 or 30% to $10,272 from $7,876 for the same period in 2010.  This increase was due primarily to:

•
Cost of services and products increased $1,084 primarily due to an increase of $1,033 attributable to volume-driven circuit costs and access charges, and installation costs for our hosted IP product associated with the integration of Alteva, LLC’s assets.

•
Selling, general and administrative expenses increased $1,317 or 37% due mainly to increases in compensation and benefits of $310, increased product advertising costs of $275 and higher professional fees of $572, which includes expenses associated with the purchase of certain assets of Alteva, LLC, and higher regulatory fees of $107 associated with USF.

•
Depreciation and amortization expense had a net decrease of $5 primarily associated with the decrease in our fixed assets in 2010, which was related to our landline video business and includes amortization of $199 for customer lists associated with the asset purchase of Alteva, LLC.

OTHER INCOME (EXPENSE)

Total other income (expense) for the three-month period ended September 30, 2011 decreased $2,176 or 63% to $1,304 from $3,480 for the same period in 2010.  This decrease is due mainly to:

•
A decrease in equity method investments of $2,034 from lower O-P earnings as a result of the transition of the O-P from a wholesale business to a retail business pursuant to the 4G Agreement, and an increase in other expense of $92, mainly associated with the loss on the sale of bonds and lower dividend income of $109.

O-P INCOME

We entered into the 4G Agreement on May 26, 2011.  The conversion of the O-P from a wholesale business to a retail business pursuant to the 4G Agreement will increase the cellular service costs and sales and marketing expenses incurred by the O-P, which is expected to cause a subsequent reduction in the O-P’s net income.  The 4G Agreement provides for guaranteed annual cash distributions to us from the O-P through 2013.  For 2011, annual cash distributions from the O-P will be $13,600 and for 2012 and 2013 the annual cash distribution will be $13,000.  Annual cash distributions will be paid in equal quarterly amounts.  The 4G Agreement also gives us the right (the “Put”) to require one of the O-P’s limited partners to purchase all of our ownership interest in the O-P during April 2013 or April 2014 for an amount equal to the greater of (a) $50,000 or (b) the product of five (5) times 0.081081 times the O-P’s EBITDA, as defined in the 4G Agreement,  for the calendar year preceding the exercise of the Put.

Under equity method accounting, we currently report as income our proportionate share of the O-P income, which is less than the guaranteed cash distributions that we receive from the O-P.   The cash distributions we receive from the O-P that are in excess of our proportionate share of the O-P income are applied to our investment  account.  As a result of receiving the fixed cash distributions from the O-P in excess of our proportionate share of the O-P income, our investment account is expected to be reduced to zero within the first six months of 2012.  Thereafter, once the investment account has been reduced to zero, we will record the fixed cash distributions that we receive from the O-P directly to our statement of operations as other income.

Results of operations for the nine months ended September 30, 2011 and 2010

OPERATING REVENUES

Operating revenues for the nine-month period ended September 30, 2011 increased by $621 or 3% to $18,818 from $18,197 during the same period in 2010.  This increase was due primarily to:

•
An increase in data services revenue of $770 or 15% that was primarily associated with an increase in hosted IP products of $1,282 mainly due to the additional revenue from the acquisition of certain assets of Alteva, LLC and DIRECTV revenue of $169, offset by decreased revenue for high-speed broadband and landline video services of $670 caused by losses in landline video services due to customers switching to our DIRECTV services or to a competitor.

•	An increase in wholesale services of $727 or 77% due to increases in usage by wholesale customers and new customer sales.

•
An increase in local network service revenue of $196 or 9% associated with rate increases in July 2011 for New Jersey customers and November 2010 for New York customers offset by access line loss attributable to competitive landline telephone service and wireless substitution.

Partially offset by:

•
A decrease in network access revenue of $640 or 10% due mainly to lower revenues of $684 associated with USF,  lower end user regulatory revenues of $134 attributable to loss of access lines, and lower billing to carriers of $195 offset  by the increased revenues associated primarily with the additional sales of special circuits of $373.

•
A decrease in long distance revenue of $271 or 17% due mainly to the effect of customers switching to our promotional prices, declining minutes of use and access line loss attributable to competitive landline telephone service  and wireless substitution.

•	A decrease in directory services of $113 or 14% due primarily to lower sales of yellow page advertising.

•
A decrease in other services and sales revenue of $40 or 5% due primarily to lower revenue associated with private line revenue, circuit revenue, leased equipment, inside wire and other ancillary services.

OPERATING EXPENSES

Total operating expenses for the nine-month period ended September 30, 2011 increased $3,924 or 17% to $26,789 from $22,865 during the same period in 2010.  This increase was due primarily to:

•
Cost of services and products increased $1,468 or 17% primarily due to an increase of $1,686 attributable to volume-driven circuit costs and access charges, installation costs for our hosted IP product, primarily associated with the integration of Alteva, LLC’s assets and higher expense of $118 associated with the maintenance of our plant assets, offset by a decrease of $110 in costs associated with DIRECTV installations, $56 in lower costs for our directory campaign and $167 in decreased costs associated with our landline video product.

•
Selling, general and administrative expenses increased $2,563 or 26% due mainly to the accelerated compensation expenses associated with the severance agreement with our former Chief Financial Officer and other increases in compensation and benefits of $1,770, increased product advertising costs of $130, higher professional fees of $764  which includes expenses associated with the acquisition of certain assets of Alteva, LLC, offset by lower maintenance costs of $103 and bad debt expense of $61.

•
Depreciation and amortization expense had a net decreased of $107 or 3% primarily associated with the decrease in fixed assets, in 2010, related to our landline video business and includes amortization of $199 for customer lists associated with the asset purchase of Alteva, LLC.

OTHER INCOME (EXPENSE)

Total other income (expense) for the nine-month period ended September 30, 2011 decreased by $2,546 or 27% to $6,794 from $9,340 during the same period in 2010.  This decrease is due mainly to:

•
A decrease in equity method investments of $2,361 from lower O-P earnings as a result of the transition of the O-P from a wholesale business to a retail business pursuant to the 4G Agreement as described under the heading “O-P Income” above and a decrease of $87, which is mainly associated with the reduction of estimated landline video settlement expenses in 2010, offset by higher interest and dividend income of $68 and lower interest expense on funded debt of $23.

LIQUIDITY AND CAPITAL RESOURCES

We had $5,167 of cash and cash equivalents and short-term investments available at September 30, 2011 as compared with $13,535 at December 31, 2010.  This decrease was primarily related to the purchase of certain assets of Alteva, LLC, reductions of accrued expenses, income taxes, and the additional purchase of network equipment, described below.  Our short-term investments include bank certificates of deposit.

While we currently have a working capital deficit of $6 million, we believe this working capital deficiency is short-term in nature as we expect to repay a portion of the Provident Bank line of credit with the return of the escrow funds and apply cash distributions received  from the O-P to reduce outstanding short-term obligations within the next 3 months.

We have a $4,000 line of credit with Provident Bank.  On August 1, 2011, we drew down our entire $4,000 line of credit with Provident Bank and placed the proceeds in an escrow account, pursuant to the terms of the agreement with Alteva, LLC.  We paid $649 of certain indebtedness of Alteva, LLC from the escrow account.  On October 21, 2011, the PSC approved the Company’s petition for authority to issue stock as partial consideration for the purchase of the assets of Alteva, LLC and on September 22, 2011, the BPU also approved the Company’s petition for authority to issue stock.  As a result, the balance of $3,351 which was placed in escrow will be returned to us.

As of September 30, 2011, $1,519 in principal amount was outstanding under the CoBank ACB term credit facility. The final payment is due July 20, 2012.   We are required to make interest and outstanding principal payments in quarterly installments under the CoBank ACB term credit facility.

On August 3, 2011, we entered into a supplement to our master loan agreement with CoBank, ACB.  The supplement provides for a $5,000 revolving loan facility in the principal amount of $5,000 (the “CoBank Revolving Loan”).  Also on August 3, 2011, we drew down the entire $5,000 principal amount of the CoBank Revolving Loan to fund a portion of the purchase price of the transaction with Alteva, LLC.  The CoBank Revolving Loan becomes due and payable on August 2, 2012.

The CoBank Revolving Loan incurs interest at a variable rate determined by CoBank, ACB or, if selected by us, at LIBOR plus 3.50%.  Interest is payable quarterly in arrears.  We paid CoBank, ACB a $50 origination fee in connection with the CoBank Revolving Loan.

CASH FROM OPERATING ACTIVITIES

Our source of funds continues to be primarily generated from cash distributions from the O-P which may differ from the income from equity method investments reported in our statement of operations as described under the heading “O-P Income” above.   For the nine months ended September 30, 2011, we recorded $6,744 of income from the O-P and $9,877 in cash distributions.   For the nine months ended September 30, 2010, we recorded $9,105 of income from the O-P and $9,322 in cash distributions.  For 2011, annual cash distributions from the O-P will be $13,600 pursuant to the 4G Agreement.  For the nine months ended September 30, 2011, net cash provided by operating activities was $4,611 as compared to $9,173 for the nine months ended September 30, 2010.  This decrease was primarily related to the reductions in net income, accrued expenses and income taxes during 2011.

CASH FROM INVESTING ACTIVITIES

For the nine months ended September 30, 2011, net cash used in investing activities was $9,835 as compared to $2,736 for the nine months ended September 30, 2010. Capital expenditures totaled $1,939 during the nine months ended September 30, 2011 as compared to $951 for the corresponding period in 2010. Capital expenditures increased as a result of the purchase of certain network equipment for additional capacity and upgrades to outside plant facilities.  We do not expect to make additional capital expenditures during 2011 other than the usual and customary budgeted capital expenditures.   We sold all of our short-term corporate and municipal bonds in the amount of $2,409 during the nine months ended September 30, 2011 to fund a portion of the purchase price for the Alteva, LLC assets.  We used in total $10,250 for the acquisition of substantially all of the assets of Alteva, LLC.

CASH FROM FINANCING ACTIVITIES

Dividends declared on our common shares by the Board of Directors were $0.78 per share for the nine months ended September 30, 2011 and were $0.72 for the nine months ended September 30, 2010.  The total amount of dividends paid on our common shares by us for each of the nine-month periods ended September 30, 2011 and 2010 was $4,273 and $3,896, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, an accounting standards update regarding fair value measurement was issued.  This standards update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards.  This standard update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  The amendment becomes effective for annual periods beginning after December 15, 2011.  We do not believe this will have a material impact on our consolidated financial statements.

In June 2011, an accounting standards update regarding the presentation of comprehensive income was issued.  This standards update was issued to increase the prominence of items reported in other comprehensive income and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This standards update becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We do not believe this will have a material impact on our consolidated financial statements.

In September 2011, an accounting standards update regarding the testing of goodwill for impairment was issued. The amendment allows a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether it is necessary to perform the two-step goodwill impairment test. This amendment becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and earlier adoption is permitted.  We do not believe this will have a material impact on our disclosures or consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any material market risk.  We do not hold or issue hedging instruments for any purposes or other financial instruments for trading purposes.  Our only assets exposed to market risk are our fixed income short-term investments and our exposure to changes in interest rates resulting from borrowing activities.  We had $258 of funds deposited in bank certificate of deposits at September 30, 2011.  In regards to our CoBank, ACB term loan, we have the option of choosing the following rate options:  Weekly Quoted Variable Rate, Long-Term Fixed Quote and a LIBOR Option.   Our exposure to changes in interest rates results from borrowing activities.  In the event interest rates were to increase or decrease by 1%, our yearly interest expense would increase or decrease by less than $0.09 million, assuming our average borrowing level remains constant, which would not materially affect our business or results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon this evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Shareholders in 401(k) Plan

As of September 30, 2011, 0.7% of our outstanding common shares were held by employees in our 401(k) plan.  These percentages fluctuate quarterly.

ITEM 6.  EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

	2.1	Asset Purchase Agreement by and among Warwick Valley Networks, Inc., Warwick Valley Telephone Company and Alteva, LLC dated as of July 14, 2011

	2.2	First Amendment to Asset Purchase Agreement by and among Warwick Valley Networks, Inc., Warwick Valley Telephone Company and Alteva, LLC dated as of August 5, 2011

(10)	Material contracts

	10.1	Second Supplement to the Master Loan Agreement dated as of August 3, 2011 by and between CoBank, ACB and Warwick Valley Telephone Company

	10.2	Promissory Note in the amount of $5,000,000 from Warwick Valley Telephone Company to CoBank, ACB dated August 3, 2011

	#10.3	Employment Agreement effective August 5, 2011 between Warwick Valley Telephone Company and David Cuthbert

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Duane W. Albro, President, and Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Ralph Martucci, Jr., Executive Vice President, Chief Financial Officer and Treasurer

(32)	Section 1350 Certifications

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Duane W. Albro, President, and Chief Executive Officer

32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ralph Martucci, Jr., Executive Vice President, Chief Financial Officer and Treasurer

(101)	Interactive Data File

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangement.
*
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

Warwick Valley Telephone Company ( Registrant)

Date: November 9, 2011	By:	/s/ Duane W. Albro
Duane W. Albro
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2011	By:	/s/ Ralph Martucci, Jr.
Ralph Martucci, Jr.
Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits

2.1	Asset Purchase Agreement by and among Warwick Valley Networks, Inc., Warwick Valley Telephone Company and Alteva, LLC dated as of July 14, 2011

2.2	First Amendment to Asset Purchase Agreement by and among Warwick Valley Networks, Inc., Warwick Valley Telephone Company and Alteva, LLC dated as of August 5, 2011

10.1	Second Supplement to the Master Loan Agreement dated as of August 3, 2011 by and between CoBank, ACB and Warwick Valley Telephone Company

10.2	Promissory Note in the amount of $5,000,000 from Warwick Valley Telephone Company to CoBank, ACB dated August 3, 2011

10.3	Employment Agreement effective August 5, 2011 between Warwick Valley Telephone Company and David Cuthbert

31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Duane W. Albro, President, and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Ralph Martucci, Jr., Executive Vice President, Chief Financial Officer and Treasurer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Duane W. Albro, President, and Chief Executive Officer

32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ralph Martucci, Jr., Executive Vice President, Chief Financial Officer and Treasurer

*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Rule 406T of Regulation S-T, the information in this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.