Form 10-K
period 2011-12-31
WARWICK VALLEY TELEPHONE CO
filed 2012-03-15
CIK 104777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

The aggregate market value of Warwick Valley Telephone Company common stock as of June 30, 2011 held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2011 was $78,040,085.

The number of shares of Warwick Valley Telephone Company common stock outstanding as of March 9, 2012 was 5,801,208

DOCUMENTS INCORPORATED BY REFERENCE

Where indicated, the information required by Part III, Items 10, 11, 12, 13 and 14 of this report is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on April 25, 2012, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2011.

Part I.

Item 1. BUSINESS.

GENERAL

Warwick Valley Telephone Company (the “Company,” “we,” “our” or “us”) was incorporated in New York on January 16, 1902 and is qualified to do business as a foreign corporation in various states. We also do business under the name WVT Communications Group. Our executive offices are located at 47 Main Street, Warwick, New York 10990 and our telephone number is 845-986-8080. We also have offices in Philadelphia, Pennsylvania and Syracuse, New York.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments thereto, are available free of charge on our website at www.wvtcg.com under the “Investors” tab as soon as reasonably practical after filing with the Securities and Exchange Commission. This website address is for information only and is not intended to be an active link or to incorporate any website information into this document. In addition, our reports filed with the Securities and Exchange Commission may be read at the public reference facility maintained by the SEC at its public reference room at 100 F. Street, N.E., Room 1580, Washington, DC 20549 and copies of all or any part thereof may be obtained from that office upon payment of the prescribed fees. You may call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room and you can request copies of the documents upon payment of a duplicating fee, by writing to the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC that can be accessed at www.sec.gov.

Our subsidiaries consist of Hometown Online, Inc. (doing business as Warwick Online), Warwick Valley Long Distance Company, Inc. (“WVLD”), Warwick Valley Mobile Telephone Company, Inc., and Warwick Valley Networks, Inc. (“WVN”). On January 24, 2012, we filed certificates of amendment with the New York Department of State to change the name of WVN to Alteva Inc. (“Alteva”) and to change the name of Warwick Valley Mobile Telephone Company, Inc. to USA Datanet Inc. (“USA Datanet”).

We are a cloud-based communications company that provides Unified Communications (“UC”) solutions and enterprise hosted Voice over Internet Protocol (“VoIP”), and operates as a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey. Our ILEC operations consist of providing our historic local and toll telephone service to residential and business customers, Internet high speed broadband service, landline and satellite video service. Our ILEC service areas are primarily rural and have an estimated population of 50,000. We also operate as a Competitive Local Exchange Carrier (“CLEC”) in areas that are adjacent to our ILEC territories and beyond, where we believe we can provide service profitably, effectively and efficiently.

On August 5, 2011, our wholly-owned subsidiary WVN, now Alteva, purchased substantially all of the assets and assumed certain liabilities of Alteva, LLC, a cloud-based UC solutions provider and the largest provider of enterprise hosted VoIP in North America. On April 24, 2009, we purchased certain assets from USA Datanet Corporation, a New York corporation, which significantly expanded our UC business to upstate New York and various other states. These acquisitions are a significant part of our future strategy as we continue to transform our operations from one primarily dependent upon ILEC and related revenues, to one more focused on developing and implementing a UC solutions strategy.

UC is the unification of an organization’s communications systems. By combining voice service with Microsoft Communications Services products, customers receive a voice-enabled UC solution that integrates with a customer’s existing business applications. Through our Alteva and USA Datanet subsidiaries, we deliver cloud-based UC solutions including enterprise hosted VoIP, hosted Microsoft Communication Services, fixed mobile convergence and advanced voice applications for the desktop. Alteva’s solutions are designed for the enterprise market (35 or more users), whereas USA Datanet services organizations with 35 or less users.

We are both an operating telephone company and the parent company for our wholly-owned subsidiaries. Our operating telephone company is subject to extensive utility regulations in both New York and New Jersey. These regulations require us, among other things, to seek prior approval from the New York State Public Service Commission (“NYPSC”) and New Jersey Board of Public Utilities (“NJBPU”) before we issue common stock and long-term debt. In addition, utility regulators in New York must approve our use of the proceeds from any of our stock or long-term debt issuances.

On December 16, 2011, we submitted the required regulatory petitions in both New York and New Jersey to reorganize our corporate structure. The goal of the reorganization is to enable us to function with the same flexibility for deploying capital as other diversified telecommunications companies. If approved as submitted, the reorganization petitions will permit a new subsidiary to conduct our telephone operations and we will operate solely as a holding company. This new subsidiary would have all of the operating assets needed to function as a telephone company. In addition, we would perform accounting, legal, human resource, and other administrative functions, which would be cross charged to our operating subsidiaries. As a holding company, we will be able to issue stock, issue long-term debt, and utilize the proceeds in any manner we see fit, all without the need for prior approval from state utility regulators. We anticipate that the reorganization will occur during the 2nd quarter of 2012.

The dollar amounts in this Form 10-K are presented in thousands, except for share and per share amounts.

BUSINESS OPERATIONS

We report our results in two operating segments: telephone and online. In addition, we report as income from equity method investments the results of our interest in the Orange County-Poughkeepsie Limited Partnership. We evaluate the performance our two operating segments based upon factors such as revenue growth, expense containment, market share and operating income. We do not believe our sales in any segment are seasonal.

Operating Segments

Telephone

The telephone segment provides telecommunications services including local network services, network access services, long distance services, directory services and other services and sales. The telephone segment generated revenues from external customers of $16,523, $17,141 and $17,026 in the years ended December 31, 2011, 2010 and 2009, respectively. This segment generated operating income (loss), exclusive of depreciation and amortization of ($4,605), ($2) and $1,753 in 2011, 2010 and 2009, respectively. The telephone segment assets decreased $13,894 to $35,630 in 2011 from $49,524 in 2010. This decrease is primarily associated with a decrease in cash of $9,047 and investments of $5,702. The telephone segment assets at December 31, 2009 were $48,929.

Local network services — Our local network services include traditional dial tone that is primarily used to make or to receive voice, fax or analog modem calls from a residence or business. Our local network services are regulated by the Federal Communication Commission (“FCC”), NYPSC and NJBPU. Included under local network services are custom calling services such as caller ID, call waiting, voice mail and other value-added services. These features allow users to display the number and/or name of callers, signal to the telephone user that additional calls are coming in, and send and receive voice messages. The sale of telephone and other equipment does not constitute a material part of our business.

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

Directory services — Our directory service group publishes and sells yellow and white page advertising in both print and online.

Wholesale carrier services — Our wholesale carrier services significantly expanded with the acquisition of certain assets from USA Datanet. These services provide origination and termination services to carriers as well as mid-sized and large business customers. Additionally, we offer wholesale UC services through our wholly-owned subsidiary Alteva.

Conference services — We began to offer voice conferencing services upon the acquisition of certain assets of USA Datanet. Our voice conferencing services consist of providing a conference by telephone in which three or more persons in different locations participate by means of a central switching unit.

Other services and sales — These services relate primarily to billing and collections provided to other carriers, inside wire revenue, circuit revenue, wireless services, and reciprocal compensation.

Within the telephone segment, we have a wholly-owned subsidiary, WVLD. WVLD resells toll telephone services to our subscribers and has operated since 1993. WVLD operates in an extremely competitive marketplace with other interexchange carriers.

As of June 30, 2012, we will no longer offer our landline video service as all our franchises will have expired and we are exiting this business.

We began operating as a CLEC in Middletown, New York in 1999, in Scotchtown, New York in 2001 and Vernon, New Jersey in 2002.

Online

The online segment provides UC services consisting of enterprise hosted VoIP services, broadband and dial-up Internet access services, and in partnership with DIRECTV, Inc., a global provider of digital television service (“DIRECTV”), our TV service. The Online segment generated revenues from external customers of $9,413, $7,285 and $6,896 and operating losses, exclusive of depreciation and amortization of ($1,718), ($606) and ($614) in 2011, 2010 and 2009, respectively. The online segment assets increased $18,735 to $22,286 in 2011 from $3,551 in 2010. This increase is primarily associated with the purchase of certain assets of Alteva, LLC. The online segment assets decreased $4,086 to $3,551 in 2010 from $7,637 in 2009. This decrease was primarily due to the impairment of our landline video assets.

Services and Products

Broadband Internet and dial-up Internet access services are provided using our network and by reselling other suppliers’ access services.

Enterprise hosted VoIP is provided by Alteva and USA Datanet, our unified communications businesses. Alteva’s solutions are designed for the enterprise market (35 or more users), whereas USA Datanet services organizations with 35 or less users. Both Alteva and USA Datanet compete with a variety of other types and sizes of service providers. As hosted VoIP providers, they compete with both premise-based VoIP providers, such as Avaya, Inc. and Cisco Systems, Inc., and with other cloud-based voice providers such as M5 Networks, Inc.

Our TV service enables us to bundle voice, TV and data, known as the “Triple Play”, to our customers. We have a reseller agreement with DIRECTV that allows us to provide the TV component of the Triple Play. This service competes with cable carriers and companies in the telephone space that have far greater resources. As a result, in our ILEC service areas, the success of our Triple Play has been limited by a competing package offered by Cablevision in New York and Service Electric in New Jersey.

Additional products offered by our Online segment include domain name registration and web-hosting.

Orange County-Poughkeepsie Limited Partnership

We currently own an 8.108% limited partnership interest in the Orange County-Poughkeepsie Limited Partnership (the “O-P”). Verizon Wireless of the East, L.P. (“Verizon”) is the general partner and currently has a 91.892% ownership interest in the O-P. The O-P provides cellular telephone service throughout the Orange County-Poughkeepsie Metropolitan Service Area.

On May 26, 2011, we entered into an agreement with Verizon, the general partner and a limited partner of the O-P, and Cellco Partnership, the other limited partner, in the O-P, to make certain changes to the O-P partnership agreement which, among other things, specifies that the O-P will provide 4G cellular services (the “4G Agreement”) and that the O-P will be converted from a wholesale business to a retail business. The conversion of the O-P from a wholesale business to a retail business increased the cellular service costs and sales and marketing expenses incurred by the O-P, which caused a subsequent reduction in the O-P’s net income. Regardless of the O-P’s net income, pursuant to the 4G agreement, we received an annual cash distribution of $13,600 in 2011 and will receive annual cash distributions of $13,000 in 2012 and 2013 from the O-P. These guaranteed payments must be first recorded as a return of capital and as such cannot be recorded on our income statement until all of our capital is returned and our O-P partnership capital account is at zero. Although our share of the O-P net income recorded in our income statement decreased as a result of the way we record the guaranteed payments, the annual cash distributions we receive from the O-P will remain unchanged pursuant to the terms of the 4G Agreement. The 4G Agreement also gives us the right (the “Put”) to require one of the O-P’s limited partners to purchase all of our ownership interest in the O-P during April 2013 or April 2014 for an amount equal to the greater of (a) $50,000 or (b) the product of five times 0.081081 times the O-P’s EBITDA, as defined in the 4G Agreement for the calendar year preceded by the Put.

We will continue to monitor the results of the O-P. Without the benefit of our guaranteed payments our O-P distributions would be considerably less. However, as the 4G and successor cellular technologies develop and customer usage increases, the O-P retail business model could improve. The Put Right grants us an ability to decide whether the improvement is significant enough for us to remain a limited partner of the O-P.

As of December 31, 2011, the book value of our investment in the O-P is as follows:

8.108% interest in the O-P Partnership's Capital	$0
Goodwill	1,979
Total	$1,979

Our interest in the O-P represented 3% and 15% of our total assets as of December 31, 2011 and 2010, respectively, and the income from the O-P that we record as income from equity method investment represented 308%, 299% and 124% of our income before income taxes and extraordinary item for the years ended December 31, 2011, 2010 and 2009, respectively. For more information on our O-P interest, see Note 12 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Major Customers

None of our customers accounted for more than 10% of our consolidated operating revenues in 2011, 2010 and 2009. We do not believe that the loss of a single customer or a few customers would have a material adverse effect on any of our segments.

We receive a significant portion of our revenues from the Universal Service Fund (“USF”). The USF accounted for 11%, 16% and 14% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively. For information regarding changes to USF funding, see the section entitled “Federal Universal Service Fund” below.

COMPETITION

Telephone

The Telecommunications Act of 1996 (the “1996 Act”) created a nationwide structure in which competition is allowed and encouraged between incumbent local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities. Our local network, network access and long distances services compete with large cellular telephone providers, cable companies and VoIP providers that offer alternative voice products. These competitors are much larger and have greater resources and regulatory flexibility than us. During the last several years we have experienced overall declines in telephone access lines as customers have migrated towards cellular and VoIP providers for telephone services in our regulated franchise area. We primarily compete on the basis of price, convenience, call quality and reliability for telephone services.

We provide wholesale carrier and conferencing services in our telephone segment through our USA Datanet subsidiary. Our wholesale carrier and conferencing services compete with XO Communications, LLC and Level 3 Communications, Inc. We primarily compete on the basis of price for wholesale carrier and conferencing services.

We also provide directory services in our telephone segment. Our directory services compete with other online providers of directory listings as well as in market competitors of print services, such as Yellow Book, Verizon, Frontier, and Century Link. We primarily compete on the basis of price, our local presence and our loyal customer base who use our directory listings.

Our ILEC service areas are surrounded by competitive telephone companies located within a 30-mile radius of Warwick, New York. For voice, video and data services, we compete with Cablevision in our New York serving area and Service Electric in our New Jersey serving area.

We currently compete for local service (access lines) with incumbent local exchange carriers in the Middletown, New York area, as well as the Vernon, New Jersey area. The local exchange carriers in these markets are larger and have greater resources than us.

Online

We offer enterprise hosted VoIP through our wholly-owned subsidiaries Alteva and USA Datanet. Both Alteva and USA Datanet compete with a variety of other types and sizes of service providers. As hosted VoIP providers, they compete with both premise-based VoIP providers, such as Avaya Inc. and Cisco Systems, Inc., and with other cloud-based voice providers such as M5 Networks Inc. These competitors tend to be larger and have greater resources than us. Alteva and USA Datanet compete primarily on the basis of service and price for enterprise hosted VoIP services.

Our broadband Internet and dial-up internet services primarily compete with Cablevision in New York and Service Electric in New Jersey. These cable companies are much larger and have greater resources and regulatory flexibility than us. The present market environment requires that our Online segment compete on the basis of service, speed and price. Whether customer and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the evolving level of demand for voice, video and high speed data services.

Our TV service competes against entrenched cable companies and satellite television companies. To stay competitive in the current market environment we must be able to offer a television service on par with our competitors at a competitive price. We offer DIRECTV, which enables us to offer our Triple Play bundle. In our ILEC service areas, we compete with Cablevision in New York and Service Electric in New Jersey. As a result, in our ILEC service areas, the success of our Triple Play offering has been limited by a competing package offered by Cablevision in New York and Service Electric in New Jersey.

REGULATION

The communications industry has been and remains the subject of significant legislative and regulatory oversight at both the federal and state level. The 1996 Act updated the Communications Act of 1934. The 1996 Act provided a structure for local competition, but required implementation and interpretation by the FCC, states and courts. Congress has also frequently proposed legislative amendments to the 1996 Act.

The 1996 Act opened local telecommunications markets to competition, preempting state and local laws to the extent that they prevented competitive entry into a market. The 1996 Act allows states to retain the authority to preserve universal service, protect public safety and welfare, ensure quality of service, protect consumers and mediate and arbitrate disputes involving interconnection agreements between carriers. The 1996 Act generally requires local carriers to interconnect with other carriers, unbundle their services at wholesale rates, permit resale of their services, enable distribution of equipment, provide Local Number Portability (“LNP”) and dialing parity, provide access to poles, ducts, conduits and rights-of-way, and complete calls originating by competing carriers under termination agreements. As a result of the 1996 Act’s requirement to interconnect with other carriers, we entered into interconnection agreements with other carriers.

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

Federal Regulation

Interstate toll and access service revenues are subject to the jurisdiction of the FCC. In addition to the compensation we receive from providing services to our end use customers we receive reimbursement from carriers in the form of charges for providing carriers with access to and from our local network.

As an ILEC providing carriers access to and from our local network, we are subject to regulation that is generally more extensive than the regulation of our competitors for these services. This regulation covers our rates and service terms, and also affects the terms on which we must provide connections and network elements to competitors.

In contrast, wireless service providers are not regulated from a retail pricing standpoint, but are subject to various licensing and technical requirements imposed by the FCC, including provisions related to the acquisition, assignment or transfer of radio licenses, and mandates, such as enhanced 911, or E-911, and wireless LNP. Long distance and wireless service providers, which compete against us and are also our wholesale customers, are less regulated, but subject to significant, rate regulations or tariffing obligations.

Cable operators offering local and long distance voice services face less regulation of these services than we face as an ILEC. A small but growing category of VoIP providers offers services that compete with our wire line offerings and also face a lighter regulatory burden. The FCC has preempted states from exercising entry and related economic regulation of such VoIP providers, but the FCC has not preempted state regulation of fixed VoIP service commonly offered by cable operators.

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

On June 3, 2005, the FCC issued an order establishing rules requiring VoIP service providers to incorporate 911 emergency call capabilities for their customers as a standard feature of their services, rather than an optional enhancement. On September 23, 2005, the FCC required interconnected VoIP and broadband internet access service providers to comply with CALEA by mid-2007. In 2006, the FCC began the assessment of USF charges on VoIP providers. On October 31, 2007, Congress enacted the Internet Tax Freedom Act Amendments Act, which established that state and local authorities could tax VoIP services.

Other issues regarding VoIP, such as whether VoIP that interconnects with switched networks qualifies as an “information service” or a “telecommunications service,” continue to be the subject of pending FCC proceedings. These issues continue to generate interest within the industry because they can affect ILEC charges for terminating VoIP calls and provide for competitive parity among services and service providers. We cannot be certain whether or when the FCC will further clarify or modify rules governing treatment of VoIP services, or how any rule changes may ultimately affect us.

Our online segment offers services as an Internet Service Provider (“ISP”). Federal government authorities, including the FCC and the U.S. Congress, have considered proposals to regulate ISPs and network operators regarding the management of their networks and the use of information about their subscribers. The FCC has also decided several cases addressing these issues, relying on its existing authority, such as the general non-discrimination principles applicable to common carriers and extended through ancillary jurisdiction to all telecommunications, including broadband information services. Although rules have not been adopted, we cannot predict whether regulations or legislation affecting Internet services will be adopted that may increase costs, reduce potential revenues, or create regulatory disadvantages. In addition, we must operate in accordance with any decisions the FCC has made or may make in the future regarding our network management obligations.

Under federal law, the FCC may exempt a video franchise from rate regulation based on a finding of effective competition in the franchise area. Online has obtained this exemption for all its video franchises except for a portion of Goshen, New York.

State Regulation

Our New York telephone service operations are subject to the jurisdiction of the NYPSC. Our New Jersey telephone service operations are subject to the jurisdiction of the NJBPU. These two bodies have authority over our local exchange operations with respect to rates, facilities, services, reports, issuance of securities and other matters such as corporate restructuring. As a result, our ability to respond quickly to changing market conditions or to implement a new business organization can be limited by the necessity of obtaining regulatory approvals or reviews or responding to interrogatories that can slow down or even prevent the desired transaction. As an ILEC, we generally face carrier of last resort, or COLR, obligations that include an ongoing requirement to provide service to all prospective and current customers in our service territories who request service and are willing to pay rates prescribed in our tariffs. In competitively-bid situations, such as newly-constructed housing developments or multi-tenant dwellings, this may constitute a competitive disadvantage to us if competitors can choose to exclusively tie service to homeowner’s association fees or choose not to provide service to customers who are poor credit risks or customers they believe would not be economically viable to serve.

Intrastate billing and collection services remain partially regulated in New York. The regulated services are provided under tariff. Some carriers provide their own billing and collection services and do not use our services.

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

Federal Universal Service Fund

Federal universal service programs provide funding for services provided in high-cost areas, reduced-rate services to low-income consumers, and discounted communications and Internet access services for schools, libraries and rural health care facilities. These programs are funded by contributions from telecommunications carriers and VoIP providers who are interconnected to the network. These contributions are based on an FCC-prescribed percentage and are recovered from customers through surcharges. In September 2005, the FCC deregulated ILECs’ high-speed Internet access service and in the process eliminated the universal service assessments on end users of such services. However, universal service assessments on the wholesale provision of such services remain in place. In June 2006, the FCC required certain VoIP providers to contribute to the USF.

On November 28, 2011, the FCC released a comprehensive order regarding reform of the Universal Service Fund and Intercarrier Compensation (“ICC”). The order specified that the USF would be renamed the Connect America Fund (“CAF”). Funds from CAF will be allocated with a greater emphasis on stimulating broadband build out in the United States. Additionally, the order mandated a decline in overall revenues deemed interstate. Currently these revenues are received from end users, interexchange carriers and the USF. The total of these revenues will decline 5% a year and the USF or CAF support must decline accordingly. This change will commence on July 1, 2012 and continue annually for the next 10 years.

Finally, the order contains a provision that implements a “ceiling” on the amount of corporate overhead expenses that can be recovered by an ILEC through CAF. Historically, the USF fund has allowed ILECs to recover their reasonable costs without restriction. In 2012, a ceiling was established based on corporate overhead cost per access line. Accordingly, we anticipate a significant reduction in funds that we are eligible to receive from the USF.

Pursuant to FCC requirements mentioned above, we contribute to the USF. Our obligation to this fund was $601, $398, and $501 in 2011, 2010, and 2009, respectively. The Universal Service Administration Company ("USAC") establishes a contribution rate for eligible revenues which in turn determines the amount of the annual obligation to the fund. Future contribution levels will therefore depend on revenues and USAC mandated contribution rates.

We have been designated as an Eligible Telecommunications Carrier (“ETC”) in New York and New Jersey, which has enabled us to receive substantial USF monies from USAC since January 1, 1998. As a result of FCC orders, all local exchange carriers have been required to reduce interstate access charges billed to toll carriers. To offset this revenue reduction, monthly payments from the high cost portion of the USF are provided to carriers with ETC status and other requirements set forth in the orders. We meet these requirements. As a further assurance of stability of cost recovery, we elected to participate in the Tariff/Pool administrated by National Exchange Carrier Association, Inc. (“NECA”) effective July 1, 2006.

USF/CAF revenue pool settlements (“regulatory revenue”) has accounted for revenue of $2,812, $3,902 and $3,352 in 2011, 2010, and 2009, respectively. This is included in operating revenue in our consolidated statements of operations.

Intercarrier Compensation

Intercarrier compensation includes regulated interstate and intrastate switched access charges, and reciprocal compensation received by ILECs, CLECs and wireless service providers. This compensation is received from long distance carriers to pay for the origination and termination of long distance calls, and from interconnected local carriers to pay for terminating local and wireless calls. On average, intrastate switched access charges, which are currently regulated by the state Public Utility Commissions, are generally higher than interstate switched access charges, which are regulated by the FCC. As a result, interstate switched access charges are generally higher on a per-minute basis than are reciprocal compensation rates. In February 2010, the NJBPU ordered the intrastate switched access rates for New Jersey to be transitioned to the lower interstate rates over a two year period of time. Also in 2010, the NYPSC commenced an inquiry of intrastate switched access rates in a New York docket. This docket includes an investigation into the establishment of a state universal service fund. The New York Public Service Commission has not yet issued an order for this docket.

As mentioned above, on November 28, 2011, the FCC released a comprehensive order concerning Intercarrier Compensation. The order reflected the FCC’s desire that telephone companies eventually eliminate intercarrier compensation altogether. To implement this, the FCC has mandated that companies lower their access rates at the intrastate level to the interstate rate level by 2013. In addition, a rate of return carrier, such as us, must reduce its rates for some access elements to zero within nine years. While this will be offset to some extent by additional end user charges (known as ARC or Access Recovery Charge), the overall effect will be a decline in revenue. In addition, the order clarified that VoIP traffic must pay access charges. However, on July 1, 2012, VoIP providers will begin paying interstate rates for all toll traffic.

IMPACT OF INFLATION

Inflation is a factor in our economy and we seek ways to mitigate its impact. To the extent permitted by competition or regulation, we attempt to pass increased costs on to our customers by increasing sales prices over time.

EMPLOYEES

As of February 27, 2012, we had 131 full-time and 12 part-time employees, including 53 non-management employees, 43 of which are represented by Local 503 of the International Brotherhood of Electrical Workers. The existing contract with our union employees expires on April 30, 2013.

Item 1A. RISK FACTORS.

RISK FACTORS

We have a history of operating losses and there is no assurance we will generate profits in the future.

We have a history of operating losses. We have sustained operating losses of $11,589, $8,671 and $4,329 for the years ended December 31, 2011, 2010 and 2009, respectively. We cannot predict if we will generate profitable operations in the future. If we cannot generate profits in the future, our failure to do so could adversely affect the market price of our common stock, which in turn could adversely affect our ability to raise additional equity capital or to incur additional debt. We have a proud history of paying dividends on our common stock since 1907. We anticipate that we will continue to pay cash dividends in the future. However, the amount and timing of future dividend payments is subject to applicable law and will be made at the discretion of our Board of Directors based on factors such as our cash flow and cash requirements, necessary capital expenditures, financial condition and other factors.

We provide services to customers over access lines. If access lines continue to decline, our operating results may be adversely affected.

Our business generates revenues by delivering voice, video and data services over access lines. We continue to experience access line losses due to competition from wireless and broadband service providers. For example, access lines declined 8% in 2011, 12% in 2010 and 10% in 2009. We may continue to experience access line losses in our primary markets. Our inability to retain access lines could adversely affect our business and results of operations.

Reductions in USF funding and intercarrier compensation may negatively impact our financial results. Additional regulatory changes may have a material adverse effect on our operations as well.

We operate in a heavily regulated industry. A significant portion of our revenues generally have been supported by regulations that provide for local and network access revenues and USF funds. Changes in the funding and/or payout rules for the USF will further reduce our revenues obtained from the USF.

On November 28, 2011, the FCC released a comprehensive order regarding reform of the Universal Service Fund and Intercarrier Compensation (“ICC”). The order specified that the USF would be renamed the Connect America Fund (“CAF”). Funds from CAF will be allocated with a greater emphasis on stimulating broadband build out in the United States. Additionally, the order mandated a decline in overall revenues deemed interstate. Currently these revenues are received from end users, interexchange carriers and the USF. The total of these revenues will decline 5% a year and the USF or CAF support must decline accordingly. This change will commence on July 1, 2012 and continue annually for the next 10 years.

Finally, the order contains a provision that implements a “ceiling” on the amount of corporate overhead expenses that can be recovered by an ILEC through CAF. Historically, the USF fund has allowed ILECs to recover their reasonable costs without restriction. In 2012, a ceiling was established based on corporate overhead cost per access line. Accordingly, we anticipate a significant reduction in funds that we are eligible to receive from the USF. This reduction in USF revenue is expected to significantly impact our revenues and financial results over the next several years.

On November 28, 2011, the FCC released a comprehensive order concerning Intercarrier Compensation. The order reflected the FCC’s desire for telephone companies to eventually eliminate intercarrier compensation altogether. To implement this, the FCC has mandated that companies lower their access rates at the intrastate level to the interstate rate level by 2013. In addition, a rate of return carrier, such as us, must reduce its rates for some access elements to zero within nine years. While this will be offset to some extent by additional end user charges (known as ARC or Access Recovery Charge), the overall effect will be a decline in revenue.

Additional regulatory changes could adversely impact the rates we are permitted to charge our customers, reduce payments to us from the USF or restrict our ability to effectively compete in the market place. Regulatory changes could also restrict our ability to secure new sources of capital and/or grow through strategic acquisitions or alliances. In addition, the failure of regulations to change in a manner that would establish an environment in which we may compete on more even terms with our actual economic competitors could also adversely affect our profitability.

Our acquisitions may not result in the revenue growth and profitability that we expect. In addition, we may not be able to successfully integrate our acquisitions.

In 2011, we acquired substantially all of the assets and assumed certain liabilities of Alteva, LLC. We are in the process of integrating this acquisition into our business and assimilating its operations, services, products and personnel with our management policies, procedures and strategies. We can provide no assurances that we will achieve the revenue growth and profitability that we expect from this acquisition or that we will not incur unforeseen additional costs or expenses in connection with the integration of this acquisition. To effectively manage our expected growth, we must continue to successfully manage our integration of this business and continue to improve our operational and information technology systems, internal procedures, accounts receivable and management, financial and operational controls to accommodate this acquisition. If we fail in any of these areas, our business could be adversely affected.

The integration of recent, and future, acquisitions could place an increased burden on our management team, which could adversely impact our ability to effectively manage these businesses. Integrating a new business can be expensive and time consuming and could disrupt our ongoing business and negatively affect cash flow.

Any impairment of goodwill or other intangible assets could negatively impact our results of operations.

Our goodwill and other intangible assets are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill and/or intangible assets may be impaired. Any excess goodwill and/or indefinite-lived intangible assets value resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill and indefinite-lived intangible assets) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. During the past fiscal year, we significantly increased our goodwill as a result of our acquisition of substantially all of the assets and assumed certain liabilities of Alteva, LLC. We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a material negative impact on our results of operations and financial condition. We have completed our annual impairment analysis for goodwill and indefinite-lived intangible assets, in accordance with the applicable accounting guidance, and have concluded that we do not have any impairment of goodwill or other intangible assets for the year ended December 31, 2011.

A significant portion of our income is derived from our O-P Limited Partnership.

We rely significantly on income derived from our O-P partnership interest. We receive quarterly cash distributions from O-P, which comprises a substantial percentage of our cash flow. On May 26, 2011, the Company entered into an agreement with Verizon Wireless of the East LP, the general partner and a limited partner, and Cellco Partnership, the other limited partner, in the O-P to make certain changes to the O-P partnership agreement which, among other things, specifies that the O-P will provide 4G cellular services (the “4G Agreement”). The 4G Agreement provides that the O-P’s business will be converted from a wholesale business to a retail business. The 4G Agreement provides for guaranteed annual cash distributions to the Company from the O-P through 2013. For 2012 and 2013, the annual cash distribution will be $13,000. Beyond 2013, O-P distributions will be made at the discretion of the O-P general partner. The failure of the general partner to make a cash distribution to the limited partners or decreases in distributions in any quarter would have a significant negative impact on our business.

We are subject to competition that may adversely impact us.

As an ILEC, we historically faced little competition in our markets. As a direct result of deregulation, we now face direct competition in our traditional ILEC territories by CLEC operations and other providers of telecommunications services that offer comparable voice, video and data products. The primary competitor in our market has brand recognition and financial, personnel, marketing and other resources that are significantly greater than ours. In addition, consolidations and strategic alliances within the telecommunications industry, as well as ongoing technological innovation, are likely to affect our competitive position. With increased substitution of wireless for landline services, wireless carriers are now competing aggressively for our voice customers. The UC market is also becoming increasingly competitive as tier one and smaller providers grow more sophisticated in their UC product offerings. We cannot predict the number of competitors that will ultimately emerge, but increased competition from existing and new entities could have an adverse effect on our business.

We rely on Internet Protocol (“IP”) licenses to offer our Unified Communication services.

Our Voice over Internet Protocol (“VoIP”) customers, are primarily based on Broadsoft voice and Microsoft data platform infrastructures. We rely on licenses with Broadsoft and Microsoft to provide our Unified Communication services to customers. If we were unable to continue licensing technology from Broadsoft or Microsoft we would need to transfer our Unified Communication services to a new technology platform. This could disrupt our service, require us to incur significant transition costs and could have a material adverse effect on our financial results.

Any inability to protect our proprietary information and trade secrets could allow our competitors and others to produce competing products based on our proprietary information.

Our success depends more on the knowledge, ability, experience and technological expertise of our employees than on the legal protection of patents and other proprietary rights. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to the services we offer. We cannot guarantee the degree of protection these various claims may or will afford, or that competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements with certain employees, customers, consultants and strategic partners. There can be no assurance as to the degree of protection these contractual measures may or will afford.

If we cannot continue to license or enforce the intellectual property rights on which our business depends, or if third parties assert that we violate their intellectual property rights, then our business, financial condition and results of operations could be materially adversely affected.

We rely upon patent, copyright, trademark and trade secret laws in the United States, and similar laws in other countries, and non-disclosure, confidentiality and other types of agreements with our employees, customers, suppliers and other parties, to establish, maintain and enforce our intellectual property rights. Despite these measures, any of our direct or indirect intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly software redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third party copying, infringement or use, which could adversely affect our competitive position. Also, because of the rapid pace of technological change in the telecommunications industry, much of our Online business and many of our Online products rely on key technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms.

In addition, third parties may claim that we are infringing upon their intellectual property rights. Such claims may be made by competitors seeking to block or limit our access to telecommunications markets. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies. Even if we believe that the claims are without merit, the claims can be time consuming and costly to defend and distract management’s attention and resources. For instance, on November 1, 2011, Alteva, LLC was sued by Klausner Technologies, Inc. for patent infringement. Although we were not a party to this matter, we purchased from Alteva, LLC the technology that Klausner Technologies, Inc. claimed was infringing its patent. Although we believe this claim to be without merit, we are seeking to settle this matter.

Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology at all, license the technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely impacted. Finally, we use open source software in connection with our products and services. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the ownership of open source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. Any requirement to disclose our source code or pay damages for breach of contract could be harmful to our business results of operations and financial condition.

We may not be able to successfully integrate new technologies, respond effectively to customer requirements or provide new services.

The communications industry is subject to rapid and significant changes in technology, the development of new types of content, frequent new service offerings and a changing regulatory and economic environment. We cannot predict the changes in our competitive position or profitability. Technological developments may reduce the competitiveness of our networks and require significant expenditures of capital to upgrade and/or replace outdated technologies. In addition, new products and services arising out of technological developments in the industry may reduce the attractiveness of our products and services. If we fail to adapt successfully to technological changes or obsolescence, or fail to obtain access to important new technologies or content, we could lose existing customers and fail to attract new customers. For this reason, we have entered into the UC business. However, even the UC business can be affected by technological change. Our UC business currently depends on the use of desktop telephones and related systems. The rise of social media and soft phones in the future could potentially reduce the use of desktop telephones, which could have an adverse affect on our UC business. A key element of our long-term growth strategy is our ability to deliver new and enhanced products and services to our customers. The successful delivery of new products and services is uncertain and dependent on many factors. There is no guarantee that delivery of these services will generate the anticipated increase in customers and revenues.

There is a history of disputes regarding intercarrier billing, which may materially impact our results of operations.

We are periodically involved in disputes related to our billings to other carriers for access to our network. In the event that a claim is made related to revenues previously recognized, we assess the validity of the claim and adjust the amount of revenue being recognized to the extent that the claim adjustment is considered probable and estimable. We are, in the ordinary course of business, billed certain charges from other carriers that we believe are either erroneous or relate to prior periods. We carefully review our vendor invoices and dispute inaccurate or inappropriate charges. In cases where we dispute certain charges, we frequently pay only undisputed amounts on vendor invoices. The amount of disputed charges may remain outstanding for some time pending resolution or compromise. We periodically review the outstanding disputes and reassess the likelihood of success in the event of the resolution of these disputes. However, it is possible that the actual settlement of any disputes may be material. In view of the length of time historically required to resolve these disputes, they may be resolved or require adjustment in future periods and relate to billings and or costs invoiced, which were either accrued or paid in prior periods.

Risks associated with our unfunded pension and postretirement plan liabilities.

As of December 31, 2011, our unfunded pension liability was $7,291 and our unfunded postretirement plan was $2,975. While we believe our current cash position coupled with expected cash management and monitoring of our funds will allow us to adequately fund our pension and our postretirement plans, if the stock market declines significantly or interest rates fluctuate or become volatile, it will be more difficult for us to adequately fund the plans. Weak economic conditions caused a decline in plan assets, which increased pension plan expense and required contributions during 2011, 2010 and 2009. With the subsequent decrease in pension plan assets during 2011 and lower interest rates, our anticipated contribution to the pension plan is expected to increase during 2012. If market conditions result in a decrease in plan assets during 2012, required pension plan contributions may increase in 2013.

We need to retain a highly skilled, technologically savvy workforce to compete in Unified Communications.

As a result of our acquisition of substantially all of the assets and assumption of certain liabilities of Alteva, LLC, we have entered the Unified Communications business. To succeed as a Unified Communication provider we must retain a highly skilled workforce. Our ability to retain and compete in the Unified Communications industry will require us to attract highly skilled technical personnel. We can provide no assurances that we can recruit this type of personnel. An inability to hire sufficient numbers of people or to find people with the desired skills could result in greater demands being placed on limited management resources, which could have a material adverse effect on our business, financial condition and results of operation.

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

We depend heavily on our senior management team and the loss of the services of one or more of our key executives could harm our business.

Our success depends, in large part, on the skills, experience and efforts of our senior management team. The loss of the services of one or more members of our senior management team, particularly our chief executive officer or chief operating officer, could significantly harm our business. To this end, we are reviewing our relevant insurance policies and will be seeking key man insurance for Messrs. Albro and Cuthbert. We are currently unsure whether any such policies will be cost prohibitive. In addition, we could be adversely affected if we fail to adequately plan for the succession of members of our senior management team. The loss of any member of our senior management team could have a material adverse effect on our business, financial condition and results of operations.

Our business and reputation may be affected by our ability to keep clients’ information confidential.

Our business involves the use of private and confidential customer information, including customer credit card information. This information is critical to us receiving timely payment for our services from customers and may be transmitted to us via the Internet. While we have systems and processes in place to protect this information, there is no guarantee that our systems and processes are adequate to protect against all security breaches. If our systems are disrupted, fail for any reason, or are infiltrated by unauthorized persons, our customers could experience data or financial loss. Such events may expose us to unexpected liability, litigation, regulation, investigation and penalties, loss of customers’ business and unfavorable impact to our business reputation, all of which could result in a material adverse effect on our business and results of operations.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

This item is not applicable.

Item 2. PROPERTIES.

We own an approximately 22,000 square-foot building in Warwick, New York, which houses our general offices, data processing equipment and the central office switch for the Warwick exchange. In addition, we own several smaller buildings that serve as office space, workshops, storage space or garages, or that house switching equipment at our other exchanges. We also own a building in Middletown, New York in order to support our CLEC operations in our Middletown exchange. We lease space located in Warwick and Syracuse, New York, Philadelphia, Pennsylvania and Vernon, New Jersey. The operating business segments share space in our various properties.

Item 3. LEGAL PROCEEDINGS.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Part II.

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market under the symbol WWVY. As of March 15, 2012, there were 613 common shareholders of record.

We have paid quarterly cash dividends on our common stock since April 1931 and paid cash dividends semi-annually from July 1907 until December 1930. Quarterly cash dividends are usually declared in February, May, August and November and are paid on March 31, June 30, September 30 and December 27. The declaration and payment of dividends on our common stock are subject to the discretion of our board of directors and compliance with applicable laws. Our decision to pay dividends in the future will depend on general business conditions, the effect of such payments on our financial condition and other factors our board of directors may consider to be relevant. Dividend payments are discussed further in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash dividends paid per common share December 31 (in cents):

Quarter	2011	2010
First (March 31)	$0.26	$0.24
Second (June 30)	0.26	0.24
Third (September 30)	0.26	0.24
Fourth (December 27)	0.26	0.24
Total	$1.04	$0.96

The high and low bid prices for our common stock as reported by NASDAQ for the first, second, third and fourth quarters of 2011 and 2010 were as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
High	$15.49	$15.21	$14.78	$13.90
Low	$13.80	$14.30	$12.24	$11.61

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
High	$14.88	$15.55	$16.04	$15.00
Low	$12.19	$13.27	$13.76	$13.72

Sales of unregistered securities

On September 8, 2008, the New York State Public Service Commission approved our 2008 Long Term Incentive Plan (“LTIP”) that was approved by our shareholders on April 25, 2008. Between September 8, 2008 and September 8, 2010, we granted shares of restricted stock and stock options to members of our management team, other employees and to our non-employee directors.

Date	Number of	Number of	Number of
	Restricted Shares	Stock Options	Individuals

9/8/2008	19,000	90,500	4
3/20/2009	9,921	45,985	4
4/27/2009	1,879	7,517	1
6/1/2009	500	3,000	1
11/25/2009	3,500	7,000	7
12/3/2009	250	-	1
12/28/2009	500	1,000	1
1/1/2010	12,949	-	6
1/8/2010	4,000	-	80
2/23/2010	12,397	43,768	10
2/23/2010	558	-	8
4/23/2010	3,000	-	6
5/3/2010	2,000	-	1
6/25/2010	100	-	1

These shares of restricted stock and stock options were issued without registration under the Securities Act of 1933 as amended (the "Securities Act”) in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act. These shares of restricted stock are subject to the resale prohibition under the Securities Act and may not be sold or transferred without registration except in accordance with Rule 144 of the Securities Act. On September 8, 2010, we filed a Form S-8 Registration Statement registering the resale of these restricted stock and stock option awards.

Item 6. SELECTED FINANCIAL DATA

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	($ in thousands except per share amounts)
Selected financial data:
Total operating revenues	$25,936	$24,426	$23,922	$22,990	$24,042
Total operating expenses	37,525	33,097	28,251	24,226	25,140
Income (loss) from continuing operations	(2,921)	2,852	6,815	6,068	5,493
Extraordinary item	-	-	-	(73)	-
Net income (loss) attributable to common shareholders	(2,946)	2,827	6,790	5,970	5,468
Total assets	57,916	53,075	56,566	55,267	56,651
Long-term debt, net of current maturities	-	1,139	2,658	4,176	5,695

Common Share data:
Basic earnings (loss) per common share from continuing operations
Income (loss) before extraordinary item	$(0.54)	$0.53	$1.27	$1.13	$1.02
Extraordinary item	-	-	-	(0.01)	-
Basic earnings per share	$(0.54)	$0.53	$1.27	$1.12	$1.02
Diluted earnings (loss) per common share from continuing operations
Income (loss) before extraordinary item	$(0.54)	$0.52	$1.26	$1.13	$1.02
Extraordinary item	-	-	-	(0.01)	-
Basic earnings per share	$(0.54)	$0.52	$1.26	$1.12	$1.02
Cash dividends per common share	$1.04	$0.96	$0.88	$0.80	$0.80

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; our ability to successfully integrate Alteva; goodwill impairment; resolution of a billing dispute with a carrier; demographic changes; technological changes and changes in consumer demand; existing governmental regulations and changes in or our failure to comply with, governmental regulations; legislative proposals relating to the businesses in which we operate; changes to the USF; risks associated with our unfunded pension liability; competition; the loss of any significant ability to attract and retain highly skilled personnel and any other factors that are described in “Risk Factors.” Given these uncertainties, current and prospective investors should be cautioned regarding reliance on such forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

OVERVIEW

Revenues increased 6% to $25,936 for the twelve months ended December 31, 2011, in comparison to $24,426 for the twelve months ended December 31, 2010, which includes $3,111 of additional revenue from our acquisition of substantially all of the assets and assumed certain of Alteva, LLC on August 5, 2011. Operating expense increased 13% to $37,525 for the twelve months ended December 31, 2011, in comparison to $33,097 for the twelve months ended December 31, 2010. The increase in operating expense was primarily attributable to the acquisition related expenses we incurred to purchase substantially all of the assets and assumed certain liabilities of Alteva, LLC, and includes the additional operating expenses of Alteva, LLC during that period. During the twelve-month period ended December 31, 2011, we had a net loss of $2,921, compared to net income of $2,852 for the twelve-month period ended December 31, 2010. This decrease of $5,773 in income was primarily attributable to the increase in operating expenses from the Alteva acquisition and lower Orange County-Poughkeepsie Limited Partnership (“O-P”) earnings as a result of the transition of the O-P from a wholesale business to a retail business pursuant to the 4G Agreement.

On May 26, 2011, we entered into an agreement with Verizon, the general partner and a limited partner of the O-P, and Cellco Partnership, the other limited partner in the O-P to make certain changes to the O-P partnership agreement which, among other things, specifies that the O-P will provide 4G cellular services (the “4G Agreement”) and that the O-P will be converted from a wholesale business to a retail business. The conversion of the O-P from a wholesale business to a retail business increased the cellular service costs and sales and marketing expenses incurred by the O-P, which caused a subsequent reduction in the O-P’s net income. Regardless of the O-P’s net income, pursuant to the 4G Agreement, we received an annual cash distribution of $13,600 in 2011 and we expect annual cash distributions of $13,000 in 2012 and 2013 from the O-P. Under equity method accounting, we currently report as income our proportionate share of the O-P income, which is less than the guaranteed cash distributions that we receive from the O-P. The cash distributions we receive from the O-P that are in excess of our proportionate share of the O-P income are recorded as a reduction of our investment account. As a result of receiving the fixed cash distributions from the O-P in excess of our proportionate share of the O-P income, our investment account is expected to be reduced to zero within the first six months of 2012. Thereafter, once the investment account has been reduced to zero, we will record the fixed cash distributions that we receive from the O-P directly to our statement of operations as other income. Although our share of the O-P net income recorded in our statement of operations decreased, the annual cash distributions we receive from the O-P will remain unchanged pursuant to the terms of the 4G Agreement. The 4G Agreement also gives us the right (the “Put”) to require one of the O-P’s limited partners to purchase all of our ownership interest in the O-P during April 2013 or April 2014 for an amount equal to the greater of (a) $50,000 or (b) the product of five times 0.081081 times the O-P’s EBITDA, as defined in the 4G Agreement for the calendar year preceded by the Put.

We will continue to monitor the results of the O-P. Without the benefit of our guaranteed payments our O-P distributions would be considerably less. However, as the 4G and successor cellular technologies develop and customer usage increases, the O-P retail business model could improve. The Put Right grants us an ability to decide whether the improvement is significant enough for us to remain a limited partner of the O-P.

On August 5, 2011, we, through our wholly-owned subsidiary Warwick Valley Networks, Inc., now Alteva Inc., purchased substantially all of the assets and assumed certain of the liabilities of Alteva, LLC, a cloud-based Unified Communications solutions provider and enterprise hosted Voice over Internet Protocol (“VoIP”) provider in exchange for cash and stock with an estimated combined value of approximately $17.8 million. In exchange for the assets purchased from Alteva, LLC, we paid $10,250 in cash to Alteva, LLC at closing and issued 272,479 shares of our puttable common stock to the members of Alteva, LLC as of October 21, 2011, upon receiving necessary regulatory approvals. In connection with such issuance, the members of Alteva, LLC entered into a Lock-Up and Put Agreement with us effective October 21, 2011. Under the Lock-Up and Put Agreement, each member of Alteva, LLC may transfer to any of the permitted transferees up to 50% of their shares between October 21, 2012 and December 14, 2012. The members of Alteva, LLC may sell their remaining shares without restriction beginning on December 15, 2012. In addition, the Lock-Up and Put Agreement gives each member of Alteva, LLC the option to sell their shares to us within a certain prescribed time period at a predetermined price (the “Alteva Put”). The Alteva, LLC members may exercise their Alteva Put with respect to half of their shares within a 60-day period commencing on October 21, 2012 and the other half within a 60-day period commencing on December 15, 2012. The purchase price of the Alteva Put will be the greater of (i) the closing price of our common stock on the date of exercise of the Alteva Put or (ii) $11.74. The Lock-Up and Put Agreement also includes a purchase price protection for the Alteva, LLC selling shareholders. The purchase price protection provides that if the price of our common stock for the 30 trading days immediately prior to October 21, 2012 or December 15, 2012 (but excluding the three trading days prior to and after the record date for any cash dividend declared by us) (the “Release Date Price”) is less than $11.74, then we will issue to the Alteva, LLC members the aggregate number of shares of our common stock equal to the difference between $1,600 and the market value of 50% of the aggregate shares on October 21, 2012 or December 15, 2012, or 100% of the aggregate shares if the Release Date Price is less than $11.74 on both dates.

We financed $5,000 of the purchase price by drawing down our entire $5,000 revolving loan facility with CoBank, ACB.

In addition, up to a total of $2,000 in cash is payable to Alteva, LLC, on August 5, 2012 and 2013 (or prior to January 1, 2013 depending on certain tax law changes), if certain performance-based conditions are satisfied. There was also a post-closing working capital adjustment that increased the purchase price by $648 of which $478 was paid by December 31, 2011 and the balance was paid in February 2012. We also withheld $750 from the purchase price as security for a potential working capital adjustment, the payment of certain liabilities and for possible indemnification claims. On August 5, 2012, we will pay to Alteva, LLC the sum of $750, less any amounts offset against such amount pursuant to the terms of our agreement with Alteva, LLC.

As of December 31, 2011, we had a working capital deficit of $3,485 which was primarily due to short-term financing of $5,600 we incurred in connection with the Alteva transaction and amounts due in conjunction with the business acquisition of $2,377 that we may be required to make to Alteva, LLC. We believe this working capital deficiency is short-term in nature and we expect to satisfy these short-term obligations by using cash distributions received from the O-P and, if necessary, cash from refinancing our short-term debt. We believe that our guaranteed payments from the O-P in 2012 and 2013 will allow us to refinance our debt on favorable terms.

We are a cloud-based communications company that provides Unified Communications (“UC”) solutions, enterprise hosted Voice over Internet Protocol (“VoIP”) and operates as a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey. Our ILEC operations consist of providing our historic local and toll telephone service to residential and business customers, Internet high speed broadband service, video service and DIRECTV. Through our Alteva and USA Datanet subsidiaries, we deliver cloud-based UC solutions including enterprise hosted VoIP, hosted Microsoft Communication Services, fixed mobile convergence and advanced voice applications for the desktop. UC is the unification of an organization’s communications systems. By combining voice service with Microsoft Communications Services products, our customers receive a voice-enabled UC solution that integrates with existing business applications. Alteva’s solutions are designed for the enterprise market of 35 or more users, whereas USA Datanet services organizations with 35 or less users.

Consistent with the past several years, we have continued to experience overall declines in telephone access lines due to sustained competition and cellular substitution for landline telephone services in our regulated franchise area. In transforming the ILEC, we will continue to focus our efforts on identifying and pursuing growth opportunities to increase our ILEC broadband Internet business.

In 2010, we determined that we would withdraw from our landline video business. Regulatory restrictions require our subsidiary, Hometown Online Inc., to continue service into 2012 at which time we plan to wind down our land line video business. We conducted a fair value estimation of the head end equipment and customer premise equipment given only two more years of service. The fair value was estimated to be zero for these assets. Accordingly, we recorded an impairment of our video assets of $2,283, which was equal to the entire carrying value of these assets at December 31, 2010.

Through our Alteva and USA Datanet subsidiaries, we are focused on gaining deeper UC market penetration within our targeted markets in the Northeast geographic corridor.

While operating expenses grew faster than revenue during 2011, we did not incur debt to finance our business operations. Cash distributions from the O-P enabled us to increase our common stock dividend by 8%, service our debt and fund our capital cash expenditures (excluding our business acquisition).

Reorganization of Operations – We have a reorganization petition pending in New York and another pending in New Jersey that would allow us to operate as a holding company, and a new wholly-owned subsidiary would conduct our regulated telephone operation. As a result of the proposed reorganization, we anticipate being able to function with the same flexibility for deploying capital as other diversified telecommunications companies.

We are currently both an operating telephone company and the parent company for our wholly-owned subsidiaries. Our operating telephone company is subject to extensive utility regulations in both New York and New Jersey. These regulations require us, among other things, to seek prior approval before we issue common stock and long-term debt. In addition, utility regulators in New York must approve the use of the proceeds from any of our stock or long-term debt issuances. We also own the minority interest in the Orange-Poughkeepsie Partnership.

The proposed reorganization would allow us to function strictly as a holding company. As a holding company, we will be able to issue stock and long-term debt, and utilize the proceeds in any manner we see fit, all without the need for prior approval from state utility regulators. In addition, we would perform accounting, legal, human resource, and other administrative functions, which would be cross charged to our operating subsidiaries.

A new wholly-owned subsidiary will be created to conduct our telephone operations. This new subsidiary would have all of the operating assets needed to function as a telephone company and, as a result, it would be the only entity within the purview of New York and New Jersey utility regulation. We anticipate that the reorganization will occur during the second quarter of 2012.

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

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

Our interest in the O-P is accounted for under the equity method of accounting.

We recognize revenue when (i) persuasive evidence of an arrangement between us and the customer exists, (ii) the delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable, and (iv) collectability of the sales or service price is assured. Telephone and network access revenues are primarily derived from usage of our network and facilities. Telephone and network access revenues are recognized as the corresponding services are rendered to customers. Long distance revenue is recognized monthly as services are provided. Directory advertising revenue is recorded ratably over the life of the directory. Revenues from online services, which include broadband Internet, video, UC and VoIP are recorded when the services are rendered. Other service and sales revenue is recognized when services are provided or the sales transactions are completed. It is our policy to classify sales taxes collected from our customers as a reduction of revenue.

We record deferred taxes that arise from temporary differences between the financial statements and the tax basis of assets and liabilities. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws on the date of enactment. Our deferred taxes result principally from differences in the timing of depreciation, and in the accounting for pensions and other postretirement benefits. We have recorded a valuation allowance against our deferred tax assets which are not expected to be realized.

We review business conditions to determine the recoverability of the carrying value of our long-lived assets and goodwill, including equity investments and intangible assets, on a periodic basis in order to identify business conditions that may indicate a possible impairment. The assessment for potential impairment is based primarily on our ability to recover the carrying value of our long-lived assets from expected future undiscounted cash flows. If total expected future undiscounted cash flows are less than the carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected market value or future discounted cash flows) and the carrying value of the assets. We periodically perform evaluations of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. The cash flow projections include long-term forecasts of revenue growth, gross margins and capital expenditures. All of these items require significant judgment and assumptions. We believe our estimates are reasonable, based on information available at the time they were made. However, if the estimates of future cash flows had been different, we may have concluded that some of its long-lived assets were not recoverable, which would likely have caused us to record a material impairment charge. Also, if future cash flows are significantly lower than projections, we may determine at some future date that some of our long-lived assets are not recoverable. For the year ended December 31, 2010, we determined that our landline video assets consisting of head-end equipment, related network equipment and customer premise equipment were impaired. We recorded impairment in 2010 of $2,283 that represents 100% of the net carrying value of our landline video assets. This impairment loss resulted from customers who migrated to DIRECTV or a competitor, resulting in lost landline video revenue.

We record property, plant and equipment at cost. Construction costs, labor and applicable overhead related to installations and interest during construction are capitalized. Costs of maintenance and repairs of property, plant and equipment are charged to operating expense. The estimated useful life of support equipment (vehicles, computers, etc.) ranges from 3 to 19 years. The estimated useful life of Internet equipment ranges from 2 to 5 years. The estimated useful life of communication and network equipment ranges from 10 to 15 years. The estimated useful life of buildings and other equipment ranges from 14 to 50 years. Depreciation expense is computed using the straight line method.

We issued common stock with redemption features that are not solely within our control and is classified outside of permanent equity (often referred to as classification in “temporary equity”). We also included a price protection under a Lock-Up and Put Agreement concurrent with issuing the common stock. We may be obligated to issue additional shares based upon the market value of such shares issued. The price protection creates an obligation we may be required to settle with a variable number of shares, the amount of which varies inversely to changes in fair value of our stock. We have determined that the carrying value of the derivative liabilities approximates fair value based on the intrinsic value method and binomial models.

In connection with the issuance of 272,479 shares of our common stock to the members of Alteva, LLC, the members of Alteva, LLC entered into a Lock-Up and Put Agreement with us effective October 21, 2011. Under the Lock-Up and Put Agreement, each member of Alteva, LLC may transfer to any of the permitted transferees up to 50% of their shares between October 21, 2012 and December 14, 2012. The members of Alteva, LLC may sell their remaining shares without restriction beginning on December 15, 2012. In addition, the Lock-Up and Put Agreement gives each member of Alteva, LLC the option to sell their shares to us within a certain prescribed time period at a predetermined price (the “Alteva Put”). The Alteva, LLC members may exercise their Alteva Put with respect to half of their shares within a 60-day period commencing on October 21, 2012 and the other half within a 60-day period commencing on December 15, 2012. The purchase price of the Alteva Put will be the greater of (i) the closing price of our common stock on the date of exercise of the Alteva Put or (ii) $11.74. The Lock-Up and Put Agreement also includes a purchase price protection for the Alteva, LLC selling shareholders. The purchase price protection provides that if the price of our common stock for the 30 trading days immediately prior to October 21, 2012 or December 15, 2012 (but excluding the three trading days prior to and after the record date for any cash dividend declared by us) (the “Release Date Price”) is less than $11.74, then we will issue to the Alteva, LLC members the aggregate number of shares our common stock equal to the difference between $1,600 and the market value of 50% of the aggregate shares on October 21, 2012 or December 15, 2012, or 100% of the aggregate shares if the Release Date Price is less than $11.74 on both dates. The Alteva Put and purchase price protection provisions are considered derivative instruments. We measure these derivatives at fair value and recognize the price protection derivative value as a current liability and recorded the Alteva Put option derivative value with the puttable common stock on our consolidated balance sheet. The derivatives are valued primarily using models based on readily observable market parameters for all substantial terms of these derivatives and thus are classified as Level 3. Changes in the fair values of the derivatives are recognized in earnings in the current period.

New Accounting Pronouncements

In May 2011, an accounting standards update regarding fair value measurement was issued. This update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This update becomes effective for annual periods beginning after December 15, 2011. We do not believe this will have a material impact on our consolidated financial statements.

In June 2011, an accounting standards update regarding the presentation of comprehensive income was issued. This update was issued to increase the prominence of items reported in other comprehensive income and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not believe this will have a material impact on our consolidated financial statements.

In September 2011, an accounting standards update regarding the testing of goodwill for impairment was issued. This update allows a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether it is necessary to perform the two-step goodwill impairment test. This update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and earlier adoption is permitted. We do not believe this will have a material impact on our disclosures or consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS — 2011 compared to 2010 and 2010 compared to 2009
($ in thousands)

A discussion of the factors that affected our overall financial results for the past two years is presented below. We also discuss our expected revenue and expense trends in “Operating Environment and Business Trends” below.

OPERATING RevenueS

Operating revenues increased $1,510 (or 6%) to $25,936 in 2011 from $24,426 in 2010. This increase was due primarily to:

•	An increase in VoIP revenue of $3,111 due to the additional revenue from the acquisition of the assets and the assumption of certain liabilities of Alteva, LLC.

•	An increase in wholesale carrier services of $607 or 49% due to increases in usage by existing and new wholesale carrier customers.

•	An increase in local network service revenue of $241 or 9% associated with rate increases in July 2011 for New Jersey customers and November 2010 for New York customers offset by access line loss attributable to competitive landline telephone service and wireless substitution.

Partially offset by:

•	A decrease in network access revenue of $1,200 or 14% due mainly to lower USF revenues of $1,090, lower end user regulatory revenues of $152 attributable to the loss of access lines, and lower billing to carriers of $341, offset in part by increased revenues of $382 associated with additional sales of special circuits.

•	A decrease in DIRECTV revenue of $77 due to the termination of the National Rural Telecommunications Cooperative (“NRTC”) contract as of August, 15, 2011. We no longer bill and collect for the monthly recurring revenue for NRTC. We now only receive a commission on DIRECTV sales and reimbursement for installation costs.

•	A decrease in high-speed broadband revenue of $277 due primarily to the loss in landline video subscribers whose service was bundled with our broadband services.

•	A decrease in landline video services of $520 due to customers switching to our DIRECTV services or to a competitor.

•	A decrease in long distance revenue of $184 or 9% due mainly to the effect of customers switching to our promotional prices, declining minutes of use, and access line loss attributable to competitive landline telephone service and wireless substitution.

•	A decrease in directory services of $148 or 14% due primarily to lower sales of yellow page advertising.

Operating revenues increased $504 (or 2%) to $24,426 in 2010 from $23,922 in 2009. This increase was due primarily to (a) an increase in data services revenue of $403 (or 6%) due mainly to the acquisition of the VoIP line of business of USA Datanet and the full year of revenues from that business, as well as increased DIRECTV revenue slightly offset by decreases in revenue for high-speed broadband and land line video services (losses in landline video services were due to customers switching to our DIRECTV services or to a competitor), (b) an increase in wholesale and conferencing services of $629 (or 81%) primarily from the assets which we acquired from USA Datanet and additional sales for wholesale services which were recorded for the full year, and (c) an increase in network access revenue of $624 (or 8%) due mainly to an increase in USF funding.

The increase in operating revenues discussed above was partially offset by (w) a decrease in other services and sales revenue of $542 (or 30%) due primarily to lower revenue associated with circuit revenue, leased equipment, inside wire and other ancillary services, (x) a decrease in long distance revenue of $259 (or 11%) due mainly to the effect of customers switching to our promotional prices and declining minutes of use, and as a result of access line loss attributable to competitive land line telephone service and wireless and VoIP substitutions, (y) a decrease in directory services of $178 (15%) due mainly to lower sales of yellow page advertising, and (z) a decrease in local network service revenue of $175 (or 6%) mainly as a result of access line loss attributable to competitive land line telephone service and wireless and VoIP substitutions.

OPERATING EXPENSES

Operating expenses increased $4,428 (or 13%) to $37,525 in 2011 from $33,097 in 2010. This increase was due primarily to:

•	Cost of services and products increased $2,723 or 23% primarily due to an increase of $3,387 attributable to:

o	an increase of $668 in the access expense associated with increased usage by various wholesale carrier customers,

o	increased costs of $1,252 resulting from the operations of Alteva since its acquisition in August,

o	higher installation costs of $501 resulting from the increase in hosted VoIP customers,

o	additional repairs of $66 to traditional phone service due to inclement weather during the first quarter of 2011, and

o	an increase of $900, which is the amount we have agreed to pay pursuant to a non-binding term sheet to resolve a dispute with another carrier.

Partially offset by:

o	a decrease in content costs for landline video of $400 due to the elimination of channel offerings,

o	a decrease of $104 due to lower directory production costs and sales commissions associated with the decrease in directory sales revenue, and

o	a decrease of $135 resulting from lower DIRECTV installation costs due to improved efficiencies.

•	Selling, general and administrative expenses increased $4,502 (or 34%) due mainly to:

o	An increase of $2,948 resulting from the acquisition costs and additional expenses from the acquisition of substantially all of the assets and the assumption of certain liabilities of Alteva, LLC,

o	accelerated compensation expenses associated with the severance agreement with our former Chief Financial Officer and other increases in compensation and benefits of $901,

o	higher director and professional fees of $520 resulting from non-ordinary course additional board meetings to consider and approve changes to the O-P Agreement and consider and approve the Alteva acquisition,

o	higher fees paid for USF of $147, and

o	higher bad debt expense of $102 due to a customer bankruptcy filing, that caused us to increase our reserve for bad debt.

These increases were offset by lower building expenses of $126.

•	Depreciation and amortization expense decreased $514 (or 9%) primarily associated with a decrease of $961 due to the impairment of video equipment in 2010 included in Online plant, the full depreciation of central office switches, computer equipment and leasehold improvements, partially offset by an increase of $447 associated with assets purchased from Alteva, LLC.

Operating expenses increased $4,846 (or 17%) to $33,097 in 2010 from $28,251 in 2009. This increase was due primarily to (a) an increase in cost of services and products of $1,234 (or 11%) due mainly to the increases attributable to access and trunk line costs and wages for additional workforce mainly associated with the full year of operations of USA Datanet of $1,243, (b) an increase associated with additional DIRECTV installations attributable to promotions run during the year of $277, offset by a decrease in content costs of our landline video product of $286. Selling, general and administrative expenses increased $1,017 (or 8%) due mainly to the addition of our Syracuse, New York office in which we operated our USA Datanet business for the full year and wages for additional USA Datanet related workforce, which resulted in an increase of sales and marketing expense of $682, rent expense of $229 and higher wages, benefits and compensation of $1,051. These increases were offset by lower professional fees of $586, taxes and regulatory fees of $241 and computer operating costs of $118. Depreciation and amortization expense increased $312 (or 6%) primarily associated with the depreciation of USA Datanet assets and an impairment loss of $2,283 related to the fixed assets from our landline video business.

OTHER INCOME (EXPENSE)

Other income, net decreased $5,089 or 40% to $7,783 in 2011 from $12,872 in 2010. This decrease is due mainly to:

•	A decrease in other income from equity method investment of $4,680, as a result of the transition of the O-P from a wholesale to a retail business pursuant to the 4G Agreement.

•	An increase in other expenses of $207, the result of the New York State sales tax audit for the time period of March 2008 through December 2010.

•	An increase in other expenses of $94, which is primarily associated with a loss on sales of short-term bonds we sold in connection with the Alteva transaction.

•	An increase in interest expense of $63, resulting from the additional debt we incurred in connection with the Alteva transaction.

Other income, net decreased $1,508 (or 10%) to $12,872 in 2010 from $14,380 in 2009. This decrease was due primarily to a decrease in other income (expense) of $1,508 is mainly due to the bargain purchase gain of $1,749 in 2009 associated with the purchase of certain assets of USA Datanet on April 24, 2009, and receipt of an insurance refund of $250 with respect to damages incurred in a December 2008 ice storm. Those amounts were offset by an increase in equity method investments of $108 from increased earnings in O-P and higher interest income of $80 from short term investments and a reduction of settlement expenses of $225.

In 2010, we determined that we would withdraw from our landline video business. Regulatory restrictions require our subsidiary, Hometown Online Inc., to continue service into 2012 at which time we plan to wind down our landline video business. We conducted a fair value estimation of the head end equipment and customer premise equipment given only two more years of service. The fair value was estimated to be zero for these assets. Accordingly, we recorded an impairment of our video assets of $2,283, which was equal to the entire carrying value of these assets at December 31, 2010.

SEGMENT RESULTS OVERVIEW

Our Telephone segment, which operates as a retail and wholesale seller of communications services, accounted for approximately 64% and 70% of our consolidated segment operating revenues in 2011 and 2010, respectively. This segment provides telecommunications services, including local networks, network access, long distance voice, customer premise equipment, PBX equipment, wireless and directory advertising services (yellow and white pages advertising and electronic publishing).

Our Online segment accounted for approximately 36% and 30% of our consolidated segment operating revenues in 2011 and 2010, respectively. This segment provides high speed (broadband Internet) and dial-up Internet access services, video, UC services and enterprise hosted VoIP.

In 2009, our Telephone segment accounted for approximately 70% and our Online segment accounted for 30% of our consolidated operating revenue.

For further segment information see Note 9 to the Consolidated Financial Statements contained in Item 8.

Telephone

Local network service revenue increased in 2011 associated with rate increases in July 2011 for New Jersey and November 2011 for New York, offset by 8% decline in access lines. Access line losses were mainly the result of customers switching to a competing cable provider’s bundle package and the continued loss of second access lines used for dial-up Internet connections by customers switching to broadband Internet outside of our service area and wireless substitution.

Network access service revenue includes end user, local switching support, switched access and special access revenue categories. These revenues decreased due to lower end user revenue, lower USF/NECA settlements and, lower billing for switched access, offset by additional sales associated with special access.

Long distance services revenue includes network services resulting from the transport of intraLATA (outside the local calling area) and interLATA (traditional long distance) calls and subscribers to our long distance plan. These revenues declined due to customers switching to our promotional prices and declining minutes of use as well as a result of access line loss attributable to competitive land line telephone services and customers switching to wireless and VoIP products and services.

Wholesale revenue increased in 2011 primarily from the increase in usage for wholesale customers and additional sales.

Conferencing revenue decreased due to less usage by conferencing customers.

Directory advertising revenue decreased 14% in 2011 as the sale of local and regional ad pages declined. We expect an industry trend of a slowdown in the growth in the demand for traditional directory ad pages to continue as more customers migrate to web-based advertising.

Other service and sales revenues includes services related to billing and collections provided to other carriers, inside wire revenue, circuit revenue and reciprocal compensation. These revenues decreased 2% in 2011, primarily due to lower revenue associated with leased equipment, cellular services and other ancillary services, offset by increased circuit revenue and sale of IP PBX.

Telephone operations expenses increased in 2011 mainly due to increases in access charges, public company compliance costs, legal and auditing fees.

Other income (expense) decreased in 2011 mainly due to lower earnings from the O-P as a result of the transition of the O-P from a wholesale to a retail business pursuant to the 4G Agreement.

Online

Online revenues increased in 2011 largely due to higher hosted VoIP revenues associated with the purchase of certain assets of Alteva, LLC as of August 2011 and from the growth from DIRECTV which is replacing our landline video services. This increase was partially offset by a decrease in high-speed broadband revenue due to the loss in landline video subscribers whose service was bundled with our broadband services.

Online expenses increased in 2011 mainly due to costs associated with the purchase of certain assets from Alteva, LLC.

Orange County-Poughkeepsie Limited Partnership

We currently own an 8.108% limited partnership interest in the Orange County-Poughkeepsie Limited Partnership (the “O-P”). Verizon Wireless of the East, L.P. (“Verizon”) is the general partner and currently has a 91.892% ownership interest in the O-P. The O-P provides cellular telephone service throughout the Orange County-Poughkeepsie Metropolitan Service Area. Our interest in the O-P represented 3% and 15% of our total assets as of December 31, 2011 and 2010, respectively, and the income from the O-P that we record as income from equity method investment represented 308%, 299% and 124% of our income before income taxes for the years ended December 31, 2011, 2010 and 2009, respectively. For more information on our O-P interest, see Note 12 to the Consolidated Financial Statements contained in Item 8.

On May 26, 2011, we entered into an agreement with Verizon, the general partner and a limited partner of the O-P, and Cellco Partnership, the other limited partner in the O-P, to make certain changes to the O-P partnership agreement which, among other things, specifies that the O-P will provide 4G cellular services (the “4G Agreement”) and that the O-P will be converted from a wholesale business to a retail business. The conversion of the O-P from a wholesale business to a retail business increased the cellular service costs and sales and marketing expenses incurred by the O-P, which caused a subsequent reduction in the O-P’s net income. Regardless of the O-P’s net income, pursuant to the 4G Agreement, we received an annual cash distribution of $13,600 in 2011 and we will receive annual cash distributions of $13,000 in 2012 and 2013 from the O-P. These guaranteed payments must be first recorded as a return of capital and as such cannot be recorded on our income statement until all of our capital is returned and our O-P partnership capital account is at zero. Although our share of the O-P net income recorded in our income statement decreased as a result of the way we record the guaranteed payments, the annual cash distributions we receive from the O-P will remain unchanged pursuant to the terms of the 4G Agreement. The 4G Agreement also gives us the right (the “Put”) to require one of the O-P’s limited partners to purchase all of our ownership interest in the O-P during April 2013 or April 2014 for an amount equal to the greater of (a) $50,000 or (b) the product of five times 0.081081 times the O-P’s EBITDA, as defined in the 4G Agreement, for the calendar year preceded by the Put.

We will continue to monitor the results of the O-P. Without the benefit of our guaranteed payments our O-P distributions would be considerably less. However, as the 4G and successor cellular technologies develop and customer usage increases, the O-P retail business model could improve. The Put Right grants us an ability to decide whether the improvement is significant enough for us to remain a limited partner.

Under equity method accounting, we currently report as income our proportionate share of the O-P income that is less than the guaranteed cash distributions that we receive from the O-P. The cash distributions we receive from the O-P that are in excess of our proportionate share of the O-P income are applied to our investment account. As a result of receiving the fixed cash distributions from the O-P in excess of our proportionate share of the O-P income, our investment account is expected to be reduced to zero within the first six months of 2012. Thereafter, once the investment account has been reduced to zero, we will record the fixed cash distributions that we receive from the O-P directly to our statement of operations as other income.

LIQUIDITY AND CAPITAL RESOURCES

We had $4,834 of cash and cash equivalents and short term investments available at December 31, 2011. This is a reduction of $8,701 from the same period last year. This reduction in cash and cash equivalents is a result of our purchase of substantially all of the assets and the assumption of certain liabilities of Alteva, LLC.

Our 2012 capital plan includes expenditures relating to the expansion of our broadband and UC products. We expect that we will have sufficient cash on hand to fund these activities.

As of December 31, 2011, we had a working capital deficit of $3,485 which was primarily due to short-term financing of $5,600 we incurred in connection with the Alteva transaction and contingent payments that we may be required to make to Alteva, LLC of $2,377. We believe this working capital deficiency is short-term in nature and we expect to satisfy these short-term obligations by using cash distributions received from the O-P and, if necessary, cash from refinancing our short-term debt. We believe that our guaranteed payments from the O-P in 2012 and 2013 will allow us to refinance our debt on favorable terms.

We have an unsecured term loan with CoBank ACB that had a principal balance of $1,139 at December 31, 2011 and matures in July 2012 (the “Maturity Date”). The unpaid principal balance accrues interest at an interest rate determined or selected by us. We may select a variable rate option, a long-term fixed rate option or a London Inter Bank Offered Rate (“LIBOR”) option. We selected the variable rate option, and the average interest rate on borrowings for the year ended December 31, 2011 was approximately 2.98%. Interest is paid quarterly each January, April, July and October. The outstanding principal is being repaid in 32 consecutive quarterly installments. Such payments commenced in October 2004, with the last such installment due on the Maturity Date. On the Maturity Date, the amount of the then unpaid principal plus accrued interest and fees is due in full.

On August 3, 2011, we entered into a supplement to our master loan agreement with CoBank, ACB. The supplement provides for a $5,000 revolving loan facility in the principal amount of $5,000 (the “CoBank Revolving Loan”). Also on August 3, 2011, we drew down the entire $5,000 principal amount of the CoBank Revolving Loan to fund a portion of the purchase price of the transaction with Alteva, LLC. The CoBank Revolving Loan becomes due and payable on August 2, 2012. Under the terms of the CoBank facility, we are required to comply with certain loan covenants, which include but are not limited to the achievement of certain financial ratios, as set forth in the agreement, as well as certain financial reporting requirements. As of December 31, 2011, we are in compliance with these loan covenants.

We have an unsecured $4,000 line of credit with Provident Bank. As of December 31, 2011, $600 was outstanding on the line of credit which becomes due and payable on July 28, 2012. Interest is at a variable rate and borrowings are on a demand basis without restrictions. At December 31, 2011, we are in compliance with all loan covenants under the line of credit.

Cash distributions from the O-P have a significant impact on our liquidity. Also, we have currently entered into a non-binding term sheet to resolve a dispute with another carrier. Management does not expect that the final executed agreement to be materially different than the non-binding term sheet.

CASH FROM OPERATING ACTIVITIES

Our source of funds continues to be primarily generated from cash distributions from the O-P which differs from the income from equity method investments reported in our statement of operations as described under the heading “O-P Income” above. For the year ended December 31, 2011, we recorded $7,898 of income from the O-P and $13,600 in cash distributions. For the year ended December 31, 2010, we recorded $12,578 of income from the O-P and $12,566 in cash distributions. Pursuant to the terms of the 4G Agreement, we are guaranteed cash distributions from the O-P of $13,000 for both 2012 and 2013.

CASH FROM INVESTING ACTIVITIES

Capital expenditures totaled $2,397 during the year ended December 31, 2011 compared to $1,373 for the corresponding period in 2010. This increase in capital expenditures was primarily attributable to the construction of additional outside plant facilities and central office switching equipment. Intangible asset expenditures totaled $484 during the year ended December 31, 2011 compared to $63 for the corresponding period of 2010. This increase was primarily attributable to an increase in the VoIP license fees caused by increased VoIP revenues. Short-term investments at December 31, 2011 totaled $259, which consists of a certificate of deposit with Provident Bank. In 2011 we sold all of our short-term corporate and municipal bonds in the amount of $2,408 to fund a portion of the purchase price for the Alteva, LLC assets. On August 5, 2011, we purchased substantially all of the assets and assumed certain of the liabilities of Alteva, LLC and we used $10,250 in cash towards the total acquisition price.

CASH FROM FINANCING ACTIVITIES

Dividends, declared by our board of directors, were $1.04 per share for the year ended December 31, 2011 compared to $0.96 in 2010 and $0.88 in 2009. The total amount of dividends paid on our common stock for the year ended December 31, 2011 was $5,769, compared to $5,200 in 2010 and $4,736 in 2009.

Inflation is a factor in our economy and we seek ways to mitigate its impact. To the extent permitted by competition or regulation, we attempt to pass increased costs on to our customers by increasing sales prices over time.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2011, we did not have any material off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

A summary of our material contractual obligations and commitments as of December 31, 2011 is presented below:

	Payments Due by Period
	Less			More
	than	1 - 3	3 - 5	than
	1 Year	Years	Years	5 Years	Total
	($ in thousands)
Short-term debt, including current maturities (a)	$1,139	$-	$-	$-	$1,139
Notes payable (b)	5,600	-	-	-	5,600
Interest expense (b)	114	-	-	-	114
Operating leases (c)	261	173	2	-	436
Trunk line agreements (d)	312	-	-	-	312
Amounts due in connection with business acquisition (e)	2,377	472	-	-	2,849
Other long-term obligations (f)	622	-	-	-	622
Total Contractual obligations and commitments	$10,425	$645	$2	$-	$11,072

(a)	Pursuant to the loan agreement, principal payments relating to long-term debt commenced on October 2004 and will continue for 32 consecutive quarters from that date until repaid in full in July 2012.

(b)	Short-term debt is at a variable rate. Interest payments are calculated based upon a current interest rates between 2.5% - 4.0%. These rates are subject to fluctuation in the future.

(c)	We lease tower space for transmission of content for our Video product. In addition, we also lease office and parking space, and vehicles.

(d)	Represents contractual commitments, with a specified contract life, to purchase access to trunk lines from other carriers for the transmission of voice, data and video.

(e)	Pursuant to the Asset Purchase Agreement, we may be required to pay an earnout, holdback and working capital adjustment.

(f)	We are required to make minimum contributions to our pension and postretirement plans. These amounts are not estimable for years after 2011.

OPERATING ENVIRONMENT AND BUSINESS TRENDS

2012 Revenue Trends

In 2012, it is anticipated that we will continue to face the challenges endemic to the telecommunications industry, namely continued declines associated with our traditional service offerings and a reduction in USF revenue as a result of the FCC order dated November 28, 2011. As of June 30, 2012, we will no longer offer our landline video service because we have determined to discontinue offering such services after the expiration of relevant franchise, on that date. These declines are currently expected to be offset by increases in UC and broadband services. As a result of our Alteva acquisition on August 5, 2011, our revenue in 2012 is expected to increase due to a full year of revenue from this acquisition.

2012 Expense Trends

Expense trends are substantially driven by personnel and network costs. Significant investments in our network infrastructure are expected to continue to increase operating efficiencies and provide the technology necessary to meet market demand and respond to competition. Competition is also expected to increase the cost of advertising and promotions. As we expand our CLEC and UC operations, costs of goods sold and customer acquisition costs are expected to increase.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not subject to any material market risk. Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $100, assuming our average borrowing level remains constant, which would not materially affect our business and results of operations. An increase in the assumed health care cost trend rate by 1.0% would increase the accumulated postretirement benefit obligation as of December 31, 2011 by approximately $644 and the aggregate of the service and interest cost components of postretirement expense for the year then ended by approximately $27. A 1.0% decrease in the health care cost trend rate would decrease these components by $540 and $23, respectively.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,

Warwick Valley Telephone Company:

We have audited the accompanying consolidated balance sheets of Warwick Valley Telephone Company and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2011. We have also audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal controls over financial reporting based on our audits. We did not audit the financial statements of the Orange County-Poughkeepsie Limited Partnership (the “O-P Partnership”), an investment that was reflected in the consolidated financial statements using the equity method of accounting. The investment in the O-P Partnership represented 3% and 15% of total assets as of December 31, 2011 and 2010, respectively, and 308%, 299% and 124% of income (loss) before income taxes for the years ended December 31, 2011, 2010 and 2009, respectively. The financial statements of the O-P Partnership were audited by other auditors whose report thereon has been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for the O-P Partnership, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warwick Valley Telephone Company and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Warwick Valley Telephone Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in “Management’s Report on Internal Control over Financial Reporting”, Management has excluded Warwick Valley Networks, Inc. from its assessment of internal controls over financial reporting as of December 31, 2011 because substantially all of the assets were acquired in a business combination during 2011. We have also excluded Warwick Valley Networks, Inc. from our audit of internal controls over financial reporting. Warwick Valley Networks, Inc. is a wholly-owned subsidiary whose total assets and total revenues represents approximately $19,449,000 or 34% and $3,111,000 or 12%, respectively of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/WithumSmith+Brown, PC

Princeton, New Jersey

March 15, 2012

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010	2009
	($ in thousands except share
	and per share amounts)

Operating revenues	$25,936	$24,426	$23,922

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization expense)	14,701	11,978	10,744
Selling, general and administrative expenses	17,558	13,056	12,039
Depreciation and amortization	5,266	5,780	5,468
Loss on impairment of fixed assets	-	2,283	-
Total operating expenses	37,525	33,097	28,251
Operating loss	(11,589)	(8,671)	(4,329)

Other income (expense):
Interest income (expense), net of capitalized interest	(64)	33	(36)
Income from equity method investment	7,898	12,578	12,470
Bargain purchase gain on acquisition	-	-	1,749
Other income (expense), net	(51)	261	197
Total other income, net	7,783	12,872	14,380
Income (loss) before income taxes	(3,806)	4,201	10,051

Income taxes (benefit)	(885)	1,349	3,236
Net income (loss)	(2,921)	2,852	6,815
Preferred dividends	25	25	25
Net income (loss) applicable to common stock	$(2,946)	$2,827	$6,790

Basic earnings (loss) per common share	$(0.54)	$0.53	$1.27
Basic earnings (loss) per puttable common share	$(0.54)	$-	$-

Diluted earnings (loss) per common share	$(0.54)	$0.52	$1.26
Diluted earnings (loss) per puttable common share	$(0.54)	$-	$-

Weighted average shares of common stock used to calculate earnings (loss) per share
Basic (common)	5,413,144	5,363,543	5,353,763
Basic (puttable common)	186	-	-
Diluted (common)	5,413,144	5,407,994	5,384,506
Diluted (puttable common)	186	-	-

Dividends declared per common share	$1.04	$0.96	$0.88

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLDIDATED BALANCE SHEET

	December 31,
	2011	2010
	($ in thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,575	$10,899
Short term investments	259	2,636
Accounts receivable - net of allowance for uncollectibles - $759 and $350 in 2011 and 2010, respectively	2,717	2,451
Other accounts receivable	174	94
Materials and supplies	832	986
Prepaid expenses	731	538
Prepaid income taxes	2,715	-
Deferred income taxes	405	-
Total current assets	12,408	17,604
Property, plant and equipment, net	25,425	27,258
Unamortized debt issuance costs	45	21
Intangibles, net	8,605	217
Investments	1,979	7,681
Goodwill	9,121	-
Other assets	333	294
Total assets	$57,916	$53,075
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term borrowings	$5,600	$-
Current maturities of long-term debt	1,139	1,519
Accounts payable	1,715	1,174
Amounts due in connection with business acquisition	2,377	-
Derivative liability in connection with business acquisition	131	-
Advance billing and payments	390	397
Customer deposits	51	56
Deferred income taxes	-	38
Accrued taxes	521	1,041
Pension and post retirement benefit obligations	622	529
Other accrued expenses	3,347	2,262
Total current liabilities	15,893	7,016
Long-term debt, net of current maturities	-	1,139
Amounts due in connection with business acquisition	472	-
Deferred income taxes	1,358	1,941
Pension and postretirement benefit obligations	9,915	6,554
Total liabilities	27,638	16,650

Commitments and contingencies

Puttable common stock, $.01 par value, 272,479 and 0 shares issued and outstanding at at December 31, 2011 and 2010, respectively	4,125	-

Shareholders' equity
Preferred Shares - $100 par value; authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000	500	500
Common stock - $0.01 par value; authorized shares of 10,000,000; issued 6,490,318 and 6,054,741 shares at December 31, 2011 and 2010, respectively	62	60
Treasury stock - at cost, 735,391 and 635,189 common shares at December 31, 2011 and 2010, respectively	(6,262)	(4,770)
Additional paid in capital	6,191	4,063
Accumulated other comprehensive loss	(4,979)	(2,784)
Retained earnings	30,641	39,356
Total shareholders' equity	26,153	36,425
Total liabilities and shareholders' equity	$57,916	$53,075

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	($ in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,921)	$2,852	$6,815
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,266	5,780	5,468
Allowance for uncollectibles	409	(5)	107
Stock based compensation expense	960	341	128
Deferred income taxes	214	(1,859)	1,084
Impairment loss on video assets	-	2,283	-
Income from equity investment, net of distributions	5,702	(12)	99
Change in fair value of derivative liability	15	-	-
Bargain purchase gain	-	-	(1,749)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	113	213	(283)
Other accounts receivable	(80)	66	68
Materials and supplies	154	2	268
Prepaid income taxes	(2,715)	674	(498)
Prepaid expenses	(123)	(91)	147
Other assets	(103)	(45)	(19)
Accounts payable	379	141	258
Customers' deposits	(72)	(46)	2
Advance billing and payment	(7)	64	108
Accrued taxes	(520)	792	131
Pension and post retirement benefit obligations	(14)	127	(625)
Other accrued expenses	924	896	(171)
Net cash provided by operating activities	7,582	12,173	11,338
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,397)	(1,373)	(1,693)
Purchase of intangible assets	(484)	(63)	(16)
Sales of short-term investments	2,408	1,002	-
Purchase of short-term investments	-	(3,432)	(254)
Business acquisition, net of cash acquired	(10,250)	-	(1,487)
Net cash used in investing activities	(10,723)	(3,866)	(3,450)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	9,000	-	-
Repayment of long term debt and short-term borrowings	(4,919)	(1,519)	(1,518)
Repayments of amount due in connection with business acquisition	(478)	-	-
Repayment of capital leases	(671)	-	-
Dividends (Common and Preferred)	(5,794)	(5,225)	(4,761)
Exercise of stock options	-	50	-
Purchase of treasury stock	(321)	-	-
Net cash used in financing activities	(3,183)	(6,694)	(6,279)
Net increase (decrease) in cash and cash equivalents	(6,324)	1,613	1,609
Cash and cash equivalents at beginning of year	10,899	9,286	7,677
Cash and cash equivalents at end of year	$4,575	$10,899	$9,286
Supplemental disclosure of cash flow information:
Interest paid	$64	$110	$184
Income taxes paid	$2,325	$2,025	$2,805

Supplemental disclosure of non-cash investing and financing activities:
Non-cash consideration used in business acquisition	$7,568	$-	$-
Treasury stock acquired in connection with cashless exercise of stock options	$1,171	$-	$-

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

									Accumulated
	Treasury	Treasury	Preferred	Preferred	Common	Common	Additional		Other
	Stock	Stock	Stock	Stock	Stock	Stock	Paid in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
Balance, December 31, 2008	633,683	$(4,748)	5,000	$500	6,004,463	$60	$3,522	$39,675	$(4,291)	$34,718

Net income for the year								6,815		6,815

Change in Pension and Postretirement Benefit plans, net									1,005	1,005

Total Comprehensive Income										7,820

Stock options and restricted stock issued to employees as compensation							128			128

Restricted stock issued to employees					8,958

Dividends:

Common ($.88 per share)								(4,736)		(4,736)

Preferred ($5.00 per share)								(25)		(25)

Balance, December 31, 2009	633,683	(4,748)	5,000	500	6,013,421	60	3,650	41,729	(3,286)	37,905
Net income for the year								2,852		2,852

Change in Pension and Postretirement Benefit plans and unrealized losses on short-term investments, net									502	502
Total Comprehensive Income										3,354

Stock options and restricted stock issued to employees as compensation							341			341

Restricted stock issued to employees					34,654
Treasury stock purchased	1,506	(22)								(22)
Stock options exercised					6,666		72			72
Dividends:
Common ($.96 per share)								(5,200)		(5,200)
Preferred ($5.00 per share)								(25)		(25)

Balance, December 31, 2010	635,189	(4,770)	5,000	500	6,054,741	60	4,063	39,356	(2,784)	36,425
Net loss for the year								(2,921)		(2,921)

Change in Pension and Postretirement Benefit plans and unrealized losses on short-term investments, net									(2,195)	(2,195)
Total Comprehensive loss										(5,116)

Stock options and restricted stock issued to employees as compensation							960			960

Restricted stock issued to employees					59,779	1				1

Tax benefit for the exercise of stock options							31			31
Treasury stock purchased	100,202	(1,492)								(1,492)
Stock options exercised					103,319	1	1,137			1,138
Dividends:
Common ($1.04 per share)								(5,769)		(5,769)
Preferred ($5.00 per share)								(25)		(25)

Balance, December 31, 2011	735,391	$(6,262)	5,000	$500	6,217,839	$62	$6,191	$30,641	$(4,979)	$26,153

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Warwick Valley Telephone Company (the “Company”) is a cloud-based communications company that provides Unified Communications (“UC”) solutions and enterprise hosted Voice over Internet Protocol (“VoIP”) and operates as a regional Incumbent Local Exchange Carrier (“ILEC”) operating in southern Orange County, New York and northern New Jersey. The Company’s ILEC operations consist of providing historic local and toll telephone service to residential and business customers, Internet high speed broadband service, satellite video service and DIRECTV. Through its wholly-owned subsidiaries, the Company delivers cloud-based Unified Communications solutions including Voice over Internet Protocol (“VoIP”), hosted Microsoft Communication Services, fixed mobile convergence and advanced voice applications for a broad customer base including enterprise customers, small and medium-sized businesses and other business customers.

Basis of Presentation

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements

The Company’s interest in the Orange County-Poughkeepsie Limited Partnership (“O-P”) is accounted for under the equity method of accounting (Note 12).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Significant estimates include, but are not limited to, depreciation expense, allowance for doubtful accounts, long-lived assets, derivative liabilities, pension and postretirement expenses and income taxes. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) the delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and, (iv) collectability of the sales or service price is assured. Telephone and network access revenues are primarily derived from usage of the Company’s network and facilities. Telephone and network access revenues are recognized as the corresponding services are rendered to customers. Long distance revenue is recognized monthly as services are provided. Directory advertising revenue is recorded ratably over the life of the directory. Revenues from online services, which include broadband Internet, video, UC and VoIP are recorded when the services are rendered. Other service and sales revenue is recognized when services are provided or the sales transactions are completed. It is the Company’s policy to classify sales taxes collected from its customers as a reduction of revenue. The Company recognizes federal Universal Service Fund (“USF”) revenue monthly when the payment is received from the National Exchange Carrier Association, Inc. (“NECA”).

Accounting for Asset Retirement and Environmental Obligations

Accounting for Asset Retirement and Environmental Obligations (“ASC Topic 410”) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard applies to legal obligations associated with the retirement of long-lived assets that results from the acquisition, construction, development, or normal use for the assets. ASC Topic 410 requires that a liability for an asset retirement obligation be recognized when incurred and reasonably estimable, recorded at fair value, and classified as a liability in the balance sheet. When the liability is initially recorded, the entity capitalizes the cost and increases the carrying value of the related long-lived asset. The liability is then accreted to its present value each period and the capitalized cost is depreciated over the estimated useful life of the related asset. At the settlement date, the Company will settle the obligation for its recorded amount and recognize a gain or loss upon settlement. The Company has concluded that it does not have an asset retirement and environmental obligation as defined by ASC Topic 410 at December 31, 2011 and 2010.

Allowance for Uncollectible Accounts

The Company maintains an allowance for uncollectible accounts for estimated losses resulting from the inability of customers to make payments. Such an allowance is based upon historical trends of accounts receivable write offs, net of subsequent cash recoveries of previously written-off balances. Uncollectible accounts are charged against the allowance for doubtful accounts and subsequent cash recoveries of previously written-off bad debts are credited to the account.

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $1,060, $471 and $235 for 2011, 2010 and 2009, respectively.

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

Property, Plant and Equipment

The Company records property, plant and equipment at cost or fair market value for our acquired properties. Construction costs, labor and applicable overhead costs related to installations, and interest during construction are capitalized. Costs of maintenance and repairs of property, plant and equipment are charged to operating expense. The estimated useful life of support equipment (vehicles, computers, etc.) ranges from 3 to 19 years. The estimated useful lives of communication and network equipment range from 10 to 15 years. The estimated useful lives of Internet equipment range from 3 to 5 years. The estimated useful lives of buildings and other support equipment range from 14 to 50 years. Depreciation expense is computed using the straight line method.

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

Fair Value of Financial Instruments

As of December 31, 2011 and 2010, the Company’s financial instruments consisted of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, short-term debt and derivative liability. The Company believes that the carrying values of cash, cash equivalents, short-term investments, accounts receivable and accounts payable at December 31, 2011 and 2010 approximated fair value due to their short term maturity. Based on the borrowing rates currently available to the Company for loans of similar terms, the Company has determined that the carrying value of its short-term debt (including current maturities) approximates fair value. The Company has determined that the fair value of the derivative liabilities based on binomial models.

Derivative Instrument

In connection with the issuance of 272,479 shares of the Company’s common stock to the members of Alteva, LLC, the members of Alteva, LLC entered into a Lock-Up and Put Agreement with the Company effective October 21, 2011. Under the Lock-Up and Put Agreement, each member of Alteva, LLC may transfer to any of the permitted transferees up to 50% of their shares between October 21, 2012 and December 14, 2012. The members of Alteva, LLC may sell their remaining shares without restriction beginning on December 15, 2012. In addition, the Lock-Up and Put Agreement gives each member of Alteva, LLC the option to sell their shares to the Company within a certain prescribed time period at a predetermined price (the “Alteva Put”). The Alteva, LLC members may exercise their Alteva Put with respect to half of their shares within a 60-day period commencing on October 21, 2012 and the other half within a 60-day period commencing on December 15, 2012. The purchase price of the Alteva Put will be the greater of (i) the closing price of the Company’s common stock on the date of exercise of the Alteva Put or (ii) $11.74. The Lock-Up and Put Agreement also includes a purchase price protection for the Alteva, LLC selling shareholders. The purchase price protection provides that if the price of the Company’s common stock for the 30 trading days immediately prior to October 21, 2012 or December 15, 2012 (but excluding the three trading days prior to and after the record date for any cash dividend declared by the Company) (the “Release Date Price”) is less than $11.74, then the Company will issue to the Alteva, LLC members the aggregate number of shares of the Company’s common stock equal to the difference between $1,600 and the market value of 50% of the aggregate shares on October 21, 2012 or December 15, 2012, or 100% of the aggregate shares if the Release Date Price is less than $11.74 on both dates. The Alteva Put and purchase price protection provisions are considered a derivative instrument. The Company measures the derivative at fair value and recognizes the price protection derivative value as a current liability and recorded the Alteva Put option derivative value with the puttable common stock liability as the two financial instruments are not required to be accounted for separately under US GAAP. The price protection derivative instrument is valued primarily using models based on readily observable market parameters for all substantial terms of these derivatives and thus are classified as Level 3. Changes in the fair values of the derivative are recognized in earnings in the current period.

Intangible Assets

Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 3 to 15 years. Intangible assets are considered impaired if the fair value of the intangible asset is less than its net book value.

Impairment testing for goodwill is performed annually in the fourth fiscal quarter or more frequently if indications of potential impairment exist. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. We have determined that our operating segments are the applicable reporting units because they are the lowest level at which discrete, reliable financial and cash flow information is regularly reviewed by our chief operating decision maker. Step one compares the fair value of the reporting unit (calculated using a market approach and/or a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment is recognized.

Impairment of Long-Lived Assets

The Company reviews business conditions to determine the recoverability of the carrying value of its long-lived assets and goodwill related to equity investments on a periodic basis in order to identify business conditions that may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If total expected future undiscounted cash flows are less than the carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected market value or future discounted cash flows) and the carrying value of the assets. The Company periodically performs evaluations of the recoverability of the carrying value of its long-lived assets using gross undiscounted cash flow projections. The cash flow projections include long-term forecasts of revenue growth, gross margins and capital expenditures. All of these items require significant judgment and assumptions. The Company believes its estimates are reasonable, based on information available at the time they were made (see Note 11). However, if the estimates of future cash flows are different, the Company may conclude that some of its long-lived assets were not recoverable, which would likely cause the Company to record a material impairment charge. Also, if future cash flows are significantly lower than projections, the Company may determine at some future date that all or a portion of its long-lived assets are not recoverable.

Pension and Postretirement Obligations

The Company follows ASC Topic 715, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This guidance requires the recognition of the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in its balance sheet. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. The Company is also required to recognize as a component of accumulated other comprehensive loss changes to the balances of the unrecognized prior service cost and the unrecognized actuarial loss, net of income taxes that arise during the period. The Company is also required to measure defined benefit plan assets and obligations as of the date of the Company’s year-end. ASC 715 requires additional disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) on the Consolidated Statements of Shareholders’ Equity and accumulated other comprehensive loss on the Consolidated Balance Sheets. Additional information regarding comprehensive income (loss) is contained in Note 8.

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

Stock-Based Compensation

The Company has adopted the fair value recognition provisions of ASC Topic 718 Stock Compensation Share Based Payments, which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The Company provides compensation benefits by issuing restricted stock and stock options. The Company recorded $960, $341 and $128 in 2011, 2010 and 2009, respectively, as stock based compensation.

Reclassifications

Certain items in the 2010 property, plant and equipment footnote (see Note 11) have been reclassified in order to conform to the 2011 presentation.

NOTE 2: BUSINESS ACQUISITION

On August 5, 2011, Warwick Valley Networks, Inc. (“WVN”), which has since changed its name to Alteva Inc., a wholly-owned subsidiary of the Company, purchased substantially all of the assets and assumed certain of the liabilities (including certain of its contracts, debt owed under specified capital leases and certain accounts payable) of Alteva, LLC, a cloud-based Unified Communications solutions provider and enterprise hosted VoIP provider, in exchange for cash and stock valued at $17,818 pursuant to the terms of the asset purchase agreement between the Company and Alteva, LLC (the “Alteva Agreement”). The issuance of the Company’s common stock contemplated under the Alteva Agreement was subject to regulatory approval by the New York State Public Service Commission (“NYPSC”) and the New Jersey Board of Public Utilities (“NJBPU”), both of which approved the transaction in October 2011. The assets acquired included Alteva, LLC’s VoIP line of business, which provides communication services for commercial customers and unified communication lines of business. This acquisition extends the Company’s VoIP services to New Jersey, Pennsylvania and various other states and continues the Company’s corporate strategy to expand its business beyond its regulated franchise area.

The results of Alteva, LLC’s operations have been included in the Company’s consolidated financial statements since August 5, 2011.

The Company utilized cash, issued stock and incurred certain liabilities to acquire certain assets and assumed certain liabilities of Alteva, LLC as follows:

Cash (1)	$10,250
Issued puttable common stock (2)	4,125
Contingent consideration payable (3)	1,929
Hold-back payable (4)	750
Working capital adjustment payable (5)	648
Price protection (6)	116
Total consideration	$17,818

1)	$5,000 of this amount was borrowed from CoBank, ACB (see Note 13).

2)	The Company issued 272,479 shares of the Company’s common stock with an embedded put option. The members of Alteva, LLC have the option to put the 272,479 shares back to the Company on October 21, 2012 and December 15, 2012.

3)	Up to a total of $2,000 in cash is payable to Alteva, LLC on August 5, 2012 and 2013 (or prior to January 1, 2013 depending on certain tax law changes), if certain performance-based conditions are satisfied. The contingent consideration was adjusted to reflect its fair value on August 5, 2011.

4)	This hold-back amount, withheld at closing, is payable to Alteva, LLC on August 5, 2012, less any amounts offset against such amount pursuant to the terms of the Alteva Agreement.

5)	Working capital adjustment is payable to Alteva, LLC pursuant to the terms of the Alteva Agreement. As of December 31, 2011, the Company had repaid $478 to Alteva, LLC leaving a balance due of $170.

6)	The purchase price protection provides that if the price of the Company’s common stock for the 30 trading days immediately prior to October 21, 2012 or December 15, 2012 (but excluding the three trading days prior to and after the record date for any cash dividend declared by the Company) (the “Release Date Price”) is less than $11.74, then the Company will issue to the Alteva, LLC members the aggregate number of shares of the Company’s common stock equal to the difference between $1,600 and the market value of 50% of the aggregate Alteva Shares on October 21, 2012 or December 15, 2012, or 100% of the aggregate Alteva Shares if the Release Date Price is less than $11.74 on both dates. The Company recorded the valuation of the price protection derivative liability using a binomial method based on significant inputs not observed in the market and thus will represent a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

The total purchase price has been allocated as follows:

Accounts receivable, net	$788
Prepaid expenses	70
Property, plant and equipment	530
Seat licenses	570
Trade name	2,400
Customer relationships	5,400
Goodwill	9,121
Total assets acquired	18,879

Accounts payable	(162)
Accrued expenses	(132)
Customer deposits	(67)
Capital leases payable	(671)
Deferred revenue	(29)
Total liabilities assumed	(1,061)

Total transaction value	$17,818

The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on the acquisition date. The excess of the purchase consideration over the fair value of the net assets acquired has been allocated to goodwill. The Company engaged a third-party valuation group to assist them in the valuation of the assets acquired, liabilities assumed and the Lock-Up and Put Agreement.

The Company entered into a Lock-Up and Put Agreement, effective October 21, 2011, with the members of Alteva, LLC pursuant to which each of the members agreed to certain restrictions on their ability to sell shares of the Company’s common stock issued in connection with the Alteva Agreement (the “Alteva Shares”). Under the Lock-Up and Put Agreement, each member of Alteva, LLC may transfer to any of the permitted transferees up to 50% of their Alteva Shares between October 21, 2012 and December 14, 2012. The members of Alteva, LLC may sell their remaining Alteva Shares without restriction beginning on December 15, 2012. In addition, the Lock-Up and Put Agreement gives each member of Alteva, LLC the option to sell their Alteva Shares to the Company within a certain prescribed time period at a predetermined price (the “Alteva Put”). The Alteva, LLC members may exercise the Alteva Put with respect to half of their Alteva Shares within a 60-day period commencing on October 21, 2012 and the other half within a 60-day period commencing on December 15, 2012. The purchase price of the Alteva Put will be the greater of (i) the closing price of the Company’s common stock on the date of exercise of the Alteva Put or (ii) $11.74. The Lock-Up and Put Agreement also includes a purchase price protection for the Alteva, LLC selling shareholders. The purchase price protection provides that if the price of the Company’s common stock for the 30 trading days immediately prior to October 21, 2012 or December 15, 2012 (but excluding the three trading days prior to and after the record date for any cash dividend declared by the Company) (the “Release Date Price”) is less than $11.74, then the Company will issue to the Alteva, LLC members the aggregate number of shares of the Company’s common stock equal to the difference between $1,600 and the market value of 50% of the aggregate Alteva Shares on October 21, 2012 or December 15, 2012, or 100% of the aggregate Alteva Shares if the Release Date Price is less than $11.74 on both dates.

The customer relationships intangible asset has a weighted-average useful life of eight years and the trade name intangible asset has an estimated useful life of 15 years. In addition, the Company recorded goodwill in the amount of $9,121. For tax purposes goodwill will be amortized over 15 years.

The Company incurred $835 of acquisition-related costs as general and administrative expenses in the Consolidated Statements of Operations. The revenue from the Alteva business included in the Company’s statement of operations for the five months (since August 2011) ended December 31, 2011 was $3,111 and the net loss before income taxes was $712.

On April 24, 2009, Warwick Valley Mobile Telephone Company (“WVMT”), a wholly-owned subsidiary of the Company, purchased certain assets of USA Datanet under the terms of an Asset Purchase Agreement entered into in April 2009. The assets acquired included its VoIP line of business, which provides communication services for commercial customer’s conferencing and wholesale lines of business. This asset purchase extended the Company’s VoIP services to upstate New York and various other states, and expanded the scope of the Company’s product offerings to include conferencing and wholesale. This transaction was a step in the execution of the Company’s corporate strategy to expand the Company’s business beyond its regulated franchise area.

Under the terms of the Asset Purchase Agreement, the Company purchased certain assets from USA Datanet for $1,487 in cash. Additionally, included in selling, general and administrative expenses are $214 of expenses relating to the acquisition in 2009. The seller, USA Datanet, was in bankruptcy under Chapter 11, and its assets were sold under a court approved sale. The acquisition has been accounted as a business combination. The values of the acquired assets have been calculated by independent appraisers as of the acquisition date. These appraisals were completed in the fourth quarter of 2009.

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

The following unaudited pro forma condensed consolidated results of operations for the Company for December 31, 2011, 2010 and 2009, respectively, assume that the purchase of certain assets and the assumption of certain liabilities of Alteva, LLC and USA Datanet occurred on January 1, 2011, 2010 and 2009. They also assume that the asset purchase of USA Datanet occurred on January 1, 2009. The unaudited pro forma information presents the combined operating results of the acquired Alteva, LLC and USA Datanet businesses and the Company, with the results prior to the date of the acquisitions adjusted for amortization of intangibles and depreciation of fixed assets, based on the purchase price allocation, interest expense on borrowings and the elimination of acquisition related costs.

The unaudited pro forma results shown in the table below do not purport to be indicative of the results that would have been obtained had the Alteva, LLC Agreement and the USA Datanet Asset Purchase Agreement been entered into as of January 1, 2011, 2010 and 2009, nor does the unaudited pro forma data intend to be a projection of results that may be obtained in the future.

	(unaudited)
	December 31,
	2011	2010	2009

Operating revenues	$29,997	$30,374	$28,282

Net Income (loss)	$(3,697)	$1,960	$4,479

Basic earnings (loss) per share	$(0.65)	$0.35	$1.05
Dilluted earnings (loss) per share	$(0.65)	$0.35	$1.04

NOTE 3: NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, an accounting standards update regarding fair value measurement was issued. This update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This update becomes effective for annual periods beginning after December 15, 2011. The Company does not believe this will have a material impact on its consolidated financial statements.

In June 2011, an accounting standards update regarding the presentation of comprehensive income was issued. This update was issued to increase the prominence of items reported in other comprehensive income and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not believe this will have a material impact on its consolidated financial statements.

In September 2011, an accounting standards update regarding the testing of goodwill for impairment was issued. This update allows a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether it is necessary to perform the two-step goodwill impairment test. This update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and earlier adoption is permitted. The Company does not believe this will have a material impact on its disclosures or consolidated financial statements.

NOTE 4: SHORT-TERM INVESTMENTS

The following is a summary of the Company’s short-term investments classified as available for sale at December 31, 2011 and December 31, 2010, respectively:

		Unrealized
	Amortized	Gains	Fair
	Cost	(Losses)	Value
December 31, 2011
Bank certificate of deposit	$259	$-	$259

December 31, 2010
Bank certificate of deposit	$257	$-	$257
Corporate bonds	2,143	(44)	2,099
Foreign bonds	284	(4)	280
	$2,684	$(48)	$2,636

NOTE 5: FAIR VALUE

Fair value is the estimated price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company is required by accounting standards to provide the disclosure framework for measuring fair value and expands disclosure about fair value measurements. Fair value measurements are classified and disclosed in one of the following categories:

Level 1:              Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:               Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

Level 3:               Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). The Company’s valuation models are primarily industry standard models. Level 3 instruments include derivative warrant instruments. The Company does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total

Short-term investments	$259	$0	$-	$259

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total

Short-term investments	$257	$2,379	$-	$2,636

Derivative liability

In connection with Asset Purchase Agreement, the members of Alteva, LLC entered into a Lock-Up and Put Agreement with the Company effective October 21, 2011. The purchase price protection provision is considered to be a derivative instrument and must be valued and recognized at the instrument’s current fair market value as of the date of issuance and adjusted each period the financial statements are presented. The Company employed a binomial pricing model to calculate the fair value of the price protection and recorded the fair value as a current liability on its consolidated balance sheet. Inputs are adjusted each period to reflect changes in the Company’s estimate of value of the underlying common stock.

The fair value of the price protection was estimated utilizing the binomial pricing model with the following assumptions for the year ended December 31, 2011:

Binomial method
Model iterations	100.5
Simulated median price	$13.45
Exercise price per share	$11.74
Expected volatility	12.03%
Risk free interest rate	0.15%
Yield rate	7.73%

The following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total

Derivative liability in connection with business acquisition	$0	$0	$131	$131

The following table represents a summary of changes in the fair value of the Company’s Level 3 liability for the year ended December 31, 2011 and 2010:

Derivative liability balance December 2010	$0
Fair value of price protection instrument	116
Decrease in fair value of price protection instrument	15
Derivative liability balance December 2011	$131

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

Impairment testing for goodwill is performed annually in the fourth fiscal quarter or more frequently if indications of potential impairment exist. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. The Company has determined that our operating segments are the applicable reporting units because they are the lowest level at which discrete, reliable financial and cash flow information is regularly reviewed by our chief operating decision maker. Step one compares the fair value of the reporting unit (calculated using a market approach and/or a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment is recognized.

The following table presents details of the Company’s goodwill:

Amount
Balance as of December 31, 2010	$0
Goodwill acquired with the Alteva acquisition	9,121
Balance as of December 31, 2011	$9,121

The Company performs an annual goodwill impairment test during the fourth quarter of the fiscal year and when triggering events are present.

The following table presents details of the Company’s total purchased intangible assets:

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
As of December 31, 2011
Customer relationships	8 years	$5,400	$(281)	$5,119
Trade name	15 years	2,400	(67)	2,333
Telephone seat licenses	5 years	1,372	(219)	1,153
Total		$9,172	$(567)	$8,605

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
As of December 31, 2010
Telephone seat licenses	5 years	$318	$(101)	$217
Total		$318	$(101)	$217

The amortization expense is recorded in the Consolidated Statements of Operations under depreciation and amortization in the amounts of $466, $59, and $36 for the years ended December 31, 2011, 2010, and 2009, respectively.

Future amortization expense is expected to be recorded as follows:

Year	Amount
2012	$1,110
2013	1,104
2014	1,071
2015	1,051
2016	992

NOTE 7: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and shares of unvested restricted stock. Diluted earnings per share exclude all dilutive securities if their effect is anti-dilutive.

The weighted average number of shares of common stock used in diluted earnings per share for the years ended December 31:

	2011 (1)	2010	2009
Weighted average shares of common stock used in basic earnings per share	5,424,927	5,363,543	5,353,763
Effects of puttable common stock	10,922	-	-
Effects of stock options	-	24,621	8,284
Effects of restricted stock	-	19,830	22,459
	5,435,849	5,407,994	5,384,506

(1)	Basic and diluted weighted average shares were the same for the year ended December 31, 2011 because the effects of the potentially diluted securities were anti-dilutive and they were excluded from the calculation.

NOTE 8: OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consisted of the following for the years ended December

	2011	2010	2009
Pension and postretirement benefits plans	$(3,465)	$868	$1,561
Unrealized gain (loss) on investments	-	(48)	-
Reclassification of unrealized gain upon realization from sale	31	-	-
Related deferred income taxes	1,239	(318)	(556)
Total other comprehensive income (loss)	$(2,195)	$502	$1,005

NOTE 9: SEGMENT INFORMATION

The Company’s segments are strategic business units that offer different products and services and are managed as Telephone and Online services. The Company evaluates the performance of the segments based upon factors such as revenue growth, expense containment, market share and operating results.

The Telephone segment provides telecommunications services including local, network access, wholesale, conferencing, long distance services, wireless and directory services. The Online segment provides high speed and dial-up Internet services, VoIP, UC Services, DIRECTV and video. The Company’s Alteva and USA Datanet businesses are part of the Online segment.

The segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

Segment income statement information for the years ended December 31:

	2011	2010	2009
Segment operating revenues
Telephone	$16,523	$17,141	$17,026
Online	9,413	7,285	6,896
Total segment operating revenues	$25,936	$24,426	$23,922

Depreciation and amortization
Telephone	$3,810	$4,086	$4,119
Online	1,456	1,694	1,349
Total depreciation and amortization	$5,266	$5,780	$5,468

Operating loss
Telephone	$(11,109)	$(6,275)	$(4,176)
Online	(480)	(113)	(153)
Total segment operating loss, exclusive of impairment loss	$(11,589)	$(6,388)	$(4,329)

The following table reconciles segment operating loss to income before income taxes for the years ended December 31, 2011, 2010 and 2009;

	2011	2010	2009

Segment operating loss	$(11,589)	$(6,388)	$(4,329)
Impairment loss on video assets	-	(2,283)	-
Interest income, (expense), net	(64)	33	(36)
Income from equity investments	7,898	12,578	12,470
Bargain purchase gain	-	-	1,749
Other (expenses) income, net	(51)	261	197
Income before income taxes	$(3,806)	$4,201	$10,051

Certain regulatory revenue which includes USF and NECA pool settlements, has accounted for $2,812 or 11%, $3,902 or 16% and $3,352 or 14% of the Company’s revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Accounts receivable for certain regulatory revenue represents 7% and 18% of consolidated accounts receivable at December 31, 2011 and 2010, respectively.

Segment balance sheet information as of December 31:

	2011	2010
Assets
Telephone	$35,630	$49,524
Online	22,286	3,551
Total assets	$57,916	$53,075

NOTE 10: MATERIAL AND SUPPLIES

Material and supplies are carried at average cost. As of December 31, 2011 and 2010, material and supplies consisted of the following:

	2011	2010
Inventory for outside plant	$322	$368
Inventory for central office	266	295
Inventory for online equipment	77	79
Inventory for video equipment	68	72
Inventory of equipment held for sale or lease	16	24
Inventory for VoIP telephone equipment	83	148
	$832	$986

NOTE 11: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following as of December 31:

	2011	2010
Land, buildings and other support equipment	$10,908	$9,677
Network communications equipment	36,187	35,131
Telephone plant	30,571	29,847
Online plant	6,885	7,113
Plant in service	84,551	81,768
Plant under construction	297	108
	84,848	81,876
Less: Accumulated depreciation	59,423	54,618
Property, plant and equipment, net	$25,425	$27,258

Depreciation expense is principally based on the composite group method. Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was $4,760, $5,703 and $5,419, respectively.

The Company reviews the recoverability of our long-lived assets, including buildings, equipment, internal-use software and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows, which are considered to be a Level 3 input. For the year ended December 31, 2010, the Company determined that its landline video assets, consisting of head-end equipment, related network equipment and customer premise equipment, were impaired. The Company recorded an asset impairment charge of $2,283, which represents 100% of the carrying net value of the landline video assets. This impairment charge resulted from customers who migrated to DIRECTV under the Company’s reseller agreement with DIRECTV or to a competitor, resulting in lost landline video revenue.

NOTE 12: ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

The Company is a limited partner in the Orange County-Poughkeepsie Limited Partnership (“O-P”) and had 8.108% equity interest as of December 31, 2011 and 2010, which is accounted for under the equity method of accounting. The majority owner and general partner of the O-P is Verizon Wireless of the East LP.

On May 26, 2011, the Company entered into an agreement with Verizon Wireless of the East LP, the general partner and a limited partner, and Cellco Partnership, the other limited partner, in the O-P to make certain changes to the O-P partnership agreement which, among other things, specifies that the O-P will provide 4G cellular services (the “4G Agreement”). The 4G Agreement provides that the O-P’s business will be converted from a wholesale business to a retail business. The 4G Agreement provides for guaranteed annual cash distributions to the Company from the O-P through 2013. For 2011, annual cash distributions from the O-P were $13,600 and for 2012 and 2013 the annual cash distributions will be $13,000. Annual cash distributions will be paid in equal quarterly amounts. The 4G Agreement also gives the Company the right (the “Put”) to require one of the O-P’s limited partners to purchase all the Company’s ownership interest in the O-P during April 2013 or April 2014 for an amount equal to the greater of (a) $50,000 or (b) the product of five (5) times 0.081081 times the O-P’s EBITDA, as defined in the 4G Agreement for the calendar year preceding the exercise of the Put.

The conversion of the O-P from a wholesale business to a retail business pursuant to the 4G Agreement will increase the cellular service costs and operating expenses incurred by the O-P, which is expected to cause a subsequent reduction in the O-P’s net income primarily due to the inclusion of sales and marketing expenses. Although the Company’s share of the O-P net income recorded in the Company’s income statement is expected to decrease, the annual cash distributions the Company receives from the O-P will remain unchanged pursuant to the terms of the 4G Agreement.

Pursuant to the equity method accounting of the Company’s investment income, the Company is required to record the income from the O-P as an increase to the Company’s investment account. The Company is required to apply the cash payments made under the 4G Agreement as a return on its investment when received. Under equity method accounting, the Company currently reports as income its proportionate share of the O-P income that is less than the guaranteed cash distributions it receives from the O-P. The cash distributions the Company receives from the O-P that are in excess of the Company’s proportionate share of the O-P income is recorded as a reduction of its investment account. As a result of receiving the fixed guaranteed cash distributions from the O-P in excess of the Company’s proportionate share of the O-P income, the investment account is expected to be reduced to zero within the first six months of 2012. Thereafter, the Company will record the fixed guaranteed cash distributions that are received from the O-P in excess of the proportionate share of the O-P income directly to the Company’s statement of operations as other income.

As of December 31, the value of the Company’s holding in O-P is as follows:

	2011	2010
Equity interest in O-P Partnership	$-	$3,600
Goodwill	1,979	4,081
	$1,979	$7,681

The following summarizes O-P’s audited income statement for the years ended December 31:

	2011 (1)	2010	2009
Net Revenue	$273,340	$187,985	$183,839
Cellular service cost	122,142	23,859	21,735
Operating expenses	53,832	10,035	9,830
Operating income	97,366	154,091	152,274
Other income	40	1,034	1,522
Net income	$97,406	$155,125	$153,796
Company share	$7,898	$12,578	$12,470

(1) The twelve months ended December 31, 2011 income statement represents five months of the O-P operating as a wholesale business and seven months of the O-P operating as a retail business in accordance with Amendment 6 to the O-P Limited Partnership Agreement effective May 1, 2011.

The following summarizes the O-P’s audited balance sheet that O-P provided to the Company as of December 31:

	2011	2010
Current assets	$20,525	$10,916
Property, plant and equipment, net	39,596	34,294
Total assets	$60,121	$45,210

Total liabilities	$42,500	$818
Partners' capital	17,621	44,392
Total liabilities and partners' capital	$60,121	$45,210

NOTE 13: DEBT OBLIGATIONS

Debt obligations consisted of the following at December 31:

	2011	2010
Long-term debt:
Current maturities CoBank ACB, unsecured term credit facility	$1,139	$1,519
Long-term portion CoBank ACB, unsecured term credit facility	-	1,139
	1,139	2,658
Short-term debt:
CoBank ACB revolving loan facility	5,000	-
Provident Bank credit line	600	-
	5,600	-
Total debt obligations	$6,739	$2,658

On February 18, 2003, the Company entered into its master loan agreement with CoBank, ACB with respect to an $18,475 unsecured term credit facility. The CoBank ACB, unsecured term credit facility loan remains outstanding until all indebtedness and obligations of the Company under the facility have been paid or satisfied, but no later than July 2012 (the “Maturity Date”). The unpaid principal balance of $1,139 accrues interest at an interest rate determined or selected by the Company. The Company may select a variable rate option, a long-term fixed rate option or a LIBOR option. The Company selected the variable rate option, and the average interest rate on borrowings for the years ended December 31, 2011, 2010, and 2009 was approximately 2.98%, 2.96%, and 3.04%, respectively. Interest is paid quarterly each January, April, July and October. The outstanding principal is being repaid in 32 consecutive quarterly installments which started in October 2004, with the last such installment due on the Maturity Date. On the Maturity Date, the amount of the unpaid principal plus accrued interest and fees is due in full.

On August 3, 2011, the Company entered into a supplement to its master loan agreement with CoBank, ACB. The supplement provides for a revolving loan facility in the principal amount of $5,000 (the “CoBank Revolving Loan”). Also on August 3, 2011, the Company drew down the entire $5,000 principal amount of the CoBank Revolving Loan to fund a portion of the purchase price of the Alteva, LLC acquisition. The CoBank Revolving Loan becomes due and payable on August 2, 2012. The CoBank Revolving Loan incurs interest at a variable rate determined by CoBank, ACB or, if selected by the Company, at LIBOR plus 3.50%. Interest is payable quarterly in arrears. The interest rate on the outstanding amount is variable and, as of December 31, 2011, the rate was 3.75%. The Company paid CoBank, ACB a $50 origination fee in connection with the CoBank Revolving Loan.

Under the terms of the CoBank facility, the Company is required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios, as set forth in the agreement, as well as certain financial reporting requirements. As of December 31, 2011, the Company was in compliance with all loan covenants.

The Company has an unsecured $4,000 line of credit with Provident Bank. On August 1, 2011, the Company drew down its entire $4,000 line of credit with Provident Bank and placed the proceeds in an escrow account, pursuant to the terms of the agreement with Alteva, LLC. The Company paid $649 for certain capital leases of Alteva, LLC from the escrow account. On October 21, 2011, the NYPSC approved the Company’s petition for authority to issue stock as partial consideration for the purchase of the assets of Alteva, LLC and on September 22, 2011, the NJBPU also approved the Company’s petition for authority to issue stock. As a result, the balance of $3,351, which was placed in escrow, was returned to the Company. As of December 31, 2011, $600 remains outstanding on the line of credit with Provident Bank. The Company had no outstanding balance on this facility as of December 31, 2010. Interest is at a variable rate and borrowings are on a demand basis without restrictions. At December 31, 2011, the Company was in compliance with all loan covenants under the line of credit.

NOTE 14: INCOME TAXES

The federal and state components of the provision for (benefit from) income taxes are presented in the following table:

	For the Years Ended
	December 31,
	2011	2010	2009
Provision (benefit) for income tax
Current:
Federal	$(1,150)	$3,208	$2,195
State and local	51	-	(43)
	(1,099)	3,208	2,152
Deferred:
Federal	(269)	(1,548)	936
State and local	483	(311)	148
	214	(1,859)	1,084
Provision for income taxes	$(885)	$1,349	$3,236

Deferred income tax liabilities are taxes the Company expects to pay in future periods. Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods. Deferred income taxes arise because of differences in the book and tax basis of certain assets and liabilities.

Deferred income tax liabilities and assets consist of the following:

	At December 31,
	2011	2010
Deferred income tax assets:
Employee pensions and other benefits	$3,823	$2,594
State net operating loss carryforward	687	489
Accrued liabilities	322	-
Other	564	19
Total deferred income tax assets	5,396	3,102

Valuation allowance	(693)	(125)

Deferred income tax liabilities:
Property, plant and equipment	4,743	4,446
Intangible assets	-	47
Other	913	463
Total deferred income tax liabilities	5,656	4,956
Net deferred income tax liability	$(953)	$(1,979)

The Company established a valuation allowance of $693 at December 31, 2011, and $125 at December 31, 2010 against certain state net operating loss (principally New Jersey) carryforwards. The Company was unable to conclude that it was more likely than not that it would realize these losses prior to their expiration. The Company will continue to refine and monitor all available evidence during future periods to evaluate the recoverability of its deferred tax assets.

The difference between tax expense (benefit) and the amount computed by applying the statutory federal income tax rate (34%) to income (loss) before income taxes is as follows:

	Years Ended December 31,
	2011	2010	2009
Statutory rate applied to pre-tax income (loss)	$(1,294)	$1,428	$3,417
Add (deduct):
State income taxes, net	(215)	(330)	69
Valuation allowance - state	568	125	-
Other	56	126	(250)
Income taxes (benefit)	$(885)	$1,349	$3,236

Accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless they are expected to be paid within one year. The Company has adopted the accounting guidance for uncertain tax positions and has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements as of December 31, 2011 and 2010.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. For the years ended December 31, 2011, 2010 and 2009, there was no interest expense relating to unrecognized tax benefits.

The Company has state net operating loss carry-forwards in the amount of approximately $26,000 as of December 31, 2011. These losses expire through 2017.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2008 and thereafter. In 2010, the IRS completed its examination of the Company’s 2006 and 2007 federal income tax returns. As a result of such examination, the Company received a net refund of approximately $459 from the IRS.

State income tax returns are generally subject to examination for a period of 3 to 5 years after filing the respective return. The impact of any federal changes on state returns remains subject to examination by the relevant states for a period of up to one year after formal notification to the states.

Note 15: PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company has two defined benefit pension plans covering all management and non-management employees who are at least 21 years of age, have completed one year of service and have been hired before May 1, 2003 for the non-management plan and March 1, 2005 for the management plan. Benefits are based on years of service and the average of the employee’s three highest consecutive years’ of base compensation. The Company’s policy is to fund the minimum required contribution disregarding any credit balance arising from excess amounts contributed in the past.

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

The components of the pension and postretirement expense (credit) for the years ended December 31 are as follows:

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Components of Net Periodic Costs:
Service cost	$-	$-	$-	$14	$11	$37
Interest cost	860	869	875	238	246	236
Expected return on plan assets	(913)	(820)	(668)	(168)	(161)	(158)
Amortization of transition asset	-	-	-	28	28	28
Amortization of prior service cost	56	56	56	(330)	(330)	(330)
Recognized actuarial (gain) loss	755	873	713	94	94	101
Net periodic loss (gain)	$758	$978	$976	$(124)	$(112)	$(86)

Amounts recognized in other comprehensive loss (income) and net periodic cost (income) before tax for pension and other postretirement plan consisted of the following:

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009

Actuarial net (gain) loss:	$2,787	$(1,244)	$(1,621)	$432	$130	$(186)
Transition obligation (asset)	-	-	-	(28)	(28)	(28)
Prior service (credit) cost	(56)	(56)	(56)	330	330	330
Total recognized in other comprehensive (income) loss	$2,731	$(1,300)	$(1,677)	$734	$432	$116

Total recognized in net periodic benefit cost (income) and other comprehensive (income) loss	$3,489	$(322)	$(701)	$610	$320	$30

The estimated amounts for the defined benefit pension plans and the postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost (income) over the next fiscal year are as follows:

		Postretirement
	Pension Plans	Benefits

Amortization of net actuarial loss	$926	$128

Amortization of prior service cost (credit)	$56	$(330)

Amortization of transition obligation	$-	$28

The following table presents a summary of the projected benefit obligation and plan assets of the plans at December 31:

			Postretirement
	Pension Benefits		Benefits
Change in Benefit Obligation	2011	2010	2011	2010
Benefit obligation, beginning of year	$16,020	$15,708	$4,580	$4,301
Service cost	-	-	14	11
Interest cost	860	869	238	246
Plan amendments	-	-	-	-
Actuarial losses (income)	2,602	326	431	142
Benefit payments	(926)	(883)	(120)	(120)
Impact of curtailment	-	-	-	-
Benefit obligation, end of year	18,556	16,020	5,143	4,580

Changes in fair value of plan assets
Fair value of plan assets, beginning of year	11,690	10,469	2,096	2,018
Actual return on plan	(28)	1,518	72	78
Employer contributions	529	586	120	120
Benefit payments	(926)	(883)	(120)	(120)

Fair value of plan assets, end of year	11,265	11,690	2,168	2,096
Unfunded status at end of year	$(7,291)	$(4,330)	$(2,975)	$(2,484)

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

			Postretirement
	Pension Benefits		Benefits
	2011	2010	2011	2010

Pension and postretirement benefit obligations-current	$(502)	$(569)	$(120)	$(120)
Pension and postretirement benefit obligations-long term	(6,789)	(3,761)	(2,855)	(2,364)
Total	$(7,291)	$(4,330)	$(2,975)	$(2,484)

Amounts recognized in the accumulated other comprehensive loss, net of tax, consisted of the following:

			Postretirement
	Pension Benefits		Benefits
	2011	2010	2011	2010

Actuarial net (loss) gain	$(3,967)	$(2,177)	$(1,557)	$(1,279)
Transition obligation / (asset)	-	-	(18)	(37)
Net prior service credit	(187)	(222)	750	962
Total	$(4,154)	$(2,399)	$(825)	$(354)

Actuarial assumptions used to calculate the projected benefit obligation were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Discount rate	4.25%	5.50%	4.25%	5.50%
Expected return on plans	8.00%	8.00%	8.00%	8.00%
Healthcare cost trend	-	-	6.50 - 8.50%	7.00 - 9.00%

Actuarial assumptions used to calculate net periodic benefit cost were as follows for the years ended December 31:

	Pension		Postretirement
	Benefits		Benefits
	2011	2010	2011	2010
Discount rate	4.25%	5.50%	4.25%	5.50%
Expected return on assets	8.00%	8.00%	8.00%	8.00%

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

The Company’s pension plans had an unfunded projected benefit obligation of $7,291 as of December 31, 2011. The projected benefit obligation of $18,556 at December 31, 2011 was in excess of plan assets of $11,265. The Company’s postretirement plans had an unfunded projected benefit obligation of $2,975 as of December 31, 2011. The projected benefit obligation of $5,143 at December 31, 2011 was in excess of plan assets of $2,168.

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

The projected benefit obligations exceeded the fair value of plan assets and the Company was required to record an additional pension liability in the Consolidated Balance Sheet as of December 31, 2011. The effect of this adjustment was an increase in the pension liability of $7,751 and an increase in accumulated other comprehensive loss of $4,979, net of tax. The health care cost trend rates (representing the assumed annual percentage increase in claim costs by year) was 6.5% for the pre-65 trend rate and 8.5% for the post-65 trend rate, with each of these grading down to 5.0%, by 0.5% per year. The Company’s most recent actuarial calculation anticipates that this trend will continue into 2012. An increase in the assumed health care cost trend rate by 1.0% would increase the accumulated postretirement benefit obligation as of December 31, 2011 by approximately $644 and the aggregate of the service and interest cost components of postretirement expense for the year then ended by approximately $27. A 1.0% decrease in the health care cost trend rate would decrease these components by $540 and $23, respectively.

Plan Assets

The Company diversifies its pension and postretirement plan assets across domestic and international common stock and fixed income asset classes.

As of December 31, 2011, the current target allocations for pension and postretirement plan assets are 50-60% for equity securities, 40-50% for fixed income securities and 0-5% for cash and certain other investments.

The fair values of our pension plan assets at December 31, 2011 by asset category are as follows:

Asset	Total
Category	Market
	Value	Level 1	Level 2	Level 3

Equity securities (a)	$5,826	$5,826	$-	$-
Fixed income securities (b)	4,605	4,605	-	-
Cash and cash equivalents (c)	834	834	-	-
Total pension assets	$11,265	$11,265	$-	$-

The fair values of our postretirement plan assets at December 31, 2011 by asset category are as follows:

	Total
Asset	Market
Category	Value	Level 1	Level 2	Level 3

Fixed income securities (b)	$1,706	$1,706	$-	$-
Cash and cash equivalents (c)	461	461	-	-
Total pension assets	$2,167	$2,167	$-	$-

(a)	This category includes funds invested in equity securities of large, medium and small-sized companies and equity securities of international markets. The funds are valued using the market value for the underlying investments.
(b)	This category includes funds invested in fixed income instruments. The funds are valued using the market value for the underlying investments.
(c)	This category comprises cash held to pay beneficiaries. The fair value equals its book value.

The fair values of our pension plan assets at December 31, 2010 by asset category are as follows:

	Total
Asset	Market
Category	Value	Level 1	Level 2	Level 3

Equity securities (a)	$6,125	$6,125	$-	$-
Fixed income securities (b)	5,073	5,073	-	-
Cash and cash equivalents (c)	492	492	-	-
Total pension assets	$11,690	$11,690	$-	$-

The fair values of our postretirement plan assets at December 31, 2010 by asset category are as follows:

	Total
Asset	Market
Category	Value	Level 1	Level 2	Level 3

Fixed income securities (b)	$1,635	$1,635	$-	$-
Cash and cash equivalents (c)	461	461	-	-
Total pension assets	$2,096	$2,096	$-	$-

This category includes funds invested in equity securities of large, medium and small-sized companies and equity securities of international markets. The funds are valued using the market value for the underlying investments.

(a)	This category includes funds invested in fixed income instruments. The funds are valued using the market value for the underlying investments.
(b)	This category includes funds invested in fixed income instruments. The funds are valued using the market value for the underlying investments.
(c)	This category comprises cash held to pay beneficiaries. The fair value equals its book value.

In accordance with its contribution policy, in 2012 the Company expects to contribute $622 to its pension plan.

Benefit payments, under the provisions of the plans, are expected to be paid as follows:

	Pension	Postretirement
	Benefits	Benefits
2012	$986	$258
2013	979	270
2014	991	287
2015	1,010	279
2016	1,048	266
2017-2021	5,970	1,528

The Company also has a Defined Contribution 401(k) Profit Sharing Plan covering substantially all employees. Under the plan, employees may contribute up to 100% of compensation not to exceed certain legal limitations. The Company matches 100% of the participant’s contributions, up to 4.5% of salary. The Company contributed and expensed $289, $586 and $246 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has deferred compensation agreements in place with certain former officers that became effective upon retirement. These non-qualified plans are not currently funded and a liability representing the present value of future payments has been established, with balances of $270 and $269 as of December 31, 2011 and 2010, respectively.

NOTE 16: STOCK BASED COMPENSATION

The Company adopted and, at the annual meeting held on April 29, 2011, its shareholders approved, the Amended and Restated 2008 Long-Term Incentive Plan (the “Amended and Restated LTIP”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock. The Amended and Restated LTIP increases the total number of shares authorized under the Amended and Restated LTIP from 500,000 shares to 1,100,000 shares of common stock. The increases in the number of shares available under the Amended and Restated LTIP required approval from the NYPSC and NJBPU. As of December 31, 2011, the Company had not received approval from the NYPSC or the NJBPU. Approval has been received subsequent to December 31, 2011 (See Note 20). Shares available for grant under the Amended and Restated LTIP may be either authorized but unissued shares or shares that have been reacquired by the Company and designated as treasury shares. As of December 31, 2011 and 2010, 137,590 and 270,089 shares of the Company’s common stock were available for grant under the Amended and Restated LTIP. The Amended and Restated LTIP permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares. The exercise price per share of the Company’s common stock purchasable under any stock option or stock appreciation right may not be less than 100% of the fair market value of one share of common stock on the date of grant. The term of any stock option or stock appreciation may not exceed ten years. The Amended and Restated LTIP also provides plan participants with a cashless mechanism to exercise their stock options. For the year ended December 31, 2011, the Company purchased treasury stock of $1,171 as a result of plan participants using the cashless mechanism when exercising stock options. Issued restricted stock, stock options and restricted stock units are subject to vesting restrictions.

Restricted Stock Awards

The following table summarizes the restricted stock granted to certain eligible participants for the years ended December 31, 2011, 2010 and 2009:

Restricted stock granted	2011	2010	2009

Shares	61,636	35,004	16,550

Grant date weighted average fair value per share	$14.62	$13.22	$10.99

Stock-based compensation expense for restricted stock awards of $684, $272 and $86 was recorded for the years ended December 31, 2011, 2010 and 2009, respectively. Restricted stock awards are amortized over their respective vesting periods of two or three years. The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis. The Company has determined expected forfeitures based on recent activity and is recognizing compensation expense only for those restricted common shares expected to vest.

The following table summarizes the restricted common stock activity during the years ended December 31, 2011, 2010 and 2009:

		Grant Date Weighted
	Shares	Average per Share
Balance - January 1, 2009	19,000	$-
Granted	16,550	10.99
Vested	(6,332)	10.78
Forfeited	(7,592)	10.53
Balance - December 31, 2009	21,626	11.03

Granted	35,004	13.22
Vested	(8,807)	10.99
Forfeited	(450)	12.78
Balance - December 31, 2010	47,373	12.64

Granted	61,636	14.62
Vested	(38,447)	13.04
Forfeited	(2,003)	14.10
Balance - December 31, 2011	68,559	14.15

Stock Options

The following tables summarize stock option activity for the years ended December 31, 2011, 2010 and 2009, along with options exercisable at the end of each period:

		Weighted Average
Options	Shares	Exercise Price
Outstanding - January 1, 2009	90,500	$10.78
Stock options granted	64,499	10.64
Exercised	-	-
Forfeited	(31,368)	10.60
Outstanding - December 31, 2009	123,631	$10.76

Stock options granted	43,768	12.88
Exercised	(6,666)	10.78
Forfeited	-	-
Outstanding - December 31, 2010	160,733	$11.33

Stock options granted	149,293	14.83
Exercised	(103,319)	11.01
Forfeited	(2,843)	14.02
Outstanding - December 31, 2011	203,864	$14.02

Vested and expected to vest at December 31, 2009	123,631
Exercisable at December 31, 2009	30,166

Vested and expected to vest at December 31, 2010	160,733
Exercisable at December 31, 2010	62,486

Vested and expected to vest at December 31, 2011	203,864
Exercisable at December 31, 2011	73,071

The stock options vest over a three-year period. The following table summarizes information about fixed price stock options outstanding at December 31, 2011, 2010 and 2009:

			Weighted Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
Exercise Price per Share	Outstanding	Exercise Price	Life (Years)	Value
December 31, 2009
$10.78	77,166	$10.78	8.69
$10.02	30,948	$10.02	9.22
$11.20	7,517	$11.20	9.32
$12.97	7,000	$12.97	9.90
$12.76	1,000	$12.76	9.99
	123,631	$10.76	8.94	$289

Exercisable at December 31, 2009	30,166	$10.78	8.69	$70

December 31, 2010
$10.78	70,500	$10.78	7.69
$10.02	30,948	$10.02	8.22
$11.20	7,517	$11.20	8.32
$12.97	7,000	$12.97	8.90
$12.76	1,000	$12.76	8.99
$12.88	43,768	$12.88	9.15
	160,733	$11.33	8.09	$421

Exercisable at December 31, 2010	62,486	$10.76	7.73	$205

December 31, 2011
$10.78	15,166	$10.78	6.69
$10.02	4,051	$10.02	7.22
$11.20	7,517	$11.20	7.32
$12.97	7,000	$12.97	7.90
$12.76	333	$12.76	7.99
$12.88	22,328	$12.88	8.15
$14.70	18,849	$14.70	9.15
$14.85	128,620	$14.85	9.19
	203,864	$14.02	8.73	$0

Exercisable at December 31, 2011	73,071	$13.56	8.42	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day, December 31, 2011, 2010 and 2009, respectively, and the exercise price times the number of shares) that would have been received by the option holders had all the option holders exercised in-the-money stock options on December 31, 2011, 2010 and 2009, respectively. This amount will change based on the fair market value of the Company’s common stock.

The fair value of the above stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2011, 2010 and 2009:

Options	2011	2010	2009
Expected life (in years)	10	10	10
Interest rate	3.40%	3.78%	2.75%
Volatility	32.77%	31.70%	30.74%
Dividend yield	7.00%	6.83%	8.34%
Weighted-average fair value per share at grant date	$2.16	$1.92	$1.04

Compensation expense related to stock options granted was $287, $69 and $42 in 2011, 2010 and 2009, respectively.

The following table presents the total stock-based compensation expense resulting from stock options and restricted stock granted to employees that are included in the Company’s consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009.

Stock-Based Compensation Expense	2011	2010	2009

Cost of services and products	$66	$40	$-
Selling, general and administrative expense	894	301	128
	$960	$341	$128

As of December 31, 2011, $795 of total unrecognized compensation expense related to stock options and restricted stock is expected to be recognized over a weighted average period of approximately 1.42 years.

NOTE 17: SHAREHOLDERS’ EQUITY AND PUTTABLE COMMON STOCK

The Company has 10,000,000 authorized shares of common stock at a par value of $0.01; 5,000 authorized Preferred Shares at a par value of $100; and 10,000,000 authorized shares of preferred stock at a par value of $0.01.

The Company issued 272,479 shares of the Company’s common stock with a put option pursuant to the Lock-Up and Put Agreement entered into on October 21, 2011 and in connection with the Asset Purchase Agreement. The members of Alteva, LLC have the option to put the 272,479 shares back to the Company on October 21, 2012 and December 15, 2012. The puttable common stock in connection with the Company’s purchase of substantially all of the assets and certain liabilities of Alteva, LLC was issued with redemption features that are not solely within the control of the Company and is classified outside of permanent equity (often referred to as classification in “temporary equity”). The Company fair valued the puttable common stock at the date of acquisition in the amount of $4,125.

NOTE 18: COMMITMENTS AND CONTINGENCIES

In connection with the Alteva Agreement, the Company has entered into two-year employment agreement with its Executive Vice President and Chief Operating Officer, its Executive Vice President and Chief Sales Officer, and its Executive Vice President and Chief Network Officer. Their annual salaries per the agreements are $285, $180, and $180, respectively. The Company entered into a two-year employment agreement with its Executive Vice President, Chief Financial Officer and Treasurer on May 9, 2011 effective May 5th, 2011 and a three-year employment agreement with its President and Chief Executive Officer on December 14, 2011 effective April 11, 2012. Their annual salaries per the agreement are $200 and $375, respectively. The Company entered into two-year employment agreements with its Executive Vice President and Chief Administrator Officer on August 11, 2011 and Executive Vice President and Chief Technology Officer on August 8, 2011 and both were effective August 5, 2011. Their annual salaries per the agreement are $180, respectively.

The Company currently has an operating lease to rent space on a tower to transmit video content from its headend facility. The Company also leases vehicles for operations as well as office space in Vernon, New Jersey, Syracuse, New York and Philadelphia, Pennsylvania. In addition, the Company has entered into certain long-term agreements to access trunk lines from other carriers to transmit voice, video and data. Total expenses associated with these agreements were $2,342, $2,259 and $2,114 in 2011, 2010 and 2009, respectively.

The future aggregate lease commitments as of December 31, 2011 is as follows:

2012	$573
2013	137
2014	36
2015 and thereafter	2
Total	$748

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

NOTE 19: QUARTERLY INFORMATION (UNAUDITED)

	Calendar Year Quarters
	First	Second	Third	Fourth	Total

Year ended December 31, 2011
Revenue	$6,178	$5,811	$6,829	$7,118	$25,936
Operating loss	(1,951)	(2,577)	(3,443)	(3,618)	(11,589)
Net income (loss) (1)	872	(240)	(1,689)	(1,864)	(2,921)

Basic earnings (loss) per common share	$0.16	$(0.05)	$(0.31)	$(0.34)	$(0.54)
Diluted earnings (loss) per common share (3)	$0.16	$(0.05)	$(0.31)	$(0.34)	$(0.54)

Weighted average shares of common stock used to calculate earnings per share:

Basic	5,389,842	5,406,894	5,424,927	5,435,849	5,413,330
Diluted	5,416,020	5,406,894	5,424,927	5,435,849	5,413,330

Year ended December 31, 2010
Revenue	$6,059	$5,888	$6,250	$6,229	$24,426
Operating loss	(1,464)	(1,578)	(1,626)	(4,003)	(8,671)
Net income (loss) (2)	945	876	1,266	(235)	2,852

Basic earnings per common share Basic earnings per share	$0.18	$0.16	$0.24	$(0.05)	$0.53
Diluted earnings per common share	$0.17	$0.16	$0.23	$(0.05)	$0.52

Weighted average shares of common stock used to calculate earnings per share:

Basic	5,358,366	5,360,611	5,362,433	5,369,749	5,363,543
Diluted	5,378,114	5,398,727	5,407,192	5,369,749	5,407,994

(1) Included in net loss in the fourth quarter of 2011 is an accrual with respect to a dispute with a another carrier of $900.

(2) Included in net loss in the fourth quarter of 2010 is a loss on impairment on fixed assets of $2,283.

(3) As a result of the net loss, there is no difference between basic and diluted earnings (loss) per share.

NOTE 20: SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date. Based on this evaluation, the Company has determined that no subsequent events, except for the matters discussed below, have occurred which require disclosure in the consolidated financial statements.

On January 11, 2012, the Company received notice from the NYPSC approving the Company’s petition for the Amended and Restated Warwick Valley Telephone Company 2008 Long-Term Incentive Plan. On January 18, 2012, NJBPU approved the Company’s petition for Approval of the Amended and Restated Warwick Valley Telephone Company 2008 Long-Term Incentive Plan.

On January 24, 2012, the Company filed and completed a name change for two of its subsidiaries. Warwick Valley Mobile Inc. changed its name to USA Datanet Inc. and Warwick Valley Networks Inc. changed its name to Alteva Inc.

Effective February 1, 2012, the Company revised the Employment Agreement with its executive Vice President and Chief Operating Officer, increasing his annual salary to $315 per year.

On February 21, 2012, the Company’s Board of Directors declared a regular quarterly dividend of $0.27 per share of the Company’s common stock and $1.25 per share of the Company’s preferred stock. The dividends are payable on March 27, 2012 to the shareholders of record on March 15, 2012.

In January 2012, the Company awarded 14,608 shares of restricted stock to directors of the Company under the Company’s Amended and Restated LTIP. In February 2012, the Company awarded 31,673 shares of restricted stock and 81,504 stock options to its employees under the Company’s Amended and Restated LTIP.

On March 9, 2012, the Company entered into a non-binding term sheet to resolve a dispute with another carrier for $900 and management does not expect the final executed settlement agreement to be materially different than the non-binding term sheet.

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

As of December 31, 2011, our management carried out an assessment, under the supervision of and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As a result of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In performing its assessment of the effectiveness of our internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2011.

As permitted by the rules and regulations of the SEC, we have excluded Warwick Valley Networks Inc., our wholly-owned subsidiary based in Philadelphia, Pa., from our assessment of internal control over financial reporting as of December 31, 2011 because all of the assets owned by that entity were acquired as a result of the purchase of certain assets and the assumption of certain liabilities of Alteva, LLC on August 5, 2011. Total assets and total revenues of Alteva Inc. represent approximately 33.5% and 12.0%, respectively, of the related consolidated financial statement amounts as of, and for the year ended December 31, 2011.

The effectiveness of internal control over financial reporting as of December 31, 2011 has been audited by WithumSmith+Brown, PC, our independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

This item is not applicable.

Part III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except as set forth below, the information required by this Item 10 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on April 25, 2012, under the headings “Information about Nominees for Election as Directors”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011.

Executive Officers

Information regarding our executive officers is presented below.

Duane W. Albro, age 65, is our President and Chief Executive Officer.  Prior to joining us in 2007, from 2005 to 2007, Mr. Albro served as President and Chief Executive Officer of Refinish LP, a privately-held company in the cellular phone refurbishing business.  From 2003 to 2005, Mr. Albro served as an industry consultant and provided strategic consulting services to private equity investors.  Prior to that, he served in senior executive positions as Operations Vice President at Cablevision Systems Corporation, a metro-NY cable operator, from 2002 to 2003; President and Chief Operating Officer of Net2000 Communications, a northeast US-based telecommunications service provider, from 2001 to 2002; Operations Vice President at Bell Atlantic-New York, a predecessor company to Verizon, from 1997 to 2000; and Group Vice President at Nynex-New York, also a predecessor company to Verizon, from 1994 to 1997.  Mr. Albro has been an active advocate for the use of technology in education.  He served on a White House Advisory Council on Technology in Education and provided testimony to Congress on the benefits of technology used in education.  He has also served on the boards of several recognized universities and foundations, and has participated in various philanthropic endeavors and economic development initiatives.  He is a member of the American Mensa Society and holds a B.S. in Business Administration from the State University of New York at Buffalo and an MBA from New York Institute of Technology.  He has also completed Executive Management Programs at the Darden School at the University of Virginia and the Wharton School at the University of Pennsylvania.  Mr. Albro also serves on the board of directors of Lakeland Industries, Inc., a NASDAQ-listed company, where he is a member of both the Compensation and Governance and Nominating Committees.

David J. Cuthbert, age 37, is our Executive Vice President and Chief Operating Officer. Mr. Cuthbert joined us in August 2011 in connection with our acquisition of substantially all of the assets of Alteva, LLC, a cloud-based Unified Communications solutions provider and enterprise hosted Voice over Internet Protocol provider.  Mr. Cuthbert also serves as President of our subsidiaries, USA Datanet Inc. and Alteva Inc.  Mr. Cuthbert has 14 years of broad operational management and leadership experience.  He joined Alteva, LLC in 2006 as the Director of Operations and in August 2010 became President and Chief Executive Officer.  Mr. Cuthbert is a graduate of the United States Naval Academy and a former Naval Special Operations Officer. In this capacity, he led underwater and land bomb disposal teams domestically and abroad.  In 2003, Mr. Cuthbert was assigned leadership responsibility for the Navy's leading nuclear weapon casualty response detachment. His process innovation and mission accomplishment record earned him several high level unit and individual awards for leadership.  Mr. Cuthbert is active in groups advocating cloud-based unified communications solutions and is a founding member of “The Captains”– a Naval Academy networking group focused on professional development, peer mentorship, and social responsibility.  Mr. Cuthbert also serves on the Board of Trustees for the United States Naval Academy Foundation.

Ralph Martucci, Jr., age 58, is our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Martucci joined us in October 2010 as the Director of Finance. In May 2011, he was appointed Executive Vice President, Chief Financial Officer and Treasurer. From 2009 until October 2010, Mr. Martucci served as Vice President of Finance and Operations for Liberty Environmental Management, a privately-held company in the residential and commercial property management business. From 2006 to 2008, he served as Director of Corporate Business Operations for Ottaway Newspapers, Inc., a wholly-owned subsidiary of News Corp. (formerly Dow Jones and Company), the owner and operator of community media franchises across North America. From 2000 to 2005 he served as a Director of Finance and Administration for Hudson Valley Media Group, a division of Ottaway Newspapers, Inc. Prior to that, Mr. Martucci had a 17-year career in financial management and business development at Frontier Communications Corporation, a publicly-held provider of telecommunications services. Mr. Martucci holds a B.S. in Business Economics from the State University of New York at Oneonta and an MBA from Fairleigh Dickinson University.

John S. Mercer, age 51, is our Executive Vice President and Chief Technology Officer, a position he has held since August 2011. He is currently responsible for strategic technology platform selection and all management information systems development and operations. Mr. Mercer joined us in April 2009 as our Senior Vice President of Network Operations where he was responsible for all aspects of the internal and external network in both our Warwick and Syracuse locations as well as the day-to-day financial operations in Syracuse. Prior to joining us, Mr. Mercer served as Chief Technology Officer at US Datanet Corporation, a telecommunications provider, from 1998 to 2009, as Senior Systems Engineer at Global Crossing, a global provider of telecommunication services, from 1996 to 1998, and as Senior systems engineer at RG Data, a Network and telecom solutions provider, from 1993 to 1996. Mr. Mercer also worked as a Telecom engineer at ITT, University of Rochester and Rotelcom. Mr. Mercer served in the United States Air Force for 4 years and attended both the University of Rochester and Rochester Institute of Technology.

Item 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated herein by reference from the information set forth under the headings “Compensation of Named Executive Officers” and “Compensation Committee Interlocks and Insider Participation” in our 2012 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the year ended December 31, 2011.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as set forth below, the information required by this Item 12 is incorporated herein by reference from the information set forth under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our 2012 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the year ended December 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2011:

Number of securities
	Number of securities	Weighted average	available for future
	to be issued upon	exercise price	issuance under equity
	exercise of	per share of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	203,864	$14.02	137,590
Equity compensation plans not approved by security holders	-	-	-
Total	203,864	$14.02	137,590

(1)	See Note 16 to the consolidated financial statements.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated herein by reference from the information set forth under the headings “Corporate Governance – Director Independence;” and “Certain Relationships and Related Transactions” in our 2012 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the year ended December 31, 2011.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference from the information set forth under the headings “Ratification of the Selection of Our Independent Registered Public Accounting Firm” in our 2012 definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the year ended December 31, 2011.

Part IV.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

We filed our consolidated financial statements in Item 8 of Part II of this Form 10-K. Additionally, the financial statement schedule entitled “Schedule II – Valuation and Qualifying Accounts” is filed as part of this Form 10-K under this Item 15.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders

Of Warwick Valley Telephone Company:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 15, 2012 appearing in the 2011 Annual Report on Form 10-K of Warwick Valley Telephone Company also included an audit of the financial statement schedule listed in Item 15 of this Annual Report on Form 10-K for the year ended December 31, 2011. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ WithumSmith+Brown, PC
Princeton, New Jersey
March 15, 2012

WARWICK VALLEY TELEPHONE COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2011, 2010 and 2009

Column A	Column B	Column C				Column D		Column E
		Additions
		Charged		Charged
	Balance at	to		to				Balance
	Beginning	Costs and		Other				At end of
Description	of Period	Expenses		Accounts	(b)	Deductions	(c)	Period

	($ in thousands)
Allowance for Uncollectible:
Year 2011	$350	$534	(a)	$44		$169		$759
Year 2010	$355	$341	(a)	$24		$370		$350
Year 2009	$248	$330	(a)	$24		$247		$355
Valuation allowance on deferred tax assets:
Year 2011	$125	$568	(d)	$0		$0		$693
Year 2010	$0	$125	(d)	$0		$0		$125
Year 2009	$0	$0	(d)	$0		$0		$0

(a)	Provision for uncollectible as included in consolidated statements of operations.

(b)	Amounts previously written off which were credited directly to this account when recovered.

(c)	Amounts written off as uncollectible.

(d)	Allowance for certain state net operating losses (principally in New Jersey)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARWICK VALLEY TELEPHONE COMPANY

/s/ Duane W. Albro
By:	Duane W. Albro
President and Chief Executive Officer

Dated: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Duane W. Albro	President, Chief Executive Officer and Director	March 15, 2012
Duane W. Albro	(Principal Executive Officer)

/s/ David J. Cuthbert	Executive Vice President, Chief Operating Officer and Director	March 15, 2012
David J. Cuthbert

/s/ Ralph Martucci, Jr.	Executive Vice President, Chief Financial Officer and Treasurer	March 15, 2012
Ralph Martucci, Jr.	(Principal Financial and Accounting Officer)

/s/ Robert J. DeValentino	Director	March 15, 2012
Robert J. DeValentino

/s/ Jeffrey D. Alario	Director	March 15, 2012
Jeffrey D. Alario

/s/ Douglas B. Benedict	Director	March 15, 2012
Douglas B. Benedict

/s/ Kelly C. Bloss	Director	March 15, 2012
Kelly C. Bloss

/s/ Douglas J. Mello	Director	March 15, 2012
Douglas J. Mello

INDEX TO EXHIBITS
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

	2.1	Asset Purchase Agreement by and among Warwick Valley Networks, Inc., Warwick Valley Telephone Company and Alteva, LLC dated as of July 14, 2011 is incorporated herein by reference from Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

	2.2	First Amendment to Asset Purchase Agreement by and among Warwick Valley Networks, Inc., Warwick Valley Telephone Company and Alteva, LLC dated as of August 5, 2011 is incorporated herein by reference from Exhibit 2.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

(3)	Articles of Incorporation and By-Laws

	3.1	Articles of Incorporation, as amended, are incorporated herein by reference from Exhibit 3(i) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

	3.2	By-Laws, as amended, are incorporated herein by reference from Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(4)	Instruments defining the rights of security holders, including indentures

	4.1	Form of common stock certificate is incorporated herein by reference from Exhibit 4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(9)	Voting trust agreement

Not applicable.

(10)	Material contracts

	10.1	Orange County-Poughkeepsie Limited Partnership Agreement dated as of April 21, 1987 is incorporated herein by reference from Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2010.

	10.2	Orange County-Poughkeepsie Limited Partnership Amendment No. 1 dated January 17, 1988 is incorporated herein by reference from Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2010.

	10.3	Orange County-Poughkeepsie Limited Partnership Amendment No. 2 dated October 11, 2001 is incorporated herein by reference from Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2010.

	10.4	Orange County-Poughkeepsie Limited Partnership Amendment No. 3 dated July 1, 2002 is incorporated herein by reference from Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2010.

	10.5	Orange County-Poughkeepsie Limited Partnership Amendment No. 4 dated August 15, 2002 is incorporated herein by reference from Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2010.

	10.6	Orange County-Poughkeepsie Limited Partnership Fifth Amendment dated April 10, 2007 is incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

	10.7	Orange County-Poughkeepsie Limited Partnership Sixth Amendment dated May 26, 2011 is incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

	10.8	Agreement dated as of May 26, 2011 by and among Verizon Wireless of the East LP, Cellco Partnership and the Company is incorporated herein by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

	10.9	Master Loan Agreement dated as of February 18, 2003 by and between CoBank, ACB and the Company is incorporated herein by reference from Exhibit 4(d) to our Annual Report on Form 10-K for the year ended December 31, 2002.

	10.10	Second Supplement to the Master Loan Agreement dated as of August 3, 2011 by and between CoBank, ACB and Warwick Valley Telephone Company is incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

	10.11	Promissory Note in the amount of $5,000,000 from Warwick Valley Telephone Company to CoBank, ACB dated August 3, 2011 is incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

#	10.12	Form of Indemnification Agreement entered into by the Company with our officers and directors is incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

#	10.13

Employment Agreement with Duane W. Albro, President and Chief Executive Officer, dated as of February 12, 2010 is incorporated herein by reference from Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2009.

†#	10.14	Employment Agreement with Duane W. Albro, President and Chief Executive Officer dated as of December 14, 2011.

#	10.15	Confidentiality, Non-Solicitation and Non-Competition Agreement with Kenneth H. Volz, Chief Financial Officer and Treasurer, effective June 4, 2007 is incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

#	10.16	Employment Agreement with Kenneth H. Volz, Executive Vice President, Chief Financial Officer and Treasurer dated as of February 12, 2010 is incorporated herein by reference from Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2009.

#	10.17	Severance Agreement dated May 6, 2011 by and between the Company and Kenneth H. Volz, former Executive Vice President, Chief Financial Officer and Treasurer is incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

#	10.18	Warwick Valley Telephone Company 2008 Long-Term Incentive Plan is incorporated herein by reference from Appendix B to our definitive proxy statement filed on March 25, 2008 in connection with the 2008 annual meeting of shareholders.

#	10.19	Amended and Restated Warwick Valley Telephone Company 2008 Long-Term Incentive Plan is incorporated herein by reference from Appendix A to our definitive proxy statement filed on March 28, 2011 in connection with the 2011 annual meeting of shareholders.

#	10.20	Employment Agreement with Ralph Martucci, Executive Vice President, Chief Financial Officer and Treasurer dated as of May 9, 2011 is incorporated herein by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on May 20, 2011.

†#	10.21	Addendum to Employment Agreement with Ralph Martucci, Executive Vice President, Chief Financial Officer and Treasurer, effective August 5, 2011.

#	10.22	Employment Agreement effective August 5, 2011 between Warwick Valley Telephone Company and David Cuthbert is incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

†#	10.23	Revision to David Cuthbert Employment Agreement, effective December 15, 2011.

†#	10.24	Revision to David Cuthbert Employment Agreement, effective February 1, 2012.

†	10.25	Lock-Up and Put Agreement effective as of October 21, 2011 among the Company and the members of Alteva, LLC.

†#	10.26	Employment Agreement with John Mercer, Executive Vice President and Chief Technology Officer dated as of August 8, 2011.

(11)	Statement re computation of per share earnings

		Computation can be clearly determined from the Consolidated Statements of Income included herein under Item 8.

(12)	Statements re computation of ratios

		Not applicable.

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders

		Not applicable.

(14)	Code of Ethics

		Not applicable.

(16)	Letter re change in certifying accountant

		Not applicable.

(18)	Letter re change in accounting principles

		Not applicable.

(21)	Subsidiaries of the registrant

†	21.1	Subsidiaries of the registrant

(22)	Published report regarding matters submitted to vote of security holders.

		Not applicable.

(23)	Consents of experts and counsel

†	23.1	Consent of WithumSmith+Brown, PC

†	23.2	Consent of Deloitte & Touche LLP

(24)		Power of Attorney

Not applicable.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

†	31.1	Rule 13a-14(a)/15d-14(a) Certification of Duane W. Albro, President and Chief Executive Officer

†	31.2	Rule 13a-14(a)/15d-14(a) Certification of Ralph Martucci, Jr. Executive Vice President, Chief Financial Officer and Treasurer

(32)	Section 1350 Certifications

†	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Duane W. Albro, President and Chief Executive Officer

†	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Ralph Martucci, Executive Vice President, Chief Financial Officer and Treasurer

(99)	Additional Exhibits

†	99.1	Orange County-Poughkeepsie Limited Partnership Financial Statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009

(101)	Interactive data files

	*101.INS	XBRL Instance Document

	*101.SCH	XBRL Taxonomy Extension Schema Document

	*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangement

*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

†	Filed with this Annual Report on Form 10-K.

