Form 10-Q
period 2012-03-31
WARWICK VALLEY TELEPHONE CO
filed 2012-05-10
CIK 104777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

The number of shares of Warwick Valley Telephone Company common stock outstanding as of May 4, 2012 was 5,797,628.

Part I – Financial Information

Item 1. Financial Statements

 WARWICK VALLEY TELEPHONE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$2,275	$4,575
Short term investments	259	259
Accounts receivable - net of allowance for uncollectibles - $582 and $759 in 2012 and 2011, respectively	3,245	2,717
Other accounts receivable	93	174
Materials and supplies	855	832
Prepaid expenses	884	731
Prepaid income taxes	3,272	2,715
Deferred income taxes	405	405
Total current assets	11,288	12,408

Property, plant and equipment, net	24,773	25,425
Unamortized debt issuance costs	25	45
Intangibles, net	8,473	8,605
Investments	153	1,979
Goodwill	9,121	9,121
Other assets	336	333

Total assets	$54,169	$57,916

Liabilities and Shareholders' Equity

Current liabilities
Short term borrowings	$5,600	$5,600
Current maturities of long-term debt	759	1,139
Accounts payable	1,311	1,715
Amounts due in connection with business acquisition	2,207	2,377
Derivative liability in connection with business acquisition	145	131
Advance billing and payments	358	390
Customer deposits	51	51
Accrued taxes	521	521
Pension and post retirement benefit obligations	622	622
Other accrued expenses	3,186	3,347
Total current liabilities	14,760	15,893

Amounts due in connection with business acquisition	472	472
Deferred income taxes	1,431	1,358
Pension and post retirement benefit obligations	9,764	9,915

Total liabilities	26,427	27,638

Commitments and contingencies

Puttable common stock, $.01 par value, 272,479 shares issued and outstanding	4,125	4,125

Shareholders' equity
Preferred shares - $100 par value, authorized and issued shares of 5,000;
$0.01 par value authorized and unissued shares of 10,000,000;	500	500
Common stock - $0.01 par value, authorized shares of 10,000,000	62	62
issued 6,582,209 and 6,490,318 shares at March 31, 2012 and December 31, 2012, respectively
Treasury stock - at cost, 784,581 and 735,391 common shares at March 31, 2012 and December 31, 2011, respectively	(6,987)	(6,262)
Additional paid in capital	7,059	6,191
Accumulated other comprehensive loss	(4,850)	(4,979)
Retained earnings	27,833	30,641

Total shareholders' equity	23,617	26,153

Total liabilities and shareholders' equity	$54,169	$57,916

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2012	2011

Operating revenues
Telephone	$3,807	$4,748
Unified Communications	3,274	1,430

Total operating revenues	7,081	6,178

Operating expenses
Cost of services and products (exclusive of depreciation and
amortization expense)	3,548	3,247
Selling, general and administration expenses	5,408	3,485
Depreciation and amortization	1,279	1,397

Total operating expenses	10,235	8,129

Operating loss	(3,154)	(1,951)

Other income (expense)
Interest income (expense), net of capitalized interest	(57)	57
Income from equity method investment	1,425	3,218
Other income (expense), net	(5)	6

Total other income (expense)	1,363	3,281

Income (loss) before income taxes	(1,791)	1,330

Income taxes (benefit)	(557)	458

Net income (loss)	(1,234)	872

Preferred dividends	6	6

Income (loss) applicable to common stock	$(1,240)	$866

Basic earnings (loss) per common share	$(0.22)	$0.16
Basic earnings (loss) per puttable common share	$(0.22)	$0.00

Diluted earnings (loss) per common share	$(0.22)	$0.16
Diluted earnings (loss) per puttable common share	$(0.22)	$0.00
Weighted average shares of common stock
used to calculate earnings (loss) per share
Basic (common)	5,716,020	5,389,842
Basic (puttable common)	272,479	-
Diluted (common)	5,716,020	5,416,020
Diluted (puttable common)	272,479	-

Dividends declared per common share	$0.27	$0.26

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2012	2011

Net income (loss)	$(1,234)	$872

Other comprehensive income (loss), net of tax:
Unrealized holding gains (loss) arising during the period	-	(5)
Defined benefit pension plans:
Amortization of transition obligation	4	-
Prior service cost arising during period	(44)	(52)
Net loss arising during period	169	164

Other comprehensive income (loss)	129	107

Comprehensive income (loss)	$(1,105)	$979

 Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES

Net income (loss)	$(1,234)	$872
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,279	1,397
Allowance for uncollectibles	177	75
Stock based compensation expense	192	143
Deferred income taxes	-	58
Income from equity investments, net of distributions	1,826	(786)
Change in fair value of derivative liability	14	-
Changes in assets and liabilities
Accounts receivable	(707)	94
Other accounts receivable	81	(66)
Materials and supplies	(23)	(14)
Prepaid income taxes	(557)	(155)
Prepaid expenses	(153)	(172)
Accounts payable	(404)	123
Advance billing and payments	(32)	1
Accrued taxes	-	(727)
Pension and postretirement benefit obligations	51	(4)
Other accrued expenses	(161)	(749)

Net cash provided by operating activities	349	90

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(329)	(1,335)
Purchase of intangibles	(147)	-
Sale of short-term investments	-	289
Purchase of short-term investments	-	(993)

Net cash used in investing activities	(476)	(2,039)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of long-term debt	(380)	(380)
Repayment of amount due in connection with business acquisition	(170)	-
Purchase of treasury stock	(50)	(1,072)
Exercise of stock options	-	872
Dividends (Common and Preferred)	(1,573)	(1,428)

Net cash used in financing activities	(2,173)	(2,008)

Net change in cash and cash equivalents	(2,300)	(3,957)

Cash and cash equivalents at beginning of period	4,575	10,899

Cash and cash equivalents at end of period	$2,275	$6,942

Supplemental disclosure of non-cash financing activities:
Treasury stock acquired in connection with cashless exercise of stock options	$677	$1,013

  Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except share and per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Warwick Valley Telephone Company (the “Company”) is a cloud-based communications company that provides Unified Communications (“UC”) solutions and enterprise hosted Voice over Internet Protocol (“VoIP”) and operates as a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey. Through its wholly-owned subsidiaries, the Company delivers cloud-based Unified Communications solutions including Voice over Internet Protocol (“VoIP”), hosted Microsoft Communication Services, fixed mobile convergence and advanced voice applications for a broad customer base including enterprise customers, small and medium-sized businesses and other business customers. The Company’s ILEC operations consist of providing historic local and toll telephone service, Internet high speed broadband service, satellite video service and DIRECTV to residential and business customers.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included. Operating results and cash flows for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and any disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Reclassifications

Certain items in the segment footnote (see Note 8) have been reclassified in order to conform to the current presentation.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except share and per share amounts)

NOTE 2: BUSINESS ACQUISITION – PRO FORMA INFORMATION

The following unaudited pro forma consolidated results of operations for the Company for the three months ended March 31, 2011 assumes that the purchase of certain assets and assumption of certain liabilities of Alteva LLC on August 5, 2011 occurred instead on January 1, 2011. The unaudited pro forma information presents the combined operating results of the purchased lines of business and the Company with the results prior to the asset purchase date adjusted for amortization of intangibles and depreciation of fixed assets based on the purchase price allocation and the elimination of acquisition related costs.

These unaudited pro forma results do not purport to be indicative of the results that would have been obtained if the asset purchase did not occur as of January 1, 2011 nor does the unaudited pro forma data intend to be a projection of results that may be obtained in the future.

Three Months
Ended
March 31, 2011

Revenue	$7,744

Net income	$621

Earnings per common share:

Basic	$.12

Dilluted	$.11

NOTE 3:   RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, an accounting standards update regarding fair value measurement was issued. This update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S.GAAP and International Financial Reporting Standards. This update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This update became effective for annual periods beginning after December 15, 2011. The Company adopted this standard effective January 1, 2012 and it did not have a material impact on its consolidated financial statements.

In June 2011, an accounting standards update regarding the presentation of comprehensive income was issued. This update was issued to increase the prominence of items reported in other comprehensive income and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this standard effective January 1, 2012 and elected to present comprehensive income in two separate but consecutive statements as part of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

In September 2011, an accounting standards update regarding the testing of goodwill for impairment was issued. This update allows a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether it is necessary to perform the two-step goodwill impairment test. This update became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this standard effective January 1, 2012 and it did not have a material impact on its consolidated financial statements.

In December 2011, an accounting standards update regarding balance sheet disclosures of offsetting assets and liabilities was issued. This update requires disclosure on information about offsetting and related arrangements to enable users of an entity’s financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not believe this will have a material impact on its disclosures or consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except share and per share amounts)

NOTE 4: SHORT-TERM INVESTMENTS

The following is a summary of the Company’s short-term investments classified as available for sale, at March 31, 2012 and December 31, 2011:

		Unrealized	Fair Value
	Amortized	Gains	Carrying
	Cost	(Losses)	Value
March 31, 2012
Bank certificate of deposit	$259	$-	$259

December 31, 2011
Bank certificate of deposit	$259	$-	$259

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3	Total

Short-term investments	$259	$-	$-	$259

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total

Short-term investments	$257	$-	$-	$257

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except share and per share amounts)

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

The fair value of the price protection was estimated utilizing the binomial pricing model with the following assumptions for the three months ended March 31, 2012:

Binomial method
Model iterations	100.5
Simulated median price	$13.16
Exercise price per share	$11.74
Expected volatility	17.69%
Risk free interest rate	17.00%
Yield rate	8.21%

The following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3	Total

Derivative liability in connection with business acquisition	$0	$0	$145	$145

The following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total

Derivative liability in connection with business acquisition	$0	$0	$131	$131

The following table represents a summary of changes in the fair value of the Company’s Level 3 derivative liability for the period ended March 31, 2012:

Derivative liability balance December 31, 2011	$131
Increase in fair value of price protection instrument	14
Derivative liability balance March 31, 2012	$145

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except share and per share amounts)

NOTE 6: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and shares of unvested restricted stock. Diluted earnings (loss) per share exclude all dilutive securities if their effect is anti-dilutive.

The weighted average number of shares of common stock used in diluted earnings (loss) per share for the three months ended March 31, 2012 and 2011 is as follows:

	2012 (1)	2011
Weighted average shares of common stock
used in basic earnings per share	5,443,541	5,389,842
Effects of puttable common stock	272,479	-
Effects of stock options	-	10,850
Effects of restricted stock	-	15,328
	5,716,020	5,416,020

(1)  Basic and diluted weighted average shares were the same for the three months ended March 31, 2012 because the effects of the potentially diluted securities were antidilutive and they were excluded from the calculation.

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

The Unified Communications segment includes $9,121 of goodwill as of March 31, 2012, resulting from the Company’s acquisition of certain assets and certain liabilities of Alteva, LLC in 2011.

Acquired goodwill is tested for impairment annually using a fair value approach. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. In the first three months of 2012, there was no event or change in circumstance that would have more likely than not reduced the fair value below its carrying value.

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual value. Identifiable intangible assets that are subject to amortization are evaluated for impairment. The components of other intangible assets are as follows:

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
As of March 31, 2012
Customer relationships	8 years	$5,400	$(450)	$4,950
Trade name	15 years	2,400	(106)	2,294
Telephone seat licenses	5 years	1,519	(290)	1,229
Total		$9,319	$(846)	$8,473

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
As of December 31, 2011
Customer relationships	8 years	$5,400	$(281)	$5,119
Trade name	15 years	2,400	(67)	2,333
Telephone seat licenses	5 years	1,372	(219)	1,153
Total		$9,172	$(567)	$8,605

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except share and per share amounts)

NOTE 8: SEGMENT INFORMATION

Segment Realignment

In the first quarter of 2012, the Company realigned its segment reporting (internal and external) and renamed the Online segment Unified Communications. The Company made these changes as a result of its purchase, on August 5, 2011, of substantially all of the assets of and certain liabilities of Alteva, LLC, a cloud-based Unified Communications solutions provider and enterprise hosted Voice over Internet Protocol (“VoIP”) provider. The acquisition is part of the Company’s future strategy as it continues to transform the operations from one primarily dependent upon its ILEC and related revenues, to one more focused on developing and implementing a UC solutions strategy. Accordingly, Broadband Internet, dial-up internet access services and TV services, which previously were included in the Company’s Online segment, became part of the Telephone segment. Concurrently, to align the segments with the Company’s revised management structure and operating model, wholesale carrier services and conference services were also moved out of the Telephone segment and into the Unified Communications service segment. The Company believes the new strategy, which realigns the reportable segments, will enable the Company to develop a more sustainable business in the future that will drive earnings growth and provide a better return on our assets.

The Company’s segments are strategic business units that offer different products and services and are managed as Telephone and Unified Communications (“UC”) services. The Company evaluates the performance of the segments based upon factors such as revenue growth, expense containment, market share and operating results.

The Telephone segment provides telecommunications services including local, network access, long distance services, wireless, broadband, TV service and directory services. The UC segment provides enterprise hosted VoIP services, wholesale carrier services and conference services.

The segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

Segment balance sheet information as of March 31, 2012 and December 31, 2011 is set forth below:

	March 31, 2012	December 31, 2011
Segment assets
Telephone	$115,403	$116,215
Unified Communications	21,432	21,543
Eliminations	(82,666)	(79,842)
Total segment assets	$54,169	$57,916

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except share and per share amounts)

Segment statement of operations information for the three months ended March 31, 2012 and 2011 is set forth below:

	2012	2011
Segment operating revenues
Telephone	$3,807	$4,748
Unified Communications	3,274	1,430
Total segment operating revenues	$7,081	$6,178

Segment depreciation and amortization
Telephone	$852	$1,142
Unified Communications	427	255
Total segment depreciation and amortization	$1,279	$1,397

Segment operating loss
Telephone	$(383)	$(87)
Unified Communications	(2,771)	(1,864)
Total segment operating loss	$(3,154)	$(1,951)

Interest income, (expense), net	(57)	57
Income from equity investment	1,425	3,218
Other (expenses) income, net	(5)	6
Income (loss) before income taxes	$(1,791)	$1,330

Certain regulatory revenue, which includes Universal Service funds (“USF”) and National Exchange Carrier Association (“NECA”) pool settlements, accounts for 8% and 14% of the Company’s revenues for the three months ended March 31, 2012 and 2011, respectively. Accounts receivable for certain regulatory revenue represents 6% and 13% of consolidated accounts receivable at March 31, 2012 and 2011, respectively.

NOTE 9: MATERIALS AND SUPPLIES

Material and supplies are carried at average cost. As of March 31, 2012 and December 31, 2011, material and supplies consisted of the following:

	2012	2011
Inventory for outside plant	$326	$322
Inventory for central office	268	266
Inventory for online equipment	80	77
Inventory for video equipment	65	68
Inventory for equipment held for sale or lease	16	16
Inventory for VoIP telephone equipment	100	83
	$855	$832

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except share and per share amounts)

NOTE 10: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following as of March 31, 2012 and December 31, 2011:

	2012	2011
Land, buildings and other support equipment	$11,027	$10,908
Network communications equipment	36,337	36,187
Telephone plant	30,651	30,571
Online plant	6,886	6,885
Plant in service	84,901	84,551
Plant under construction	274	297
	85,175	84,848
Less: Accumulated depreciation	60,402	59,423
Property, plant and equipment, net	$24,773	$25,425

NOTE 11: ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

The Company is a limited partner in the Orange County-Poughkeepsie Limited Partnership (the “O-P”) and had an 8.108% equity interest in the O-P as of March 31, 2012 and 2011, which is accounted for under the equity method of accounting. The majority owner and general partner of the O-P is Verizon Wireless of the East L.P.

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

The conversion of the O-P from a wholesale business to a retail business pursuant to the 4G Agreement increases the cellular service costs and operating expenses incurred by the O-P, which is expected to cause a subsequent reduction in the O-P’s net income primarily due to the inclusion of sales and marketing expenses. Although the Company’s share of the O-P’s net income recorded in the Company’s income statement is expected to decrease, the annual cash distributions the Company receives from the O-P will remain unchanged through 2013 pursuant to the terms of the 4G Agreement.

Pursuant to the equity method accounting of the Company’s investment income, the Company is required to record the income from the O-P as an increase to the Company’s investment account. The Company is required to apply the cash payments made under the 4G Agreement as a return on its investment when received. Under equity method accounting, the Company currently reports as income its proportionate share of the O-P income that is less than the guaranteed cash distributions it receives from the O-P. The cash distributions the Company receives from the O-P that are in excess of the Company’s proportionate share of the O-P income are recorded as a reduction of its investment account. As a result of receiving the fixed guaranteed cash distributions from the O-P in excess of the Company’s proportionate share of the O-P income, the investment account is expected to be reduced to zero during the second quarter of 2012. Thereafter, the Company will record the fixed guaranteed cash distributions that are received from the O-P in excess of the proportionate share of the O-P income directly to the Company’s statement of operations as other income.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except share and per share amounts)

The following summarizes the income statement (unaudited) for the three months ended March 31, 2012 and 2011 that the O-P provided to the Company:

	2012	2011
Net sales	$74,235	$48,389
Cellular service cost	36,047	5,488
Operating expenses	20,620	3,210
Operating income	17,568	39,691
Other income (expense)	3	(1)
Net income	$17,571	$39,690

Company share	$1,425	$3,218

The following summarizes the balance sheet as of March 31, 2012 (unaudited) and December 31, 2011 that O-P provided to the Company:

	2012	2011
Current assets	$19,548	$20,525
Property, plant and equipment, net	39,189	39,596
Total assets	$58,737	$60,121

Total liabilities	$37,888	$42,500
Partners' capital	20,849	17,621
Total liabilities and partners' capital	$58,737	$60,121

NOTE 12: PENSION AND POSTRETIREMENT OBLIGATIONS

The components of net periodic cost (gain) for the three months ended March 31, 2012 and 2011 are as follows:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Service cost	$-	$-	$4	$3
Interest cost	192	217	54	61
Expected return on plan assets	(219)	(205)	(43)	(40)
Amortization of transition asset	-	-	7	7
Amortization of prior service cost	14	14	(83)	(83)
Amortization of net loss	231	218	34	24

Net periodic benefit cost (gain)	$218	$244	$(27)	$(28)

The Company expects to contribute $622 to its pension plans in 2012. For the three months ended March 31, 2012 and March 31, 2011, the Company has contributed $141 to its pension and postretirement benefits plans.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except share and per share amounts)

NOTE 13: INCOME TAXES

Generally, for interim tax reporting, one overall estimated annual effective tax rate is computed for tax jurisdictions not subject to valuation allowance and applied to the year to date ordinary income loss. The effective tax rate for the three months ended March 31, 2012, and 2011 was 31.1% and 34.4%, respectively. The adjusted tax rate for the three months ended March 31, 2012 was lower than the U.S. statutory rate primarily due to the net tax benefits.

The accounting standard regarding accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities, unless expected to be paid within one year. As of March 31, 2012 and December 31, 2011, the Company has no liability for unrecognized tax benefits.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. For the three months ended March 31, 2012 and 2011, there was no interest expense relating to unrecognized tax benefits.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2008 and thereafter.

NOTE 14: SHAREHOLDERS’ EQUITY

A summary of the changes to shareholders’ equity for the three months ended March 31, 2012 and 2011 is provided below:

	2012	2011
Shareholders' equity, beginning of period	$26,153	$36,425
Net income (loss)	(1,234)	872
Dividends paid on common stock	(1,567)	(1,422)
Dividends paid on preferred stock	(6)	(6)
Stock and stock option compensation	192	143
Treasury stock purchases	(725)	(1,072)
Exercise of stock options	675	872
Unrealized loss on investments	0	(5)
Changes in pension and postretirement benefit plans	129	112

Shareholders' equity, end of period	$23,617	$35,919

NOTE 15:    STOCK BASED COMPENSATION

The Company adopted and, at the annual meeting held on April 29, 2011, its shareholders approved, the Amended and Restated 2008 Long-Term Incentive Plan (the “Amended and Restated LTIP”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock. The Amended and Restated LTIP increases the total number of shares authorized under the Amended and Restated LTIP from 500,000 shares to 1,100,000 shares of common stock. The increases in the number of shares available under the Amended and Restated LTIP required approval from the New York Public Service Commission (“NYPSC”) and New Jersey Board of Public Utilities (“NJBPU”). As of March 31, 2012, the Company received approval from both the NYPSC and the NJBPU. Shares available for grant under the Amended and Restated LTIP may be either authorized but unissued shares or shares that have been reacquired by the Company and designated as treasury shares. As of March 31, 2012, 622,442 shares of the Company’s common stock were available for grant under the Amended and Restated LTIP. The Amended and Restated LTIP permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares. The exercise price per share of the Company’s common stock purchasable under any stock option or stock appreciation right may not be less than 100% of the fair market value of one share of common stock on the date of grant. The term of any stock option or stock appreciation may not exceed ten years. The Amended and Restated LTIP also provides plan participants with a cashless mechanism to exercise their stock options. Issued restricted stock, stock options and restricted stock units are subject to vesting restrictions.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except share and per share amounts)

Restricted Stock Awards

The following table summarizes the restricted common stock granted to certain eligible participants during the three months ended March 31, 2012:

			Grant Date
	Date Issued	Shares	Fair Value per Share

Restricted stock granted	1/6/2012	14,608	$12.93
Restricted stock granted	2/24/2012	31,673	$14.38
Total restricted stock granted		46,281

Stock-based compensation expense for restricted stock awards of $154 and $113 was recorded in the three months ended March 31, 2012 and 2011, respectively. Restricted stock awards are amortized over their respective vesting periods of two or three years. The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis. The Company has determined expected forfeitures based on recent activity and is recognizing compensation expense only for those restricted common stock awards expected to vest.

The following table summarizes the restricted common stock activity during the period ended March 31, 2012 and 2011:

	2012		2011
Unvested Shares	Shares	Grant Date Weighted Average per Share	Shares	Grant Date Weighted Average per Share

Balance - Beginning of period	68,559	$14.15	47,373	$12.64
Granted	46,281	13.92	51,415	14.66
Vested	(27,635)	13.86	(12,892)	12.53
Forfeited	(66)	14.11	0	0.00
Balance - End of period	87,139	$14.12	85,896	$13.87

The total fair value of restricted stock awards that vested during the three-month period ended March 31, 2012 and 2011 was $355 and $162, respectively.

Stock Options

The following tables summarize stock option activity for the three-month period ended March 31, 2012 and 2011, along with options exercisable at the end of the period:

	2012		2011
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding - Beginning of period	203,864	$14.02	160,733	$11.33
Stock options granted	144,852	14.38	147,469	14.83
Exercised	(45,610)	14.85	(79,932)	10.91
Forfeited	-	-	-	-
Outstanding - End of period	303,106	$14.07	228,270	$13.74

Vested and Expected to Vest at March 31	303,106		228,270
Exercisable at March 31	75,485		7,458

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except share and per share amounts)

Stock options vest over a three-year period. The following table summarizes information about fixed price stock options outstanding at March 31, 2012:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Instrinsic
Exercise Price Per Share	Outstanding	Price	Life (Years)	Value
$10.78	15,166	$10.78	6.4	$62
$10.02	4,051	10.02	7.0	20
$11.20	7,517	11.20	7.1	27
$12.97	7,000	12.97	7.7	13
$12.76	333	12.76	7.7	1
$12.88	22,328	12.88	7.9	44
$14.70	18,849	14.70	8.9	3
$14.85	83,010	14.85	8.9	0
$14.38	144,852	14.38	9.9	68

	303,106	$14.07	9.1	$238

Exercisable at March 31, 2012	75,485	$13.07	7.9	$134

Stock based compensation expense for stock option awards was $38 and $30 for the three months ended March 31, 2012 and 2011, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day, March 31, 2012, and the exercise price times the number of shares) that would have been received by the option holders had all the option holders exercised in the money options on March 31, 2012. This amount changes based on the fair market value of the Company’s common stock.

The fair value of the above stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2012 and 2011:

Options	2012	2011

Expected life (in years)	10	10
Interest rate	2.70%	3.40%
Volatility	27.10%	32.77%
Dividend yield	7.23%	7.00%
Weighted-average fair value per share at grant date	$1.37	$2.16

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock granted to employees that are included in the Company’s consolidated statements of income for the three months ended March 31, 2012 and 2011:

Stock-Based Compensation Expense	2012	2011

Cost of services and products	$10	$17
Selling, general and administrative expense	182	126

Total stock-based compensation expense	$192	$143

As of March 31, 2012, $1,473 of total unrecognized compensation expense related to stock options and restricted common stock is expected to be recognized over a weighted average period of approximately 2.4 years.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except share and per share amounts)

NOTE 16: SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date. Based on this evaluation, the Company has determined that no subsequent events, except for the matter discussed below, have occurred that require disclosure in the condensed consolidated financial statements.

On April 19, 2012, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission to register the additional 600,000 shares of our common stock authorized for issuance under the Amended and Restated LTIP.

Effective April 30, 2012, the Company and a local exchange carrier mutually agreed to resolve a dispute and entered into a Settlement Agreement. As part of the Settlement Agreement, the Company paid the local exchange carrier $900 on May 4, 2012 by drawing down $900 from its line of credit with Provident Bank. The Company accrued $900 as an expense as of December 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; our ability to successfully integrate Alteva; goodwill impairment; demographic changes; technological changes and changes in consumer demand; existing governmental regulations and changes in or our failure to comply with, governmental regulations; legislative proposals relating to the businesses in which we operate; changes to the USF; risks associated with our unfunded pension liability; competition; the loss of any significant ability to attract and retain highly skilled personnel and any other factors that are described in “Risk Factors.” Given these uncertainties, current and prospective investors should be cautioned regarding reliance on such forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments. For a further discussion of the matters described above, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

We are a cloud-based communications company that provides Unified Communications (“UC”) solutions, enterprise hosted Voice over Internet Protocol (“VoIP”) and operates as a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey. Through our Alteva and USA Datanet subsidiaries, we deliver cloud-based UC solutions including enterprise hosted VoIP, hosted Microsoft Communication Services, fixed mobile convergence and advanced voice applications for the desktop. UC is the unification of an organization’s communications systems. By combining voice service with Microsoft Communications Services products, our customers receive a voice-enabled UC solution that integrates with existing business applications. Alteva’s solutions are designed for the enterprise market of 35 or more users, whereas USA Datanet services organizations with 35 or less users. Our ILEC operations consist of providing our historic local and toll telephone service to residential and business customers, Internet high speed broadband service, and DIRECTV.

In the first quarter of 2012, we realigned our segment reporting (internal and external) and renamed our Online segment Unified Communications. We made these changes to take into account the changes in our business resulting from the Alteva transaction. The acquisition is part of our future strategy as we continue to transform our operations from one primarily dependent upon our ILEC business, to one more focused on developing and implementing a UC solutions strategy. Accordingly, Broadband Internet, dial-up Internet access services and TV services, which previously were included in our Online segment, respectively, became part of our Telephone segment. Concurrently, to align the segments with our revised management structure and operating model, we also moved Wholesale carrier services and Conference services out of the Telephone segment and into our Unified Communications segment. We believe our new strategy, which realigned our reportable segments, will enable us to develop a more sustainable business in the future that will drive earnings growth and a better return on our assets.

We have a reorganization petition pending in New York and another pending in New Jersey that would allow us to operate as a holding company, and a new wholly-owned subsidiary would conduct our regulated telephone operation. We hope to receive regulatory approval for the reorganization during the second quarter of 2012 and anticipate completing the reorganization by the end of the third quarter of 2012. As a result of the proposed reorganization, we anticipate being able to function with the same flexibility for deploying capital as other diversified telecommunications companies.

This discussion and analysis provides information about the important aspects of our operations and investments, both at the consolidated and segment levels, and includes discussions of our results of operations, financial position and sources and uses of cash. The presentation of dollar amounts in this discussion is in thousands. This discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and Notes therein contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Executive Summary

Revenues grew 15% to $7,081 for the three months ended March 31, 2012, in comparison to $6,178 for the three months ended March 31, 2011. The increase in revenues resulted from a 129% increase in revenues from our UC segment that was caused by the impact of the Alteva transaction. During the three-month period ended March 31, 2012, we had a net loss of $1,234, compared to net income of $872 for the three-month period ended March 31, 2011. This decrease of $2,106 in income was primarily attributable to lower O-P earnings as a result of the transition of the O-P from a wholesale business to a retail business pursuant to the 4G Agreement and the increase in operating expenses resulting from the growth in our UC segment.

As of March 31, 2012, we had a working capital deficit of $3,472 which was primarily due to short-term borrowings of $5,600 we incurred in connection with the Alteva transaction and amounts due in conjunction with the Alteva transaction of $2,207. We believe this working capital deficiency is short-term in nature and we expect to satisfy these short-term obligations by extending or refinancing our debt and, if necessary, utilizing cash distributions received from the O-P. We believe that our guaranteed payments from the O-P in 2012 and 2013 will allow us to refinance our debt on favorable terms.

As of June 30, 2012, we will no longer offer our landline video service because we determined to exit our landline video service after the expiration of the relevant franchises on that date.

Consistent with the past several years, we have continued to experience overall declines in telephone access lines due to sustained competition and cellular substitution for landline telephone services in our regulated franchise area that has reduced revenue in our Telephone segment. In transforming our ILEC business, we will continue to focus our efforts on identifying and pursuing growth opportunities to increase our ILEC broadband Internet business to offset the reduction in residential access lines.

Results of Operations for the three months ended March 31, 2012 and 2011

The following table presents a summary of operating results for our Telephone and UC operating segments for the periods indicated:

	Three months ended March 31, 2012				Three months ended March 31, 2011
	Revenue	% of Total	Segment	Segment	Revenue	% of Total	Segment	Segment
		Revenue	Profit (loss)	Margin		Revenue	Profit (loss)	Margin

Telephone	$3,807	54%	$(383)	(10%)	$4,748	77%	$(87)	(2%)
Unified Communications	3,274	46%	(2,771)	(85%)	1,430	23%	(1,864)	(130%)

Total	$7,081	100%	$(3,154)	(45%)	$6,178	100%	$(1,951)	(32%)

OPERATING RevenueS

Operating revenues for the three-month period ended March 31, 2012 increased $903 or 15% to $7,081 from $6,178 in the same period in 2011. This increase was due primarily to a 129% increase in revenues from our UC segment that resulting from the operations of Alteva since its acquisition in August of 2011.

Revenues for our UC segment increased 129% from $1,430 for the three-month period ended March 31, 2011 to $3,274 for the three-month period ended March 31, 2012. This increase was primarily due to an increase in VoIP revenue of $2,109 resulting from additional revenue from the Alteva transaction.

Revenues for our Telephone segment decreased 20% from $4,748 for the three-month period ended March 31, 2011 to $3,807 for the three-month period ended March 31, 2012. This decrease was primarily due to decreases in network access services of $431 or 21%, wholesale carrier services of $488 or 78% and DIRECTV revenue of $203 or 73%. The decrease in network access services during the first quarter of 2012 was mainly due to lower USF revenues of $250 due to recent FCC reforms of USF funding, lower billing to carriers of $135 primarily associated with the dispute with a local exchange carrier described in Note 16 to our Condensed Consolidated Financial Statements. The decrease in wholesale carrier services was a result of wholesale carriers switching to lower cost competitors and reduced usage form our current customers. The decrease in DIRECTV revenue was due to the termination of the National Rural Telecommunications Cooperative (“NRTC”) as of August 15, 2011. We no longer bill and collect for the monthly recurring revenue for NRTC and instead we now only receive a commission on DIRECTV sales and reimbursement for installations costs.

OPERATING EXPENSES

Operating expenses for the three-month period ended March 31, 2012 increased $2,106 or 26% to $10,235 from $8,129 for the same period in 2011. This increase was primarily due to an increase of 55% in selling, general and administrative expenses associated with the growth of our UC segment and legal and accounting fees associated with (i) the dispute with a local exchange carrier described in Note 16 to our Condensed Consolidated Financial Statements, (ii) our reorginazation petitions pending in New York and New Jersey that would allow us to operate as a holding company and (iii) increased accounting fees associated with the review of our 2011 annual report on Form 10-K.

Cost of Services and Products

The cost of services and products increased $301 or 9% to $3,548 from $3,247 for the same period in 2011 primarily as a result of the growth in our UC segment.

Cost of services and products for our UC segment increased 52% from $1,300 for the three-month period ended March 31, 2011 to $1,977 for the three-month period ended March 31, 2012. This increase was primarily due to an increase of $1,013 resulting from the operations of Alteva since its acquisition in August of 2011.

Cost of services and products for our Telephone segment decreased 36% from $1,419 for the three-month period ended March 31, 2011 to $1,044 for the three-month period ended March 31, 2012. This decrease was attributable to a decrease of $497 in access expense associated with decreased usage by various wholesale carrier customers as described above and a decrease of $229 in content costs for landline video due to the elimination of channel offerings resulting from our preparations to exit our landline video service on June 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,923 or 55% to $5,408 from $3,485 for the same period in 2011. This increase was primarily due to an increase of $1,284 resulting from the operations of Alteva since its acquisition in August 2011; legal and accounting fees of $383 (i) associated with the dispute with a local exchange carrier described in Note 16 to our Condensed Consolidated Financial Statements, (ii) our reorginazation petitions pending in New York and New Jersey that would allow us to operate as a holding company and (iii) increased accounting fees associated with the review of our 2011 annual report on Form 10-K and the an increase of $255 in compensation expenses associated with our growth initiatives, business plan and the transition of our business.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $118 or 8% to $1,279 from $1,397 for the same period in 2011. This was primarily associated with a decrease of $415 due to the full depreciation of central office switches, computer equipment and leasehold improvements in our Telephone segment, offset by an increase of $297 of amortization of the intangible trade name and customer lists associated with Alteva in our UC segment.

TOTAL OTHER INCOME (EXPENSE)

Total other income (expense) for the three-month period ended March 31, 2012 decreased $1,918 or 58% to $1,363 from $3,281 in the same quarter 2011. This decrease is due mainly to the decrease of 56% or $1,793 in income from equity method investment as a result of the transition of the O-P from a wholesale to a retail business pursuant to the 4G Agreement and the resulting accounting treatment under equity method accounting. Although our share of the O-P’s net income decreased, the annual cash distributions we receive from the O-P remained unchanged pursuant to the terms of the 4G Agreement. For more information on the 4G Agreement and the accounting treatment of the distributions we receive from the O-P, see Note 11 to our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

We had $2,534 of cash and cash equivalents and short-term investments available at March 31, 2012 as compared with $4,834 at December 31, 2011. This decrease was primarily related to the amounts due in connection with the Alteva transaction, the additional purchase of network equipment and seat licenses and increases in operating expenses. Our cash equivalents consist primarily of bank certificates of deposit.

As of March 31, 2012, we had a working capital deficit which was primarily due to short-term borrowings of $5,600 we incurred in connection with the Alteva transaction and amounts due in conjunction with the Alteva transaction of $2,207. We believe this working capital deficiency is short-term in nature and we expect to satisfy these short-term obligations by extending or refinancing our debt and, if necessary, utilizing cash distributions received from the O-P. We believe that our guaranteed payments from the O-P in 2012 and 2013 will allow us to refinance our debt on favorable terms.

On August 3, 2011, we entered into a supplement to our master loan agreement with CoBank, ACB. The supplement provides for a $5,000 revolving loan facility in the principal amount of $5,000 (the “CoBank Revolving Loan”). Also on August 3, 2011, we drew down the entire $5,000 principal amount of the CoBank Revolving Loan to fund a portion of the purchase price of the transaction with Alteva, LLC. The CoBank Revolving Loan becomes due and payable on August 2, 2012. Under the terms of the CoBank facility, we are required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios, as set forth in the agreement, as well as certain financial reporting requirements. As of March 31, 2012, we are in compliance with these loan covenants.

We have an unsecured $4,000 line of credit with Provident Bank. As of March 31, 2012, $600 was outstanding on the line of credit which becomes due and payable on July 28, 2012. Interest is at a variable rate and borrowings are on a demand basis without restrictions. At March 31, 2012, we are in compliance with all loan covenants under the line of credit. On May 4, 2012, we drew down $900 of the line of credit to pay the settlement with the local exchange carrier which is due and payable on July 28, 2012.

In connection with the Alteva transaction, we agreed to pay up to a total of $2,000 in cash to Alteva, LLC, on August 5, 2012 and 2013 (or prior to January 1, 2013 depending on certain tax law changes), if certain performance-based conditions are satisfied. We also withheld $750 from the purchase price as security for a potential working capital adjustment, the payment of certain liabilities and for possible indemnification claims. On August 5, 2012, we will pay to Alteva, LLC the sum of $750, less any amounts offset against such amount pursuant to the terms of our agreement with Alteva, LLC.

Between July 28, 2012 and August 5, 2012, we will be obligated to make payments of up to $8,750 pursuant to our obligations to CoBank, ACB, Provident Bank and Alteva, LLC. In order to satisfy our obligations we are currently seeking to refinance our existing debt. We may also explore various sources of liquidity to ensure financing flexibility, including issuing new debt or extending the maturity date of our existing debt, and raising equity through private or public offerings. We believe that our guaranteed payments from the O-P in 2012 and 2013 along with our put right will allow us to refinance our debt on favorable terms or locate alternative financing. If we are unable to refinance or extend the maturity of our existing debt and are unable to locate alternative financing on favorable terms, then we will need to use our O-P distributions and available cash to satisfy these obligations.

CASH FROM OPERATING ACTIVITIES

Our source of funds continues to be primarily generated from cash distributions from the O-P which differs from the income from equity method investments reported in our statement of income. For the three-month period ended March 31, 2012, we recorded $1,425 of income from the O-P and $3,250 in cash distributions. For the three-month period ended March 31, 2011, we recorded $3,218 of income from the O-P and $2,432 in cash distributions. Pursuant to the terms of the 4G Agreement, we are guaranteed annual cash distributions from the O-P of $13,000 for both 2012 and 2013. The O-P’s cash distributions are made to us on a quarterly basis.

CASH FROM INVESTING ACTIVITIES

Capital expenditures totaled $329 during the three months ended March 31, 2012 as compared to $1,335 for the corresponding period in 2011. The reduction in capital expenditures was primarily a result of planned timing of lower capital expenditures during the first three month of 2012. During the second quarter of 2012, we anticipate obtaining additional office space for our Alteva operations in Philadelphia, Pennsylvania. It is expected that these capital expenditures will total approximately $900 during the second quarter of 2012. Intangible asset expenditures totaled $147 during the three months ended March 31, 2012 compared to $0 for the corresponding period in 2011. The increase was primarily due to the purchase of additional seat licenses.

CASH FROM FINANCING ACTIVITIES

We used $2,123 in financing activities during the three-month period ended March 31, 2012 virtually unchanged from the prior year period. Dividends declared on our common shares by the Board of Directors were $0.27 per share for the three-months ended March 31, 2012 and were $0.26 for the three-months ended March 31, 2011. The total amount of dividends paid on our common shares by us for each of the three-month periods ended March 31, 2012 and 2011 was $1,573 and $1,428, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any material market risk. We do not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes. Our only asset exposed to market risk is our interest bearing bank account. We had $259 of funds deposited in an interest bearing certificate of deposit with a commercial bank at March 31, 2012. In regards to our CoBank ACB term loan, we have the option of choosing the following rate options: Weekly Quoted Variable Rate, Long-Term Fixed Quote and a LIBOR Option. There were no material changes to our quantitative disclosures about market risk as presented in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our President and Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2012, the New York State Public Service Commission (“NYPSC”) and New Jersey Board of Public Utilities (“NJBPU”) approved our Amended and Restated 2008 Long Term Incentive Plan (“Amended LTIP”) that was approved by our shareholders on April 29, 2011. After receiving approval from the NYPSC and NJBPU but prior to filing our Form S-8 Registration Statement for the Amended LTIP, we granted stock options to purchase 53,543 shares of our common stock to three members of our senior management team under the Amended LTIP. These stock options, which were granted on February 24, 2012, were not registered on a Form S-8 Registration Statement.

These stock options were issued without registration under the Securities Act of 1933 as amended (the "Securities Act”) in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act because in each case there was no general solicitation and only a small number of recipients, which were each members of our senior management team and sophisticated and able to evaluate the risks of the investment. The shares of common stock underlying these stock options are subject to the resale prohibition under the Securities Act and may not be sold or transferred without registration except in accordance with Rule 144 of the Securities Act.

ITEM 5. OTHER INFORMATION

Settlement Agreement

Effective April 30, 2012, the Company and a local exchange carrier mutually agreed to resolve a dispute and entered into a Settlement Agreement. As part of the Settlement Agreement, the Company paid the local exchange carrier $900 on May 4, 2012 by drawing down $900 from its line of credit with Provident Bank. The Company accrued $900 as an expense as of December 31, 2011.

Shareholders in 401(k) Plan

As of March 31, 2012, 1.1% of our outstanding common shares were held by employees in our 401(k) plan. These percentages fluctuate quarterly.

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

Warwick Valley Telephone Company
(Registrant)

Date: May 10, 2012	/s/Duane W. Albro
Duane W. Albro
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2012	/s/Ralph Martucci, Jr.
Ralph Martucci, Jr.
Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Duane W. Albro, President, and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Ralph Martucci, Jr., Executive Vice President, Chief Financial Officer and Treasurer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Duane W. Albro, President, and Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Ralph Martucci, Jr., Executive Vice President, Chief Financial Officer and Treasurer.

*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*		Pursuant to Rule 406T of Regulation S-T, the information in this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

