Form 10-Q
period 2012-06-30
WARWICK VALLEY TELEPHONE CO
filed 2012-08-09
CIK 104777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of Warwick Valley Telephone Company common stock outstanding as of August 2, 2012 was 5,793,223.

Part I – Financial Information

Item 1. Financial Statements

WARWICK VALLEY TELEPHONE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands except share and per share amounts)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,430	$4,575
Short term investments	260	259
Accounts receivable - net of allowance for uncollectibles - $613 and $759 in 2012 and 2011, respectively	3,527	2,717
Other accounts receivable	199	174
Materials and supplies	794	832
Prepaid expenses	929	731
Prepaid income taxes	3,371	2,715
Deferred Income taxes	405	405
Total current assets	10,915	12,408

Property, plant and equipment, net	24,949	25,425
Unamortized debt issuance costs	6	45
Intangible assets, net	8,446	8,605
Investments	0	1,979
Goodwill	9,121	9,121
Other assets	336	333

Total assets	$53,773	$57,916
Liabilities and Shareholders' Equity
Current liabilities
Short-term borrowings	$7,325	$5,600
Current maturities of long-term debt	380	1,139
Accounts payable	1,595	1,715
Amounts due in connection with business acquisition	2,247	2,377
Derivative liability in connection with business acquisition	66	131
Advance billing and payments	382	390
Customer deposits	45	51
Accrued taxes	774	521
Pension and postretirement benefit obligations	622	622
Other accrued expenses	2,519	3,347
Total current liabilities	15,955	15,893

Amounts due in connection with business acquisition	484	472
Deferred income taxes	1,503	1,358
Pension and postretirement benefit obligations	9,613	9,915

Total liabilities	27,555	27,638

Commitments and contingencies

Puttable common stock, $.01 par value, 272,479 shares issued and outstanding	4,125	4,125

Shareholders' equity
Preferred shares - $100 par value; authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000	500	500
Common stock - $0.01 par value; authorized shares of 10,000,000 issued 6,309,569 and 6,217,839 shares at June 30, 2012 and December 31, 2011, respectively	63	62
Treasury stock - at cost, 788,825 and 735,391 shares of common stock at June 30, 2012 and December 31, 2011, respectively	(7,049)	(6,262)
Additional paid in capital	7,265	6,191
Accumulated other comprehensive loss	(4,720)	(4,979)
Retained earnings	26,034	30,641

Total shareholders' equity	22,093	26,153

Total liabilities and shareholders' equity	$53,773	$57,916

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

($ in thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Operating revenues
Telephone	$3,634	$4,600	$7,441	$9,348
Unified Communications	3,252	1,211	6,526	2,641
Total operating revenues	6,886	5,811	13,967	11,989

Operating expenses
Cost of services and products (exclusive of depreciation and amortization expense)	3,434	2,944	6,982	6,191
Selling, general and administrative expenses	5,603	4,103	11,011	7,588
Depreciation and amortization	1,296	1,341	2,575	2,738
Total operating expenses	10,333	8,388	20,568	16,517
Operating loss	(3,447)	(2,577)	(6,601)	(4,528)

Other income (expense)
Interest income (expense)	(112)	2	(169)	59
Income from equity method investment	3,096	2,198	4,521	5,416
Other income (expense), net	136	9	131	15
Total other income (expense)	3,120	2,209	4,483	5,490
Income (loss) before income taxes	(327)	(368)	(2,118)	962

Income taxes (benefit)	(99)	(128)	(656)	330
Net income (loss)	(228)	(240)	(1,462)	632

Preferred dividends	7	7	13	13
Income (loss) applicable to common stock	$(235)	$(247)	$(1,475)	$619

Basic earnings (loss) per share	$(0.04)	$(0.05)	$(0.26)	$0.11
Basic earnings (loss) per puttable common share	$(0.04)	$0.00	$(0.26)	$0.00

Diluted earnings (loss) per share	$(0.04)	$(0.05)	$(0.26)	$0.11
Diluted earnings (loss) per puttable common share	$(0.04)	$0.00	$(0.26)	$0.00

Weighted average shares of common stock used to calculate earnings per share
Basic	5,730,702	5,406,894	5,722,824	5,400,822
Basic (puttable common)	272,479	0	272,479	0
Diluted	5,730,702	5,406,894	5,722,824	5,424,287
Diluted (puttable common)	272,479	0	272,479	0
Dividends declared per common share	$0.27	$0.26	$0.54	$0.52

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income (loss)	$(228)	$(240)	$(1,462)	$632

Other comprehensive income (loss), net of tax:
Unrealized holding gains (loss) arising during the period	-	13	-	8
Defined benefit pension plans:
Amortization of transition obligation	5	4	9	9
Prior service cost arising during period	(44)	114	(88)	(88)
Net loss arising during period	170	(37)	339	272

Other comprehensive income (loss)	131	94	260	201

Comprehensive income (loss)	$(97)	$(146)	$(1,202)	$833

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES

Net Income (loss)	$(1,462)	$632
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,575	2,738
Allowance for uncollectibles	160	125
Stock-based compensation expense	398	626
Deferred income taxes	0	109
Income from equity investments, net of distributions	1,979	739
Change in fair value of derivative liability	(65)	0
Changes in assets and liabilities
Accounts receivable	(970)	369
Other accounts receivable	(25)	(100)
Materials and supplies	38	10
Prepaid income taxes	(656)	(1,283)
Prepaid expenses	(198)	(167)
Other assets	0	(28)
Accounts payable	(121)	294
Customers' deposits	(6)	(2)
Advance billing and payment	(8)	25
Accrued taxes	253	(676)
Pension and postretirement benefit obligations	102	8
Other accrued expenses	(828)	(895)
Net cash provided by operating activities	1,166	2,524

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,499)	(1,801)
Purchase of intangibles	(405)	(15)
Sale of short-term investments	0	1,176
Purchase of short-term investments	0	(993)
Net cash used in investing activities	(1,904)	(1,633)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of long-term debt	(759)	(759)
Amounts due in connection with business acquisition, net	(118)	0
Proceeds from short term borrowings	1,725	0
Treasury stock purchases	(111)	(340)
Dividends (Common and Preferred)	(3,144)	(2,860)
Net cash used in financing activities	(2,407)	(3,959)

Net change in cash and cash equivalents	(3,145)	(3,068)

Cash and cash equivalents at beginning of period	4,575	10,899

Cash and cash equivalents at end of period	$1,430	$7,831

Suplemental disclosure of non-cash investing and financing activities:
Treasury stock acquired in connection with cashless exercise of stock options	$677	$1,476

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included. Operating results and cash flows for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.

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

Reclassifications

Certain items in the 2011 segment footnote (see Note 8) have been reclassified in order to conform to the 2012 presentation.

NOTE 2: BUSINESS ACQUISITION

The following unaudited pro forma consolidated results of operations for the Company for the three and six months ended June 30, 2011 assumes that the purchase of certain assets and assumption of certain liabilities of Alteva, LLC (now Avetla, LLC) on August 5, 2011 occurred instead on January 1, 2011. The unaudited pro forma information presents the combined operating results of the purchased lines of business and the Company with the results prior to the asset purchase date adjusted for amortization of intangibles and depreciation of fixed assets based on the purchase price allocation and the elimination of acquisition related costs.

These unaudited pro forma results do not purport to be indicative of the results that would have been obtained if the asset purchase occurred as of January 1, 2011 nor does the unaudited pro forma data intend to be a projection of results that may be obtained in the future.

	Three Months Ended June 30,	Six Months Ended June 30,
	2011	2011

Operating revenues	$7,664	$15,408

Net income (loss)	$(68)	$553

Earnings (loss) per common share:

Basic	$(0.01)	$0.10

Diluted	$(0.01)	$0.10

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

In July 2012, an accounting standards update regarding “Testing Indefinite-Lived Intangible Assets for Impairment” was issued. This update allows an entity to first assess qualitative factors in determining whether events and circumstances indicate that it is more-likely-than not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more-likely-than not that the indefinite-lived intangible asset is impaired, then the entity is not required to perform a quantitative impairment test. This update is effective for fiscal years beginning after September 15, 2012. The Company is currently evaluating the effects this new standard may have on its consolidated financial statements.

NOTE 4: SHORT-TERM INVESTMENTS

The following is a summary of the Company’s short-term investments classified as available for sale at June 30, 2012 and December 31, 2011:

		Unrealized	Fair Value
	Amortized	Gains	Carrying
	Cost	(Losses)	Value
June 30, 2012
Bank certificate of deposit	$260	$0	$260

December 31, 2011
Bank certificate of deposit	$259	$0	$259

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

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

Level 3:	Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). The Company’s valuation models are primarily industry standard models. Level 3 instruments include derivative instruments. The Company does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of June 30, 2012:

	Level 1	Level 2	Level 3	Total

Short-term investments	$260	$0	$0	$260

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands except share and per share amounts)

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total

Short-term investments	$259	$0	$0	$259

Derivative liability

In connection with the Company’s acquisition of substantially all of the assets and assumption of certain liabilities of Alteva, LLC (now Avetla, LLC) on August 5, 2011, the members of Avetla, LLC entered into a Lock-Up and Put Agreement with the Company effective October 21, 2011. The Lock-up and Put Agreement includes a purchase price protection that provides that if the price of the Company’s common stock for the 30 trading days immediately prior to the October 21, 2012 or December 15, 2012 (but excluding the three trading days prior to and after the record date for any cash dividend declared by the Company) ( the “Release Date Price”) is less than $11.74, then the Company will issue to the Avetla, LLC members the aggregate number of shares of the Company’s common stock equal to the difference between $1,600 and the market value of 50% of the aggregate shares on October 21, 2012 or December 15, 2012, or 100% of the aggregate shares if the release Date is less than $11.74 on both dates. The purchase price protection provision is considered to be a derivative instrument and must be valued and recognized at the instrument’s current fair market value as of the date of issuance and adjusted each period the financial statements are presented. The Company employed a binomial pricing model to calculate the fair value of the price protection and recorded the fair value as a current liability on its consolidated balance sheet. Inputs are adjusted each period to reflect changes in the Company’s estimate of value of the underlying common stock.

The fair value of the price protection was estimated utilizing the binomial pricing model with the following assumptions as of June 30, 2012 and December 31, 2011:

Binomial method	June 30, 2012	December 31, 2011
Model iterations	100.5	100.5
Simulated median price	$13.51	$13.45
Exercise price per share	$11.74	$11.74
Expected volatility	19.63%	12.03%
Risk free interest rate	0.15%	0.15%
Yield rate	7.99%	7.73%

The following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Level 1	Level 2	Level 3	Total

Derivative liability in connection with business acquisition	$0	$0	$66	$66

The following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total

Derivative liability in connection with business acquisition	$0	$0	$131	$131

The following table represents a summary of changes in the fair value of the Company’s Level 3 derivative liability for the period ended June 30, 2012:

Derivative liability balance December 31, 2011	$131
Decrease in fair value of price protection instrument	(65)
Derivative liability balance June 30, 2012	$66

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

The weighted average number of shares of common stock used in diluted earnings per share for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012 (1)	2011 (1)	2012 (1)	2011

Weighted average shares of common stock used in basic earnings per share	5,458,223	5,406,894	5,450,345	5,400,822
Effects of puttable common stock	272,479	0	272,479	0
Effects of stock options	0	0	0	6,290
Effects of restricted stock	0	0	0	17,175
	5,730,702	5,406,894	5,722,824	5,424,287

(1) Basic and diluted weighted average shares were the same for the three months and six months ended June 30, 2012 because the effects of the potentially diluted securities were anti-dilutive and they were excluded from the calculation.

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

The Unified Communications segment includes $9,121 of goodwill as of June 30, 2012, resulting from the Company’s acquisition of substantially all of the assets and certain liabilities of Alteva, LLC in 2011.

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

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual value. Identifiable intangible assets that are subject to amortization are evaluated for impairment. The components of other intangible assets are as follows:

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
As of June 30, 2012
Customer relationships	8 years	$5,400	$(619)	$4,781
Trade name	15 years	2,400	(146)	2,254
Telephone seat licenses	5 years	1,777	(366)	1,411
Total		$9,577	$(1,131)	$8,446

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
As of December 31, 2011
Customer relationships	8 years	$5,400	$(281)	$5,119
Trade name	15 years	2,400	(67)	2,333
Telephone seat licenses	5 years	1,372	(219)	1,153
Total		$9,172	$(567)	$8,605

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands except share and per share amounts)

NOTE 8: SEGMENT INFORMATION

Segment Realignment

In the first quarter of 2012, the Company realigned its segment reporting (internal and external) and renamed the Online segment Unified Communications. The Company made these changes as a result of its purchase, on August 5, 2011, of substantially all of the assets of and certain liabilities of Alteva, LLC, formerly a cloud-based Unified Communications solutions provider and enterprise hosted Voice over Internet Protocol (“VoIP”) provider. The acquisition is part of the Company’s strategy to transform its operations from one primarily dependent upon its ILEC and related revenues, to operations more focused on developing and implementing a Unified Communications solutions strategy. Accordingly, broadband Internet, dial-up Internet access services and TV services, which previously were included in the Company’s Online segment, became part of the Telephone segment. Concurrently, to align the segments with the Company’s revised management structure and operating model, wholesale carrier services and conference services were moved out of the Telephone segment and into the Unified Communications service segment. The Company believes the new strategy, which realigns the reportable segments, will enable the Company to develop a more sustainable business in the future that will drive earnings growth and provide a better return on our assets.

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

Segment balance sheet information as of June 30, 2012 and December 31, 2011 is set forth below:

	June 30, 2012	December 31, 2011
Segment assets
Telephone	$117,602	$116,215
Unified Communications	22,383	21,543
Eliminations	(86,212)	(79,842)
Total segment assets	$53,773	$57,916

Segment statement of operations information for the three months ended June 30, 2012 and 2011 is set forth below:

	2012	2011
Segment operating revenues
Telephone	$3,634	$4,600
Unified Communications	3,252	1,211
Total segment operating revenues	$6,886	$5,811

Segment depreciation and amortization
Telephone	$829	$1,152
Unified Communications	467	189
Total segment depreciation and amortization	$1,296	$1,341

Segment operating loss
Telephone	$(310)	$(335)
Unified Communications	(3,137)	(2,242)
Total segment operating loss	(3,447)	(2,577)

Interest income, (expense), net	(112)	2
Income from equity investment	3,096	2,198
Other (expenses) income, net	136	9
(Loss) before income taxes	$(327)	$(368)

Certain regulatory revenue, which includes Universal Service Funds (“USF”) and National Exchange Carrier Association (“NECA”) pool settlements, accounted for 8% and 13% of the Company’s revenues for the three months ended June 30, 2012 and 2011, respectively. Accounts receivable for certain regulatory revenue represented 11% and 13% of consolidated accounts receivable at June 30, 2012 and 2011, respectively.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands except share and per share amounts)

Segment income statement information for the six months ended June 30, 2012 and 2011 is set forth below:

	2012	2011
Segment operating revenues
Telephone	$7,441	$9,348
Unified Communications	6,526	2,641
Total segment operating revenues	$13,967	$11,989

Segment depreciation and amortization
Telephone	$1,681	$2,294
Unified Communications	894	444
Total segment depreciation and amortization	$2,575	$2,738

Segment operating loss
Telephone	$(722)	$(422)
Unified Communications	(5,879)	(4,106)
Total segment operating loss	(6,601)	(4,528)

Interest income, (expense), net	(169)	59
Income from equity investment	4,521	5,416
Other (expenses) income, net	131	15
Income (loss) before income taxes	$(2,118)	$962

Certain regulatory revenue, which includes USF and NECA pool settlements, accounts for 8% and 13% of the Company’s revenues for the six months ended June 30, 2012 and 2011, respectively. Accounts receivable for certain regulatory revenue represents 11% and 13% of consolidated accounts receivable at June 30, 2012 and 2011, respectively.

NOTE 9: MATERIALS AND SUPPLIES

Material and supplies are carried at average cost. As of June 30, 2012 and December 31, 2011, material and supplies consisted of the following:

	2012	2011
Inventory for outside plant	$258	$322
Inventory for inside plant	313	266
Inventory for online equipment	77	77
Inventory for video equipment / DIRECTV	25	68
Inventory for equipment held for sale or lease	16	16
Inventory for VoIP telephone equipment	105	83
	$794	$832

NOTE 10: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost, consisting of the following as of June 30, 2012 and December 31, 2011:

	2012	2011
Land, buildings and other support equipment	$11,044	$10,908
Network communications equipment	37,073	36,187
Telephone plant	30,741	30,571
Online plant	6,551	6,885
Plant in service	85,409	84,551
Plant under construction	867	297
	86,276	84,848
Less: Accumulated depreciation	61,327	59,423
Property, plant and equipment, net	$24,949	$25,425

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands except share and per share amounts)

NOTE 11: ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

The Company is a limited partner in the Orange County-Poughkeepsie Limited Partnership (“O-P”) and had an 8.108% equity interest as of June 30, 2012 and 2011, which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East LP.

On May 26, 2011, the Company entered into an agreement with Verizon Wireless of the East LP, the general partner and a limited partner, and Cellco Partnership, the other limited partner, in the O-P to make certain changes to the O-P partnership agreement, which, among other things, specifies that the O-P will provide 4G cellular services (the “4G Agreement”). The 4G Agreement provides that the O-P’s business will be converted from a wholesale business to a retail business. The 4G Agreement provides for guaranteed annual cash distributions to the Company from the O-P through 2013.  For 2011, annual cash distributions from the O-P were $13,600 and for 2012 and 2013 the annual cash distribution will be $13,000.  Annual cash distributions are paid in equal quarterly amounts. The 4G Agreement also gives the Company the right (the “Put”) to require one of the O-P’s limited partners to purchase all the Company’s ownership interest in the O-P during April 2013 or April 2014 for an amount equal to the greater of (a) $50,000 or (b) the product of five (5) times 0.081081 times the O-P’s EBITDA, as defined in the 4G Agreement, for the calendar year preceding the exercise of the Put.

The conversion of the O-P from a wholesale business to a retail business pursuant to the 4G Agreement increased the cellular service costs and operating expenses incurred by the O-P, which caused a subsequent reduction in the O-P’s net income due primarily to the inclusion of sales and marketing expenses. Although the Company’s share of the O-P net income recorded in the Company’s income statement has decreased, the annual cash distributions the Company receives from the O-P will remain unchanged through 2013 pursuant to the terms of the 4G Agreement.

Pursuant to the equity method accounting, the Company is required to record the income from the O-P as an increase to the Company’s investment account. The Company is required to apply the cash payments made under the 4G Agreement as a return on its investment when received. Under equity method accounting, the Company currently reports as income its proportionate share of the O-P income, which is less than the guaranteed cash distributions it receives from the O-P. The cash distributions the Company receives from the O-P that are in excess of the Company’s proportionate share of the O-P income is applied to its investment account. As a result of receiving the fixed guaranteed cash distributions from the O-P in excess of the Company’s proportionate share of the O-P income, the investment account was reduced to zero during the quarter ended June 30, 2012. Therefore, the Company will record the greater of the Company’s share of the O-P income or the fixed guaranteed cash distributions that are received from the O-P beginning in the three months ended September 30, 2012, directly to the Company’s statement of operations as other income.

The following summarizes the income statement (unaudited) for the six months ended June 30, 2012 and 2011 that the O-P provided to the Company:

	2012	2011 (1)
Net sales	$150,416	$116,165
Cellular service cost	70,353	32,508
Operating expenses	41,375	16,868
Operating income	38,688	66,789
Other income	6	14
Net income	$38,694	$66,803

Company share	$3,137	$5,416

(1) The O-P’s income statement for the six months ended June 30, 2011, represents four months of the O-P operating as a wholesale business and two months of the O-P operating as a retail business in accordance with Amendment 6 to the O-P Limited Partnership Agreement effective May 1, 2011 (“Amendment 6”)

The following summarizes the income statement (unaudited) for the three months ended June 30, 2012 and 2011 that O-P provided to the Company:

	2012	2011 (1)
Net sales	$76,180	$67,776
Cellular service cost	34,305	27,020
Operating expenses	20,755	13,659
Operating income	21,120	27,097
Other income	4	16
Net income	$21,124	$27,113

Company share	$1,713	$2,198

(1) The O-P’s income statement represents, for the three months ended June 30, 2011, one months of the O-P operating as a wholesale business and two months of the O-P operating as a retail business in accordance with Amendment 6.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands except share and per share amounts)

The following summarizes the balance sheet as of June 30, 2012 (unaudited) and December 31, 2011 that O-P provided to the Company:

	2012	2011
Current assets	$20,469	$20,525
Property, plant and equipment, net	39,472	39,596
Total assets	$59,941	$60,121

Total liabilities	$33,336	$42,500
Partners' capital	26,605	17,621
Total liabilities and partners' capital	$59,941	$60,121

NOTE 12: PENSION AND POSTRETIREMENT OBLIGATIONS

The components of net periodic cost (gain) for the six months ended June 30, 2012 and 2011 are as follows:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Service cost	$0	$0	$8	$6
Interest cost	383	435	108	123
Expected return on plan assets	(438)	(410)	(86)	(81)
Amortization of transition asset	0	0	14	14
Amortization of prior service cost	28	28	(165)	(165)
Amortization of net loss	463	436	67	47

Net periodic benefit cost (gain)	$436	$489	$(54)	$(56)

The components of net periodic cost (gain) for the three months ended June 30, 2012 and 2011 are as follows:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Service cost	$0	$0	$4	$3
Interest cost	192	217	54	61
Expected return on plan assets	(219)	(205)	(43)	(40)
Amortization of transition asset	0	0	7	7
Amortizaton of prior service cost	14	14	(83)	(83)
Amortization of net loss	231	218	34	24

Net periodic benefit cost (gain)	$218	$244	$(27)	$(28)

The Company expects to contribute a total of $622 to its pension and postretirement benefit plans in 2012. For the six months ended June 30, 2012, the Company has contributed $280 of this amount to its pension and postretirement benefit plans.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands except share and per share amounts)

NOTE 13: INCOME TAXES

Generally, for interim tax reporting, one overall estimated annual effective tax rate is computed for tax jurisdictions not subject to valuation allowance and applied to the year to date ordinary income loss. The effective tax rate for the three months ended June 30, 2012, and 2011 was 30.3% and 34.8%, respectively, and the effective tax rate for the six months ended June 30, 2012 and 2011 was 31.0% and 34.3%, respectively. The adjusted tax rate for the three and six months ended June 30, 2012 was lower than the U.S. statutory rate primarily due to the net tax benefits.

The accounting standard regarding accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities, unless expected to be paid within one year. As of June 30, 2012 and December 31, 2011, the Company has no liability for unrecognized tax benefits.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. For the six months ended June 30, 2012 and 2011, no interest expense or penalties were incurred relating to unrecognized tax benefits.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2008 and thereafter.

NOTE 14: SHAREHOLDERS’ EQUITY

A summary of the changes to shareholders’ equity for the six months ended June 30, 2012 and 2011 is provided below:

	2012	2011
Shareholders' equity, beginning of period	$26,153	$36,425
Net income (loss)	(1,462)	632
Dividends paid on common stock	(3,131)	(2,847)
Dividends paid on preferred stock	(13)	(13)
Stock and stock option compensation	398	626
Treasury stock purchases	(789)	(1,476)
Exercise of stock options	677	1,136
Changes in unrealized gain (loss) on investments	0	8
Changes in pension and postretirement benefit plans	260	193

Shareholders' equity, end of period	$22,093	$34,684

NOTE 15: STOCK BASED COMPENSATION

The Company adopted and, at its annual meeting held on April 29, 2011, its shareholders approved the Amended and Restated 2008 Long-Term Incentive Plan (the “Amended and Restated LTIP”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock. The Amended and Restated LTIP increased the total number of shares authorized under the Amended and Restated LTIP from 500,000 shares to 1,100,000 shares of common stock. Shares available for grant under the Amended and Restated LTIP may be either authorized but unissued shares or shares that have been reacquired by the Company and designated as treasury shares. As of June 30, 2012, 629,469 shares of common stock were available for grant under the Amended and Restated LTIP. The Amended and Restated LTIP permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares. The exercise price per share of the Company’s common stock purchasable under any stock option or stock appreciation right may not be less than 100% of the fair market value of one share of common stock on the date of grant. The term of any stock option or stock appreciation may not exceed ten years. The Amended and Restated LTIP also provides plan participants with a cashless mechanism to exercise their stock options. Issued restricted stock, stock options and restricted stock units are subject to vesting restrictions.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands except share and per share amounts)

Restricted Common Stock Awards

The following table summarizes the restricted common stock activity with certain eligible participants during the six months ended June 30, 2012:

			Grant Date
	Date Issued	Shares	Fair Value per Share

Restricted stock granted	1/6/2012	14,608	$12.93
Restricted stock granted	2/24/2012	31,673	$14.38
Total restricted stock granted		46,281

Stock-based compensation expense for restricted stock awards was $320 and $448 for the six months ended June 30, 2012 and 2011, respectively, and $166 and $333 for the three months ended June 30, 2012 and 2011, respectively. Restricted stock awards are amortized over their respective vesting periods of two or three years. The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis. The Company has determined expected forfeitures based on recent activity and is recognizing compensation expense only for those restricted common shares expected to vest.

The following table summarizes the restricted common stock activity during the six-month periods ended June 30, 2012 and 2011:

	2012		2011
		Grant Date Weighted Average		Grant Date Weighted Average
Unvested Shares	Shares	Price per Share	Shares	Price per Share

Balance - Beginning of period	68,559	$14.15	47,373	$12.64
Granted	46,281	13.92	58,676	14.67
Vested	(31,094)	13.92	(33,986)	13.25
Forfeited	(148)	13.67	0	0.00
Balance - End of period	83,598	$14.11	72,063	$13.99

The total fair value of restricted stock vested during the six-month periods ended June 30, 2012 and 2011 was $433 and $451, respectively.

Stock Options

The following tables summarize stock option activity for the six-month periods ended June 30, 2012 and 2011, along with stock options exercisable at the end of the period:

	2012		2011
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding - beginning of period	203,864	$14.02	160,733	$11.33
Stock options granted	144,852	14.38	148,381	14.83
Exercised	(45,610)	14.85	(103,319)	11.01
Forfeited	0	0.00	0	0.00
Outstanding - end of period	303,106	$14.07	205,795	$13.89

Vested and expected to vest at June 30	303,106		205,795
Exercisable at June 30	77,990		24,206

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands except share and per share amounts)

Stock options vest over a three-year period. The following table summarizes information about fixed-price stock options outstanding at June 30, 2012:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Instrinsic
Exercise Price Per Share	Outstanding	Price	Life (Years)	Value
$10.78	15,166	$10.78	6.2	$36
$10.02	4,051	10.02	6.7	13
$11.20	7,517	11.20	6.8	15
$12.97	7,000	12.97	7.4	1
$12.76	333	12.76	7.4	1
$12.88	22,328	12.88	7.7	7
$14.70	18,849	14.70	8.7	0
$14.85	83,010	14.85	8.7	0
$14.38	144,852	14.38	9.7	0

	303,106	$14.07	9.1	$73

Exercisable at June 30, 2012	77,990	$13.07	7.9	$13

Stock-based compensation expense for stock option awards was $78 and $178 for the six months ended June 30, 2012 and 2011, respectively, and $40 and $148 for the three months ended June 30, 2012 and 2011, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day, June 29, 2012, and the exercise price times the number of shares) that would have been received by the option holders had all the option holders exercised in-the-money stock options on June 30, 2012. This amount changes based on the fair market value of the Company’s common stock.

The fair value of the above stock-based option awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the six months ended June 30, 2012 and 2011:

Options	2012	2011

Expected life (in years)	10	10
Interest rate	2.70%	3.40%
Volatility	27.10%	32.77%
Dividend yield	7.23%	7.00%
Weighted-average fair value per share at grant date	$1.37	$2.16

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock granted to employees, as well as the effects of the acceleration of the vesting of stock options and restricted stock which had been granted to the Company’s former Chief Financial Officer in 2011 in the amount of $345, which are included in the Company’s consolidated statements of income for the three and six month periods ended June 30, 2011:

	Three Months		Six Months
Stock-Based Compensation Expense	2012	2011	2012	2011

Cost of services and products	$0	$17	$0	$34
Selling, general and administrative expenses	206	464	398	592
	$206	$481	$398	$626

As of June 30, 2012, $1,213 of total unrecognized compensation expense related to stock options and restricted common stock is expected to be recognized over a weighted average period of approximately 2.1 years.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands except share and per share amounts)

NOTE 16: SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date. Based on this evaluation, the Company has determined that no subsequent events, except for the matters discussed below, have occurred that require disclosure in the condensed consolidated financial statements.

On July 19, 2012, the New York State Public Service Commission (“PSC”) approved the Company’s petition to restructure its corporate organization. The Company has been granted the ability to transfer its regulated assets to a newly formed wholly-owned subsidiary named Warwick Valley Telephone Company, LLC, which will operate as a regulated subsidiary. In connection with the corporate restructuring, the Company plans to change its name to WVT Communications Group Inc. and operate as a holding company. The Company has submitted a similar petition with the New Jersey Board of Public Utilities (“BPU”) and anticipates receiving approval of such petition during the third quarter of 2012.

During July 2012, the Company drew down $1,350 from its line of credit with Provident Bank for capital expenditures and working capital.

On August 2, 2012, the Company entered into a third supplement to its Master Loan Agreement with CoBank ACB (“CoBank”). Under the third supplement to the Master Loan Agreement, this revolving loan facility was increased from $5,000 to $10,000 and matures on August 2, 2013. Under the third supplement, if the Company exercises the O-P Put, then the Company must prepay any amounts outstanding under the revolving loan facility and the revolving loan facility may terminate.

Under the third supplement, interest accrues on outstanding indebtedness under the revolving loan facility at an interest rate selected by the Company. The Company may select a variable rate option or a LIBOR plus 4.50% option. The Company is required to also pay an unused line fee of 0.50% per annum. Also under the third supplement, the modified total Leverage Ratio and modified Debt Service Coverage Ratio, as such terms are defined in the Master Loan Agreement, were changed to 2.50x and a new Fixed Charge Coverage Ratio, as such term is defined in the Master Loan Agreement, of not less than 1.00x was added to the Master Loan Agreement.

In connection with the closing of the third supplement, the Company drew down $6,095, which was used to repay the outstanding amount under the second supplement of $5,016, the $670 holdback due to Alteva, LLC (now Avetla, LLC) in connection with the Company’s purchase of substantially all of the assets of Alteva, LLC and related closing costs.

On August 3, 2012, Ralph Martucci, Jr. resigned as the Company’s Executive Vice President, Chief Financial Officer and Treasurer and Brian H. Callahan was appointed to succeed Mr. Martucci.

On August 6, 2012, the Company paid $670 to Avetla, LLC due in connection with the Company’s purchase of substantially all of the assets of Alteva, LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; our ability to successfully integrate the operations of Alteva; goodwill impairment; demographic changes; technological changes and changes in consumer demand; existing governmental regulations and changes in or our failure to comply with, governmental regulations; legislative proposals relating to the businesses in which we operate; changes to the USF; risks associated with our unfunded pension liability; competition; the loss of any significant ability to attract and retain highly skilled personnel and any other factors that are described in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and herein. Given these uncertainties, current and prospective investors should be cautioned regarding reliance on such forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

We are a cloud-based communications company that provides Unified Communication (“UC”) solutions that unify an organization’s communications systems; enterprise hosted Voice over Internet Protocol (“VoIP”) and operates as a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey. Through our Alteva and USA Datanet subsidiaries, we deliver cloud-based UC solutions including enterprise hosted VoIP, hosted Microsoft Communication Services, fixed mobile convergence and advanced voice applications for the desktop. By combining voice service with Microsoft Communications Services products, our customers receive a voice-enabled UC solution that integrates with existing business applications. Alteva’s solutions are designed for the enterprise market of 35 or more users, whereas USA Datanet services organizations with 35 or less users. Our ILEC operations consist of providing our historic local and toll telephone service to residential and business customers, Internet high speed broadband service, and DIRECTV.

In the first quarter of 2012, we realigned our segment reporting (internal and external) and renamed our Online segment Unified Communications. We made these changes to take into account the changes in our business resulting from the Alteva transaction. The acquisition is part of our future strategy as we continue to transform our operations from one primarily dependent upon our ILEC business, to one more focused on developing and implementing a UC solutions strategy. Accordingly, Broadband Internet, dial-up Internet access services and TV services, which previously were included in our Online segment, became part of our Telephone segment. Concurrently, to align the segments with our revised management structure and operating model, we moved Wholesale carrier services and Conference services out of the Telephone segment and into our Unified Communications segment. We believe our new strategy, which realigned our reportable segments, will enable us to develop a more sustainable business in the future that will drive earnings growth and a better return on our assets.

On July 19, 2012, the New York Public Service Commission approved our petition to restructure our corporate organization. We have been granted the ability to transfer our regulated assets to a newly formed wholly-owned subsidiary named Warwick Valley Telephone Company, LLC, which will operate as a regulated subsidiary. In connection with our corporate restructuring, we plan to change our name to WVT Communications Group Inc. and operate as a holding company. We have submitted a similar petition with the New Jersey Board of Public Utilities and anticipate receiving approval of such petition during the third quarter of 2012. We anticipate completing the reorganization by the end of the third quarter of 2012 and being able to function with the same flexibility for deploying capital as other diversified telecommunications companies.

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

Executive Summary

Revenues increased $1,075 or 19% to $6,886 for the three months ended June 30, 2012, in comparison to $5,811 for the three months ended June 30, 2011. The increase in revenues resulted from a 169% increase in revenues from our UC segment that was caused by the impact of the Alteva transaction. During the three-month period ended June 30, 2012, we had a net loss of $228, compared to net loss of $240 for the three-month period ended June 30, 2011. This decrease of $12 in net loss was primarily attributable to the increase of $898 or 41% in income from equity method investment due to excess O-P distributions over income from equity to $3,096 for the three-month period ended June 30, 2012 compared to $2,198 for the three-month period ended June 30, 2011. This decrease was offset by the increase in our operating loss of $870 or 34% to $3,447 for the three-month period ended June 30, 2012 from an operating loss of $2,577 for the three-month period ended June 30, 2011.

As of June 30, 2012, we had a working capital deficit of $5,040 which was primarily due to short-term borrowings of $7,325 we incurred in connection with the Alteva transaction, capital projects, the settlement of a dispute with a local exchange carrier and $2,207 due in connection with the Alteva transaction. We expect to satisfy these short-term obligations by extending and refinancing our debt and, if necessary, utilizing cash distributions received from the O-P. We believe that our guaranteed payments from the O-P in 2012 and 2013, along with the O-P put, will allow us to refinance our debt on favorable terms.

As of June 30, 2012, we no longer offer our landline video service because we determined to exit our landline video service after the expiration of the relevant franchises on that date. As a result of the decision, we have written down the video service inventory by $38.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

The following table presents a summary of operating results for our Telephone and UC operating segments for the periods indicated:

	Three months ended June 30, 2012				Three months ended June 30, 2011
		% of Total	Segment	Segment		% of Total	Segment	Segment
	Revenue	Revenue	Profit (loss)	Margin	Revenue	Revenue	Profit (loss)	Margin

Telephone	$3,634	53%	$(310)	(9)%	$4,600	79%	$(335)	(7)%
Unified Communications	3,252	47%	(3,137)	(96)%	1,211	21%	(2,242)	(185)%

Total	$6,886	100%	$(3,447)	(50)%	$5,811	100%	$(2,577)	(44)%

OPERATING RevenueS

Operating revenues for the three-month period ended June 30, 2012 increased $1,075 or 19% to $6,886 from $5,811 in the same period in 2011. This increase was due primarily to a 169% increase in revenues from our UC segment resulting from the addition of the operations of Alteva in August of 2011.

Revenues for our UC segment increased 169% from $1,211 for the three-month period ended June 30, 2011 to $3,252 for the three-month period ended June 30, 2012. This increase was primarily due to an increase in VoIP revenue of $2,259 as a result of the operations of Alteva.

Revenues for our Telephone segment decreased $966, or 21% from $4,600 for the three-month period ended June 30, 2011 to $3,634 for the three-month period ended June 30, 2012. This decrease was primarily due to decreases in network access services of $348, or 18%, and DIRECTV revenue of $289, or 89%. The decrease in DIRECTV revenue was due to the termination of the National Rural Telecommunications Cooperative (“NRTC”) as of August 15, 2011. We no longer bill and collect for the monthly recurring revenue for NRTC and instead we now only receive a commission on DIRECTV sales and reimbursement for installations costs. The decrease in network access services during the second quarter of 2012 was mainly due to lower USF revenues of $218 due to recent FCC reforms of USF funding and lower billing to carriers of $110.

OPERATING EXPENSES

Operating expenses for the three-month period ended June 30, 2012 increased $1,945 or 23% to $10,333 from $8,388 for the same period in 2011. This increase was primarily due to an increase of 37% in selling, general and administrative expenses associated with the growth of our UC segment and professional fees associated with our reorganization petitions in New York and New Jersey to allow us to operate as a holding company.

Cost of Services and Products

The cost of services and products increased $490 or 17% to $3,434 from $2,944 for the same period in 2011 primarily as a result of the growth in our UC segment.

Cost of services and products for our UC segment increased $1,152 or 102% from $1,129 for the three-month period ended June 30, 2011 to $2,281 for the three-month period ended June 30, 2012. This increase was primarily from the operations of Alteva since its acquisition in August of 2011.

Cost of services and products for our Telephone segment decreased $662 or 36% from $1,815 for the three-month period ended June 30, 2011 to $1,153 for the three-month period ended June 30, 2012. This decrease was primarily attributable to decreases in content costs for landline video due to the elimination of channel offerings resulting from exiting our landline video service on June 30, 2012, as well as reclassifying employees into the UC segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,500 or 37% to $5,603 from $4,103 for the same period in 2011. This increase was primarily from the operations of inclusion of Alteva’s operations since its acquisition in August of 2011 and increased professional fees.

Selling, general and administrative expenses for our UC segment increased $1,508 or 71% from $2,134 for the three-month period ended June 30, 2011 to $3,642 for the three-month period ended June 30, 2012. This increase was primarily from the operations of Alteva since its acquisition in August of 2011.

Selling, general and administrative expenses for our Telephone segment decreased $8 or 1% from $1,969 for the three-month period ended June 30, 2011 to $1,961 for the three-month period ended June 30, 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $45 or 3% to $1,296 from $1,341 for the same period in 2011. This was associated with a decrease of $349 in our Telephone segment primarily due to the full depreciation of central office switches, computer equipment and leasehold improvements, offset by an increase of $304 of amortization of the intangible trade name and customer lists associated with Alteva in our UC segment.

TOTAL OTHER INCOME (EXPENSE)

Total other income (expense) for the three-month period ended June 30, 2012 increased $911 or 41% to $3,120 from $2,209 in the same quarter of 2011. This increase is due mainly to the increase of 41% or $898 is primarily due to excess O-P distributions over income from equity as a result of the transition of the O-P from a wholesale to a retail business pursuant to the 4G Agreement effective May 2011 and offset, in-part by the accounting treatment under equity method accounting. Although our share of the O-P’s net income decreased, the annual cash distributions we receive from the O-P remained unchanged pursuant to the terms of the 4G Agreement. For more information on the 4G Agreement and the accounting treatment of the distributions we receive from the O-P, see Note 11 to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

The following table presents a summary of operating results for our Telephone and UC operating segments for the periods indicated:

	Six months ended June 30, 2012				Six months ended June 30, 2011
		% of Total	Segment	Segment		% of Total	Segment	Segment
	Revenue	Revenue	Profit (loss)	Margin	Revenue	Revenue	Profit (loss)	Margin

Telephone	$7,441	53%	$(722)	(10)%	$9,348	78%	$(422)	(5)%
Unified Communications	6,526	47%	(5,879)	(90)%	2,641	22%	(4,106)	(155)%

Total	$13,967	100%	$(6,601)	(47)%	$11,989	100%	$(4,528)	(38)%

OPERATING RevenueS

Operating revenues for the six-month period ended June 30, 2012 increased $1,978, or 17% to $13,967 from $11,989 in the same period in 2011. This increase was due primarily to a 147% increase in revenues from our UC segment resulting from the operations of Alteva being included since its acquisition in August of 2011.

Revenues for our UC segment increased $3,885, or 147% from $2,641 for the six-month period ended June 30, 2011 to $6,526 for the six-month period ended June 30, 2012. This increase was primarily due to an increase in VoIP revenue of $4,528, or resulting from additional revenue from the operations of Alteva since its acquisition in August of 2011 offset by the decrease in wholesale carrier services of $743, or 73% resulting from lower usage from wholesale customers.

Revenues for our Telephone segment decreased $1,907, or 20% from $9,348 for the six-month period ended June 30, 2011 to $7,441 for the six-month period ended June 30, 2012. This decrease was primarily due to lower DIRECTV revenues of $493, 81% as a result of the termination of the National Rural Telecommunications Cooperative (“NRTC”) as of August 15, 2011. We no longer bill and collect for the monthly recurring revenue for NRTC and instead we now only receive a commission on DIRECTV sales and reimbursement for installations costs. Additional decreases were attributable to lower network access services revenue of $779, or 19% mainly due to lower USF revenues of due to recent FCC reforms of USF funding and lower billing to carriers due to a dispute with a local exchange carrier; decrease in long distance revenue of $241, or 26% primarily associated with customers switching to our promotional prices and lower usage; decrease in video revenue of $239, or 86% resulting from our exit of landline video services and a decrease in directory advertising of $72, or 15% mainly due to lower sales of yellow page advertising.

OPERATING EXPENSES

Operating expenses for the six-month period ended June 30, 2012 increased $4,051 or 25% to $20,568 from $16,517 for the same period in 2011. This increase was primarily due to an increase of 45% in selling, general and administrative expenses associated with the growth of our UC segment and professional fees associated with our reorganization petitions in New York and New Jersey to allow us to operate as a holding company.

Cost of Services and Products

The cost of services and products increased $791, or 13% to $6,982 from $6,191 for the same period in 2011 primarily as a result of the growth in our UC segment.

Cost of services and products for our UC segment increased $2,057, or 83% from $2,474 for the six-month period ended June 30, 2011 to $4,531 for the six-month period ended June 30, 2012. This increase was primarily from the operations of Alteva since its acquisition in August of 2011.

Cost of services and products for our Telephone segment decreased $1,266, or 34% from $3,717 for the six-month period ended June 30, 2011 to $2,451 for the six-month period ended June 30, 2012. This decrease was primarily attributable to decreases in content costs for landline video due to the elimination of channel offerings resulting from exiting our landline video service on June 30, 2012, as well as reclassifying employees into the UC segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3,423, or 45% to $11,011 from $7,588 for the same period in 2011. This increase was primarily from the operations of Alteva since its acquisition in August of 2011.

Selling, general and administrative expenses for our UC segment increased $3,154, or 82% from $3,829 for the six-month period ended June 30, 2011 to $6,983 for the six-month period ended June 30, 2012. This increase was primarily from the operations of Alteva since its acquisition in August of 2011.

Selling, general and administrative expenses for our Telephone segment increased $269, or 7% from $3,759 for the six-month period ended June 30, 2011 to $4,028 for the six-month period ended June 30, 2012. This increase was primarily due to the operations of Alteva since its acquisition in August 2011; professional fees (i) associated with the dispute with a local exchange carrier, (ii) our reorganization petitions with New York and New Jersey that would allow us to operate as a holding company and (iii) increased professional fees associated with the review of our 2011 annual report on Form 10-K and the increase in compensation expenses associated with our growth initiatives, business plan and the transition of our business.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $163, or 6% to $2,575 from $2,738 for the same period in 2011. This was associated with a decrease of $613 in our Telephone segment primarily due to the full depreciation of central office switches, computer equipment and leasehold improvements, offset by an increase of $267 of amortization of the intangible trade name and customer lists associated with Alteva in our UC segment.

TOTAL OTHER INCOME (EXPENSE)

Total other income (expense) for the six-month period ended June 30, 2012 decreased $1,007 or 18% to $4,483 from $5,490 in the same period 2011. This decrease is due mainly to the decrease of 17% or $895 in income from equity method investment as a result of the transition the O-P from a wholesale to a retail business pursuant to the 4G Agreement offset, in-part, by the accounting treatment under the equity method accounting. Although our share of the O-P’s net income decreased, the annual cash distributions we receive from the O-P remained unchanged pursuant to the terms of the 4G Agreement. For more information on the 4G Agreement and the accounting treatment of the distributions we receive from the O-P, see Note 11 to our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

We had $1,690 of cash and cash equivalents and short-term investments available at June 30, 2012 as compared with $4,834 at December 31, 2011. This decrease was primarily related to additional purchases of network equipment and seat licenses, the payment of dividends and increases in operating expenses. Our short-term investments consist primarily of bank certificates of deposit. Our primary source of liquidity continues to be our guaranteed payments from the O-P pursuant to the 4G Agreement. In 2012 and 2013, we will receive aggregate annual cash distributions from the O-P of $13,000.

As of June 30, 2012, we had a working capital deficit of $5,040, which was primarily due to short-term borrowings of $7,325 we incurred in connection with the Alteva transaction and capital expenditures. In addition there is $2,207 due in connection with the Alteva transaction in August 2012. We believe this working capital deficiency is short-term in nature and we expect to satisfy these short-term borrowings by extending or refinancing our debt and, if necessary, utilizing cash distributions received from the O-P. We believe that our guaranteed payments from the O-P in 2012 and 2013 will allow us to refinance our debt on favorable terms.

As of June 30, 2012, we have drawn down the entire $5,000 principal amount of the revolving loan with CoBank ACB (“CoBank”) to fund a portion of the purchase price of the transaction with Alteva, LLC. The CoBank Revolving Loan was due and payable on August 2, 2012.

On August 2, 2012, the Company entered into a third supplement to its Master Loan Agreement with CoBank. Under the third supplement to the Master Loan Agreement, this revolving loan facility was increased from $5,000 to $10,000 and matures on August 2, 2013. Under the third supplement, if the Company exercises the O-P Put, then the Company must prepay any amounts outstanding under the revolving loan facility and the revolving loan facility may terminate.

Under the third supplement, interest accrues on outstanding indebtedness under the revolving loan facility at an interest rate selected by the Company. The Company may select a variable rate option or a LIBOR plus 4.50% option. The Company is required to also pay an unused line fee of 0.50% per annum. Also under the third supplement, the modified total Leverage Ratio and modified Debt Service Coverage Ratio, as such terms are defined in the Master Loan Agreement, were changed to 2.50x and a new Fixed Charge Coverage Ratio, as such term is defined in the Master Loan Agreement, of not less than 1.00x was added to the Master Loan Agreement.

In connection with the closing of the third supplement, the Company drew down $6,095, which was used to repay the outstanding amount under the second supplement of $5,016, the $670 holdback due to Alteva, LLC (now Avetla, LLC) in connection with the Company’s purchase of substantially all of the assets of Alteva, LLC and related closing costs.

Under the terms of the CoBank facility, we are required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios as described above and restrictions on dividends, as set forth in the Master Loan Agreement, as well as certain financial reporting requirements. Dividend payments are limited to our level of net income until the facility matures in August 2013. We obtained a waiver that permits us to pay up to $6,480 in dividends during 2012. We have paid $3,144 in dividends through June 30, 2012. As of June 30, 2012, were in compliance with these loan covenants.

We have an unsecured $4,000 line of credit with Provident Bank. As of June 30, 2012, $2,325 was outstanding on the line of credit which becomes due and payable on October 28, 2012. Interest is at a variable rate and borrowings are on a demand basis without restrictions. At June 30, 2012, we are in compliance with all loan covenants under this line of credit. During the three months ended June 30, 2012, we drew down $1,725 of this line of credit to pay for the settlement with a wholesale carrier and capital projects. In July 2012, we drew down $1,350 from this line of credit for capital expenditures and working capital.

In connection with the Alteva transaction, we agreed to pay up to a total of $2,000 in cash to Alteva, LLC (now Avetla, LLC), in August 2012 and 2013 (or prior to January 1, 2013 depending on certain tax law changes), if certain performance-based conditions are satisfied. We also withheld $750 from the purchase price as security for a potential working capital adjustment, the payment of certain liabilities and for possible indemnification claims. On August 6, 2012 we paid $670 due in connection with the holdback amount.

CASH FROM OPERATING ACTIVITIES

Our source of funds continues to be primarily generated from cash distributions from the O-P which differs from the income from equity method investments reported in our statement of income. For the six-month period ended June 30, 2012, we recorded $4,521 of income from the O-P and we received $6,500 in cash distributions. For the six-month period ended June 30, 2011, we recorded $5,416 of income from the O-P and received $6,155 in cash distributions. Pursuant to the terms of the 4G Agreement, we are guaranteed annual cash distributions from the O-P of $13,000 for both 2012 and 2013. The O-P’s cash distributions are made to us on a quarterly basis.

CASH FROM INVESTING ACTIVITIES

Capital expenditures totaled $1,499 during the six months ended June 30, 2012 as compared to $1,801 for the corresponding period in 2011. The reduction in capital expenditures was primarily a result of planned timing of lower capital expenditures during the first six months of 2012. During the second quarter of 2012, we obtained additional office space for our Alteva operations in Philadelphia, Pennsylvania. These capital expenditures totaled approximately $1,499 during the second quarter of 2012. Intangible asset expenditures totaled $405 during the six months ended June 30, 2012 compared to $15 for the corresponding period in 2011. The increase was primarily due to the purchase of additional seat licenses.

CASH FROM FINANCING ACTIVITIES

We used $2,407 in financing activities during the six-month period ended June 30, 2012 as compared to $3,959 for the corresponding period in 2011. Dividends declared on our common shares by the Board of Directors were $0.27 per share for the three-months ended June 30, 2012 and were $0.26 for the six-months ended June 30, 2011. The total amount of dividends paid on our common shares by us for each of the six-month periods ended June 30, 2012 and 2011 was $3,131 and $2,847, respectively. We drew down $1,735 from our line of credit with Provident Bank during the six months ended June 30, 2012 primarily for capital projects.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any material market risk. We do not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes. Our only asset exposed to market risk is our interest bearing bank account. We had $260 of funds deposited in an interest bearing certificate of deposit with a commercial bank at June 30, 2012. At June 30, 2012, our unsecured line of credit with Provident Bank and the CoBank revolving loan were subject to variable interest rates that exposes us to interest rate risks. During the quarter ended June 30, 2012, there were no material changes to our quantitative disclosures about market risk as presented in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of June 30, 2012. There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Shareholders in 401(k) Plan

As of June 30, 2012, 0.7% of our outstanding common shares were held by employees in our 401(k) plan. These percentages fluctuate quarterly.

ITEM 6. EXHIBITS

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Duane W. Albro, Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer

(32)	Section 1350 Certifications

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Duane W. Albro, Chief Executive Officer

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer

(101)	Interactive Data File

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warwick Valley Telephone Company
(Registrant)

Date: August 9, 2012	By:	/s/ Duane W. Albro
Duane W. Albro
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2012	By:	/s/ Brian H. Callahan
Brian H. Callahan
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits

* 31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Duane W. Albro, Chief Executive Officer

* 31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer

* 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Duane W. Albro, Chief Executive Officer

* 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer

* 101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to Rule 406T of Regulation S-T, the information in this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

