Form 10-Q
period 2012-09-30
WARWICK VALLEY TELEPHONE CO
filed 2012-11-09
CIK 104777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

Commission File No. 001-35724

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The number of shares of Warwick Valley Telephone Company common stock outstanding as of November 5, 2012 was 5,792,404.

Part I – Financial Information

Item 1. Financial Statements

WARWICK VALLEY TELEPHONE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands except share and per share amounts)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,559	$4,575
Short term investments	-	259
Accounts receivable - net of allowance for uncollectibles - $744 and $759 in 2012 and 2011, respectively	3,549	2,717
Other accounts receivable	240	174
Materials and supplies	763	832
Prepaid expenses	1,255	731
Prepaid income taxes	2,206	2,715
Deferred Income taxes	405	405
Total current assets	10,977	12,408

Property, plant and equipment, net	25,864	25,425
Intangible assets, net	8,287	8,605
Investments	-	1,979
Goodwill	9,121	9,121
Other assets	416	378

Total assets	$54,665	$57,916
Liabilities and Shareholders' Equity
Current liabilities
Short-term borrowings	$12,095	$5,600
Current maturities of long-term debt	-	1,139
Accounts payable	1,292	1,715
Amounts due in connection with business acquisition	488	2,377
Derivative liability in connection with business acquisition	-	131
Advance billing and payments	389	390
Accrued taxes	684	521
Pension and postretirement benefit obligations	622	622
Other accrued expenses	3,907	3,398
Total current liabilities	19,477	15,893

Amounts due in connection with business acquisition	-	472
Deferred income taxes	1,575	1,358
Pension and postretirement benefit obligations	9,463	9,915

Total liabilities	30,515	27,638

Commitments and contingencies

Puttable common stock, $.01 par value, 25,148 shares issued and outstanding at September 30, 2012 and 272,479 shares issued and outstanding at December 31, 2011	369	4,125
Shareholders' equity
Preferred shares - $100 par value; authorized and issued shares of 5,000; $0.01 par value; authorized and unissued shares of 10,000,000	500	500
Common stock - $0.01 par value; authorized shares of 10,000,000 Issued 6,556,081 and 6,217,839 shares at September 30, 2012 and December 31, 2011, respectively	66	62
Treasury stock - at cost, 788,825 and 735,391 shares of common stock at September 30, 2012 and December 31, 2011, respectively	(7,049)	(6,262)
Additional paid in capital	11,310	6,191
Accumulated other comprehensive loss	(4,590)	(4,979)
Retained earnings	23,544	30,641

Total shareholders' equity	23,781	26,153

Total liabilities and shareholders' equity	$54,665	$57,916

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

($ in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Operating revenues
Unified Communications	$3,621	$2,628	$10,147	$5,269
Telephone	3,429	4,201	10,870	13,549
Total operating revenues	7,050	6,829	21,017	18,818

Operating expenses
Cost of services and products (exclusive of depreciation and amortization expense)	3,428	4,024	10,410	10,215
Selling, general and administrative expenses	6,230	4,883	17,241	12,471
Depreciation and amortization	1,411	1,365	3,986	4,103
Total operating expenses	11,069	10,272	31,637	26,789
Operating loss	(4,019)	(3,443)	(10,620)	(7,971)

Other income (expense)
Interest income (expense), net	(123)	(55)	(292)	4
Income from equity method investment	3,250	1,328	7,771	6,744
Other income (expense), net	(468)	31	(337)	46
Total other income (expense)	2,659	1,304	7,142	6,794
Loss before income taxes	(1,360)	(2,139)	(3,478)	(1,177)

Income taxes benefit	(438)	(450)	(1,094)	(120)
Net loss	(922)	(1,689)	(2,384)	(1,057)

Preferred dividends	6	6	19	19
Loss applicable to common stock	$(928)	$(1,695)	$(2,403)	$(1,076)

Basic loss per share	$(0.16)	$(0.31)	$(0.42)	$(0.20)
Basic loss per puttable common share	$(0.16)	$(0.31)	$(0.42)	$(0.20)

Diluted loss per share	$(0.16)	$(0.31)	$(0.42)	$(0.20)
Diluted loss per puttable common share	$(0.16)	$(0.31)	$(0.42)	$(0.20)

Weighted average shares of common stock used to calculate loss per share
Basic	5,744,020	5,424,927	5,732,231	5,408,603
Diluted	5,744,020	5,424,927	5,732,231	5,408,603
Dividends declared per common share	$0.27	$0.26	$0.81	$0.78

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net loss	$(922)	$(1,689)	$(2,384)	$(1,057)

Other comprehensive income (loss), net of tax:
Unrealized holding loss arising during the period	-	23	-	32
Defined benefit pension plans:
Amortization of transition obligation	5	5	14	14
Prior service cost arising during period	(44)	(44)	(132)	(132)
Net income arising during period	168	136	507	408

Other comprehensive income (loss)	129	120	389	322

Comprehensive loss	$(793)	$(1,569)	$(1,995)	$(735)

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(2,384)	$(1,057)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,986	4,103
Allowance for uncollectibles	368	200
Stock-based compensation expense	688	821
Deferred income taxes	-	433
Non cash interest and financing expenses	91	-
Distributions in excess of income from equity investments, net	1,979	3,134
Change in fair value of derivative liability	(131)	-
Changes in assets and liabilities
Accounts receivable	(1,199)	161
Other accounts receivable	(66)	(194)
Materials and supplies	69	16
Prepaid income taxes	509	(1,993)
Prepaid expenses	(461)	(139)
Other assets	(92)	(91)
Accounts payable	(423)	194
Advance billing and payment	(1)	(55)
Accrued taxes	163	(528)
Pension and postretirement benefit obligations	154	13
Other accrued expenses	509	(407)
Net cash provided by operating activities	3,759	4,611

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(3,509)	(1,939)
Purchase of intangibles	(544)	(55)
Sale of short-term investments	259	2,409
Business acquisition, net of cash acquired	-	(10,250)
Net cash used in investing activities	(3,794)	(9,835)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of long-term debt	(1,139)	(1,139)
Repayment of capital leases	-	(649)
Increase in restricted cash	-	(3,351)
Amounts due in connection with business acquisition, net	(2,420)	-
Proceeds from short term borrowings	6,400	9,000
Treasury stock purchases	(107)	(336)
Dividends (Common and Preferred)	(4,715)	(4,291)
Net cash used in financing activities	(1,981)	(766)

Net change in cash and cash equivalents	(2,016)	(5,990)

Cash and cash equivalents at beginning of period	4,575	10,899

Cash and cash equivalents at end of period	$2,559	$4,909

Supplemental disclosure of non-cash investing and financing activities:
Treasury stock acquired in connection with cashless exercise of stock options	$677	$1,476
Amounts due in connection with business acquisition	$-	$7,340
Capitalization of loan financing costs	$63	$-
Reclassification of puttable common stock to equity	$3,756	$-

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included. Operating results and cash flows for the nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.

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

NOTE 2: BUSINESS ACQUISITION

There were no acquisitions completed during the nine month period ended September 30, 2012.

The following unaudited pro forma consolidated results of operations for the Company for the three and nine month periods ended September 30, 2011 assumes that the purchase of certain assets and assumption of certain liabilities of Alteva, LLC on August 5, 2011 occurred instead on January 1, 2011. The unaudited pro forma information presents the combined operating results of the purchased lines of business and the Company with the results prior to the asset purchase date adjusted for amortization of intangibles and depreciation of fixed assets based on the purchase price allocation and the elimination of acquisition related costs.

These unaudited pro forma results do not purport to be indicative of the results that would have been obtained if the asset purchase occurred as of January 1, 2011 nor does the unaudited pro forma data intend to be a projection of results that may be obtained in the future.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2011

Operating revenues	$7,471	$22,879

Loss before income taxes	$(2,505)	$(2,795)

Loss per common share:

Basic	$(0.36)	$(0.47)

Diluted	$(0.36)	$(0.47)

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

In July 2012, an accounting standards update regarding “Testing Indefinite-Lived Intangible Assets for Impairment” was issued. This update allows an entity to first assess qualitative factors in determining whether events and circumstances indicate that it is more-likely-than not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more-likely-than not that the indefinite-lived intangible asset is impaired, then the entity is not required to perform a quantitative impairment test. This update is effective for fiscal years beginning after September 15, 2012. The adoption of this new standard did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

NOTE 4: FAIR VALUE

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

Derivative liability

In connection with the Company’s acquisition of substantially all of the assets and assumption of certain liabilities of Alteva, LLC, the members of Alteva, LLC were granted shares of the Company’s common stock as partial consideration in the acquisition (the “Alteva Shares”) and entered into a Lock-Up and Put Agreement with the Company effective October 21, 2011. The Lock-up and Put Agreement included a purchase price protection that provided that if the price of the Company’s common stock for the 30 trading days immediately prior to the October 21, 2012 or December 15, 2012 (but excluding the three trading days prior to and after the record date for any cash dividend declared by the Company ( the “Release Date”) was less than $11.74, then the Company was to issue to the Alteva, LLC members the aggregate number of shares of the Company’s common stock equal to the difference between $1,600 and the market value of 50% of the aggregate shares on October 21, 2012 or December 15, 2012, or 100% of the aggregate shares if the Release Date was less than $11.74 on both dates (the “Purchase Price Protection”).

On August 30, 2012, the Company entered into an Agreement for Sale of Shares, effective as of August 22, 2012, (the “Sale Agreement”) with all the members of Avetla, LLC (previously Alteva LLC), except for David Cuthbert (the “Selling Holders”) pursuant to which the Selling Holders were permitted to sell their Alteva Shares in one or more block sales. Pursuant to the terms of the Sale Agreement, the Company and the Selling Holders agreed to terminate the Lock-Up Agreement and the Company permitted the Selling Holders to sell their Alteva Shares in one or more block sales prior to October 22, 2012 (the “Sale Transaction”). If the price obtained by the Selling Holders in the Sale Transaction was less than $14.68 per share, then the Company had to pay each of the Selling Holders the difference between $14.68 and the per share price of the Sale Transaction multiplied by the number of Alteva Shares sold in the Sale Transaction (the “Additional Parent Payment”). The Selling Holders sold all of their Alteva Shares in a block trade on September 21, 2012 for $12.55 per share, resulting in a liability due to the selling shareholders of $527 at September 30, 2012. The expense recorded in connection with this liability was included in other income (expense), net in the statement of operations for the three and nine months ended September 30, 2012.

On September 26, 2012, the Company entered into an amendment (the “Amendment”) to the Lock-Up and Put Agreement with David Cuthbert, the Company’s President and Chief Operating Officer. The Amendment increased the price at which Mr. Cuthbert may sell his Alteva Shares to the Company (the “Put”) to $14.68 from the greater of (i) the closing price of the Company’s common stock on the date of exercise of the Put, or (ii) $11.74. The price of the Put equaled the per share price the Selling Holders received under the Sale Agreement after taking into account the Additional Parent Payment. In addition, the Amendment permitted Mr. Cuthbert to exercise the Put for all of his Alteva Shares, not just half, from October 21, 2012 to December 20, 2012. Also on September 26, 2012, Mr. Cuthbert provided the Company with written notice of his intent to exercise the Put for all of his Alteva Shares on October 21, 2012.

The Purchase Price Protection provision of the Lock-Up and Put Agreement is considered to be a derivative instrument and must be valued and recognized at the instrument’s current fair market value as of the date of issuance and adjusted each period the financial statements are presented. The Company employed a binomial pricing model to calculate the fair value of the price protection and recorded the fair value as a current liability on its consolidated balance sheet. Inputs are adjusted each period to reflect changes in the Company’s estimate of value of the underlying common stock.

As a result of the amendments to the Lock-Up and Put Agreement, the derivative liability was derecognized as of September 30, 2012.

The fair value of the price protection was estimated utilizing the binomial pricing model with the following assumptions:

December 31, 2011
Binomial method
Model iterations	100.5
Simulated median price	$13.45
Exercise price per share	$11.74
Expected volatility	12.03%
Risk free interest rate	0.15%
Yield rate	7.73%

The following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total

Derivative liability in connection with business acquisition	$-	$-	$131	$131

The following table represents a summary of changes in the fair value of the Company’s Level 3 derivative liability for the period ended:

September 30, 2012
Derivative liability balance December 31, 2011	$131
Decrease in fair value of price protection instrument	(75)
Derecognition of derivative liability	(56)
Derivative liability balance September 30, 2012	$-

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands except share and per share amounts)

NOTE 5: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and shares of unvested restricted stock. Diluted earnings (loss) per share exclude all dilutive securities if their effect is anti-dilutive.

The weighted average number of shares of common stock used in basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012 (1)	2011 (1)	2012 (1)	2011 (1)

Weighted average shares of common stock used in basic earnings per share (excluding puttable common)	5,493,255	5,424,927	5,466,990	5,408,603
Effects of puttable common stock	250,765	-	265,241	-
	5,744,020	5,424,927	5,732,231	5,408,603

(1) Basic and diluted weighted average shares were the same for the three months and nine months ended September 30, 2012 and 2011 because the effects of the potentially diluted securities were anti-dilutive and they were excluded from the calculation.

NOTE 6: DEBT OBLIGATIONS

Debt obligations consisted of the following:

	September 30,	December 31,
	2012	2011
Long-term debt (current maturities) :
CoBank ACB, unsecured term credit facility	$-	$1,139
Short-term debt:
Cobank ACB promissory note	8,095	5,000
Provident Bank credit line	4,000	600
	12,095	5,600
Total debt obligations	$12,095	$6,739

Long-term debt:

On August 2, 2012, the CoBank, ACB term credit facility matured and the remaining principal balance was paid in full.

Short-term borrowings:

On August 2, 2012, the Company entered into a third supplement to its master loan agreement with CoBank, ACB. The supplement increased the revolving loan facility to the principal amount of $10,000 (the “CoBank Revolving Loan”). The CoBank Revolving Loan becomes due and payable on August 2, 2013. The CoBank Revolving Loan incurs interest at a variable rate determined by CoBank, ACB or, if selected by the Company, at LIBOR plus 4.50%. Interest is payable quarterly in arrears. The interest rate on the outstanding amount is variable and, as of September 30, 2012, the rate was 4.50%. Under the terms of the CoBank Revolving Loan, the Company is required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios, as set forth in the master loan agreement, as well as certain financial reporting requirements. As of September 30, 2012, the Company was in compliance with all loan covenants.

The Company has an unsecured line of credit in the amount of $4,000 with Provident Bank (the “Provident”) of which the entire amount has been drawn as of September 30, 2012. Interest is payable quarterly in arrears. The interest rate on the outstanding amount is fixed at 2.50%. On October 21, 2012, the Provident line of credit was amended to extend the maturity date to April 30, 2013.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands except share and per share amounts)

On October 31, 2012, the Company entered into an Amended and Restated Master Loan Agreement (the “Restated MLA”) and an Amended and Restated Third Supplement to the Restated MLA (“Restated Third Supplement”) with CoBank, ACB. The Company’s obligations under the Restated MLA and the Restated Third Supplement are now secured by a pledge of all of the equity of the Company’s wholly-owned subsidiaries and guaranteed by all of the Company’s wholly-owned subsidiaries except for Warwick Valley Telephone Restructuring Company LLC (“New Telco”). New Telco entered into a negative pledge agreement with CoBank whereby New Telco agreed not to pledge any of its assets as collateral or permit a lien to be placed on any of its assets. In connection with the Restated MLA, CoBank consented to the Company’s restructuring.

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

The Unified Communications segment had $9,121 of goodwill as of September 30, 2012, resulting from the Company’s acquisition of substantially all of the assets and certain liabilities of Alteva, LLC in 2011.

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

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual value. Identifiable intangible assets that are subject to amortization are evaluated for impairment. The components of other intangible assets are as follows:

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
As of September 30, 2012
Customer relationships	8 years	$5,400	$(787)	$4,613
Trade name	15 years	2,400	(187)	2,213
Telephone seat licenses	5 years	1,916	(455)	1,461
Total		$9,716	$(1,429)	$8,287

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
As of December 31, 2011
Customer relationships	8 years	$5,400	$(281)	$5,119
Trade name	15 years	2,400	(67)	2,333
Telephone seat licenses	5 years	1,372	(219)	1,153
Total		$9,172	$(567)	$8,605

NOTE 8: SEGMENT INFORMATION

Segment Realignment

In the first quarter of 2012, the Company realigned its segment reporting (internal and external) and renamed the Online segment Unified Communications. The Company made these changes as a result of its purchase of substantially all of the assets of and certain liabilities of Alteva, LLC on August 3, 2011. The acquisition was part of the Company’s strategy to transform its operations from one primarily dependent upon its ILEC and related revenues, to operations more focused on developing and implementing a Unified Communications solutions strategy. Accordingly, broadband Internet, dial-up Internet access services and TV services, which previously were included in the Company’s Online segment, became part of the Telephone segment. Concurrently, to align the segments with the Company’s revised management structure and operating model, wholesale carrier services and conference services were moved out of the Telephone segment and into the Unified Communications service segment. The Company believes the new strategy, which realigns the reportable segments, will enable the Company to develop a more sustainable business in the future that will drive earnings growth and provide a better return on our assets.

The Company’s segments are strategic business units that offer different products and services and are managed as Telephone and Unified Communications services. The Company evaluates the performance of the segments based upon factors such as revenue growth, expense containment, market share and operating results.

The Telephone segment provides telecommunications services including local, network access, long distance services, wireless, broadband, TV service and directory services. The Unified Communications segment provides enterprise hosted VoIP services, wholesale carrier services and conference services.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands except share and per share amounts)

The segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

Segment balance sheet information as of September 30, 2012 and December 31, 2011 is set forth below:

	September 30, 2012	December 31, 2011
Segment assets
Telephone	$128,959	$116,215
Unified Communications	24,106	21,543
Eliminations	(98,400)	(79,842)
Total segment assets	$54,665	$57,916

Segment statement of operations information for the three months ended September 30, 2012 and 2011 is set forth below:

	2012	2011
Segment operating revenues
Unified Communications	$3,621	$2,628
Telephone	3,429	4,201
Total segment operating revenues	$7,050	$6,829

Segment depreciation and amortization
Unified Communications	$529	$375
Telephone	882	990
Total segment depreciation and amortization	$1,411	$1,365

Segment operating loss
Unified Communications	$(3,252)	$(2,844)
Telephone	(767)	(599)
Total segment operating loss	(4,019)	(3,443)

Interest income, (expense), net	(123)	(55)
Income from equity investment	3,250	1,328
Other (expenses) income, net	(468)	31
Loss before income taxes	$(1,360)	$(2,139)

Segment income statement information for the nine months ended September 30, 2012 and 2011 is set forth below:

	2012	2011
Segment operating revenues
Unified Communications	$10,147	$5,269
Telephone	10,870	13,549
Total segment operating revenues	$21,017	$18,818

Segment depreciation and amortization
Unified Communications	$1,423	$819
Telephone	2,563	3,284
Total segment depreciation and amortization	$3,986	$4,103

Segment operating loss
Unified Communications	$(9,201)	$(6,764)
Telephone	(1,419)	(1,207)
Total segment operating loss	(10,620)	(7,971)

Interest income, (expense), net	(292)	4
Income from equity investment	7,771	6,744
Other (expenses) income, net	(337)	46
Loss before income taxes	$(3,478)	$(1,177)

Certain regulatory revenue in the telephone segment, which includes USF and NECA pool settlements, represented 7% and 12% of the Company’s revenues for the nine months ended September 30, 2012 and 2011, respectively.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands except share and per share amounts)

NOTE 9: MATERIALS AND SUPPLIES

Material and supplies are carried at average cost. As of September 30, 2012 and December 31, 2011, material and supplies consisted of the following:

	2012	2011
Inventory for outside plant	$270	$322
Inventory for inside plant	273	266
Inventory for online equipment	88	77
Inventory for video equipment / DIRECTV	6	68
Inventory for equipment held for sale or lease	16	16
Inventory for VoIP telephone equipment	110	83
	$763	$832

NOTE 10: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost, consisting of the following as of September 30, 2012 and December 31, 2011:

	2012	2011
Land, buildings and other support equipment	$11,806	$10,908
Network communications equipment	38,746	36,187
Telephone plant	30,971	30,571
Online plant	6,553	6,885
Plant in service	88,076	84,551
Plant under construction	187	297
	88,263	84,848
Less: Accumulated depreciation	62,399	59,423
Property, plant and equipment, net	$25,864	$25,425

NOTE 11: ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

The Company is a limited partner in the Orange County-Poughkeepsie Limited Partnership (“O-P”) and had an 8.108% equity interest as of September 30, 2012 and 2011, which is accounted for under the equity method of accounting. The majority owner and general partner is Verizon Wireless of the East LP.

On May 26, 2011, the Company entered into an agreement with Verizon Wireless of the East LP, the general partner and a limited partner, and Cellco Partnership, the other limited partner, in the O-P to make certain changes to the O-P partnership agreement. The agreement specifies, among other things, specifies that the O-P will provide 4G cellular services (the “4G Agreement”). The 4G Agreement provides that the O-P’s business will be converted from a wholesale business to a retail business in accordance with Amendment 6 to the O-P Limited Partnership Agreement. The 4G Agreement provides for guaranteed annual cash distributions to the Company from the O-P through 2013.  For 2011, annual cash distributions from the O-P were $13,600 and for 2012 and 2013 the annual cash distribution will be $13,000.  Annual cash distributions are paid in equal quarterly amounts. The 4G Agreement also gives the Company the right (the “Put”) to require one of the O-P’s limited partners to purchase all the Company’s ownership interest in the O-P during April 2013 or April 2014 for an amount equal to the greater of (a) $50,000 or (b) the product of five (5) times 0.081081 times the O-P’s EBITDA, as defined in the 4G Agreement, for the calendar year preceding the exercise of the Put.

The conversion of the O-P from a wholesale business to a retail business pursuant to the 4G Agreement increased the cellular service costs and operating expenses incurred by the O-P, which caused a subsequent reduction in the O-P’s net income due primarily to the inclusion of sales and marketing expenses. Although the O-P’s net income has decreased, the annual cash distributions the Company receives from the O-P will remain unchanged through 2013 pursuant to the terms of the 4G Agreement.

Pursuant to the equity method accounting, the Company is required to record the income from the O-P as an increase to the Company’s investment account. The Company is required to apply the cash payments made under the 4G Agreement as a return on its investment when received. The cash distributions the Company receives from the O-P that are in excess of the Company’s proportionate share of the O-P income are applied to its investment account. As a result of receiving the fixed guaranteed cash distributions from the O-P in excess of the Company’s proportionate share of the O-P income, the investment account was reduced to zero during the three months ended June 30, 2012. The Company now records any cash distributions received that are in excess of the Company’s proportionate share of the O-P income in the Company’s statement of operations as other income.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands except share and per share amounts)

The following summarizes the income statement (unaudited) for the nine months ended September 30, 2012 and 2011 that the O-P provided to the Company:

	2012	2011 (1)
Net sales	$229,102	$193,208
Cellular service cost	106,863	73,123
Operating expenses	63,276	36,925
Operating income	58,963	83,160
Other income	10	15
Net income	$58,973	$83,175

Company share	$4,782	$6,744

(1) The O-P’s income statement for the nine months ended September 30, 2011, represents four months of the O-P operating as a wholesale business and five months of the O-P operating as a retail business in accordance with Amendment 6 to the O-P Limited Partnership Agreement effective May 1, 2011 (“Amendment 6”).

The following summarizes the income statement (unaudited) for the three months ended September 30, 2012 and 2011 that O-P provided to the Company:

	2012	2011
Net sales	$78,687	$77,043
Cellular service cost	36,510	40,615
Operating expenses	21,901	20,057
Operating income	20,276	16,371
Other income	4	1
Net income	$20,280	$16,372

Company share	$1,644	$1,328

The following summarizes the balance sheet as of September 30, 2012 (unaudited) and December 31, 2011 that O-P provided to the Company:

	2012	2011
Current assets	$21,278	$20,525
Property, plant and equipment, net	40,111	39,596
Total assets	$61,389	$60,121

Total liabilities	$32,096	$42,500
Partners' capital	29,293	17,621
Total liabilities and partners' capital	$61,389	$60,121

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands except share and per share amounts)

NOTE 12: PENSION AND POSTRETIREMENT OBLIGATIONS

The components of net periodic cost (gain) for the nine months ended September 30, 2012 and 2011 are as follows:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Service cost	$-	$-	$12	$8
Interest cost	575	652	162	184
Expected return on plan assets	(657)	(615)	(130)	(121)
Amortization of transition asset	-	-	21	21
Amortization of prior service cost	42	42	(247)	(248)
Amortization of net loss	695	654	101	71

Net periodic benefit cost (gain)	$655	$733	$(81)	$(85)

The components of net periodic cost (gain) for the three months ended September 30, 2012 and 2011 are as follows:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Service cost	$-	$-	$4	$2
Interest cost	192	217	54	61
Expected return on plan assets	(219)	(205)	(43)	(40)
Amortization of transition asset	-	-	7	7
Amortizaton of prior service cost	14	14	(83)	(83)
Amortization of net loss	231	218	34	24

Net periodic benefit cost (gain)	$218	$244	$(27)	$(29)

The Company expects to contribute a total of $622 to its pension and postretirement benefit plans in 2012. For the nine months ended September 30, 2012, the Company has contributed $419 towards this amount.

NOTE 13: INCOME TAXES

Generally, for interim tax reporting, one overall estimated annual effective tax rate is computed for tax jurisdictions not subject to valuation allowance and applied to the year to date ordinary income loss. The Company’s effective tax rate for the three months ended September 30, 2012, and 2011 was 32.2% and 21.0%, respectively, and the effective tax rate for the nine months ended September 30, 2012 and 2011 was 31.5% and 10.2%, respectively. The adjusted tax rate for the three and nine months ended September 30, 2012 was lower than the U.S. statutory rate primarily due to the net tax benefits.

The accounting standard regarding accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities, unless expected to be paid within one year. As of September 30, 2012 and December 31, 2011, the Company has no liability for unrecognized tax benefits.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. For the nine months ended September 30, 2012 and 2011, no interest expense or penalties were incurred relating to unrecognized tax benefits.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2008 and thereafter.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands except share and per share amounts)

NOTE 14: SHAREHOLDERS’ EQUITY

A summary of the changes to shareholders’ equity for the nine months ended September 30, 2012 and 2011 is provided below:

	2012	2011
Shareholders' equity, beginning of period	$26,153	$36,425
Net loss	(2,384)	(1,057)
Dividends paid on common stock	(4,696)	(4,273)
Dividends paid on preferred stock	(19)	(19)
Reclassification of puttable common stock	3,756	-
Stock and stock option compensation	688	821
Treasury stock purchases	(783)	(1,474)
Exercise of stock options	677	1,138
Changes in unrealized gain (loss) on investments	-	32
Changes in pension and postretirement benefit plans	389	290

Shareholders' equity, end of period	$23,781	$31,883

NOTE 15: STOCK BASED COMPENSATION

The Company has a Long-Term Incentive Plan, as amended, (the “LTIP”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock. The Company is authorized to issue up to 1,100,000 shares of common stock under the LTIP. Shares available for grant under the LTIP may be either authorized but unissued shares or shares that have been reacquired by the Company and designated as treasury shares. As of September 30, 2012, 651,425 shares of common stock were available for grant under the LTIP. The LTIP permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares. The exercise price per share of the Company’s common stock purchasable under any stock option or stock appreciation right may not be less than 100% of the fair market value of one share of common stock on the date of grant. The term of any stock option or stock appreciation may not exceed ten years. The LTIP also provides plan participants with a cashless mechanism to exercise their stock options. Issued restricted stock, stock options and restricted stock units are subject to vesting restrictions.

Restricted Common Stock Awards

The following table summarizes the restricted common stock award activity during the nine months ended September 30, 2012:

			Grant Date
	Date Issued	Shares	Fair Value per Share

Restricted stock granted	1/6/2012	14,608	$12.93
Restricted stock granted	2/24/2012	31,673	$14.38
Total restricted stock granted		46,281

Stock-based compensation expense for restricted stock awards was $543 and $578 for the nine months ended September 30, 2012 and 2011, respectively, and $223 and $130 for the three months ended September 30, 2012 and 2011, respectively. Restricted stock awards are amortized over their respective vesting periods of two or three years. The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis. The Company has determined expected forfeitures based on recent activity and is recognizing compensation expense only for those shares of restricted stock expected to vest.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands except share and per share amounts)

The following table summarizes the restricted common stock award activity during the nine-month periods ended September 30, 2012 and 2011:

	2012		2011
		Grant Date Weighted Average		Grant Date Weighted Average
Unvested Shares	Shares	Price per Share	Shares	Price per Share

Balance - Beginning of period	68,559	$14.15	47,373	$12.64
Granted	46,281	13.92	60,893	14.64
Vested	(45,580)	13.97	(37,052)	13.05
Forfeited	(1,712)	14.27	(29)	12.78
Balance - End of period	67,548	$14.11	71,185	$14.13

The total fair value of restricted stock vested during the nine-month periods ended September 30, 2012 and 2011 was $637 and $484, respectively.

Stock Options

The following tables summarize stock option activity for the nine-month periods ended September 30, 2012 and 2011, along with stock options exercisable at the end of the period:

	2012		2011
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding - beginning of period	203,864	$14.02	160,733	$11.33
Stock options granted	144,852	14.38	148,381	14.83
Exercised	(45,610)	14.85	(103,319)	11.01
Forfeited	(20,348)	14.41	-	0.00
Outstanding - end of period	282,758	$14.04	205,795	$13.89

Vested and expected to vest at September 30	282,758		205,795
Exercisable at September 30	90,536		70,740

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands except share and per share amounts)

Stock options vest over a three-year period. The following table summarizes information about fixed-price stock options outstanding at September 30, 2012:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Instrinsic
Exercise Price Per Share	Outstanding	Price	Life (Years)	Value
$10.78	15,166	$10.78	5.94	$34
$10.02	4,051	10.02	6.47	12
$11.20	7,517	11.20	6.57	14
$12.97	7,000	12.97	7.15	-
$12.76	333	12.76	-	3
$12.88	22,328	12.88	7.4	-
$14.70	17,025	14.70	8.4	-
$14.85	83,010	14.85	8.44	-
$14.38	126,328	14.38	9.4	-

	282,758	$14.04	9.1	$63

Exercisable at September 30, 2012	90,536	$13.20	7.6	$-

Stock-based compensation expense for stock option awards was $145 and $243 for the nine months ended September 30, 2012 and 2011, respectively, and $67 and $65 for the three months ended September 30, 2012 and 2011, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day, September 29, 2012, and the exercise price multiplied by the number of shares) that would have been received by the option holders had all the option holders exercised in-the-money stock options on September 30, 2012. This amount changes based on the fair market value of the Company’s common stock.

The fair value of the above stock-based option awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the nine months ended September 30, 2012 and 2011:

Options	2012	2011

Expected life (in years)	10	10
Interest rate	2.70%	3.40%
Volatility	27.10%	32.77%
Dividend yield	7.23%	7.00%
Weighted-average fair value per share at grant date	$1.37	$2.16

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock awards granted to employees, as well as the effects of the acceleration of the vesting of stock options and restricted stock of $128 and $345 in 2012 and 2011 repectively:

	Three Months		Nine Months
Stock-Based Compensation Expense	2012	2011	2012	2011

Cost of services and products	$10	$17	$30	$51
Selling, general and administrative expenses	280	178	658	770
	$290	$195	$688	$821

As of September 30, 2012, $898 of total unrecognized compensation expense related to stock options and restricted common stock awards is expected to be recognized over a weighted average period of approximately 1.24 years.

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

In October 2012, the New York State Public Service Commission and the New Jersey Board of Public Utilities approved the application for the Company’s wholly-owned subsidiary Warwick Valley Telephone Restructuring Company LLC to begin operating as an Incumbent Local Exchange Carrier. The Company can begin to transfer substantially all of its assets and liabilities primarily associated with its Telephone segment to Warwick Valley Telephone Restructuring LLC, which will operate the Company’s regulated local telephone business. As a result the Company will be an unregulated holding company providing cloud-based unified communications and local telephone services through its subsidiaries.

Pursuant to the terms of the Sale Agreement (see Note 4), if the price obtained by the Selling Holders in the Sale Transaction was less than $14.68 per share, then the Company was required to pay each of the Selling Holders the Additional Parent Payment. The Selling Holders sold all of their Alteva Shares in a block trade on September 21, 2012 for $12.55 per share. Therefore, on October 22, 2012, the Company paid the Selling Holders the Additional Parent Payment of $527, which represented the difference between $14.68 and $12.55 multiplied by the number of Alteva Shares.

On October 22, 2012, the Company paid $369 to David Cuthbert, the Company’s President and Chief Operating Officer, to repurchase all of his Alteva shares, who elected to his exercise his Put under the Amendment (see Note 4).

On October 31, 2012, the Company entered into an Amended and Restated Master Loan Agreement (the “Restated MLA”) and an Amended and Restated Third Supplement to the Restated MLA (“Restated Third Supplement”) with CoBank, ACB. The Company’s obligations under the Restated MLA and the Restated Third Supplement are now secured by a pledge of all of the equity of the Company’s wholly-owned subsidiaries and guaranteed by all of the Company’s wholly-owned subsidiaries except for Warwick Valley Telephone Restructuring Company LLC (“New Telco”). New Telco entered into a negative pledge agreement with CoBank whereby New Telco agreed not to pledge any of its assets as collateral or permit a lien to be placed on any of its assets. In connection with the Restated MLA, CoBank consented to the Company’s restructuring.

On November 6, 2012, the Company began trading on the NYSE MKT LLC under the new trading symbol of WVT. The Company had previously traded on the NASDAQ under the symbol WWVY.

On November 8, 2012, the Company entered into a credit agreement with TriState Capital Bank (“TriState”) that provides for borrowings up to $2.5 million. All borrowings become due and payable on April 30, 2013. The TriState borrowings incur interest at a variable rate based on either LIBOR or a Base Rate, as defined in the credit agreement, plus an applicable margin 4.00% or 3.00%, respectively. Under the terms of the TriState credit agreement, the Company is required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios as well as certain financial reporting requirements. The Company’s obligations under the TriState credit facility are guaranteed by all of the Company’s wholly-owned subsidiaries except for New Telco. New Telco entered into a negative pledge agreement with CoBank whereby New Telco agreed not to pleadge any of its assets as collateral or lien to be placed on any of its assets. There are currently no outstanding borrowings under the TriState credit facility.

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

Overview

We are a cloud-based communications company that provides Unified Communication (“UC”) solutions that unify an organization’s communications systems; enterprise hosted Voice over Internet Protocol (“VoIP”) and we operate a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey. Through our Alteva and USA Datanet subsidiaries, we deliver cloud-based UC solutions including enterprise hosted VoIP, hosted Microsoft Communication Services, fixed mobile convergence and advanced voice applications for the desktop. By combining voice service with Microsoft Communications Services products, our customers receive a voice-enabled UC solution that integrates with existing business applications. Alteva’s solutions are designed for the enterprise market of 35 or more users, whereas USA Datanet services organizations with 35 or less users. Our ILEC operations consist of providing our historic local and toll telephone service to residential and business customers, Internet high speed broadband service, and DIRECTV.

In the first quarter of 2012, we realigned our segment reporting (internal and external) and renamed our Online segment Unified Communications. We made these changes to take into account the changes in our business resulting from the Alteva transaction. The acquisition was part of our strategy as we continue to transform our operations from one primarily dependent upon our ILEC business, to one more focused on developing and implementing a UC solutions strategy. Accordingly, Broadband Internet, dial-up Internet access services and TV services, which previously were included in our Online segment, became part of our Telephone segment. Concurrently, to align the segments with our revised management structure and operating model, we moved Wholesale carrier services and Conference services out of the Telephone segment and into our Unified Communications segment. We believe our new strategy, which realigned our reportable segments, will enable us to develop a more sustainable business in the future that will drive earnings growth and a better return on our assets.

In October 2012, the New York State Public Service Commission and the New Jersey Board of Public Utilities approved the application of our wholly-owned subsidiary Warwick Valley Telephone Restructuring Company LLC to begin operating as an Incumbent Local Exchange Carrier. We can begin to transfer substantially all of our assets and liabilities primarily associated with our Telephone segment to Warwick Valley Telephone Restructuring LLC, which will operate our regulated local telephone business. We will be an unregulated holding company providing cloud-based unified communications and local telephone services through our subsidiaries.

On August 30, 2012, we entered into an Agreement for Sale of Shares, effective as of August 22, 2012, (the “Sale Agreement”) with all the members of Avetla, LLC (previously Alteva LLC), except for David Cuthbert (the “Selling Holders”) pursuant to which the Selling Holders were permitted to sell the shares of our common stock (the “Alteva Shares”) they acquired in connection with the Alteva transaction that was subject to the Lock-Up and Put Agreement in one or more block sales. Pursuant to the terms of the Sale Agreement, we and the Selling Holders agreed to terminate the Lock-Up Agreement and we permitted the Selling Holders to sell their Alteva Shares in one or more block sales prior to October 22, 2012 (the “Sale Transaction”). If the price obtained by the Selling Holders in the Sale Transaction was less than $14.68 per share, then we had to pay each of the Selling Holders the difference between $14.68 and the per share price of the Sale Transaction multiplied by the number of Alteva Shares sold in the Sale Transaction (the “Additional Parent Payment”). The Selling Holders sold all of their Alteva Shares in a block trade on September 21, 2012 for $12.55 per share. On October 22, 2012, we paid the Selling Holders $527 in satisfaction of the Additional Parent Payment.

On September 26, 2012, we entered into an amendment (the “Amendment”) to the Lock-Up and Put Agreement with David Cuthbert, our President and Chief Operating Officer. The Amendment increased the price at which Mr. Cuthbert may sell his Alteva Shares to us (the “Put”) to $14.68 from the greater of (i) the closing price of our common stock on the date of exercise of the Put, or (ii) $11.74. The price of the Put equaled the per share price the Selling Holders received under the Sale Agreement after taking into account the Additional Parent Payment. In addition, the Amendment permitted Mr. Cuthbert to exercise the Put for all of his Alteva Shares, not just half, from October 21, 2012 to December 20, 2012. Also on September 26, 2012, Mr. Cuthbert provided the Company with written notice of his intent to exercise the Put for all of his Alteva Shares on October 21, 2012. On October 22, 2012, we paid Mr. Cuthbert $369 for his Alteva Shares.

As a result, we have no further obligations under the Lock-Up and Put Agreement, Sale Agreement or Amendment.

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

Executive Summary

Revenues increased $221 or 3% to $7,050 for the three months ended September 30, 2012, in comparison to $6,829 for the three months ended September 30, 2011. The increase in revenues resulted from a 38% increase in revenues from our UC segment that was caused by the impact of the Alteva transaction partially offset by an 18% decrease in revenues from our telephone segment caused by reductions in network access service and DIRECTV revenue. During the three-month period ended September 30, 2012, we had a net loss applicable to common shareholders of $257, compared to net loss applicable to common shareholders of $1,689 for the three-month period ended September 30, 2011. This decrease of $1,438 in net loss applicable to common shareholders was primarily attributable to the increase of $1,922 or 145% in income from equity method investment to $3,250 is due to recording O-P distributions in excess of our proportionate share of the O-P’s income as other income as opposed to being applied to our investment account for the three-month period ended September 30, 2012 compared to $1,328 for the three-month period ended September 30, 2011. This decrease was offset by the increase in our operating loss of $576 or 17% to $4,019 for the three-month period ended September 30, 2012 from an operating loss of $3,443 for the three-month period ended September 30, 2011. This increase in operating loss was primarily attributable to the increase in operating expenses for the quarter which grew at a rate faster than revenue.

As of September 30, 2012, we had a working capital deficit of $8,500 which was primarily due to short-term borrowings of $12,095 we incurred primarily in connection with the Alteva transaction. We expect to satisfy these short-term obligations by extending and refinancing our debt and, if necessary, utilizing cash distributions received from the O-P. We believe that our future operating results and our guaranteed payments from the O-P in 2012 and 2013, along with the O-P put option, will allow us to refinance our debt on favorable terms.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The following table presents a summary of operating results for our Telephone and UC operating segments for the periods indicated:

	Three months ended September 30, 2012				Three months ended September 30, 2011
	Revenue	% of Total	Segment	Segment	Revenue	% of Total	Segment	Segment
		Revenue	Profit (loss)	Margin		Revenue	Profit (loss)	Margin

Unified Communications	$3,621	51%	$(3,252)	(90%)	$2,628	38%	$(2,844)	(108%)
Telephone	3,429	49%	(767)	(22%)	4,201	62%	(599)	(14%)

Total	$7,050	100%	$(4,019)	(57%)	$6,829	100%	$(3,443)	(50%)

OPERATING RevenueS

Operating revenues for the three-month period ended September 30, 2012 increased $221 or 3% to $7,050 from $6,829 in the same period in 2011. This increase was due primarily to a 38% increase in revenues from our UC segment resulting from the addition of the operations of Alteva in August of 2011, partially offset by an 18% decrease in revenue from our Telephone segment.

Revenues for our UC segment increased $993 or 38% from $2,628 for the three-month period ended September 30, 2011 to $3,621 for the three-month period ended September 30, 2012. This increase reflects the continued growth in our VoIP revenue as a result of the operations of Alteva.

Revenues for our Telephone segment decreased $772, or 18% from $4,201 for the three-month period ended September 30, 2011 to $3,429 for the three-month period ended September 30, 2012. This decrease was primarily due to decreases in network access services of $278, or 16%, and DIRECTV revenue of $228, or 84%. The decrease in DIRECTV revenue was due to the termination of the National Rural Telecommunications Cooperative (“NRTC”) as of August 15, 2011. We no longer bill and collect for the monthly recurring revenue for NRTC and instead we now only receive a commission on DIRECTV sales and reimbursement for installations costs. The decrease in network access services during the third quarter of 2012 was mainly due to lower regulatory USF revenues of $209 due to recent FCC reforms of USF funding and lower billing to carriers of $60.

OPERATING EXPENSES

Operating expenses for the three-month period ended September 30, 2012 increased $797 or 8% to $11,069 from $10,272 for the same period in 2011. This increase was primarily due to an increase of $675 or 14% in selling, general and administrative expenses associated with the growth of our UC segment and professional fees associated with our reorganization that will allow us to operate as an unregulated holding company with a wholly-owned regulated ILEC subsidiary.

Cost of Services and Products

The cost of services and products for the three months ended September 30, 2012 decreased $596 or 15% to $3,428 from $4,024 for the same period in 2011 primarily as a result of the growth in our UC segment.

Cost of services and products for our UC segment increased $30 or 1% from $2,155 for the three-month period ended September 30, 2011 to $2,185 for the three-month period ended September 30, 2012. This increase was primarily from the operations of Alteva since its acquisition in August of 2011.

Cost of services and products for our Telephone segment decreased $626 or 34% from $1,869 for the three-month period ended September 30, 2011 to $1,243 for the three-month period ended September 30, 2012. This decrease was primarily attributable to decreases in content costs for landline video due to the elimination of channel offerings resulting from exiting our landline video service on June 30, 2012, as well as transitioning employees into the UC segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,347 or 28% to $6,230 for the three-month period ended September 30, 2012 from $4,883 for the same period in 2011. This increase was primarily from increased professional fees incurred in connection with our corporate restructuring to transfer substantially all of our regulated assets to a newly formed wholly-owned regulated ILEC subsidiary that will allow us to operate as an unregulated holding company.

Selling, general and administrative expenses for our UC segment increased $1,300 or 45% from $2,879 for the three-month period ended September 30, 2011 to $4,179 for the three-month period ended September 30, 2012. This increase was primarily from the operations of Alteva since its acquisition in August of 2011.

Selling, general and administrative expenses for our Telephone segment increased $47 or 2% from $2,004 for the three-month period ended September 30, 2011 to $2,051 for the three-month period ended September 30, 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $46 or 3% to $1,411 for the three-month period ended September 30, 2012 from $1,365 for the same period in 2011. This was associated with a decrease of $111 in our Telephone segment primarily due to the full depreciation of central office switches, computer equipment and leasehold improvements, offset by an increase of $154 of amortization of the trade name and customer relationships associated with Alteva in our UC segment.

TOTAL OTHER INCOME (EXPENSE)

Total other income (expense) for the three-month period ended September 30, 2012 increased $1,355 or 104% to $2,659 from $1,304 in the same period of 2011. This increase is primarily due to to O-P distributions in excess of the Company’s proportionate share of the O-P’s income being recorded as other income as opposed to being applied to its investment account. Although our share of the O-P’s net income decreased, the annual cash distributions we receive from the O-P remained unchanged pursuant to the terms of the 4G Agreement. For more information on the 4G Agreement and the accounting treatment of the distributions we receive from the O-P, see Note 11 to our Condensed Consolidated Financial Statements. This increase was partially offset by the Additional Parent Payment paid to the Selling Holders (as described in the Overview section), which was recorded as an expense of $527.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The following table presents a summary of operating results for our Telephone and UC operating segments for the periods indicated:

	Nine months ended Semptember 30, 2012				Nine months ended September 30, 2011
	Revenue	% of Total	Segment	Segment	Revenue	% of Total	Segment	Segment
		Revenue	Profit (loss)	Margin		Revenue	Profit (loss)	Margin

Unified Communications	$10,147	48%	$(9,201)	(91%)	$5,269	28%	$(6,764)	(128%)
Telephone	10,870	52%	(1,419)	(13%)	13,549	72%	(1,207)	(9%)

Total	$21,017	100%	$(10,620)	(51%)	$18,818	100%	$(7,971)	(42%)

OPERATING RevenueS

Operating revenues for the nine-month period ended September 30, 2012 increased $2,199, or 12% to $21,017 from $18,818 in the same period in 2011. This increase was due primarily to a 93% increase in revenues from our UC segment resulting from the operations of Alteva being included since its acquisition in August of 2011, partially offset by a decrease of 20% in revenue from our Telephone segment.

Revenues for our UC segment increased $4,878, or 93% from $5,269 for the nine-month period ended September 30, 2011 to $10,147 for the nine-month period ended September 30, 2012. This increase was primarily due to an increase in VoIP revenue of $6,023, additional revenue from the operations of Alteva since its acquisition in August of 2011 offset by the decrease in wholesale carrier services of $1,103, or 71% resulting from lower usage from wholesale customers.

Revenues for our Telephone segment decreased $2,679, or 20% from $13,549 for the nine-month period ended September 30, 2011 to $10,870 for the nine-month period ended September 30, 2012. This decrease was primarily due to lower DIRECTV revenues of $721, 100% as a result of the termination of the NRTC as of August 15, 2011. We no longer bill and collect for the monthly recurring revenue for NRTC and instead we now only receive a commission on DIRECTV sales and reimbursement for installations costs. Additional decreases were attributable to lower network access services revenue of $1,057, or 48% mainly due to lower USF revenues of $677 or 31% due to recent FCC reforms of USF funding and lower billing to carriers; decrease in long distance revenue of $344, or 25% primarily associated with customers switching to our promotional prices and lower usage; decrease in video revenue of $334, or 90% resulting from our exit of landline video services and a decrease in directory advertising of $93, or 14% mainly due to lower sales of yellow page advertising.

OPERATING EXPENSES

Operating expenses for the nine-month period ended September 30, 2012 increased $4,848 or 18% to $31,637 from $26,789 for the same period in 2011. This increase was primarily due to an increase of 33% in selling, general and administrative expenses associated with the growth of our UC segment and professional fees associated with our reorganization that will allow us to operate as an unregulated holding company with a wholly-owned regulated ILEC subsidiary.

Cost of Services and Products

The cost of services and products increased $195, or 2% to $10,410 for the nine-month period ended September 30, 2012, from $10,215 for the same period in 2011 primarily as a result of the growth in our UC segment.

Cost of services and products for our UC segment increased $2,020, or 42% from $4,813 for the nine-month period ended September 30, 2011 to $6,833 for the nine-month period ended September 30, 2012. This increase was primarily from the operations of Alteva since its acquisition in August of 2011.

Cost of services and products for our Telephone segment decreased $1,825, or 34% from $5,402 for the nine-month period ended September 30, 2011 to $3,577 for the nine-month period ended September 30, 2012. This decrease was primarily attributable to decreases in content costs for landline video due to the elimination of channel offerings resulting from exiting our landline video service on September 30, 2012, as well as reclassifying employees into the UC segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine month period ended September 30, 2012 increased $4,770, or 38% to $17,241 for the nine-month period ended September 30, 2012, from $12,471 for the same period in 2011. This increase was primarily from increased professional fees incurred in connection with our corporate restructuring

Selling, general and administrative expenses for our UC segment increased $4,721, or 74% from $6,402 for the nine-month period ended September 30, 2011 to $11,123 for the nine-month period ended September 30, 2012. This increase was primarily from the operations of Alteva since its acquisition in August of 2011.

Selling, general and administrative expenses for our Telephone segment increased $49, or 1% from $6,069 for the nine-month period ended September 30, 2011 to $6,118 for the nine-month period ended September 30, 2012. This increase was primarily due to professional fees associated with (i) the dispute with a local exchange carrier, (ii) our corporate restructuring that will allow us to operate as an unregulated holding company, and (iii) the review of our 2011 annual report on Form 10-K. Also contributing to the increase was the increases in compensation expenses associated with our growth initiatives, business plan and the transition of our business.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine month period ended September 30, 2012 decreased $117 or 3% to $3,986 from $4,103 for the same period in 2011. This was associated with a decrease of $613 in our Telephone segment primarily due to the full depreciation of central office switches, computer equipment and leasehold improvements, offset by an increase of $267 of amortization of the intangible trade name and customer lists associated with Alteva in our UC segment.

TOTAL OTHER INCOME (EXPENSE)

Total other income (expense) for the nine-month period ended September 30, 2012 increased $348 or 5% to $7,142 from $6,794 in the same period 2011. This is due to O-P distributions in excess of our proportionate share of the O-P’s income being recorded as other income as opposed to be being applied to our investment account as a result of the transition the O-P from a wholesale to a retail business pursuant to the 4G Agreement. Although our share of the O-P’s net income decreased, the annual cash distributions we receive from the O-P remained unchanged pursuant to the terms of the 4G Agreement. For more information on the 4G Agreement and the accounting treatment of the distributions we receive from the O-P, see Note 11 to our Condensed Consolidated Financial Statements. This increase was partially offset by the Additional Parent Payment paid to the Selling Holders (as described in the Overview section), which was recorded as an expense of $527.

LIQUIDITY AND CAPITAL RESOURCES

We had $2,559 of cash and cash equivalents and short-term investments available at September 30, 2012 as compared with $4,834 at December 31, 2011. This decrease was primarily related to additional purchases of network equipment and seat licenses, the payment of dividends and increases in operating expenses. Our short-term investments at December 31, 2011 consisted primarily of bank certificates of deposit. Our primary source of liquidity continues to be our guaranteed payments from the O-P pursuant to the 4G Agreement. In 2012 and 2013, we will receive guaranteed aggregate annual cash distributions from the O-P of $13,000.

As of September 30, 2012, we had a working capital deficit of $8,500, which was primarily due to short-term borrowings of $12,095 we incurred in connection with the Alteva transaction. We believe this working capital deficiency is short-term in nature and we expect to satisfy these short-term borrowings by extending or refinancing our debt and, if necessary, utilizing cash distributions received from the O-P. We believe that our future operating results and guaranteed payments from the O-P in 2012 and 2013 will allow us to refinance our debt on favorable terms.

As of September 30, 2012, we borrowed $8,095 under the revolving loan with CoBank ACB (“CoBank”) to fund a portion of the purchase price of the transaction with Alteva, LLC. The CoBank Revolving Loan is due and payable on August 2, 2013.

On August 2, 2012, we entered into a third supplement to our Master Loan Agreement with CoBank. Under the third supplement to the Master Loan Agreement, this revolving loan facility was increased from $5,000 to $10,000 and matures on August 2, 2013. Under the third supplement, if we exercise the O-P Put, then we must prepay any amounts outstanding under the revolving loan facility and the revolving loan facility may terminate.

Under the third supplement, interest accrues on outstanding indebtedness under the revolving loan facility at an interest rate selected by us. We may select a variable rate option or a LIBOR plus 4.50% option. We required to also pay an unused line fee of 0.50% per annum. Also under the third supplement, the Leverage Ratio and Debt Service Coverage Ratio, as such terms are defined in the Master Loan Agreement, were changed to 2.50x and a Fixed Charge Coverage Ratio, as such term is defined in the Master Loan Agreement, of not less than 1.00x was added to the Master Loan Agreement.

Under the terms of the CoBank facility, we are required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios as described above and restrictions on dividends, as set forth in the Master Loan Agreement, as well as certain financial reporting requirements. Dividend payments are limited to our level of net income until the facility matures in August 2013. We obtained a waiver that permits us to pay up to $6,480 in dividends during 2012. We have paid $4,715 in dividends through September 30, 2012. As of September 30, 2012, we were in compliance with these loan covenants.

On October 31, 2012, we entered into an Amended and Restated Master Loan Agreement (the “Restated MLA”) and an Amended and Restated Third Supplement to the Restated MLA (“Restated Third Supplement”) with CoBank. Our obligations under the Restated MLA and the Restated Third Supplement are now secured by a pledge of all of the equity of our wholly-owned subsidiaries and guaranteed by all of our wholly-owned subsidiaries except for Warwick Valley Telephone Restructuring Company LLC (“New Telco”). New Telco entered into a negative pledge agreement with CoBank whereby New Telco agreed not to pledge any of its assets as collateral or permit a lien to be placed on any of its assets. In connection with the Restated MLA, CoBank consented to our restructuring.

We have an unsecured $4,000 line of credit with Provident Bank. As of September 30, 2012, $4,000 was outstanding on the line of credit. On October 21, 2012, the line of credit was amended to extend the maturity date until April 30, 2013. Interest is at a variable rate and borrowings are on a demand basis without restrictions. At September 30, 2012, we are in compliance with all loan covenants under this line of credit.

On November 8, 2012, we entered into a credit agreement with TriState Capital Bank (“TriState”) that provides for borrowings up to $2.5 million. All borrowings become due and payable on April 30, 2013. The TriState borrowings incur interest at a variable rate based on either LIBOR or a Base Rate, as defined in the credit agreement, plus an applicable margin 4.00% or 3.00%, respectively. Under the terms of the TriState credit agreement, we are required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios as well as certain financial reporting requirements. Our obligations under TriState credit agreement are guaranteed by all of our wholly-owned subsidiaries except for New Telco. New Telco entered into a negative pledge agreement with TriState whereby New Telco agreed not to pledge any of its assets as collateral or permit a lien to be placed on any of its assets. There are currently no outstanding borrowings under the TriState credit facility.

In connection with the Alteva transaction, we agreed to pay up to a total of $2,000 in cash to Alteva, LLC, in August 2012 and 2013 (or prior to January 1, 2013 depending on certain tax law changes), if certain performance-based conditions are satisfied. We also withheld $750 from the purchase price as security for a potential working capital adjustment, the payment of certain liabilities and for possible indemnification claims. As of September 30, 2012 we paid $1,500 to Alteva LLC for attaining certain performance conditions and we returned $750 to Alteva, LLC that was withheld from the purchase price.

CASH FROM OPERATING ACTIVITIES

Our source of funds continues to be primarily generated from cash distributions from the O-P which differs from the income from equity method investments reported in our statement of income. For the nine-month period ended September 30, 2012, we recorded $4,782 of income from the O-P and we received $9,750 in cash distributions. For the nine-month period ended September 30, 2011, we recorded $6,744 of income from the O-P and received $9,877 in cash distributions. Pursuant to the terms of the 4G Agreement, we are guaranteed annual cash distributions from the O-P of $13,000 for both 2012 and 2013. The O-P’s cash distributions are made to us on a quarterly basis.

CASH FROM INVESTING ACTIVITIES

Capital expenditures totaled $3,509 during the nine months ended September 30, 2012 as compared to $1,939 for the corresponding period in 2011. The increase in capital expenditures was primarily a result of $1,499 capital expenditures related to the build out of Alteva’s innovation center and the UC headquarters in Philadelphia , Pennsylvania during 2012. Intangible asset expenditures totaled $544 during the nine months ended September 30, 2012 compared to $55 for the corresponding period in 2011. The increase was primarily due to the purchase of additional seat licenses.

CASH FROM FINANCING ACTIVITIES

We used $1,981 in financing activities during the nine-month period ended September 30, 2012 as compared to $766 for the corresponding period in 2011. Dividends declared on our common shares by the Board of Directors were $0.27 per share for the three-months ended September 30, 2012 and were $0.26 for the three-months ended September 30, 2011. The total amount of dividends paid on our common shares by us for each of the nine-month periods ended September 30, 2012 and 2011 was $4,696 and $4,272, respectively. We drew down $3,400 from our line of credit with Provident Bank and $3,095 from our line of credit with CoBank during the nine-months ended September 30, 2012 primarily for payments incurred in connection with the Alteva transaction and capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any material market risk. We do not hold or issue derivative instruments for any purposes or other financial instruments for trading purposes. Our only asset exposed to market risk is our interest bearing bank account. At September 30, 2012, our unsecured lines of credit with Provident Bank and the CoBank revolving loan were subject to variable interest rates that exposes us to interest rate risks. During the quarter ended September 30, 2012, there were no material changes to our quantitative disclosures about market risk as presented in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of September 30, 2012. There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Shareholders in 401(k) Plan

As of September 30, 2012, 0.7% of our outstanding common shares were held by employees in our 401(k) plan. These percentages fluctuate quarterly.

ITEM 6. EXHIBITS

10.1	Third Supplement to the Master Loan Agreement dated as of August 2, 2012 by and between CoBank, ACB and Warwick Valley Telephone Company

10.2	Promissory Note dated August 2, 2012 made by Warwick Valley Telephone Company in favor of CoBank, ACB

10.3	CoBank, ACB Master Loan Agreement Letter Amendment dated August 2, 2012

#10.4	Employment Agreement effective as of August 3, 2012 by and between Warwick Valley Telephone Company and Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer

10.5	Agreement for Sale of Shares dated as of August 22, 2012 by and between Warwick Valley Telephone and the Selling Holders named therein

10.6	Amendment No. 1 to the Lock-Up and Put Agreement dated as of September 25, 2012 by and between David Cuthbert and Warwick Valley Telephone Company

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Duane W. Albro, Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer

(32)	Section 1350 Certifications

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Duane W. Albro, Chief Executive Officer

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer

(101)	Interactive Data File

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warwick Valley Telephone Company
(Registrant)

Date: November 9, 2012	By:	/s/ Duane W. Albro
Duane W. Albro
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	By:	/s/ Brian H. Callahan
Brian H. Callahan
Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits

10.1	Third Supplement to the Master Loan Agreement dated as of August 2, 2012 by and between CoBank, ACB and Warwick Valley Telephone Company

10.2	Promissory Note dated August 2, 2012 made by Warwick Valley Telephone Company in favor of CoBank, ACB

10.3	CoBank, ACB Master Loan Agreement Letter Amendment dated August 2, 2012

#10.4	Employment Agreement effective as of August 3, 2012 by and between Warwick Valley Telephone Company and Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer

10.5	Agreement for Sale of Shares dated as of August 22, 2012 by and between Warwick Valley Telephone and the Selling Holders named therein

10.6	Amendment No. 1 to the Lock-Up and Put Agreement dated as of September 25, 2012 by and between David Cuthbert and Warwick Valley Telephone Company

	31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Duane W. Albro, Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Duane W. Albro, Chief Executive Officer

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer

	*101.INS	XBRL Instance Document

	*101.SCH	XBRL Taxonomy Extension Schema Document

	*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangement
*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

