Form 10-K
period 2012-12-31
WARWICK VALLEY TELEPHONE CO
filed 2013-03-18
CIK 104777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 001-35724

Warwick Valley Telephone Company

(Exact name of registrant as specified in its charter)

New York	14-1160510
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

47 Main Street
Warwick, New York	10990
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone, including area code:  (845) 986-8080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	NYSE MKT

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of Warwick Valley Telephone Company common stock as of June 30, 2012 held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2012 was  $70,843,225.

The number of shares of Warwick Valley Telephone Company common stock outstanding as of March 12, 2013 was 5,764,435.

DOCUMENTS INCORPORATED BY REFERENCE

Where indicated, the information required by Part III, Items 10, 11, 12, 13 and 14 of this report is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on May 16, 2013, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2012.

Explanatory Note

As used herein, unless the context otherwise requires, all references to “Alteva,” “the Company,” “we,” “our,” “us” and similar terms in this report refer to Warwick Valley Telephone Company, doing business as Alteva, together with its wholly-owned subsidiaries.

On March 12, 2013, the Audit Committee of our Board of Directors, in consultation with management, determined that our consolidated balance sheets as of December 31, 2010 and 2011 and consolidated statements of shareholders equity as of December 31, 2009, 2010 and 2011 contained in our annual reports on Form 10-K for the years ended December 31, 2011 and our quarterly reports on Form 10-Q for the first, second and third quarters of 2011 and the first, second and third quarters of 2012 should be restated due to an error in the calculation of the deferred income taxes related to the temporary difference of accumulated depreciation of fixed assets.

The correction of our deferred income taxes resulted in a restatement of our financial statements.  (See note 1 in our Notes to Consolidated Financial Statements).

Effects of the Restatement

The following table provides a summary of selected line items from our consolidated balance sheets as of December 31, 2009, 2010 and 2011 affected by this restatement. There was no impact to our consolidated statements of operations or cash flows included in this annual report on Form 10-K from our restatement.  Furthermore, our statement of shareholders’ equity was restated for December 31, 2009, 2010 and 2011 for the retained earnings balance.

	December 31, 2011	December 31, 2010	December 31, 2009
	($ in thousands)
As previously reported:
Long-term deferred income tax liability	$1,358	$1,941	$3,601
Retained earnings	$30,641	$39,356	$41,729

As reststated:
Long-term deferred income tax liability	$2,635	$3,218	$4,878
Retained earnings	$29,364	$38,079	$40,452

Part I.

Item 1.  BUSINESS.

Certain statements contained in this Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; our ability to continue to pay dividends at our current level; our ability to successfully integrate Alteva; goodwill and long-lived asset impairment; changes in the Orange County-Poughkeepsie Limited Partnership (“O-P”) distributions; risks associated with the exercise of our option to sell our O-P interest back to Verizon; demographic changes; management turnover; technological changes and changes in consumer demand; existing governmental regulations and changes in or our failure to comply with, governmental regulations; legislative proposals relating to the businesses in which we operate; changes to the USF; risks associated with our unfunded pension liability; competition; the loss of any significant ability to attract and retain highly skilled personnel and any other factors that are described in “Risk Factors.” Given these uncertainties, current and prospective investors should be cautioned regarding reliance on such forward-looking statements.  Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

GENERAL

Warwick Valley Telephone Company, which is currently doing business as Alteva (“Alteva,” the “Company,” “we,” “our” or “us”) was incorporated in New York on January 16, 1902 and is qualified to do business as a foreign corporation in various states. Unless otherwise indicated or unless the context requires otherwise, all references in this Annual Report to the Company, we, our or us, means the Company and its wholly-owned subsidiaries  Our executive offices are located at 47 Main Street, Warwick, New York 10990 and our telephone number is 845-986-8080.  We also maintain offices in Philadelphia, Pennsylvania and Syracuse, New York.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments thereto, are available free of charge on our website at www.Alteva.com under the “Investors” tab as soon as reasonably practical after filing with the Securities and Exchange Commission (“SEC”).  This website address is for information only and is not intended to be an active link or to incorporate any website information into this document.  In addition, our reports filed with the SEC may be read at the public reference facility maintained by the SEC at its public reference room at 100 F. Street, N.E., Room 1580, Washington, DC 20549 and copies of all or any part thereof may be obtained from that office upon payment of the prescribed fees.  You may call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.  In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC that can be accessed at www.sec.gov.

We provide cloud-based Unified Communications (“UC”) solutions for the medium business, large business and enterprise markets. UC consists of combining an organization’s voice, data, video and other communications into a single customer solution platform.  Through our UC business, we deliver leading edge cloud-based UC solutions including enterprise hosted Voice over Internet Protocol (“VoIP”), hosted Microsoft Communication Services, mobile convergence and advanced voice applications for the desktop.  Our solutions are designed for the enterprise market (35 or more users) where we meet our customers’ unique needs for a business communications solution that integrates multi-location, mobility, and business intelligence/analytics into a single seamless experience.

On August 5, 2011, we purchased substantially all of the assets and assumed certain liabilities of Alteva, LLC, a cloud-based UC solutions provider and a leading provider of enterprise hosted VoIP in North America.  On April 24, 2009, we purchased certain assets from USA Datanet Corporation, a New York corporation.  These acquisitions significantly expanded our UC business and our acquisitions were a significant part of our strategy to become a leading provider of world-class UC solutions.

We also operate as a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey.  Our Telephone segment consists of providing our historic local and toll telephone service to residential and business customers, Internet high-speed broadband service, landline and satellite video service.  Our ILEC service areas are primarily rural and have an estimated population of 50,000.  We also operate as a Competitive Local Exchange Carrier (“CLEC”) in areas that are adjacent to our ILEC territories and beyond, where we believe we can provide service profitably, effectively and efficiently.

In October 2012, the New York Public Service Commission (“NYPSC”) and New Jersey Board of Public Utilities (“NJBPU”) approved the application for our wholly-owned subsidiary Warwick Valley Telephone Restructuring Company LLC (“WVT”) to begin operating as an Incumbent Local Exchange Carrier. As a result, on November 1, 2012, we began implementing the restructuring of our ILEC operations, and as a result, substantially all of the assets and liabilities primarily associated with our local telephone business were contributed to WVT.  Warwick Valley Telephone Company, a holding company, continues to hold the ownership interests in our subsidiaries and our limited partnership interest in the O-P, but as holding company, we are no longer regulated by the NYPSC and NJBPU. WVT operates our regulated local telephone business, and we are now an unregulated holding company that provides cloud-based communications and local telephone services through our subsidiaries.  Because the operations, assets and liabilities of WVT are consolidated with the our financial results, the restructuring has not significantly impacted our results of operations or financial condition.

BUSINESS OPERATIONS

We report our results in two operating segments: Unified Communications and Telephone.  In addition, we report as income from equity method investments the results of our interest in the Orange County-Poughkeepsie Limited Partnership.  We evaluate the performance of our two operating segments based upon factors such as revenue growth, expense containment, market share and operating income.  We do not believe our sales in any segment are materially seasonal.

Operating Segments

In the beginning of fiscal 2012, we realigned our segment reporting (internal and external) and renamed our Online segment Unified Communications. We made these changes to take into account the changes in our business resulting from the acquisition of substantially all of the assets and assumption of certain liabilities of Alteva, LLC. The acquisition was part of our strategy to become a leading provider of  world-class UC solutions to business customers. Accordingly, Broadband Internet, dial-up Internet access services and TV services, which previously were included in our Online segment, became part of our Telephone segment. Concurrently, we moved Wholesale carrier services and Conference services out of the Telephone segment and into our UC segment. We believe our new strategy, which realigned our reportable segments, will enable us to develop and grow a more sustainable and profitable business in the future that will drive earnings growth and generate a better return on our assets.

Unified Communications

Alteva provides UC solutions for the medium business, large business and enterprise markets, including businesses with a diversified and remote workforce, as well as multiple locations and the need for integration of multiple devices operating on various operating platforms.  In 2012, Frost and Sullivan named us as the ninth largest UC provider in the United States and we continually strive to be an innovator and leader in the market.  Our UC service integrates a business’s multiple communication devices into a single platform and integrates mobile devices and social business platforms to ensure the highest level of access to collaboration tools coupled with advanced capabilities such as data analytics.  As a hosted UC provider, Alteva competes with both premise-based voice and video providers such as Avaya and Cisco as well as other cloud-based voice providers such as 8&8, Inc., Verizon and Comcast.

Alteva’s UC solution with the full suite of Microsoft Communication Services products allows for a truly cloud-based UC environment where basic business technology like voice communications is combined with office communications such as instant messenger, video conferencing, desktop sharing and more.  Alteva enhances an organization’s communications strategy by offering mobility, flexibility, and redundancy while reducing the total cost of ownership (“TCO”).  Hosted VoIP provides a reliable, flexible and fully scalable telecommunications solution for enterprise businesses and call centers.

Alteva’s communications infrastructure is a uniquely integrated platform including typical UC components, such as voice, video, text messaging and presence with specialized applications such as mobile integration, VoIP dial tone replacement for premise based private branch exchange systems (“PBX”), email, call center solutions, call recording, call data analytics, domain name registration, co-location services, web-hosting and Customer Relationship Management (“CRM”) software integration.  We have implemented a new product development process to speed-up time-to-market for new products and services that meet identified end-user needs and enhance our infrastructure to support our strong growth.  The process starts by identifying a market opportunity, capturing detailed market requirements and performing business analysis.  Subsequent to this, working groups from relevant functional areas of the company come together to rapidly develop and deploy each new solution.

By owning and operating two classes of platforms, Alteva is ideally positioned to operate both as a carrier’s carrier (“Class 4” platform) and to provide completely hosted PBX (“Class 5” platform) solutions for our end users.  In addition, Alteva offers for resale its entire voice, video and data solutions which can be completely integrated with the wholesale customer’s existing product portfolio. The leverage and scale of these services are provided through our world-class BroadSoft and Sonus infrastructures, allowing us to provide a level of service and support typically only available through the largest (Tier 1) service providers.  Our geographically redundant infrastructure enables our platform to provide continuous operations to our customers, even during a catastrophic event, such as hurricanes and other unforeseen disasters.

We continue to invest in our infrastructure to deliver a technological advantage to our customers, and deliver best-in-class communications technologies with minimal investment by our customers.   This infrastructure supports a monthly recurring revenue model for UC services.  This model also allows Alteva to sell enabling hardware and provide additional features and functionality to our customers at an additional monthly charge.

By offering a standards-based cloud solution with customized training, marketing support for demand creation and sales support for a superior end-user experience through our channel partner base and industry relationships, we believe we can drive sales in key vertical markets such as legal, healthcare and retail in the worldwide market.

Services and Products

Unified Communications Solutions — We offer a comprehensive managed solution including hosted voice and hybrid Session Initiation

Protocol (“SIP”) trunks, with integrated instant messaging, presence, unified messaging and video along with local, long distance and international communications services.

Audio and Web Collaboration Solutions — We offer a range of collaboration solutions including screen sharing and group audio and web conferencing for over 3,000 participants.

Email Solutions — We host complete Microsoft email services, which enables end users to: access their Exchange Mailbox from anywhere using a desk telephone or cell phone; speech-enabled menus hear and act on their calendar; listen to email messages (translated from text to speech); listen to voice mail messages; call personal contacts or any user listed in the company directory as well as manage meetings and calendars.

Access Solutions — We offer a range of access solutions for businesses ranging from T1s to fiber connections and MPLS circuits and we work closely with various providers to coordinate installation and support your connectivity.

Compliance Solutions — We offer a fully compliant solution for email archiving and call recording.  This platform provides a powerful solution for call centers and affords additional disaster recovery support.

Mobility Solutions — Our mobility solution, Alteva Anywhere, allows users to make and receive calls from any device — with only one phone number, one dial plan, one voice mailbox, and a unified set of features. With mobile synchronization, users can access their calendar and email from their smartphone.

Global Solutions — Our solution provides an integrated communications system across company locations with free calling between locations, unified billing and support, including local phone numbers in 75 countries.

Call Center Solutions — We deliver complete call center solutions.  Through a web-based client, businesses gain access to carrier class resiliency, reliability, detailed reporting, and a rich enterprise feature set, without the large upfront cost and acquisition of hardware and software.

Disaster Recover Solutions — We deliver custom designed network and equipment solutions to maximize uptime at user’s business locations, with direct access to forward or redirect calls or relocate a user’s entire business in the event of a storm or disaster.

Customer Premise Equipment — We are a Polycom Platinum Internet Telephony Service Provider.  Alteva offers a range of phones, network switches, routers, session border controllers, and more to develop and implement a customized solution for the business premise.

Wholesale Services — We offer a packaged solution including infrastructure and services.  We assist white-label partners in developing a service offering integrating their current portfolio.

Carrier Services — We operate a Class 4 switching infrastructure with least cost routing technology and transcoding to provide origination and termination for global carriers across analog, digital and IP connections.

Network Design and Management — We have developed and implemented thousands of customized network and voice solutions.  We will work with a user’s network team to upgrade and help manage the voice layer of their network to maximize call quality.

Other Solutions — We offer other services such as co-location, device management, anti-virus, e911, paging and intercom systems, fax services, web browser integration, reporting and analytics, web hosting, and CRM integration.

The majority of our services are charged to the customer on a monthly reoccurring basis, with certain equipment charges billed up front.

Technology Infrastructure

Alteva delivers cloud-based Unified Communication solutions in addition to CLEC and traditional ILEC operations. Our Alteva network is comprised of four carrier-class data centers and fully redundant fiber optic ring networks. The infrastructure consists of Class 5 (delivering phone service directly to end users), cloud-based PBX platforms, and Class 4 (delivering voice service to companies and carriers), carrier infrastructure platforms. The functionality of these enables the Alteva network to be flexible to every customer’s needs.

The Class 5 BroadSoft® cloud-based platform enables geographic redundancy, advanced PBX functionality and is highly scalable enabling the network to support businesses from 1 to 100,000+ users and scales to millions of total subscribers.  The Class 4 carrier platform is Alteva’s carrier infrastructure and includes components from AcmePacket®, Sonus Networks® and Genband®. This enables geographic redundancy in addition to interconnectivity with over 15 major carriers which is managed using an enhanced routing engine from TransNexus®. This allows Alteva to have a more comprehensive footprint both domestic and internationally.

Our Network Operations Center (NOC) continually monitors various aspect of our network including: customer connectivity, customer premise equipment (CPE) and our call processing infrastructure. There are monitoring systems in place for our specialized voice firewalls and hosted Class 5 PBX feature servers. In addition we also use key performance indicators for the networks, servers and infrastructure and have customized fraud/denial of service management systems.

Telephone

Alteva operates as an ILEC in southern Orange County, New York and northern New Jersey under the name Warwick Valley Telephone Company.  Our Telephone segment consists of providing our historic local and toll telephone service to residential and business customers, Internet high-speed broadband service, landline and satellite video service.  Our ILEC service areas are primarily rural and have an estimated population of 50,000.  We also operate as a CLEC in in Middletown, New York, Scotchtown, New York and Vernon, New Jersey.

Services and Products

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

Internet — Broadband Internet and dial-up Internet access services are provided using our network and by reselling other suppliers’ access services.

TV — Our TV service enables us to bundle voice, TV and data, known as the “Triple Play,” to our customers.  We have a reseller agreement with DIRECTV that allows us to provide the TV component of the Triple Play.

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

Within the Telephone segment, we resell toll telephone services to our subscribers.  We operate in an extremely competitive marketplace with other interexchange carriers.

As of June 30, 2012, we no longer offer our landline video service because we decided to exit our landline video service after the expiration of the relevant franchises on that date.

We began operating as a competitive local exchange carrier or CLEC in Middletown, New York in 1999, in Scotchtown, New York in 2001 and Vernon, New Jersey in 2002.

Orange County-Poughkeepsie Limited Partnership

We currently own an 8.108% limited partnership interest in the Orange County-Poughkeepsie Limited Partnership (the “O-P”).  Verizon Wireless of the East, L.P. (“Verizon”) is the general partner and it and its affiliates currently have a 91.892% ownership interest in the O-P.  The O-P provides cellular telephone service throughout the Orange County-Poughkeepsie Metropolitan Service Area.

On May 26, 2011, we entered into an agreement with Verizon, the general partner, and Cellco Partnership, the other limited partner, in the O-P, to make certain changes to the O-P partnership agreement which, among other things, specified that the O-P will provide 4G cellular services (the “4G Agreement”) and that the O-P will be converted from a wholesale business to a retail business.  The conversion of the O-P from a wholesale business to a retail business increased the cellular service costs and sales and marketing expenses incurred by the O-P, which caused a subsequent reduction in the O-P’s net income.  Regardless of the O-P’s net income, pursuant to the 4G Agreement, we received an annual cash distribution of $13.6 million in 2011 and $13.0 million in 2012 and will receive annual cash distributions of $13.0 million in 2013 from the O-P.  These guaranteed payments were first recorded as a return of capital and were not recorded on our income statement until all of our capital was returned and our O-P partnership capital account was at zero, which occurred during the quarter ended June 30, 2012.  Although our share of the O-P net income recorded in our income statement decreased because of the way we record the guaranteed payments, the annual cash distributions we receive from the O-P will remain unchanged through 2013 pursuant to the terms of the 4G Agreement.  The 4G Agreement also gives us the right (the “Put”) to require one of the O-P’s limited partners to purchase all of our ownership interest in the O-P during April 2013 or April 2014 for an amount equal to the greater of (a) $50.0 million or (b) the product of five times 0.081081 times the O-P’s EBITDA, as defined in the 4G Agreement for the calendar year preceded by the Put.

We will continue to monitor the results of the O-P.  Without the benefit of our guaranteed payments, after 2013, under the 4G Agreement our O-P distributions will likely decrease.  However, as the 4G and successor cellular technologies develop and customer usage increases, the O-P retail business model could improve.  The Put  grants us an ability to decide whether the prospect of improvement is significant enough for us to remain a limited partner of the O-P.

As of December 31, 2012, the book value of our investment in the O-P was zero because our investment was paid back to us during the quarter ended June 30, 2012.

Our interest in the O-P represented 0% and 3% of our total assets as of December 31, 2012 and 2011, respectively, and the income from the O-P that we record as income from equity method investment represented 179%, 308% and 299% of our income (loss) before income taxes and extraordinary items for the years ended December 31, 2012, 2011 and 2010, respectively.  For more information on our O-P interest, see Note 12 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Major Customers

None of our customers accounted for more than 10% of our consolidated operating revenues in 2012, 2011 and 2010.  We do not believe that the loss of a single customer or a few customers would have a material adverse effect on any of our segments.

Universal Service Fund (“USF”) revenue accounted for 8%, 11% and 16% of our revenues for the years ended December 31, 2012, 2011 and 2010, respectively.  For information regarding changes to USF funding, see the section entitled “Federal Universal Service Fund” below.

COMPETITION

Unified Communications

As a hosted UC provider, Alteva competes with both premise-based voice and video providers such as Avaya and Cisco as well as cloud-based voice and UC providers such as 8x8, Inc., Verizon and Comcast.  UC is emerging as a viable and mainstream solution for small-medium businesses and Enterprise businesses. The hosted and UC market place is experiencing double digit annual growth rates.   As the market expands, there is an increasing number of services providers and competitors. The competitive landscape for hosted UC includes traditional telephone providers, managed service providers, system integrators, as well as non-traditional competitors.

Alteva continues to be recognized as an industry leader in UC services.  Alteva has differentiated itself by delivering a best in class product, supported by industry leading implementation and customer service.  In order to continue to create a competitive advantage and establish differentiation in the hosted UC market place, Alteva will adapt and remain on the forefront of technology, creating a position among the most stable and respected communications vendors around the globe.  Alteva integrates new innovations with proven technology from industry leaders like Microsoft, Cisco, BroadSoft, Level 3, and Polycom to provide best-in-class hosted UC solutions.

Telephone

The Telecommunications Act of 1996 (the “1996 Act”) created a nationwide structure in which competition is allowed and encouraged between incumbent local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities.  Our local network, network access and long distances services compete with large cellular telephone providers, cable companies and VoIP providers that offer alternative voice products.  These competitors are much larger and have greater resources and previously had greater regulatory flexibility than us.  During the last several years, we have experienced overall declines in telephone access lines as customers have migrated towards cellular and VoIP providers for telephone services in our regulated franchise area.  We primarily compete on the basis of price, convenience, call quality and reliability for telephone services.

Our broadband Internet and dial-up internet services primarily compete with Cablevision in New York and Service Electric in New Jersey.  These cable companies are much larger and have greater resources and regulatory flexibility than us.  The present market environment requires that we compete on the basis of service, speed and price.  Whether customer and pricing levels can be maintained depends, in part, on the actions of existing competitors, the possible entry into the market of new competitors, the rate of technological change and the evolving level of demand for voice, video and high-speed data services.

Our TV service competes against entrenched cable companies and satellite television companies.  To stay competitive in the current market environment we must be able to offer a television service on par with our competitors at a competitive price.  Accordingly, we offer TV services provided by DIRECTV, which enables us to offer our Triple Play bundle.  However, the success of our Triple Play offering has been limited by competing offerings by Cablevision in New York and Service Electric in New Jersey.

We also provide directory services in our telephone segment.  Our directory services compete with other online providers of directory listings as well as in market competitors of print services, such as Yellow Book, Verizon, Frontier, and Century Link.  We primarily compete on the basis of price, our local presence and our loyal customer base that use our directory listings.

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

REGULATION

The communications industry has been and remains the subject of significant legislative and regulatory oversight at both federal and state levels.  The 1996 Act, which updated the Communications Act of 1934, provided a structure for local competition.  Implementations of the 1996 Act, required implementation and interpretation by the Federal Communications Commission (“FCC”), states and courts, and congress frequently proposes legislative amendments to the 1996 Act.

The 1996 Act opened local telecommunications markets to competition, preempting state and local laws to the extent that they prevented competitive entry into a market.  The 1996 Act allows states to retain the authority to preserve universal service, protect public safety and welfare, ensure quality of service, protect consumers and mediate and arbitrate disputes involving interconnection agreements between carriers.  The 1996 Act generally requires local carriers to interconnect with other carriers, unbundle their services at wholesale rates, permit resale of their services, enable collocation of equipment, provide Local Number Portability (“LNP”) and dialing parity, provide access to poles, ducts, conduits and rights-of-way, and complete calls originating by competing carriers under termination agreements.  To respond to the 1996 Act’s requirements, we entered into interconnection agreements with other carriers.

We serve as an ILEC and as a video and broadband service provider.  As such, we are subject to both state and federal regulation.  We pursue regulatory and legislative policies that will further diminish regulatory burdens imposed on us.  However, as an ILEC, we remain subject to more regulation than our competitors.  The following summary of the regulatory environment in which our business operates does not describe all present and proposed federal and state regulations affecting the communications industry.  These laws and regulations are subject to change and any change may have an adverse effect on us in the future.

Federal Regulation

Interstate toll and access service revenues are subject to the jurisdiction of the FCC.  We receive reimbursement from carriers in the form of charges for providing carriers with access to and from our local network in addition to the compensation we receive from providing services to our end user customers.

As an ILEC, we are subject to regulation that is generally more extensive than the regulation of our competitors for certain services.  This regulation covers our rates and service terms, and also affects the terms on which we must provide connections and network elements to competitors.

In contrast, wireless service providers are not regulated from a retail-pricing standpoint, but are subject to various licensing and technical requirements imposed by the FCC, including provisions related to the acquisition, assignment or transfer of radio licenses, and mandates, such as enhanced 911, or E-911, and wireless LNP.  Long distance and wireless service providers, which compete against us and are also our wholesale customers, are less regulated, without significant rate regulations or tariffing obligations.

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

One of our telephone segment subsidiaries offer services as an Internet Service Provider (“ISP”).  Federal government authorities, including the FCC and the U.S. Congress, have considered proposals to regulate ISPs and network operators regarding the management of their networks and the use of information about their subscribers.  The FCC has also decided several cases addressing these issues, relying on its existing authority, such as the general non-discrimination principles applicable to common carriers and extended through ancillary jurisdiction to all telecommunications, including broadband information services. Although rules have not been adopted, we cannot predict whether regulations or legislation affecting Internet services will be adopted that may increase costs, reduce potential revenues, or create regulatory disadvantages.  In addition, we must operate in accordance with any decisions the FCC has made or may make in the future regarding our network management obligations.

State Regulation

The New York telephone service operations by our subsidiary, WVT, are subject to the jurisdiction of the NYPSC and our New Jersey telephone service operations are subject to the jurisdiction of the NJBPU.  These two bodies have regulatory authority over WVT’s local exchange operations with respect to rates, facilities, services, reports, issuance of securities and other matters.  As a result, WVT’s ability to respond quickly to changing market conditions or to implement a new business organization can be limited by the necessity of obtaining regulatory reviews or responding to interrogatories which can slow down or even prevent the desired transaction.  As an ILEC, WVT generally face carrier of last resort, or COLR, obligations which include an ongoing requirement to provide service to all prospective and current customers in WVT service territories who request service and are willing to pay rates prescribed in WVT’s tariffs.  In competitively bid situations, such as newly constructed housing developments or multi-tenant dwellings, this may constitute a competitive disadvantage to WVT if competitors can choose to exclusively tie service to homeowner’s association fees or choose not to provide service to customers who are poor credit risks or customers they believe it would not be economically viable to serve.

Intrastate billing and collection services remain partly regulated in New York. The regulated services are provided under tariff.  Some carriers provide their own billing and collection services and do not use WVT’s services.

WVT, along with other carriers, have been granted pricing flexibility under a March 4, 2008 NYPSC ruling for various intrastate retail telecommunications services.  We have taken advantage of this flexibility to raise its rates for these services.  WVT anticipates having the option to apply for further increases.

WVT’s New Jersey telephone operations were granted pricing flexibility in 2010 for certain intrastate retail services for three years.  We subsequently raised its prices in July 2010, July 2011 and July 2012 in New Jersey.

We ceased providing video services in New York and New Jersey.  We did not renew our video franchises with municipalities as these franchises expired throughout 2011 and 2012.

Federal Universal Service Fund

USF programs provide funding for services provided in high-cost areas, for reduced-rate services to low-income consumers, and for discounted communications and Internet access services for schools, libraries and rural health care facilities.  These programs are funded by contributions from telecommunications carriers and VoIP providers who are interconnected to the network.  These contributions are based on a FCC-prescribed percentage and are recovered from customers through surcharges.  In September 2005, the FCC deregulated ILECs’ high-speed Internet access service and in the process eliminated the universal service assessments on end users of such services.  Universal service assessments on the wholesale provision of such services, however, remain in place.  In June 2006, the FCC required certain VoIP providers to contribute to the USF.

On November 28, 2011, the FCC released a comprehensive order regarding reform of the USF and Intercarrier Compensation (ICC).   The order specified that the USF would be renamed the Connect America Fund (CAF).  Funds from CAF will be allocated with a greater emphasis on stimulating broadband buildout in the United States.  Additionally, this order mandated the decline in overall revenues deemed interstate.  Currently these revenues are received from end users, Interexchange carriers and USF. The total of these revenues will decline 5% a year and the USF or CAF support must adjust accordingly.  This change commenced July 1, 2012 and will continue annually for the next 10 years.  Finally, the order contains a provision that implements a “ceiling” on the amount of corporate overhead expenses that can be recovered by an ILEC through the CAF. Historically the USF fund has allowed ILECs to recover their reasonable costs without restriction.  In 2012 a ceiling was established based on corporate overhead cost per access line.  Accordingly, we have experienced a reduction in funds we are eligible to receive from the CAF.

Pursuant to FCC requirements mentioned above, we contribute to the USF/CAF.  Our obligation to this fund was $0.6 million, $0.6 million, and $0.4 million, in 2012, 2011, and 2010 respectively.  The Universal Service Administration Company (“USAC”) establishes a contribution rate for eligible revenues which in turn determines the amount of the annual obligation to the fund.  Future contribution levels will therefore depend on revenues and USAC mandated contribution rates.

We have been designated as an Eligible Telecommunications Carrier (“ETC”) in New York and New Jersey, which has enabled us, since January 1, 1998, to receive substantial USF monies from USAC.  As a result of FCC orders, all local exchange carriers have been required to reduce interstate access charges billed to toll carriers.  To offset this revenue reduction, monthly payments from the high cost portion of the USF are provided to carriers with ETC status and other requirements set forth in the orders.  We meet these requirements.  As a further assurance of stability of cost recovery, we elected to participate in the Tariff/Pool administrated by National Exchange Carrier Association, Inc. (NECA) effective July 1, 2006.

USF/CAF revenue and NECA pool settlements, (“regulatory revenue”) has accounted for $2.2 million, $2.8 million, $3.9 million, in 2012, 2011, and 2010, respectively.  This is included in operating revenue in our consolidated statements of operations.

Intercarrier Compensation

Intercarrier compensation includes regulated interstate and intrastate switched access charges and also reciprocal compensation received by ILECs, CLECs and wireless service providers.  This compensation is received from long distance carriers to pay for the origination and termination of long distance calls and from interconnected local carriers to pay for terminating local and wireless calls. On average, intrastate switched access charges, which are currently regulated by state Public Utility Commissions, are generally higher than interstate switched access charges, which are regulated by the FCC, and in turn interstate switched access charges are generally higher on a per-minute basis than are reciprocal compensation rates. In February 2010, the NJBPU ordered the intrastate switched access terminating rates for New Jersey to be transitioned to the lower interstate rates over a two-year period.  We fully transitioned to meet this requirement in 2012. The NYPSC has ordered that New York intrastate terminating rates will match interstate rates on July 1, 2013.  NYPSC is also considering changes to intrastate originating rates in a current docket.

As mentioned above, on November 28, 2011, the FCC released a comprehensive order which also concerned intercarrier compensation.  The order reflected the FCC’s desire that telephone companies eventually eliminate intercarrier switched access compensation altogether. To implement this, the FCC mandated that companies lower their terminating access rates at the intrastate level to the interstate rate level by 2013 (see above). We have complied with this for New Jersey and plan to meet New York requirements in 2013. In addition, a rate of return carrier like us must reduce our rates for some access elements to zero in nine years.  While this will be offset to some extent by additional end user charges (known as ARC or Access Recovery Charge), the overall effect will be a decline in revenue.

The order also clarified that VOIP traffic must pay access charges which went into effect on July 1, 2012.  Finally, under the order, reciprocal compensation charges for wireless carriers on Intra MTA traffic was eliminated on July 1, 2012.

EMPLOYEES

As of February 15, 2013, we had 145 full-time and 10 part-time employees, including 40 non-management employees represented by Local 503 of the International Brotherhood of Electrical Workers.  The existing contract with our union employees has been extended and now expires on October 31, 2013.

Item 1A.  RISK FACTORS.

RISK FACTORS

We have a history of operating losses and there is no assurance we will generate profits in the future or continue to pay dividends.

We have a history of operating losses.  We have sustained operating losses of $24.3 million, $11.6 million and $8.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.  We cannot assure that we will be able to generate profitable operations in the future.  If we cannot generate profits in the future, our failure to do so could adversely affect the market price of our common stock, which in turn could adversely affect our ability to raise additional equity capital or to incur additional debt.  We have a history of paying dividends on our common stock since 1907. However, our ability to pay dividends and the amount and timing of future dividend payments is subject to applicable law and will be made at the discretion of our Board of Directors based on factors such as our cash flow and cash requirements, necessary capital expenditures, financial condition and other factors.

Any impairment of goodwill, other intangible assets or long-lived assets could negatively impact our results of operations.

Our goodwill, other intangible assets or long-lived assets, are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill, intangible assets and/or long-lived assets may be impaired.  Any excess goodwill, indefinite-lived intangible assets value resulting from the impairment test must be written off in the period of determination.  Intangible assets (other than goodwill and indefinite-lived intangible assets) and other long-lived assets are generally amortized or depreciated over the useful life of such assets.  In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets.  We significantly increased our goodwill as a result of our acquisition of substantially all of the assets and assumed certain liabilities of Alteva, LLC.  We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business.  Likewise, our Telephone segment has continued to decline in revenue. We performed our 2012 annual test for other long-lived assets and determined there was impairment to our telephone segment of $8.9 million.  Further declines in revenue could cause further impairment of long-lived assets in the segment.  Future determinations of significant write-offs of goodwill, intangible assets or other long-lived assets, as a result of an impairment test or any accelerated amortization or depreciation of other intangible assets or other long-lived assets could have a material negative impact on our results of operations and financial condition.  We have completed our annual impairment test for goodwill in accordance with the applicable accounting guidance, and have concluded that we do not have any impairment of goodwill for the year ended December 31, 2012.

We are subject to competition that may adversely impact us.

The UC market is also becoming increasingly competitive as large and small providers grow more sophisticated in their UC product offerings.  We cannot predict the number of competitors that will ultimately emerge, but increased competition from existing and new entities could have an adverse effect on our business.  In our Telephone segment, we historically faced little competition in our markets.  As a direct result of deregulation, we now face direct competition in our traditional ILEC territories by CLEC operations and other providers of telecommunications services that offer comparable voice, video and data products.  The primary competitor in our market has brand recognition and financial, personnel, marketing and other resources that are significantly greater than ours.  In addition, consolidations and strategic alliances within the telecommunications industry, as well as ongoing technological innovation, are likely to increased competition in our market. With increased substitution of wireless for landline services, wireless carriers are now competing aggressively for our voice customers.

A significant portion of our cash flows are derived from our O-P Limited Partnership.

We rely significantly on income derived from our O-P partnership interest.  We receive quarterly cash distributions from O-P, which comprises a substantial percentage of our cash flow.  On May 26, 2011, we entered into an agreement with Verizon Wireless of the East LP, the general partner and a limited partner, and Cellco Partnership, the other limited partner, in the O-P to make certain changes to the O-P partnership agreement, which, among other things, specifies that the O-P will provide 4G cellular services (the “4G Agreement”).  The 4G Agreement provides that the O-P’s business will be converted from a wholesale business to a retail business.  The 4G Agreement provides for guaranteed annual cash distributions to the Company from the O-P through 2013.  For 2013, the annual cash distribution will be $13.0 million.  Beyond 2013, O-P distributions will be made at the discretion of the O-P general partner.  The failure of the general partner to make a cash distribution to the limited partners or decreases in distributions in any quarter would have a significant negative impact on our business.

Our decision of whether to exercise the O-P Put will have a significant impact on our results of operations.

The 4G Agreement gives us the right (the “Put”) to require one of the O-P’s limited partners to purchase all of our ownership in the O-P during April 2013 or April 2014 for an amount equal to the greater of (a) $50.0 million or (b) the product of five (5) times 0.081081 times the O-P’s EBITDA, as defined in the 4G Agreement.  If we exercise the Put in April 2013 or April 2014, we will no longer receive cash distributions from the O-P that we have historically relied upon to fund our operations.  A portion of the proceeds from our exercise of the Put will be used to repay all or a portion of our outstanding indebtedness and income taxes incurred from our exercise of the Put.  Once the proceeds from the Put have been extinguished, we can provide no assurances that we will be able to fund our operations from internally generated funds.  The lack of continued cash flows from the O-P could have a material adverse effect on our results of operation and financial condition.  Alternatively, we are under no obligation to exercise the Put and if we elect not to exercise the Put, we can provide no assurances that future cash distributions from the O-P will continue at historical levels.  If distributions from the O-P were to reduce significantly from historical levels that would have a material adverse effect on our results of operations and financial condition and could make it difficult for us to meet our obligations to our creditors.

We identified a material weakness in our internal control over financial reporting in connection with the restatement of previously issued financial statements.  This material weakness has not been fully remediated and we can provide no assurance that further material weaknesses will not be identified in the future.

Effective disclosure controls and procedures and internal controls are necessary for us to provide reliable financial reports and effectively prevent or detect fraud. In connection with the restatement of our previously issued financial statements and the related reassessment of our internal control over financial reporting with respect to our deferred income taxes, management concluded that as of December 31, 2012 and for all prior periods, our disclosure controls and procedures were not effective and that we had a material weakness in our internal control over financial reporting. We have begun to implement remedial measures to address the material weakness, but we can provide no assurance that these measures will adequately remediate the material weakness.  Should we identify any other material weakness, such weakness could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet the reporting requirements under the securities laws in a timely manner. These effects could in turn adversely affect the trading price of our common stock and could result in a material misstatement of our financial position or results of operations and require a further restatement of our financial statements.

We rely on licensed technology to offer our Unified Communication services.

We rely on licensed technology to provide UC services to customers.  If we were unable to continue licensing technology from Broadsoft or Microsoft, we would need to transfer our UC services to a new technology platform.  This could disrupt our service, require us to incur significant transition costs and could have a material adverse effect on our financial results.

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

We may seek to make strategic acquisitions of companies. Acquisitions involve additional risks that may adversely affect us.

From time to time, we may seek to make acquisitions of businesses that expand our portfolio of services. We may be unable to make acquisitions if suitable businesses that add value are not available at favorable prices due to increased competition for these businesses.

We may have to borrow money, incur liabilities, or sell or issue stock to pay for future acquisitions and we may not be able to do so on terms favorable to us, or at all. Additional borrowings and liabilities may have a materially adverse effect on our liquidity and capital resources. If we issue stock for all or a portion of the purchase price for future acquisitions, our stockholders’ interest may be diluted.

Completing acquisitions involves a number of risks, including diverting management’s attention from our daily operations, other additional management, operational and financial resources, system conversions and the inability to maintain key pre-acquisition relationships with customers, suppliers and employees. We might not be able to successfully integrate future acquisitions into our business or operate the acquired businesses profitably, and we may be subject to unanticipated problems and liabilities of acquired companies.

If we cannot continue to license or enforce the intellectual property rights on which our business depends, or if third parties assert that we violate their intellectual property rights, then our business, financial condition and results of operations could be materially adversely affected.

We rely upon patent, copyright, trademark and trade secret laws in the United States, and similar laws in other countries, and non-disclosure, confidentiality and other types of agreements with our employees, customers, suppliers and other parties, to establish, maintain and enforce our intellectual property rights.  Despite these measures, any of our direct or indirect intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly software redesign efforts, discontinuance of certain product offerings or other competitive harm.  Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States.  Therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third party copying, infringement or use, which could adversely affect our competitive position.  Also, because of the rapid pace of technological change in the telecommunications industry, much of our UC business and many of our UC products rely on key technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms.

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

The communications industry is subject to rapid and significant changes in technology, the development of new types of content, frequent new service offerings and a changing regulatory and economic environment.  We cannot predict the changes in our competitive position or profitability.  Technological developments may reduce the competitiveness of our networks and require significant expenditures of capital to upgrade and/or replace outdated technologies.  In addition, new products and services arising out of technological developments in the industry may reduce the attractiveness of our products and services.  If we fail to adapt successfully to technological changes or obsolescence, or fail to obtain access to important new technologies or content, we could lose existing customers and fail to attract new customers.  For this reason, we have entered into the UC business.  However, even the UC business can be affected by technological change.  Our UC business currently depends on the use of desktop telephones and related systems.  The rise of social media and soft phones in the future could potentially reduce the use of desktop telephones, which could have an adverse effect on our UC business.  A key element of our long-term growth strategy is our ability to deliver new and enhanced products and services to our customers.  The successful delivery of new products and services is uncertain and dependent on many factors.  There is no guarantee that delivery of these services will generate the anticipated increase in customers and revenues.

We provide services to customers over access lines.  If access lines continue to decline, our operating results may be adversely affected.

Our Telephone segment generates revenues by delivering voice, and data services over access lines.  We continue to experience access line losses due to competition from wireless and broadband service providers.  For example, access lines declined 9% in 2012, 8% in 2011 and 12% in 2010.  We may continue to experience access line losses in our primary markets.  Our inability to retain access lines could adversely affect our business and results of operations.

Reductions in USF funding and intercarrier compensation may negatively impact our financial results.  Additional regulatory changes may have a material adverse effect on our operations as well.

We operate in a heavily regulated industry.  A significant portion of the revenues in our Telephone segment generally have been supported by regulations that provide for local and network access revenues and USF funds.  Changes in the funding and/or payout rules for the USF will further reduce our revenues obtained from the USF.

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

We operate in a region that is subject to extreme weather.  Such extreme weather conditions may interrupt our operations and damage our property, which may have a material adverse effect on our operations.

We operate in the northeastern United States, a region that is subject to extreme weather conditions.  Such extreme weather conditions may interrupt our operations and damage our properties and equipment.  Although we maintain insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions.   Although preventative measures may help mitigate the damage from such occurrences, the damage and disruption to our business resulting from any of these events may be significant.  If our insurance and other risk mitigation mechanisms are not sufficient to recover all costs, including loss of revenues from sales to customers, we could experience a material adverse effect on our financial position and results of operations.

There is a history of disputes regarding intercarrier billing, which may materially impact our results of operations.

We are periodically involved in disputes related to our billings to other carriers for access to our network.  In the event that a claim is made related to revenues previously recognized, we assess the validity of the claim and adjust the amount of revenue being recognized to the extent that the claim adjustment is considered probable and estimable.  We are, in the ordinary course of business, billed certain charges from other carriers that we believe are either erroneous or relate to prior periods. We carefully review our vendor invoices and  dispute inaccurate or inappropriate charges.  In cases where we dispute certain charges, we frequently pay only undisputed amounts on vendor invoices.  The amount of disputed charges may remain outstanding for some time pending resolution or compromise.  We periodically review the outstanding disputes and reassess the likelihood of success in the event of the resolution of these disputes.  However, it is possible that the actual settlement of any disputes will be material.  In view of the length of time historically required to resolve these disputes, they may be resolved or require adjustment in future periods and relate to billings and or costs invoiced, which were either accrued or paid in prior periods.

Risks associated with our unfunded pension and postretirement plan liabilities.

As of December 31, 2012, our unfunded pension liability was $7.5 million and our unfunded postretirement plan was $1.4 million.  We believe our cash management and monitoring of our funds will allow us to adequately fund our pension and our postretirement plans. If the stock market declines significantly or interest rates fluctuate or become volatile, it will be more difficult for us to adequately fund the plans.  Although our plan assets increased in 2012, lower interest rates increased pension plan expenses and required contributions during 2012, 2011 and 2010. With lower interest rates, our anticipated contribution to the pension plan is expected to increase during 2013.  If market conditions result in a decrease in plan assets during 2013, required pension plan contributions may increase in 2014.

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

We depend heavily on our senior management team and the loss of the services of one or more of our key executives or the unsuccessful implementation of our leadership transition could harm our business.

Our success depends, in large part, on the skills, experience and efforts of our senior management team.  We have recently undergone changes with respect to our senior management team.  These changes in key management could create uncertainty among our employees, customers and other third parties with which we do business, and could result in changes to the strategic direction of our business, financial condition and results of operations.  The loss of the services of one or more members of our senior management team could significantly harm our business.   In addition, we could be adversely affected if we fail to adequately plan for the succession of members of our senior management team.  The loss of any member of our senior management team could have a material adverse effect on our business, financial condition and results of operations.

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

Weak economic conditions may impact the demand for our services.

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

We face risks related to the restatement of our previously issued financial statements.

We have restated previously issued financial statements as set forth in this annual report on Form 10-K.  We can provide no assurance that we will not be required to further restate our financial statements and amendments to this report or prior annual reports and quarterly reports. Further restatement and any associated delays in filing our required reports, could cause us to not qualify for continued listing on the NYSE MKT, which would have an adverse impact on the price of our common stock.

Item 1B.  UNRESOLVED STAFF COMMENTS.

This item is not applicable.

Item 2.  PROPERTIES.

We own an approximately 22,000 square-foot building in Warwick, New York, which houses our general offices, data processing equipment and the central office switch for the Warwick exchange.   We lease space located in Syracuse, New York, and Philadelphia, Pennsylvania.  In addition, we own several smaller buildings that serve as office space, workshops, storage space or garages, or that houses switching equipment.  The operating business segments share space in our various properties.

Item 3.  LEGAL PROCEEDINGS.

None.

Item 4.  MINE SAFETY DISCLOSURES.

Not applicable.

Part II.

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE MKT under the symbol ALTV.  Prior to November 2012, we were listed on NASDAQ under the symbol WWVY. As of March 14 , 2013, we had 602 common shareholders of record.

Declaration and payment of dividends on our common stock are subject to the discretion of our board of directors and compliance with applicable laws.  Our decision to pay dividends in the future will depend on general business conditions, the effect of such payments on our financial condition and other factors our board of directors may consider relevant.

Cash dividends paid per common share December 31 (in cents):

Quarter Ending	2012	2011
First (March 31)	$0.27	$0.26
Second (June 30)	0.27	0.26
Third (September 30)	0.27	0.26
Fourth (December 31)	0.27	0.26
Total	$1.08	$1.04

The high and low bid prices for our common stock as reported by NYSE MKT and/or NASDAQ for the first, second, third and fourth quarters of 2012 and 2011 were as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
High	$15.29	$14.90	$14.53	$13.46
Low	$12.81	$12.95	$12.55	$9.73

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
High	$15.49	$15.21	$14.78	$13.90
Low	$13.80	$14.30	$12.24	$11.61

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 - October 31, 2012(1)	25,148	$14.68	—	—
November 1, 2012 - November 30, 2012	—	—	—	—
December 1, 2012 - December 31, 2012	—	—	—	—
Total	25,148	$14.68	—	—

(1)           On October 21, 2012, we purchased 25,148 shares from David Cuthbert pursuant to a Lockup and Put Agreement between us and Mr. Cuthbert.  The shares were purchased for a per share purchase price of $14.68 under the Lockup and Put Agreement, for an aggregate total of $0.4 million.

Item 6.  SELECTED FINANCIAL DATA

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	($ in thousands except per share amounts)

Selected financial data:
Total operating revenues	$27,942	$25,936	$24,426	$23,922	$22,990
Cost of services and products	14,134	14,701	11,978	10,744	8,938
Selling, general and administrative	23,702	17,558	13,056	12,039	10,589
Depreciation and amortization	5,476	5,266	5,780	5,468	4,699
Impairment of fixed assets	8,883	—	2,283	—	—
Total operating expenses	52,195	37,525	33,097	28,251	24,226
Income (loss) from continuing operations	(9,452)	(2,921)	2,852	6,815	6,068
Extraordinary item	—	—	—	—	(73)
Net income (loss) attributable to common shareholders	(9,477)	(2,946)	2,827	6,790	5,970
Total assets	43,445	57,916	53,075	56,566	55,267
Long-term debt, net of current maturities	14,095	—	1,139	2,658	4,176

Common Share data:
Basic earnings (loss) per common share from continuing operations:
Income (loss) before extraordinary item	$(1.66)	$(0.54)	$0.53	$1.27	$1.13
Extraordinary item	—	—	—	—	(0.01)
Basic earnings per share	$(1.66)	$(0.54)	$0.53	$1.27	$1.12
Diluted earnings (loss) per common share from continuing operations:
Income (loss) before extraordinary item	$(1.66)	$(0.54)	$0.52	$1.26	$1.13
Extraordinary item	—	—	—	—	(0.01)
Basic earnings per share	$(1.66)	$(0.54)	$0.52	$1.26	$1.12

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Consolidated Financial Statements

On March 12, 2013, the Audit Committee of our Board of Directors, in consultation with management, determined that our consolidated balance sheets as of December 31, 2010 and 2011 and consolidated statements of shareholders equity as of December 31, 2009, 2010 and 2011 contained in our annual reports on Form 10-K for the years ended December 31, 2011 and our quarterly reports on Form 10-Q for the first, second and third quarters of 2011 and the first, second and third quarters of 2012 should be restated due to an error in the calculation of the deferred income taxes related to the temporary difference of accumulated depreciation of fixed assets.

The correction of our deferred income taxes resulted in a restatement of our financial statements.  (See note 1 in our Notes to Consolidated Financial Statements).

Effects of Restatement

The following table provides a summary of selected line items from our consolidated balance sheets as of December 31, 2009, 2010 and 2011 affected by this restatement. There was no impact to our consolidated statements of operations or cash flows included in this annual report on Form 10-K from our restatement.  Furthermore, our statement of shareholders’ equity was restated for December 31, 2009, 2010 and 2011 for the retained earnings balance.

	December 31, 2011	December 31, 2010	December 31, 2009
	($ in thousands)
As previously reported:
Long-term deferred income tax liability	$1,358	$1,941	$3,601
Retained earnings	$30,641	$39,356	$41,729

As reststated:
Long-term deferred income tax liability	$2,635	$3,218	$4,878
Retained earnings	$29,364	$38,079	$40,452

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; our ability to continue to pay dividends at our current level; our ability to successfully integrate Alteva; goodwill and long-lived asset impairment; changes in the Orange County-Poughkeepsie Limited Partnership (“O-P”) distributions; risks associated with the exercise of our option to sell our O-P interest back to Verizon; demographic changes; management turnover; technological changes and changes in consumer demand; existing governmental regulations and changes in or our failure to comply with, governmental regulations; legislative proposals relating to the businesses in which we operate; changes to the USF; risks associated with our unfunded pension liability; competition; the loss of any significant ability to attract and retain highly skilled personnel and any other factors that are described in “Risk Factors.” Given these uncertainties, current and prospective investors should be cautioned regarding reliance on such forward-looking statements.  Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

OVERVIEW

Warwick Valley Telephone Company, currently doing business as Alteva (we, our or us) is a cloud-based communications company that provides Unified Communication (“UC”) solutions that unify an organization’s communications systems; enterprise hosted Voice over Internet Protocol (“VoIP”) and we operate a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey. We deliver cloud-based UC solutions including enterprise hosted VoIP, hosted Microsoft Communication Services, fixed mobile convergence and advanced voice applications for the desktop. By combining voice service with Microsoft Communications Services products, our customers receive a voice-enabled UC solution that integrates with existing business applications. We have solutions that are designed for the enterprise market of 35 or more users, as well as other services for organizations with 35 or less users. Our ILEC operations consist of providing local and toll telephone service to residential and business customers, Internet high speed broadband service, and DIRECTV.

In the first quarter of 2012, we realigned our segment reporting (internal and external) and renamed our Online segment Unified Communications. We made these changes to take into account the changes in our business resulting from the acquisition of substantially all the assets and certain liabilities of Alteva, LLC. The acquisition was part of our strategy to transform our operations from one primarily dependent upon our ILEC business, to one more focused on developing and implementing a UC solutions strategy. Accordingly, Broadband Internet, dial-up Internet access services and TV services, which previously were included in our Online segment, became part of our Telephone segment. Concurrently, to align the segments with our revised management structure and operating model, we moved Wholesale carrier services and Conference services out of the Telephone segment and into our Unified Communications segment. We believe our new strategy, which realigned our reportable segments, will enable us to develop a more sustainable business in the future that will drive earnings growth and a better return on our assets.

In October 2012, the New York State Public Service Commission and the New Jersey Board of Public Utilities approved the application for our wholly-owned subsidiary Warwick Valley Telephone Restructuring Company LLC to begin operating as an ILEC. As a result, in November 2012, we transferred substantially all of the assets and liabilities primarily associated with our regulated telephone business to Warwick Valley Telephone Restructuring LLC (“WVT”), which will operate our regulated local telephone business. As a result, we are an unregulated holding company providing UC and ILEC services through our subsidiaries.

On November 6, 2012, we moved our stock exchange listing from the NASDAQ to the NYSE MKT.  We made this change based on our belief the change would improve our liquidity and increase awareness of our company in the financial community.

On January 22, 2013, we began doing business as Alteva.  We plan to have our shareholders vote on a proposal at our 2013 annual meeting of shareholders to be held on May 16, 2013 to amend our certificate of incorporation to change our name from Warwick Valley Telephone Company to Alteva, Inc. As part of our rebranding as Alteva, we changed our ticker symbol on the NYSE MKT from WVT to ALTV on February 4, 2013.

This discussion and analysis provides information about the important aspects of our operations and investments, both at the consolidated and segment levels, and includes discussions of our results of operations, financial position and sources and uses of cash.

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

General

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  Certain of these accounting policies require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and any disclosure of contingent assets and liabilities.  Significant estimates include, but are not limited to, depreciation expense, allowance for doubtful accounts, long-lived assets, goodwill, pension and postretirement expenses and income taxes.  Actual results could differ from those estimates.

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in the consolidated financial statements.

Equity Method Accounting

Our interest in the O-P is accounted for under the equity method of accounting.

Revenue Recognition

We derive our revenue from the sale of UC services as well as traditional telephone service.

We recognize revenue when (i) persuasive evidence of an arrangement between us and the customer exists, (ii) the delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable, and (iv) collectability of the sales or service price is assured.

UC Services

Our UC services and solutions consist primarily of our hosted VoIP Unified Communications system, certain UC applications, training and other professional services. Additionally, we offer our customers the ability to purchases phone systems from us directly. Customers are not required to purchase phones from us directly as they can independently purchase such equipment.

Monthly recurring hosted services are recognized on a straight-line basis in the period when the service is delivered.

We bill most of the monthly recurring hosted service revenue a month in advance. Any amounts billed and collected, but for which the service is not yet delivered, are included in deferred revenue. These amounts are recognized as revenues only when the service is delivered.

Equipment sales associated with the sale of phones is recognized when the products are delivered to and accept by the customer, as it is considered a separate earnings process. Implementation charges related to equipment are recognized when service is rendered and activation charges, along with associated costs, up to but not exceeding these fees, are deferred and recognized over estimated life of the customer.

Telephone

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

It is our policy to classify sales taxes collected from our customers and remitted to the government as netted through revenue.

Income Taxes

We record deferred taxes that arise from temporary differences between the financial statements and the tax basis of assets and liabilities.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws on the date of enactment.  Our deferred taxes result principally from differences in the timing of depreciation, and in the accounting for pensions and other postretirement benefits.  A valuation allowance is recorded against our deferred tax assets which are not expected to be realized.

Goodwill and Other Intangible Assets

Assets acquired and liabilities assumed must be recorded at their fair value at the date of acquisition. Our balance sheet includes amounts designated as goodwill and other intangibles.  Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Other intangibles primarily represent the Alteva trade name, customer relationships, and seat licenses.

As of December 31, 2012, our balance sheet included goodwill and other intangibles that represented 21% and 19% of total assets, respectively.

Goodwill and indefinite-lived trade names are tested for impairment at least annually and as triggering events occur. Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment provides companies with the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value, then a company is required to perform the second step of the two-step goodwill impairment test. Based on our assessment, the fair value exceeded the carrying value and no impairment charge was recorded.

We make significant assumptions to estimate the future revenue and cash flows used to determine the fair value of our reporting units. These assumptions include future growth rates, profitability, discount factors, market comparables, future tax rates, and other factors. Variations in any of these assumptions could result in materially different calculations of impairment amounts. If the expected revenue and cash flows are not realized, impairment losses may be recorded in the future.

Property, Plant and Equipment

We review the recoverability of our long-lived assets, including buildings, equipment, internal-use software and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value.  The primary measure of fair value is based on discounted cash flows.

Fair values are determined by using a combination of the market approach and income approach. Our fair value calculations are based on projected financial results that are prepared in connection with our forecasting process. The fair value calculations are also based on other assumptions including long-term growth rates and weighted average cost of capital.

For the year ended December 31, 2012, we determined that the continuing revenue decline in the Telephone segment due to access line decline was an indicator of impairment for us to test for recoverability of the net realizable value of the segment assets. Accordingly, we performed an undiscounted cash flow analysis on our Telephone assets.  Because we did not pass the recoverability test, we proceeded to perform a discounted cash flow to measure the assets fair value. We compared the assets fair value to their recorded book value and noted that the book value exceeded the fair value of our Telephone assets.   As a result, we recorded an asset impairment charge of $8.9 million in the Telephone segment.

For the year ended December 31, 2010, we determined that our landline video assets consisting of head-end equipment, related network equipment and customer premise equipment were impaired.  We recorded impairment in 2010 of $2.3 million that represents 100% of the net carrying value of our landline video assets.  This impairment loss resulted from customers who migrated to DIRECTV or a competitor, resulting in lost landline video revenue.

We record property, plant and equipment at cost.  Construction costs, labor and applicable overhead related to installations and interest during construction are capitalized.  Costs of maintenance and repairs of property, plant and equipment are charged to operating expense.  The estimated useful life of support equipment (vehicles, computers, etc.) ranges from 3 to 19 years.  The estimated useful life of Internet equipment ranges from 3 to 5 years.  The estimated useful life of communication and network equipment ranges from 10 to 15 years.  The estimated useful life of buildings and other equipment ranges from 14 to 50 years.  Depreciation expense is computed using the straight-line method.

New Accounting Pronouncements

In May 2011, an accounting standards update (“ASU”) regarding fair value measurement was issued.  This update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards.  This update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This update became effective for annual periods beginning after December 15, 2011.  We adopted this update for the fiscal year ended December 31, 2012 and it did not have a material impact on our consolidated financial statements.

In June 2011, an ASU regarding the presentation of comprehensive income was issued.  This update was issued to increase the prominence of items reported in other comprehensive income and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This update becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We adopted this update for the fiscal year ended December 31, 2012 and it did not have a material impact on our results of operations of financial position, but results in the presentation of a separate consolidated statement of consolidated income (loss).

In September 2011, an ASU regarding the testing of goodwill for impairment was issued.  This update allows a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether it is necessary to perform the two-step goodwill impairment test.  We adopted this update effective January 1, 2012 and it did not have a material impact on our disclosures or consolidated financial statements.

In December 2011, an ASU regarding balance sheet disclosures of offsetting assets and liabilities was issued and the scope was clarified in January 2013.  This update requires disclosure on information about offsetting and related arrangements to enable users of an entity’s financial statements to understand the effect of those arrangements on its financial position.   This applies to derivatives accounted for in accordance with Topic 815, including bifurcated embedded instruments, repurchase agreements and reverse repurchase agreements and securities borrowings and securities lending transactions. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We do not believe this will have a material impact on its disclosures or consolidated financial statements.

In February 2013, an accounting standards update regarding the reporting of amounts reclassified out of accumulated other comprehensive income was issued.  This update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP.  An entity is required to apply the update prospectively for reporting periods beginning after December 15. 2012. We do not believe this will have a material impact on its disclosures or consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS — 2012 compared to 2011 and 2011 compared to 2010
($ in thousands)

A discussion of the factors that affected our overall financial results for the past two years is presented below.  We also discuss our expected revenue and expense trends in “Operating Environment and Business Trends” below.

OPERATING REVENUES

2012 Compared to 2011

Operating revenues for the year ended December 31, 2012 increased $2.0 million, or 8% to $27.9 million from $25.9 million in the same period in 2011. This increase was due primarily to a 62% increase in revenues from our UC segment resulting from the operations associated with our acquisition of substantially all of the assets of Alteva, LLC. in August 2011 (the “Alteva acquisition”), partially offset by a decrease of 18% in revenue from our Telephone segment.

Revenues for our UC segment increased $5.2 million, or 62% from $8.4 million from the year ended December 31, 2011 to $13.6 million for the year ended December 31, 2012. This increase was primarily due to an increase in hosted services revenue of $6.4 million, which includes VoIP usage, data and equipment. The increase in hosted services revenue was primarily the result of the operations associated with the Alteva acquisition.  This increase was partially offset by the decrease in wholesale carrier services of $1.3 million, or 66%, resulting from our decision during 2012 to move away from this line of business due to lower margins, which led to from lower usage from wholesale customers.

Revenues for our Telephone segment decreased $3.2 million, or 18% from $17.6 million for the year ended December 31, 2011 to $14.4 million for the year ended December 31, 2012. This decrease was partially attributable to lower network access services revenue of $1.1 million, or 14%, mainly due to lower USF revenues of $0.6 million or 23%, due to recent FCC reforms of USF funding and lower billing to carriers.  This decrease was also attributable to lower DIRECTV revenues of $0.6 million, resulting from the termination of the National Rural Telecommunications Cooperative (“NRTC”) as of August 15, 2011. We no longer bill and collect for the monthly recurring revenue for NRTC and instead we now only receive a commission on DIRECTV sales and reimbursement for installations costs.  Also contributing to this decrease was reductions in long distance revenue of $0.8 million, or 41% primarily associated with customers switching to our promotional prices and lower usage and a decrease in video revenue of $0.4 million, or 92% resulting from our exit of landline video services.

2011 Compared to 2010

Operating revenues increased $1.5 million or 6% to $25.9 million in 2011 from $24.4 million in 2010.  This increase was due primarily to:

•                  An increase in VoIP revenue of $3.1 million due to the additional revenue from the acquisition of substantially all of the assets and the assumption of certain liabilities of Alteva, LLC.

•                  An increase in wholesale carrier services of $0.6 million or 49% due to increases in usage by existing and new wholesale carrier customers.

•                  An increase in local network service revenue of $0.2 million or 9% associated with rate increases in July 2011 for New Jersey customers and November 2010 for New York customers offset by access line loss attributable to competitive landline telephone service and wireless substitution.

Partially offset by:

•                  A decrease in network access revenue of $1.2 million or 14% due mainly to lower USF revenues of $1.1 million, lower end user regulatory revenues of $0.2 million attributable to the loss of access lines, and lower billing to carriers of $0.3 million, offset in part by increased revenues of $0.4 million associated with additional sales of special circuits.

•                  A decrease in DIRECTV revenue of $0.1 million due to the termination of the NRTC contract as of August, 15, 2011.  We no longer bill and collect for the monthly recurring revenue for NRTC.  We now only receive a commission on DIRECTV sales and reimbursement for installation costs.

•                  A decrease in high-speed broadband revenue of $0.3 million due primarily to the loss in landline video subscribers whose service was bundled with our broadband services.

•                  A decrease in landline video services of $0.5 million due to customers switching to our DIRECTV services or to a competitor.

•                  A decrease in long distance revenue of $0.2 million or 9% due mainly to the effect of customers switching to our promotional prices, declining minutes of use, and access line loss attributable to competitive landline telephone service and wireless substitution.

•                  A decrease in directory services of $0.2 million or 14% due primarily to lower sales of yellow page advertising.

OPERATING EXPENSES

Operating expenses for year ended December 31, 2012 increased $14.7 million, or 39%, to $52.2 million from $37.5 million for the same period in 2011. This increase was primarily due to an $8.9 million impairment of fixed assets in the Telephone segment.  Also contributing to the increase was 35% of additional selling, general and administrative expenses associated with the growth of our UC segment, integration costs associated with the acquisition of substantially all of the assets and assumption of certain liabilities of Alteva, LLC, and professional fees associated with our reorganization that will allow us to operate as an unregulated holding company with a wholly-owned regulated ILEC subsidiary.

2012 Compared to 2011

Cost of Services and Products

The cost of services and products decreased $0.6 million, or 4%, to $14.1 million for the year ended December 31, 2012, from $14.7 for the same period in 2011.

Cost of services and products for our UC segment increased $2.4 million, or 36% from $6.6 million for the year ended December 31, 2011 to $9.0 million for the year ended December 31, 2012. This increase was primarily from the operations of Alteva since its acquisition in August of 2011 and the repurposing of employees from the Telephone segment.

Cost of services and products for our Telephone segment decreased $3.0 million, or 37% from $8.1 million for the year ended December 31, 2011 to $5.1 million for the year ended December 31, 2012. This decrease was primarily attributable to decreases in content costs for landline video due to the elimination of channel offerings resulting from exiting our landline video service on December 31, 2012, as well as repurposing employees into the UC segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2012 increased $6.2 million, or 35%, to $23.7 million for the year ended December 31, 2012, from $17.5 million for the same period in 2011. This increase was primarily from the integration of operations associated with the Alteva acquisition.

Selling, general and administrative expenses for our UC segment increased $5.3 million, or 54% from $9.8 million for the year ended December 31, 2011 to $15.1 million for the year ended December 31, 2012. This increase was primarily due to a full year of costs associated with the integration of operations with the Alteva acquisition.

Selling, general and administrative expenses for our Telephone segment increased $0.8 million, or 10% from $7.8 million for the year ended December 31, 2011 to $8.6 million for the year ended December 31, 2012. We incurred higher professional fees associated with (i) the dispute with a local exchange carrier and (ii) our corporate restructuring that will allow us to operate as an unregulated holding company.  Also contributing to the increase was the increases in compensation expenses associated with our growth initiatives, business plan and the transition of our business.

Impairment of Fixed Assets

At December 31, 2012, we determined that the carrying value of long-lived assets in the Telephone segment exceeded their fair value.  As a result, we incurred a fixed asset impairment charge of $8.9 million in our Telephone segment.  The fair value of long-lived assets in the Telephone segment was impacted by the continuing declines in revenues in our Telephone segment.  See Note 11 to our Consolidated Financial Statements

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2012 increased $0.2 million, or 4%, to $5.5 million from $5.3 million for the same period in 2011. This was associated with a decrease of $0.7 million in our Telephone segment primarily due to the full depreciation of central office switches, computer equipment and leasehold improvements, offset by an increase of $0.9 million of primarily amortization of the intangible trade name and customer lists associated with Alteva in our UC segment.

2011 Compared to 2010

Operating expenses increased $4.4 million or 13% to $37.5 million in 2011 from $33.1 million in 2010.  This increase was due primarily to:

•                  Cost of services and products increased $2.7 million or 23% primarily due to an increase of $3.4 million attributable to:

•                  an increase of $0.7 million in the access expense associated with increased usage by various wholesale carrier customers,

•                  increased costs of $1.3 million resulting from the operations of Alteva since its acquisition in August,

•                  higher installation costs of $0.5 million resulting from the increase in hosted VoIP customers,

•                  additional repairs of $0.1 million to traditional phone service due to inclement weather during the first quarter of 2011, and

•                  an increase of $0.9 million, which is the amount we have agreed to pay pursuant to a non-binding term sheet to resolve a dispute with another carrier.

Partially offset by:

•                  a decrease in content costs for landline video of $0.4 million due to the elimination of channel offerings,

•                  a decrease of $0.1 million due to lower directory production costs and sales commissions associated with the decrease in directory sales revenue, and

•                  a decrease of $0.1 million resulting from lower DIRECTV installation costs due to improved efficiencies.

•                  Selling, general and administrative expenses increased $4.5 million (or 34%) due mainly to:

•                  an increase of $2.9 million resulting from the acquisition costs and additional expenses from the acquisition of substantially all of the assets and the assumption of certain liabilities of Alteva, LLC,

•                  accelerated compensation expenses associated with the severance agreement with our former Chief Financial Officer and other increases in compensation and benefits of $0.9 million,

•                  higher director and professional fees of $0.5 million resulting from non-ordinary course additional board meetings to consider and approve changes to the O-P Agreement and consider and approve the Alteva acquisition,

•                  higher fees paid for USF of $0.1 million, and

•                  higher bad debt expense of $0.1 million due to a customer bankruptcy filing, that caused us to increase our reserve for bad debt.

These increases were offset by lower building expenses of $0.1 million.

•                  Depreciation and amortization expense decreased $0.5 million (or 9%) primarily associated with a decrease of $1.0 million due to the impairment of video equipment in 2010 included in our Telephone segment, the full depreciation of central office switches, computer equipment and leasehold improvements, partially offset by an increase of $0.4 million associated with assets purchased from Alteva, LLC.

•                  In 2010, we determined that we would withdraw from our landline video business.  Regulatory restrictions required us to continue service into 2012 where we have winded down our landline video business.  We conducted a fair value estimation of the head end equipment and customer premise equipment given only two more years of service.  The fair value was estimated to be zero for these assets.  Accordingly, we recorded an impairment of our video assets of $2.3 million, which was equal to the entire carrying value of these assets at December 31, 2010.

OTHER INCOME (EXPENSE)

2012 Compared to 2011

Total other income (expense) for the year ended December 31, 2012 increased $2.5 million or 32% to $10.3 million from $7.8 million in the same period 2011. This is due to O-P distributions in excess of our proportionate share of the O-P’s income being recorded as other income as opposed to be being applied to our investment.  Our guaranteed payments under the 4G Agreement were first recorded as a return of capital and were not recorded on our statement of operations until all of our capital was returned and our O-P partnership capital account was at zero, which occurred during the quarter ended June 30, 2012.  All distributions we received from the O-P after June 30, 2012 were recorded as income. For more information on the 4G Agreement and the accounting treatment of the distributions we received from the O-P, see Note 12 to our consolidated financial statements. This increase was partially offset by the payment to certain members of Alteva, LLC which was recorded as an expense of $0.5 million, see Note 3 to our consolidated financial statements.

2011 Compared to 2010

Other income, net decreased $5.1 million or 40% to $7.8 million in 2011 from $12.9 million in 2010.  This decrease is due mainly to:

•                                          A decrease in other income from equity method investment of $4.7 million, as a result of the transition of the O-P from a wholesale to a retail business pursuant to the 4G Agreement.

•                                          An increase in other expenses of $0.2 million, the result of the New York State sales tax audit for the time period of March 2008 through December 2010.

•                                          An increase in other expenses of $0.1 million, which is primarily associated with a loss on sales of short-term bonds we sold in connection with the Alteva transaction.

•                                          An increase in interest expense of $0.1 million, resulting from the additional debt we incurred in connection with the Alteva transaction.

SEGMENT RESULTS OVERVIEW

Our Unified Communications segment accounted for approximately 49% and 32% of our consolidated segment operating revenues in 2012 and 2011, respectively. Growth in revenue was a result of full year operations of our subsidiary after the Alteva LLC acquisition in 2011.  We expect this upward trend in UC revenue to continue in the future.  This segment provides enterprise hosted VoIP, wholesale carrier services and conference services.

Our Telephone segment, which operates as a retail and wholesale seller of communications services, accounted for approximately 51% and 68% of our consolidated segment operating revenues in 2012 and 2011, respectively.  This segment provides telecommunications services, including local networks, network access, long distance voice, customer premise equipment, PBX equipment, high speed (broadband Internet) and dial-up Internet access services, wireless and directory advertising services (yellow and white pages advertising and electronic publishing).

In 2010, our Telephone segment accounted for approximately 81% and our Unified Communications segment accounted for 19% of our consolidated operating revenue.

For further segment information, see Note 9 to the Consolidated Financial Statements contained in Item 8.

Orange County-Poughkeepsie Limited Partnership

We currently own an 8.108% limited partnership interest in the Orange County-Poughkeepsie Limited Partnership (the “O-P”).  Verizon Wireless of the East, L.P. (“Verizon”) is the general partner and currently has a 91.892% ownership interest in the O-P.  The O-P provides cellular telephone service throughout the Orange County-Poughkeepsie Metropolitan Service Area.  Our interest in the O-P represented 0% and 3% of our total assets as of December 31, 2012 and 2011, respectively, and the income from the O-P that we record as income from equity method investment represented 179%, 308% and 299% of our income before income taxes for the years ended December 31, 2012, 2011 and 2010, respectively.  For more information on our O-P interest, see Note 12 to the Consolidated Financial Statements contained in Item 8.

On May 26, 2011, we entered into an agreement with Verizon, the general partner and a limited partner of the O-P, and Cellco Partnership, the other limited partner in the O-P, to make certain changes to the O-P partnership agreement which, among other things, specifies that the O-P will provide 4G cellular services (the “4G Agreement”) and that the O-P will be converted from a wholesale business to a retail business.  The conversion of the O-P from a wholesale business to a retail business increased the cellular service costs and sales and marketing expenses incurred by the O-P, which caused a subsequent reduction in the O-P’s net income.  Regardless of the O-P’s net income, pursuant to the 4G Agreement, we received an annual cash distribution of $13.6 million in 2011 and $13.0 million in 2012, and we will receive annual cash distributions of $13.0 million in 2013 from the O-P.  These guaranteed payments were first recorded as a return of capital and were not recorded on our income statement until all of our capital was returned and our O-P partnership capital account was at zero which occurred by December 31. 2012.  Although our share of the O-P net income recorded in our statement of operations decreased as a result of the way we record the guaranteed payments, the annual cash distributions we receive from the O-P will remain unchanged through 2013 pursuant to the terms of the 4G Agreement.  The 4G Agreement also gives us the right (the “Put”) to require one of the O-P’s limited partners to purchase all of our ownership interest in the O-P during April 2013 or April 2014 for an amount equal to the greater of (a) $50.0 million or (b) the product of five times 0.081081 times the O-P’s EBITDA, as defined in the 4G Agreement, for the calendar year preceded by the Put.

We will continue to monitor the results of the O-P.  Without the benefit of our guaranteed payments under the 4G Agreement our O-P distributions could decrease.  However, as the 4G and successor cellular technologies develop and customer usage increases, the O-P retail business model could improve.  The Put Right grants us an ability to decide whether this improvement is significant enough for us to remain a limited partner or whether our interest would be best served by exercising the Put Right.

Under equity method accounting, we currently report as income our proportionate share of the O-P income that is less than the guaranteed cash distributions that we receive from the O-P.  The cash distributions we receive from the O-P that are in excess of our proportionate share of the O-P income are applied to our investment account.  As a result of receiving the fixed cash distributions from the O-P in excess of our proportionate share of the O-P income, our investment account was reduced to zero during the quarter ended June 30, 2012.  Once the investment account was reduced to zero, we recorded the fixed cash distributions that we received from the O-P directly to our statement of operations as other income.

LIQUIDITY AND CAPITAL RESOURCES

We had $1.8 million of cash and cash equivalents and short-term investments available at December 31, 2012.  This is a reduction of $3.0 million from the same period last year.  This reduction in cash and cash equivalents is a result of the settlement of the obligations related to our Alteva, LLC acquisition and increased operating losses.

Our 2013 capital plan includes $1.8 million in expenditures, excluding seat licenses, primarily relating to the expansion of our UC and broadband products.  We expect that we will have sufficient availability to fund these purchases using cash flows from operations, the O-P distributions, and debt financing, including equipment financing facilities and availability under our new credit facility with TriState Capital Bank.

As of December 31, 2012, we had working capital of $2.0 million. In March 2013, we refinanced our short-term borrowings with the new long-term debt which allowed us, under Generally Accepted Accounting Principles, to reclassify our short-term borrowings to long-term.

On November 8, 2012, we entered into a credit agreement with TriState Capital Bank (“TriState”) that provides for borrowings up to $2.5 million.  As of December 31, 2012, the balance outstanding was $1.5 million. All borrowings become due and payable on April 30, 2013. The TriState borrowings incurred interest at a variable rate based on either LIBOR or a Base Rate, as defined in the credit agreement, plus an applicable margin 4.00% or 3.00%, respectively. Under the terms of the TriState credit agreement, we were required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios as well as certain financial reporting requirements. Our obligations under the TriState credit facility were guaranteed by all of the our wholly-owned subsidiaries except for subsidiary that is operating as an Incumbent Local Exchange Carrier (“ILEC”).  The ILEC subsidiary entered into a negative pledge agreement with CoBank whereby the ILEC subsidiary agreed not to pledge any of its assets as collateral or lien to be placed on any of its assets.

On March 11, 2013, we entered into a new credit agreement with TriState Capital Bank (“TriState”) to provide for borrowings up to $17.0 million with the ability to increase the facility for borrowings up to $20.0 million with the participation of another lender.  All borrowings become due and payable on June 30, 2014. The TriState borrowings incur interest at a variable rate based on either LIBOR or a Base Rate, as defined in the credit agreement, plus an applicable margin 3.50% or 2.00%, respectively. Under the terms of the TriState credit agreement, we are required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios as well as certain financial reporting requirements. Our obligations under the TriState credit facility are secured by all of our assets and guaranteed by all of our wholly-owned subsidiaries except for subsidiary that is operating as an ILEC.  The ILEC subsidiary entered into a negative pledge agreement with TriState whereby the ILEC subsidiary agreed not to pledge any of its assets as collateral or lien to be placed on any of its assets.  On March 11, 2013, we borrowed $15.2 million to repay all borrowings outstanding under the CoBank, Provident and prior TriState credit facilities and retired those facilities.

We had a revolving loan facility with CoBank, ACB in the amount of $10.0 million (the “CoBank Revolving Loan”).   As of December 31, 2012 the balance outstanding was $8.6 million.  The CoBank Revolving Loan had a maturity date of August 2, 2013. The CoBank Revolving Loan incured interest at a variable rate determined by CoBank, ACB or, if selected by us, at LIBOR plus 4.50%. Interest was payable quarterly in arrears. The interest rate on the outstanding amount is variable and, as of December 31, 2012, the rate was 4.71%. The CoBank Revolving Loan was secured by a pledge of all of the equity of our wholly-owned subsidiaries and guaranteed by all of our wholly-owned subsidiaries except for Warwick Valley Telephone Restructuring Company LLC (“WVT”). WVT entered into a negative pledge agreement with CoBank whereby WVT agreed not to pledge any of its assets as collateral or permit a lien to be placed on any of its assets.  Under the terms of the CoBank Revolving Loan, we were required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios, as set forth in the master loan agreement, as well as certain financial reporting requirements. All borrowings under the CoBank facility were repaid on March 11, 2013 and the loan agreement was canceled.

We had an unsecured line of credit in the amount of $4.0 million with Provident Bank (the “Provident”) of which the entire amount had been drawn as of December 31, 2012. Interest was payable quarterly in arrears. The interest rate on the outstanding amount was fixed at 2.50%. On October 21, 2012, the Provident line of credit was amended to extend the maturity date to April 30, 2013.  All borrowings under the Provident facility were repaid on March 11, 2013 and the line of credit was canceled.

As a result of the CoBank Revolving Loan, Provident and prior TriState facilities being retired, we were not required to deliver any compliance certifications related to those facilities that may have been due after the payoff date.

CASH FROM OPERATING ACTIVITIES

Our source of funds continues to be primarily generated from cash distributions from the O-P which differs from the income from equity method investments reported in our statement of operations as described under the heading “O-P Income” above.  For the year ended December 31, 2012, we recorded $6.3 million of income from the O-P and $13.0 in cash distributions.  For the year ended December 31, 2011, we recorded $7.9 million of income from the O-P and $13.6 million in cash distributions.  Pursuant to the terms of the 4G Agreement, we are guaranteed cash distributions from the O-P of $13.0 million for 2013 and expect all of this to be recorded as income. Cash from the O-P was used to fund the operations of the Company.

CASH FROM INVESTING ACTIVITIES

Capital expenditures totaled $4.0 million during the year December 31, 2012 as compared to $2.4 million for the corresponding period in 2011. The increase in capital expenditures was primarily a result of $1.5 million capital expenditures related to the build out of Alteva’s innovation center and the UC headquarters in Philadelphia, Pennsylvania during 2012, as well as $1.0 million in capital expenditures related to expanding our VoIP and circuit equipment. Intangible asset expenditures totaled $0.7 million during the year December 31, 2012 compared to $0.5 million for the corresponding period in 2011. The increase was primarily due to the purchase of additional seat licenses.

CASH FROM FINANCING ACTIVITIES

We used $2.4 million in financing activities during the year ended December 31, 2012 as compared to $3.2 million for the corresponding period in 2011. Dividends declared on our common shares by the Board of Directors were $1.08 per share for the year ended December 31, 2012 and were $1.04 per share for the year ended December 31, 2011. The total amount of dividends paid on our common shares by us for each of the years ended December 31, 2012 and 2011 was $6.3 million and $5.8 million, respectively. We drew down $3.4 million from our line of credit with Provident Bank, $3.6 million from our line of credit with CoBank and $1.5 million from our line of credit with TriState during the year ended December 31, 2012 primarily for settlement of obligations incurred in connection with the Alteva transaction and capital expenditures.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2012, we did not have any material off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

A summary of our material contractual obligations and commitments as of December 31, 2012 is presented below:

	Payments Due by Period
	Less			More
	than	1 - 3	3 - 5	than
($ in thousands)	1 Year	Years	Years	5 Years	Total

Notes payable (a)	$—	14,095	—	—	$14,095
Interest expense (a)	195	—	—	—	195
Operating leases (b)	323	360	264	163	1,110
Other long-term obligations (c)	1,089	—	—	––	1,089
Total contractual obligations and commitments	$1,607	$14,455	$264	$163	$16,489

(a)                                 Long-term debt is at a variable rate.  Interest payments are calculated based upon a current interest rates.  As of December 31, 2012, our interest rates ranged from 2.5% to 4.71%.  These rates are subject to fluctuation in the future.

(b)                                 We lease office space, office equipment and vehicles.

(c)                                  We are required to make minimum contributions to our pension and postretirement plans.  These amounts are not estimable for years after 2013.

OPERATING ENVIRONMENT AND BUSINESS TRENDS

2013 Revenue Trends

In 2013, it is anticipated that we will continue to face the challenges found throughout the telecommunications industry, namely continued declines associated with our traditional service offerings and a reduction in USF revenue as a result of the FCC order dated November 28, 2011.  As of June 30, 2012, we no longer offer our landline video service because we have determined to discontinue offering such services after the expiration of relevant franchise, on that date.  We expect the UC industry to continue to grow as industry experts have indicated.  Accordingly, we expect our UC revenues will continue to grow.

2013 Expense Trends

Expense trends in dollars related to variable component of cost of services and products will increase proportionally as a result of our increases in expected revenues for the UC business.  Depreciation expense will decline as a result of the impairment charge related to telephone assets that we took in 2012.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not subject to any material market risk.  Our exposure to changes in interest rates results from our borrowing activities.  In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.1 million, assuming our average borrowing level remains constant, which would not materially affect our business and results of operations.  An increase in the assumed health care cost trend rate by 1.0% would increase the accumulated postretirement benefit obligation as of December 31, 2012 by approximately $0.4 million.  A 1.0% decrease in the health care cost trend rate would decrease these components by $0.5 million.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,

Warwick Valley Telephone Company:

We have audited the accompanying consolidated balance sheets of Warwick Valley Telephone Company and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012.  We have also audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report on internal control over financial reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal controls over financial reporting based on our audits. We did not audit the financial statements of the Orange County-Poughkeepsie Limited Partnership (the “O-P Partnership”), an investment that was reflected in the consolidated financial statements using the equity method of accounting.  The investment in the O-P Partnership represented 0% and 3% of total assets as of December 31, 2012 and 2011, respectively, and 179%, 308% and 299% of income (loss) before income taxes for the years ended December 31, 2012, 2011 and 2010, respectively.  The financial statements of the O-P Partnership were audited by other auditors whose report thereon has been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for the O-P Partnership, is based solely on the report of the other auditors.

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

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s assessment.  The material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2012 financial statements.

The Company did not maintain effective controls over the accuracy and valuation of the accounting for and disclosure of income taxes.  Specifically, controls over the reconciliation of deferred income taxes were not effective.  This control deficiency resulted in the restatement of the Company’s 2011 and 2010 annual consolidated financial statements.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warwick Valley Telephone Company and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, because of the effects of the material weakness described above on the achievements of the objectives of the control criteria, Warwick Valley Telephone Company and Subsidiaries have not maintained effective internal controls over financial reporting, as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2011 and 2010 consolidated financial statements.

As discussed in Note 4 to the consolidated financial statements, the Company has retrospectively adopted new accounting guidance issued by the Financial Accounting Standards Board related to the presentation of comprehensive income (loss).

/s/ WithumSmith+Brown, PC

Princeton, New Jersey

March 18, 2013

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011	2010
	($ in thousands except share & per share amounts)

Operating revenues:
Unified Communications	$13,569	$8,360	$4,527
Telephone	14,373	17,576	19,899
Total operating revenues	27,942	25,936	24,426

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization expense)	14,134	14,701	11,978
Selling, general and administrative expenses	23,702	17,558	13,056
Depreciation and amortization	5,476	5,266	5,780
Impairment of fixed assets	8,883	—	2,283
Total operating expenses	52,195	37,525	33,097
Operating loss	(24,253)	(11,589)	(8,671)

Other income (expense):
Interest income (expense)	(415)	(64)	33
Income from equity method investment	11,021	7,898	12,578
Other income (expense), net	(286)	(51)	261
Total other income, net	10,320	7,783	12,872
Income (loss) before income taxes	(13,933)	(3,806)	4,201

Income tax expense (benefit)	(4,481)	(885)	1,349
Net income (loss)	(9,452)	(2,921)	2,852
Preferred dividends	25	25	25
Net income (loss) applicable to common stock	$(9,477)	$(2,946)	$2,827

Basic earnings (loss) per common share	$(1.66)	$(0.54)	$0.53
Basic earnings (loss) per puttable common share	$—	$(0.54)	$—

Diluted earnings (loss) per common share	$(1.66)	$(0.54)	$0.52
Diluted earnings (loss) per puttable common share	$—	$(0.54)	$—

Weighted average shares of common stock used to calculate earnings (loss) per share
Basic (common)	5,711,815	5,413,144	5,363,543
Basic (puttable common)	—	186	—
Diluted (common)	5,711,815	5,413,144	5,407,994
Diluted (puttable common)	—	186	—

Dividends declared per common share	$1.08	$1.04	$0.96

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2012	2011	2010
	($ in thousands, except share and per share amounts)

Net income (loss)	$(9,452)	$(2,921)	$2,852

Other comprehensive income (loss), net of tax:
Unrealized holding loss on short-term investments arising during the year	—	32	(31)
Defined benefit pension plans:
Amortization of transition obligation	18	18	18
Prior service (cost) credit arising during year	294	(176)	(176)
Net income (loss) arising during year	668	(2,069)	691

Other comprehensive income (loss)	980	(2,195)	502

Comprehensive income (loss)	$(8,472)	$(5,116)	$3,354

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
		(as restated)
	($ in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,799	$4,575
Short term investments	—	259
Accounts receivable - net of allowance for uncollectibles - $638 and $759 in 2012 and 2011, respectively	3,320	2,717
Other accounts receivable	187	174
Materials and supplies	512	832
Prepaid expenses	1,145	731
Prepaid income taxes	1,222	2,715
Deferred income taxes	268	405
Total current assets	8,453	12,408
Property, plant and equipment, net	16,446	25,425
Unamortized debt issuance costs	84	45
Intangibles, net	8,131	8,605
Investments	—	1,979
Goodwill	9,121	9,121
Deferred income taxes	874	—
Other assets	336	333
Total assets	$43,445	$57,916
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$5,600
Current maturities of long-term debt	—	1,139
Accounts payable	886	1,715
Amounts due in connection with business acquisition	—	2,377
Derivative liability in connection with business acquisition	—	131
Advance billing and payments	367	390
Accrued taxes	619	521
Pension and post retirement benefit obligations	1,089	622
Other accrued expenses	3,759	3,398
Total current liabilities	6,720	15,893
Long-term debt	14,095	—
Amounts due in connection with business acquisition	—	472
Deferred income taxes	—	2,635
Pension and postretirement benefit obligations	8,095	9,915
Total liabilities	28,910	28,915

Commitments and contingencies

Puttable common stock, $0.01 par value, 0 and 272,479 shares issued and outstanding at at December 31, 2012 and 2011, respectively	—	4,125

Shareholders’ equity
Preferred Shares - $100 par value; authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000	500	500
Common stock - $0.01 par value; authorized shares of 10,000,000; issued 6,576,542 and 6,217,839 shares at December 31, 2012 and 2011, respectively	66	62
Treasury stock - at cost, 817,700 and 735,391 common shares at December 31, 2012 and 2011, respectively	(7,486)	(6,262)
Additional paid in capital	11,826	6,191
Accumulated other comprehensive loss	(3,999)	(4,979)
Retained earnings	13,628	29,364
Total shareholders’ equity	14,535	24,876
Total liabilities and shareholders’ equity	$43,445	$57,916

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	($ in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,452)	$(2,921)	$2,852
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,476	5,266	5,780
Allowance for uncollectibles	(121)	409	(5)
Write off obsolete inventory	216	—	—
Stock based compensation expense	867	960	341
Deferred income taxes	(3,949)	214	(1,859)
Non cash interest and finance expenses	103	—	—
Impairment loss on fixed assets	8,883	—	2,283
Distribution in excess of income from equity investments	1,979	5,702	(12)
Change in fair value of derivative liability	(131)	15	—
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	(482)	113	213
Other accounts receivable	(13)	(80)	66
Materials and supplies	104	154	2
Prepaid income taxes	1,493	(2,715)	674
Prepaid expenses	(414)	(123)	(91)
Other assets	(216)	(103)	(45)
Accounts payable	(829)	379	141
Advance billing and payment	(23)	(7)	64
Accrued taxes	98	(520)	792
Pension and post retirement benefit obligations	177	(13)	127
Other accrued expenses	361	852	850
Net cash provided by operating activities	4,127	7,582	12,173
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(4,031)	(2,397)	(1,373)
Purchase of intangible assets	(700)	(484)	(63)
Sales of short-term investments	259	2,408	1,002
Purchase of short-term investments	—	—	(3,432)
Business acquisition, net of cash acquired	—	(10,250)	—
Net cash used in investing activities	(4,472)	(10,723)	(3,866)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	8,463	—	—
Proceeds from short-term borrowings	—	9,000	—
Repayment of long-term debt and short-term borrowings	(1,139)	(4,919)	(1,519)
Payments of amount due in connection with business acquisition	(2,924)	(478)	—
Repayment of capital leases	—	(671)	—
Dividends (Common and Preferred)	(6,284)	(5,794)	(5,225)
Exercise of stock options	—	—	50
Purchase of treasury stock	(547)	(321)	—
Net cash used in financing activities	(2,431)	(3,183)	(6,694)
Net increase (decrease) in cash and cash equivalents	(2,776)	(6,324)	1,613
Cash and cash equivalents at beginning of year	4,575	10,899	9,286
Cash and cash equivalents at end of year	$1,799	$4,575	$10,899
Supplemental disclosure of cash flow information:
Interest paid	$343	$64	$110
Income taxes paid	$21	$2,325	$2,025

Supplemental disclosure of non-cash investing and financing activities:
Non-cash consideration used in business acquisition	$—	$7,568	$—
Treasury stock acquired in connection with cashless exercise of stock options	$677	$1,171	$—
Reclassification of puttable common stock to equity	$4,125	$—	$—
Capitalization of loan financial costs	$63	$—	$—

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

									Accumulated
	Treasury		Preferred		Common		Additional		Other
	Stock		Stock		Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
	($ in thousands, except share and per share amounts)
Balance, December 31, 2009 (as previously reported)	633,683	$(4,748)	5,000	$500	6,013,421	$60	$3,650	$41,729	$(3,286)	$37,905
Adjustment, correction of accounting error								(1,277)		(1,277)
Balance, December 31, 2009 (as restated)	633,683	(4,748)	5,000	500	6,013,421	60	3,650	40,452	(3,286)	36,628
Net income for the year								2,852		2,852
Change in pension and postretirement benefit plans and unrealized losses on short-term investments, net									502	502
Stock options and restricted stock issued to employees as compensation							341			341
Restricted stock issued to employees					34,654
Treasury stock purchased	1,506	(22)								(22)
Stock options exercised					6,666		72			72
Dividends:
Common ($0.96 per share)								(5,200)		(5,200)
Preferred ($5.00 per share)								(25)		(25)

Balance, December 31, 2010 (as restated)	635,189	(4,770)	5,000	500	6,054,741	60	4,063	38,079	(2,784)	35,148
Net loss for the year								(2,921)		(2,921)
Change in pension and postretirement benefit plans and unrealized losses on short-term investments, net									(2,195)	(2,195)
Stock options and restricted stock issued to employees as compensation							960			960
Restricted stock issued to employees					59,779	1				1
Tax benefit for the exercise of stock options							31			31
Treasury stock purchased	100,202	(1,492)								(1,492)
Stock options exercised					103,319	1	1,137			1,138
Dividends:
Common ($1.04 per share)								(5,769)		(5,769)
Preferred ($5.00 per share)								(25)		(25)

Balance, December 31, 2011 (as restated)	735,391	(6,262)	5,000	500	6,217,839	62	6,191	29,364	(4,979)	24,876
Net loss for the year								(9,452)		(9,452)
Change in pension and postretirement benefit plans									980	980
Stock options and restricted stock issued to employees as compensation							867			867
Restricted stock issued to employees					40,614	1				1
Tax benefit for the exercise of stock options							(31)			(31)
Treasury stock purchased	82,309	(1,224)								(1,224)
Stock options exercised					45,610	1	676			677
Reclassification of puttable common stock					272,479	2	4,123			4,125
Dividends:
Common ($1.08 per share)								(6,259)		(6,259)
Preferred ($5.00 per share)								(25)		(25)
Balance, December 31, 2012	817,700	$(7,486)	5,000	$500	6,576,542	$66	$11,826	$13,628	$(3,999)	$14,535

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Restatement of Consolidated Financial Statements

On March 12, 2013, the Audit Committee of our Board of Directors, in consultation with management, determined that our consolidated balance sheets as of December 31, 2010 and 2011 and consolidated statements of shareholders equity as of December 31, 2009, 2010 and 2011 contained in our annual reports on Form 10-K for the years ended December 31, 2011 and our quarterly reports on Form 10-Q for the first, second and third quarters of 2011 and the first, second and third quarters of 2012 should be restated due to an error in the calculation of the deferred income taxes related to the temporary difference of accumulated depreciation of fixed assets.

The correction of our deferred income taxes resulted in a restatement of our financial statements.

Effects of the Restatement

The following table provides a summary of selected line items from our consolidated balance sheets as of December 31, 2011 and 2010 affected by this restatement. There was no impact to our consolidated statements of operations or cash flows included in this annual report on Form 10-K from our restatement.  Furthermore, our statement of shareholders’ equity was restated for December 31, 2009, 2010 and 2011 for the retained earnings balance.

	December 31, 2009
	($ in thousands)
	As Previously	Correction of
	Reported	Deferred Tax	As Restated

Long-term deferred income taxes	$3,601	$1,277	$4,878
Total liabilities	$18,661	$1,277	$19,938

Retained earnings	$41,729	$(1,277)	$40,452
Total shareholders’ equity	$37,905	$(1,277)	$36,628

	(unaudited)			(unaudited)			(unaudited)
	March 31, 2010			June 30, 2010			September 30, 2010			December 31, 2010
	($ in thousands)
	As Previously	Correction of	As	As Previously	Correction of	As	As Previously	Correction of	As	As Previously	Correction of	As
	Reported	Deferred Tax	Restated	Reported	Deferred Tax	Restated	Reported	Deferred Tax	Restated	Reported	Deferred Tax	Restated

Long-term deferred income taxes	$3,650	$1,277	$4,927	$3,820	$1,277	$5,097	$3,925	$1,277	$5,202	$1,941	$1,277	$3,218
Total liabilities	$18,367	$1,277	$19,644	$17,817	$1,277	$19,094	$17,941	$1,277	$19,218	$16,650	$1,277	$17,927

Retained earnings	$41,370	$(1,277)	$40,093	$40,941	$(1,277)	$39,664	$40,901	$(1,277)	$39,624	$39,356	$(1,277)	$38,079
Total shareholders’ equity	$37,720	$(1,277)	$36,443	$37,429	$(1,277)	$36,152	$37,690	$(1,277)	$36,413	$36,425	$(1,277)	$35,148

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(unaudited)			(unaudited)			(unaudited)
	March 31, 2011			June 30, 2011			September 30, 2011			December 31, 2011
	($ in thousands)
	As			As			As			As
	Previously	Correction of	As	Previously	Correction of	As	Previously	Correction of	As	Previously	Correction of	As
	Reported	Deferred Tax	Restated	Reported	Deferred Tax	Restated	Reported	Deferred Tax	Restated	Reported	Deferred Tax	Restated

Long-term deferred income taxes	$1,999	$1,277	$3,276	$2,050	$1,277	$3,327	$2,412	$1,277	$3,689	$1,358	$1,277	$2,635
Total liabilities	$14,860	$1,277	$16,137	$14,561	$1,277	$15,838	$31,672	$1,277	$32,949	$27,638	$1,277	$28,915

Retained earnings	$38,800	$(1,277)	$37,523	$37,128	$(1,277)	$35,851	$34,008	$(1,277)	$32,731	$30,641	$(1,277)	$29,364
Total shareholders’ equity	$35,919	$(1,277)	$34,642	$34,684	$(1,277)	$33,407	$31,883	$(1,277)	$30,606	$26,153	$(1,277)	$24,876

	(unaudited)			(unaudited)			(unaudited)
	March 31, 2012			June 30, 2012			September 30, 2012
	($ in thousands)
	As Previously	Correction of		As Previously	Correction of		As Previously	Correction of
	Reported	Deferred Tax	As Restated	Reported	Deferred Tax	As Restated	Reported	Deferred Tax	As Restated

Long-term deferred income taxes	$1,431	$1,277	$2,708	$1,503	$1,277	$2,780	$1,575	$1,277	$2,852
Total liabilities	$26,427	$1,277	$27,704	$27,555	$1,277	$28,832	$30,515	$1,277	$31,792

Retained earnings	$27,833	$(1,277)	$26,556	$26,034	$(1,277)	$24,757	$23,544	$(1,277)	$22,267
Total shareholders’ equity	$23,617	$(1,277)	$22,340	$22,093	$(1,277)	$20,816	$23,781	$(1,277)	$22,504

NOTE 2:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Warwick Valley Telephone Company, which is currently doing business as Alteva, (“Alteva,” or the “Company”) is a cloud-based communications company that provides Unified Communications (“UC”) solutions and enterprise hosted Voice over Internet Protocol (“VoIP”) and operates as a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey.  Unless otherwise indicated or unless the context requires, all references to the Company means the Company and its wholly-owned subsidiaries.  The Company delivers cloud-based UC solutions including VoIP hosted Microsoft Communication Services, fixed mobile convergence and advanced voice applications for a broad customer base including, medium and large-sized businesses and enterprise business customers.  The Company’s ILEC operations consist of providing local and toll telephone service to residential and business customers, Internet high-speed broadband service, and satellite television services provided by DIRECTV.

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

Revenue Recognition

The Company derives its revenue from the sale of UC services as well as traditional telephone service.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) the delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable, and (iv) collectability of the sales or service price is reasonably assured.

UC Services

The Company’s UC services and solutions consist primarily of its hosted VoIP Unified Communications system, certain UC applications, training and other professional services. Additionally, the Company offers customers the ability to purchases phone systems from the Company directly. Customers are not required to purchase phones from the Company directly as they can independently purchase such equipment.

Monthly recurring hosted services are recognized on a straight line basis in the period when the service is delivered.

The Company bills most of the monthly recurring hosted service revenue a month in advance. Any amounts billed and collected, but for which the service is not yet delivered, are included in deferred revenue. These amounts are recognized as revenues only when the service is delivered.

Equipment sales associated with the sale of phones is recognized when the products are delivered to and accept by the customer, as it is considered a separate earnings process. Implementation charges related to equipment are recognized when service is rendered and activation charges, along with associated costs, up to but not exceeding these fees, are deferred and recognized over estimated life of the customer.

Telephone

Telephone and network access revenues are primarily derived from usage of the network and facilities.  Telephone and network access revenues are recognized as the corresponding services are rendered to customers.  Long distance revenue is recognized monthly as services are provided.  Directory advertising revenue is recorded ratably over the life of the directory. Other service and sales revenue is recognized when services are provided or the sales transactions are completed.

It is the Company’s policy to classify sales taxes collected from its customers and remitted to the government as netted through revenue.

Other service and sales revenue is recognized when services are provided or the sales transactions are completed.  The Company recognizes federal Universal Service Fund (“USF”) revenue monthly when the payment is received from the National Exchange Carrier Association, Inc. (“NECA”).

Accounting for Asset Retirement and Environmental Obligations

Accounting for Asset Retirement and Environmental Obligations (“ASC Topic 410”) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This standard applies to legal obligations associated with the retirement of long-lived assets that results from the acquisition, construction, development, or normal use for the assets.  ASC Topic 410 requires that a liability for an asset retirement obligation be recognized when incurred and reasonably estimable, recorded at fair value, and classified as a liability in the balance sheet.  When the liability is initially recorded, the entity capitalizes the cost and increases the carrying value of the related long-lived asset.  The liability is then accreted to its present value each period and the capitalized cost is depreciated over the estimated useful life of the related asset.  At the settlement date, the Company will settle the obligation for its recorded amount and recognize a gain or loss upon settlement.  The Company has concluded that it does not have an asset retirement and environmental obligation as defined by ASC Topic 410 at December 31, 2012 and 2011.

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

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred.  Advertising and promotional expenses were $1.0 million, $1.1 million and $0.5 million for 2012, 2011 and 2010, respectively.

Income Taxes

The Company records deferred taxes that arise from temporary differences between the financial statement and the tax basis of assets and liabilities.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred tax assets and deferred tax liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.  The Company’s deferred taxes result principally from differences in the timing of depreciation and in the accounting for

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pensions and other postretirement benefits.  A valuation allowance is recorded against the deferred tax assets which are not expected to be realized.

Property, Plant and Equipment

The Company records property, plant and equipment at cost or fair market value for its acquired properties resulting from a business acquisition.  Construction costs, labor and applicable overhead costs related to installations, and interest during construction are capitalized.  Costs of maintenance and repairs of property, plant and equipment are charged to operating expense.  The estimated useful life of support equipment (vehicles, computers, etc.) ranges from 3 to 19 years.  The estimated useful lives of communication and network equipment range from 10 to 15 years.  The estimated useful lives of Internet equipment range from 3 to 5 years.  The estimated useful lives of buildings and other support equipment range from 14 to 50 years.  Depreciation expense is computed using the straight-line method.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an initial maturity from the date of purchase of three months or less to be cash equivalents.  Cash equivalents consist primarily of money market mutual funds.  The Company places its cash in a limited number of financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation up to $0.25 million.  At times, the deposits in banks may exceed the amount of insurance provided on such deposits.  The Company monitors the financial health of those banking institutions.  Historically, the Company has not experienced any losses on deposits.

Fair Value of Financial Instruments

As of December 31, 2012 and 2011, the Company’s financial instruments consisted of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, short-term debt and derivative liability.  The Company believes that the carrying values of cash, cash equivalents, short-term investments, accounts receivable and accounts payable at December 31, 2012 and 2011 approximated fair value due to their short-term maturity.  Based on the borrowing rates currently available to the Company for loans of similar terms, the Company has determined that the carrying value of its short-term debt approximates fair value.  The Company has determined that the fair value of the derivative liabilities based on binomial models.

Derivative Instrument

The Company entered into in a derivative transaction in connection with the Company’s acquisition of substantially all of the assets and assumption of certain liabilities of Alteva, LLC.  The members of Alteva, LLC were granted shares of the Company’s common stock as partial consideration in the acquisition (the “Alteva Shares”) and entered into a Lock-Up and Put Agreement with the Company. The Lock-up and Put Agreement included a purchase price protection, which is considered to be a derivative instrument.  It is valued and recognized at the instrument’s current fair market value as of the date of issuance and adjusted each period the financial statements are presented. The Company employed a binomial pricing model to calculate the fair value of the price protection and recorded the fair value as a current liability on its consolidated balance sheet. Inputs are adjusted each period to reflect changes in the Company’s estimate of value of the underlying common stock.

Goodwill and Intangible Assets

Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 3 to 15 years. Intangible assets are considered impaired if the fair value of the intangible asset is less than its net book value.

Goodwill is tested for impairment at least annually and as triggering events occur. ASU 2011-08, Testing Goodwill for Impairment provides companies with the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test.

For the first step the Company compares the fair value of each reporting unit with the carrying amount of the reporting unit.  The Company estimates the fair value of the reporting unit based on discounted future cash flows.  If the estimated fair value of the reporting unit is less than the carry amount of the reporting unit, the Company completes a second step to determine the amount of the goodwill impairment that should be recorded.  In the second step, the Company determines an implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets).  The Company compares the resulting implied fair value of the goodwill to the carrying amount and record an impairment charge for the difference.

For its 2012 goodwill impairment testing the Company elected to not perform the qualitative assessment and proceed directly to performing the quantitative evaluation of the fair value of the reporting unit, to compare against the carrying value of the reporting unit.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company reviews business conditions to determine the recoverability of the carrying value of its long-lived assets, goodwill related to equity investments and other intangibles on a periodic basis in order to identify business conditions that may indicate a possible impairment.  The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows.  If total expected future undiscounted cash flows are less than the carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected market value or future discounted cash flows) and the carrying value of the assets.  The Company periodically performs evaluations of the recoverability of the carrying value of its long-lived assets using gross undiscounted cash flow projections.  The cash flow projections include long-term forecasts of revenue growth, gross margins and capital expenditures.  All of these items require significant judgment and assumptions.  The Company believes its estimates are reasonable, based on information available at the time they were made (see Note 11).  However, if the estimates of future cash flows are different, the Company may conclude that some of its long-lived assets were not recoverable, which would likely cause the Company to record a material impairment charge.  Also, if future cash flows are significantly lower than projections, the Company may determine at some future date that all or a portion of its long-lived assets are not recoverable.

Pension and Postretirement Obligations

The Company follows ASC Topic 715, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This guidance requires the recognition of the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in its balance sheet.  For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation.  The Company is also required to recognize as a component of accumulated other comprehensive loss changes to the balances of the unrecognized prior service cost and the unrecognized actuarial loss, net of income taxes that arise during the period.  The Company is also required to measure defined benefit plan assets and obligations as of the date of the Company’s year-end.  ASC Topic 715 requires additional disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk.

Stock-Based Compensation

The Company has adopted the fair value recognition provisions of ASC Topic 718 Stock Compensation Share Based Payments, which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.  The Company provides compensation benefits by issuing restricted stock and stock options.  The Company recorded $0.9 million, $1.0 million and $0.3 million in 2012, 2011 and 2010, respectively, as stock based compensation.

Reclassifications

Certain items in the 2011 and 2010 segment footnote (see Note 9) have been reclassified in order to conform with the 2012 presentation.

NOTE 3:  BUSINESS ACQUISITION

On August 5, 2011, Warwick Valley Networks, Inc. (“WVN”), which has since changed its name to Alteva Inc., a wholly-owned subsidiary of the Company, purchased substantially all of the assets and assumed certain of the liabilities (including certain of its contracts, debt owed under specified capital leases and certain accounts payable) of Alteva, LLC, a cloud-based UC solutions provider and enterprise hosted VoIP provider, in exchange for cash and stock valued at $17.8 million pursuant to the terms of the asset purchase agreement between the Company and Alteva, LLC (the “Alteva Agreement”).  The issuance of the Company’s common stock contemplated under the Alteva Agreement was subject to regulatory approval by the New York State Public Service Commission (“NYPSC”) and the New Jersey Board of Public Utilities (“NJBPU”), both of which approved the transaction in October 2011.  The assets acquired included Alteva, LLC’s VoIP line of business, which provides communication services for commercial customers and unified communication lines of business.  This acquisition extended the Company’s VoIP services to New Jersey, Pennsylvania and various other states and continues the Company’s corporate strategy to expand its UC business.

The results of Alteva Inc.’s operations have been included in the Company’s consolidated financial statements since August 5, 2011.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company utilized cash, issued stock and incurred certain liabilities to acquire certain assets and assume certain liabilities of Alteva, LLC as follows:

($ in thousands)
Cash (1)	$10,250
Issued puttable common stock (2)	4,125
Contingent consideration payable (3)	1,929
Hold-back payable (4)	750
Working capital adjustment payable (5)	648
Price protection (6)	116
Total consideration	$17,818

(1)           $5.0 million of this amount was borrowed from CoBank, ACB (see Note 13).

(2)                                 The Company issued 272,479 shares of the Company’s common stock to the members of Alteva, LLC with an embedded put option. The terms of the lock-up and put agreement were subsequently revised in 2012 as noted below.

(3)                                 Up to a total of $2.0 million in cash was payable to Alteva, LLC.  The Company paid off the liability of $2.0 million as of December 31, 2012.

(4)                                 This hold-back amount, withheld at closing, was payable to Alteva, LLC on August 5, 2012, less any amounts offset against such amount pursuant to the terms of the Alteva Agreement.  The Company repaid the balance as of December 31, 2012

(5)                                 Working capital adjustment was payable to Alteva, LLC pursuant to the terms of the Alteva Agreement.  As of December 31, 2011, the Company had repaid $0.5 million to Alteva, LLC., with the remaining $0.2 million being repaid as of December 31, 2012.

(6)                                The purchase price protection provided that if the price of the Company’s common stock for the 30 trading days immediately prior to October 21, 2012 or December 15, 2012 (but excluding the three trading days prior to and after the record date for any cash dividend declared by the Company) (the “Release Date Price”) was less than $11.74, then the Company would issue to the Alteva, LLC members the aggregate number of shares of the Company’s common stock equal to the difference between $1.6 million and the market value of 50% of the aggregate Alteva Shares on October 21, 2012 or December 15, 2012, or 100% of the aggregate Alteva Shares if the Release Date Price is less than $11.74 on both dates.  The Company recorded the valuation of the price protection derivative liability using a binomial method based on significant inputs not observed in the market and thus represented a Level 3 instrument.  Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

During fiscal 2012, the Company and the Avetla, LLC (previously Alteva LLC) members agreed to terminate the Lock and Put agreement and put in place a new agreement, as described below.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total purchase price has been allocated as follows:

($ in thousands)

Accounts receivable	$788
Prepaid expenses	70
Property, plant and equipment	530
Seat licenses	570
Trade name	2,400
Customer relationships	5,400
Goodwill	9,121
Total assets acquired	18,879

Accounts payable	(162)
Accrued expenses	(132)
Customer deposits	(67)
Capital leases payable	(671)
Deferred revenue	(29)
Total liabilities assumed	(1,061)

Total transaction value	$17,818

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

In connection with the Company’s acquisition of substantially all of the assets and assumption of certain liabilities of Alteva, LLC, the members of Alteva, LLC were granted shares of the Company’s common stock as partial consideration in the acquisition (the “Alteva Shares”) and entered into a Lock-Up and Put Agreement with the Company effective October 21, 2011. The Lock-up and Put Agreement included a purchase price protection that provided that if the price of the Company’s common stock for the 30 trading days immediately prior to the October 21, 2012 or December 15, 2012 (but excluding the three trading days prior to and after the record date for any cash dividend declared by the Company) was less than $11.74, then the Company was to issue to the Alteva, LLC members the aggregate number of shares of the Company’s common stock equal to the difference between $1.6 million and the market value of 50% of the aggregate shares on October 21, 2012 or December 15, 2012, or 100% of the aggregate shares if the Release Date was less than $11.74 on both dates (the “Purchase Price Protection”).

On August 30, 2012, the Company entered into an Agreement for Sale of Shares, effective as of August 22, 2012, (the “Sale Agreement”) with all the members of Avetla, LLC (previously Alteva LLC), except for David Cuthbert (the “Selling Holders”) pursuant to which the Selling Holders were permitted to sell their Alteva Shares in one or more block sales. Pursuant to the terms of the Sale Agreement, the Company and the Selling Holders agreed to terminate the Lock-Up Agreement and the Company permitted the Selling Holders to sell their Alteva Shares in one or more block sales prior to October 22, 2012 (the “Sale Transaction”). If the price obtained by the Selling Holders in the Sale Transaction was less than $14.68 per share, then the Company had to pay each of the Selling Holders the difference between $14.68 and the per share price of the Sale Transaction multiplied by the number of Alteva Shares sold in the Sale Transaction (the “Additional Parent Payment”). The Selling Holders sold all of their Alteva Shares in a block trade on September 21, 2012 for $12.55 per share, resulting in a payment by the Company to the selling shareholders of $0.5 million in October 2012. The expense recorded in connection with this liability was included in other income (expense), net in the statement of operations for the year ended December 31, 2012.

On September 26, 2012, the Company entered into an amendment (the “Amendment”) to the Lock-Up and Put Agreement with David Cuthbert, the Company’s President and Chief Executive Officer. The Amendment increased the price at which Mr. Cuthbert may sell his Alteva Shares to the Company (the “Put”) to $14.68 from the greater of (i) the closing price of the Company’s common stock on the date of exercise of the Put, or (ii) $11.74. The price of the Put equaled the per share price the Selling Holders received under the Sale Agreement after taking into account the Additional Parent Payment. In addition, the Amendment permitted Mr. Cuthbert to exercise the Put for all of his Alteva Shares, not just half, from October 21, 2012 to December 20, 2012. Also on September 26, 2012, Mr. Cuthbert provided the Company with written notice of his intent to exercise the Put for all of his Alteva Shares on October 21, 2012.  The Company paid Mr. Cuthbert $0.4 million for his Alteva Shares.

The customer relationships intangible asset has a weighted-average useful life of eight years and the trade name intangible asset has an estimated useful life of 15 years.  In addition, the Company recorded goodwill in the amount of $9.1 million.  For tax purposes goodwill will be amortized over 15 years.

The Company incurred $0.8 million of acquisition-related costs as general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2011.  The revenue from the Alteva business included in the Company’s statement of

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations for the five months (since August 2011) ended December 31, 2011 was $3.1 million and the net loss before income taxes was $0.7 million.

The following unaudited pro forma condensed consolidated results of operations for the Company for December 31, 2011 and 2010, respectively, assume that the purchase of certain assets and the assumption of certain liabilities of Alteva, LLC occurred on January 1, 2011 and 2010.  The unaudited pro forma information presents the combined operating results of the acquired Alteva, LLC business and the Company, with the results prior to the date of the acquisition adjusted for amortization of intangibles and depreciation of fixed assets, based on the purchase price allocation, interest expense on borrowings and the elimination of acquisition related costs.

The unaudited pro forma results shown in the table below do not purport to be indicative of the results that would have been obtained had the Alteva, LLC Agreement been entered into as of January 1, 2011 and 2010, nor does the unaudited pro forma data intend to be a projection of results that may be obtained in the future.

	(unaudited)
	2011	2010
	($ in thousands)

Operating revenues	$29,997	$30,374

Net Income (loss)	$(3,697)	$1,960

Basic earnings (loss) per share	$(0.65)	$0.35
Dilluted earnings (loss) per share	$(0.65)	$0.35

NOTE 4:  NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, an ASU regarding fair value measurement was issued.  This update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S.  GAAP and International Financial Reporting Standards.  This update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This update becomes effective for annual periods beginning after December 15, 2011.  The Company adopted this standard effective January 1, 2012 and it did not have a material impact on its consolidated financial statements.

In June 2011, an ASU regarding the presentation of comprehensive income was issued.  This update was issued to increase the prominence of items reported in other comprehensive income and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This update becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted this standard effective January 1, 2012 and it did not have a material impact on its results of operations or financial position, but results in the presentation of a separate consolidated statement of consolidated income (loss).

In September 2011, an ASU regarding the testing of goodwill for impairment was issued.  This update allows a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether it is necessary to perform the two-step goodwill impairment test.  This update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and earlier adoption is permitted.  The Company adopted this standard effective January 1, 2012 and it did not have a material impact on our disclosures or consolidated financial statements.

In December 2011, an ASU regarding balance sheet disclosures of offsetting assets and liabilities was issued and the scope was clarified in January 2013.  This update requires disclosure on information about offsetting and related arrangements to enable users of an entity’s financial statements to understand the effect of those arrangements on its financial position.  This applies to derivatives accounted for in accordance with Topic 815, included bifurcated embedded instruments, repurchase agreements and reverse repurchase agreements and securities borrowings and securities lending transactions.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not believe this will have a material impact on its disclosures or consolidated financial statements.

In February 2013, an ASU regarding the reporting of amounts reclassified out of accumulated other comprehensive income was issued.  This update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP.  An entity is required to apply the update prospectively for reporting periods beginning after December 15, 2012. The Company does not believe this will have a material impact on its disclosures or consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: SHORT TERM INVESTMENTS

The following is a summary of the Company’s short-term investments classified as available for sale at December 31, 2011.  The Company did not have any short term investments as of December 31, 2012.

		Unrealized
	Amortized	Gains	Fair
	Cost	(Losses)	Value
		($ in thousands)
December 31, 2011
Bank certificate of deposit	$259	$—	$259

NOTE 6:  FAIR VALUE

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

The Company did not have financial assets measured at fair value on a recurring basis as of December 31, 2012.

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
		($ in thousands)

Short-term investments	$259	$—	$—	$259

Derivative liability

In connection with the Company’s acquisition of substantially all of the assets and assumption of certain liabilities of Alteva, LLC, the members of Alteva, LLC were granted shares of the Company’s common stock as partial consideration in the acquisition (the “Alteva Shares”) and entered into a Lock-Up and Put Agreement which included a purchase price protection.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Purchase Price Protection provision of the Lock-Up and Put Agreement was considered to be a derivative instrument and was valued and recognized at the instrument’s current fair market value as of the date of issuance and adjusted each period the financial statements are presented. The Company employed a binomial pricing model to calculate the fair value of the price protection and recorded the fair value as a current liability on its consolidated balance sheet. Inputs are adjusted each period to reflect changes in the Company’s estimate of value of the underlying common stock.

During 2012, the Company amended or terminated the Lock-Up and Put Agreement with the members of Alteva, LLC. (refer to Note 3).  As a result of the amendments to the Lock-Up and Put Agreement, the derivative liability was derecognized as of December 31, 2012.

The fair value of the price protection was estimated utilizing the binomial pricing model with the following assumptions, for the year ended December 31, 2011:

Binomial method
Model iterations	100.5
Simulated median price	$13.45
Exercise price per share	$11.74
Expected volatility	12.03%
Risk free interest rate	0.15%
Yield rate	7.73%

The following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
		($ in thousands)

Derivative liability in connection with business acquisition	$—	$—	$131	$131

The following table represents a summary of changes in the fair value of the Company’s Level 3 derivative liability for the years ended December 31, 2012 and 2011.

($ in thousands)

Derivative liability balance December 31, 2011	$131
Decrease in fair value of price protection instrument	(75)
Derecognition of derivative liability	(56)
Derivative liability balance December 31, 2012	$—

NOTE 7:  GOODWILL AND INTANGIBLE ASSETS

The Company’s impairment testing for goodwill is performed annually in the fourth fiscal quarter or more frequently if indications of potential impairment exist. The Company has determined that its operating segments are the applicable reporting units because they are the lowest level at which discrete, reliable financial and cash flow information is regularly reviewed by the Company’s chief operating decision maker.  ASU 2011-08, Testing Goodwill for Impairment provides companies with the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value, then a company is required to perform the second step of the two-step goodwill impairment test.

The following table presents details of the Company’s goodwill:

	December 31,
	2012	2011
	($ in thousands)
Beginning of year, Goodwill - Unified Communications	$9,121	$—
Goodwill acquired with the Alteva acquisition	—	9,121
End of year, Goodwill - Unified Communications	$9,121	$9,121

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company performs an annual goodwill impairment test during the fourth quarter of the fiscal year and when triggering events are present.  For its 2012 goodwill impairment testing the Company elected to not perform the qualitative assessment and proceed directly to performing the quantitative evaluation of the fair value of the reporting unit, to compare against the carrying value of the reporting unit.  The estimated fair value of the reporting unit is based on discounted future cash flows.  The Company makes significant assumptions to estimate the future revenue and cash flows used to determine the fair value of our reporting units. These assumptions include future growth rates, profitability, discount factors, market comparables, future tax rates, and other factors.

For the years ended December 31, 2012 and 2011, estimated fair value of the reporting unit exceeded its carrying value, therefore step two was not performed and impairment charges were not recorded.

The following table presents details of the Company’s total purchased intangible assets:

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of December 31, 2012
Customer relationships	8 years	$5,400	$(956)	$4,444
Trade name	15 years	2,400	(227)	2,173
Telephone seat licenses	5 years	2,072	(558)	1,514
Total		$9,872	$(1,741)	$8,131

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
As of December 31, 2011
Customer relationships	8 years	$5,400	$(281)	$5,119
Trade name	15 years	2,400	(67)	2,333
Telephone seat licenses	5 years	1,372	(219)	1,153
Total		$9,172	$(567)	$8,605

The amortization expense is recorded in the consolidated statements of operations under depreciation and amortization in the amounts of $1.2 million, $0.5 million, and $0.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Future amortization expense is expected to be recorded as follows:

Year	Amount
$ in thousands)
2013	$1,244
2014	1,208
2015	1,191
2016	1,132
2017	914

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

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average number of shares of common stock used in diluted earnings per share for the years ended December 31:

	2012 (1)	2011 (1)	2010
Weighted average shares of common stock used in basic earnings per share	5,711,815	5,424,927	5,363,543
Effects of puttable common stock	—	10,922	—
Effects of stock options	—	—	24,621
Effects of restricted stock	—	—	19,830
	5,711,815	5,435,849	5,407,994

(1)       Basic and diluted weighted average shares are the same for the year s ended December 31, 2012 and 2011 because the effects of the potentially diluted securities were anti-dilutive and they were excluded from the calculation.

NOTE 9:  SEGMENT INFORMATION

The Company’s segments are strategic business units that offer different products and services and are managed as Unified Communications and Telephone services.  The Company evaluates the performance of the segments based upon factors such as revenue growth, expense containment, market share and operating results.

In the beginning of fiscal 2012, the Company realigned its segment reporting (internal and external) and renamed the Online segment Unified Communications.  The Company made these changes to take into account the changes in their business resulting from the Alteva transaction. The acquisition was part of the Company’s strategy to become a leading provider of a world-class UC solutions strategy. Accordingly, Broadband Internet, dial-up Internet access services and TV services, which previously were included in the Company’s Online segment, became part of the Company’s Telephone segment. Concurrently, to align the segments with the Company’s revised management structure and operating model, the Company moved Wholesale carrier services and Conference services out of the Telephone segment and into the Unified Communications segment.

The segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment statement of operations information for the years ended December 31:

	2012	2011	2010
	($ in thousands)
Segment operating revenues
Unified Communications	$13,569	$8,360	$4,527
Telephone	14,373	17,576	19,899
Total segment operating revenues	$27,942	$25,936	$24,426

Depreciation and amortization
Unified Communications	$2,037	$1,132	$1,007
Telephone	3,439	4,134	4,773
Total depreciation and amortization	$5,476	$5,266	$5,780

Operating loss
Unified Communications	$(12,517)	$(9,156)	$(2,450)
Telephone	(2,853)	(2,433)	(3,938)
Total segment operating loss, exclusive of impairment loss	$(15,370)	$(11,589)	$(6,388)

The following table reconciles segment operating loss, exclusive of impairment loss to income before income taxes for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010

Segment operating loss	$(15,370)	$(11,589)	$(6,388)
Impairment loss assets	(8,883)	—	(2,283)
Interest income, (expense), net	(415)	(64)	33
Income from equity investments	11,021	7,898	12,578
Other (expenses) income, net	(286)	(51)	261
Income (loss) before income taxes	$(13,933)	$(3,806)	$4,201

Certain regulatory revenue which includes USF and NECA pool settlements, has accounted for $2.2 million or 8%, $2.8 million or 11%, and $3.9 million or 16% of the Company’s revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Accounts receivable for certain regulatory revenue represents 6% and 7% of consolidated accounts receivable at December 31, 2012 and 2011, respectively.

Segment balance sheet information as of December 31:

($ in thousands)	2012	2011
Assets
Unified communications	$23,500	$21,485
Telephone	19,945	36,431
Total assets	$43,445	$57,916

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:  MATERIAL AND SUPPLIES

Material and supplies are carried at average cost. As of December 31, 2012 and 2011, material and supplies consisted of the following:

($ in thousands)	2012	2011

Inventory for outside plant	$203	$322
Inventory for central office	153	266
Inventory for online equipment	64	77
Inventory for satellite video equipment	2	68
Inventory of equipment held for sale or lease	—	16
Inventory for VoIP telephone equipment	90	83
	$512	$832

NOTE 11:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following as of December 31:

($ in thousands)	2012	2011

Land, buildings and other support equipment	$10,647	$10,908
Network communications equipment	35,183	36,187
Telephone plant	28,030	30,571
Online plant	5,905	6,885
Plant in service	79,765	84,551
Plant under construction	34	297
	79,799	84,848
Less: Accumulated depreciation	63,353	59,423
Property, plant and equipment, net	$16,446	$25,425

Depreciation expense is principally based on the composite group method.  Depreciation expense for the years ended December 31, 2012, 2011, and 2010 was $4.2 million, $4.8 million, and $5.7 million, respectively.

The Company reviews the recoverability of its long-lived assets, including buildings, equipment, internal-use software and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value.  The primary measure of fair value is based on discounted cash flows, which are considered to be a Level 3 input.

Fair values are determined by using a combination of the market approach and income approach. The Company’s fair value calculations are based on projected financial results that are prepared in connection with the Company’s forecasting process. The fair value calculations are also based on other assumptions including long-term growth rates and weighted average cost of capital.

In 2012, the Company determined that there was triggering event in its Telephone segment due to the continued decline in access lines resulting in declining revenue.  Accordingly, the Company performed an undiscounted cash flow analysis on its Telephone assets.  As the Company did not pass the recoverability test, it proceeded to perform an discounted cash flow to measure the assets fair value.  The fair value calculations for the Telephone segment assumed long-term revenue declines ranging from approximately 3 to 7 percent and weighted average cost of capital of approximately 10 percent. Due to the impact to the industry from ILEC customers, the Company’s 2012 impairment test for long-lived assets indicated that the carrying value of its Telephone segment exceeded its fair value.

As a result of the impairment testing, the Company recorded, in operating expenses, a long-lived asset impairment charges of $8.9 million in the Telephone segment in 2012

For the year ended December 31, 2010, the Company determined that its landline video assets, consisting of head-end equipment, related network equipment and customer premise equipment, were impaired.  The Company recorded an asset impairment charge of $2.3 million, which represents 100% of the carrying net value of the landline video assets.  This impairment charge resulted from customers who migrated to DIRECTV under the Company’s reseller agreement with DIRECTV or to a competitor, resulting in lost landline video revenue.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:  ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

The Company is a limited partner in the Orange County-Poughkeepsie Limited Partnership (“O-P”) and has a 8.108% limited partnership interest as of December 31, 2012 and 2011, which is accounted for under the equity method of accounting.  The majority owner and general partner of the O-P is Verizon Wireless of the East LP (“Verizon”).

On May 26, 2011, the Company entered into an agreement with Verizon and Cellco Partnership, the other limited partner, in the O-P to make certain changes to the O-P partnership agreement which, among other things, specifies that the O-P will provide 4G cellular services (the “4G Agreement”).  The 4G Agreement provides that the O-P’s business will be converted from a wholesale business to a retail business.  The 4G Agreement provides for guaranteed annual cash distributions to the Company from the O-P through 2013.  For 2011 and 2012, annual cash distributions from the O-P were $13.6 million and $13.0 million, respectively and for 2013 the annual cash distributions will be $13.0 million.  Annual cash distributions will be paid in equal quarterly amounts.  The 4G Agreement also gives the Company the right (the “Put”) to require one of the O-P’s limited partners to purchase all of the Company’s ownership interest in the O-P during April 2013 or April 2014 for an amount equal to the greater of (a) $50.0 million or (b) the product of five (5) times 0.081081 times the O-P’s EBITDA, as defined in the 4G Agreement for the calendar year preceding the exercise of the Put.

The conversion of the O-P from a wholesale business to a retail business pursuant to the 4G Agreement will increase the cellular service costs and operating expenses incurred by the O-P, which is expected to cause a subsequent reduction in the O-P’s net income primarily due to the inclusion of sales and marketing expenses.  Although the Company’s share of the O-P net income recorded in the Company’s statement of operations is expected to decrease, the annual cash distributions the Company receives from the O-P will remain unchanged through 2013 pursuant to the terms of the 4G Agreement.

Pursuant to the equity method accounting of the Company’s investment income, the Company is required to record the income from the O-P as an increase to the Company’s investment account.  The Company is required to apply the cash payments made under the 4G Agreement as a return on its investment when received.  As a result of receiving the fixed guaranteed cash distributions from the O-P in excess of the Company’s proportionate share of the O-P income, the investment account was reduced to zero within the first six months of 2012. Thereafter, the Company recorded the fixed guaranteed cash distributions that were received from the O-P in excess of the proportionate share of the O-P income directly to the Company’s statement of operations as other income.

As of December 31, the value of the Company’s holding in O-P is as follows:

($ in thousands)	2012	2011

Equity interest in O-P Partnership	$—	$—
Goodwill	—	1,979
	$—	$1,979

The following summarizes O-P’s audited income statement for the years ended December 31:

($ in thousands)	2012	2011 (1)	2010

Net revenue	$310,416	$273,340	$187,985
Cellular service cost	151,712	122,142	23,859
Operating expenses	81,152	53,832	10,035
Operating income	77,552	97,366	154,091
Other income	14	40	1,034
Net income	$77,566	$97,406	$155,125
Company share	$6,290	$7,898	$12,578

(1) The twelve months ended December 31, 2011 income statement represents five months of the O-P operating as a wholesale business and seven months of the O-P operating as a retail business in accordance with Amendment 6 to the O-P Limited Partnership Agreement effective May 1, 2011.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the O-P’s audited balance sheet that O-P provided to the Company as of December 31:

($ in thousands)	2012	2011

Current assets	$22,370	$20,525
Property, plant and equipment, net	41,072	39,596
Total assets	$63,442	$60,121

Total liabilities	$30,162	$42,500
Partners’ capital	33,280	17,621
Total liabilities and partners’ capital	$63,442	$60,121

NOTE 13:  DEBT OBLIGATIONS

Debt obligations consisted of the following at December 31:

($ in thousands)	2012	2011

Long-term debt:
Current maturities CoBank ACB, unsecured term credit facility	$—	$1,139
CoBank ACB revolving loan facility	8,595	—
Provident Bank credit line	4,000	—
TriState credit line	1,500	—
	14,095	1,139
Short-term debt:
CoBank ACB revolving loan facility	—	5,000
Provident Bank credit line	—	600
	—	5,600
Total debt obligations	$14,095	$6,739

On February 18, 2003, the Company and CoBank, ACB (“CoBank”) entered into a master loan agreement (the “CoBank MLA”) and the first supplement to the CoBank MLA, which established a $18.5 million unsecured term credit facility (the “CoBank Term Loan”).  Under the CoBank Term Loan, the Company could select a variable rate option, a long-term fixed rate option or a LIBOR option.  The Company selected the variable rate option, and the average interest rate on borrowings for the year ended December 31, 2012, 2011, and 2010 was approximately 2.94%, 2.98%, and 2.96%, respectively. Interest was paid quarterly each January, April, July and October.  The CoBank Term Loan was paid in full and terminated on April 24, 2012.

On August 3, 2011, the Company entered into the second supplement to the CoBank MLA (the “Second Supplement to the CoBank MLA”), which provided for a revolving loan facility in the principal amount of $5.0 million (the “2011 CoBank Revolving Loan Facility”).  Also on August 3, 2011, the Company drew down the entire $5.0 million principal amount of the 2011 CoBank Revolving Loan to fund a portion of the purchase price of the Alteva, LLC acquisition.  The 2011 CoBank Revolving Loan Facility incurred interest (payable quarterly in arrears) at LIBOR plus 3.50%.

On August 2, 2012, the Company entered into the third supplement to the CoBank MLA (the “Third Supplement to the CoBank MLA”), which superseded the Second Supplement to the CoBank MLA, terminated the 2011 CoBank Revolving Loan Facility and provided for a new revolving loan facility in the principal amount of $10.0 million (the “2012 CoBank Revolving Loan Facility”).  The 2012 CoBank Revolving Loan incurred interest (payable quarterly in arrears) at LIBOR plus 4.50%.  The interest rate on the outstanding balance under the 2012 CoBank Revolving Loan Facility as of December 31, 2012 was 4.71%.

On October 31, 2012, the Company and CoBank entered into an Amended and Restated Master Loan Agreement, which superseded the CoBank MLA (the “Restated MLA”), and an amended and restated third supplement to the Restated MLA, which superseded the Third Supplement to the CoBank MLA (the “Restated Third Supplement”).  Under the terms of the Restated MLA, the Company was required to comply with certain loan covenants, which included, but were not limited to, the achievement of certain financial ratios, as well as certain financial reporting requirements.  Pursuant to the Restated MLA, the Company’s obligations under the 2012 CoBank Revolving Loan Facility were secured by a pledge of all of the equity of the Company’s wholly-owned subsidiaries and guaranteed by all of the Company’s wholly-owned subsidiaries except for Warwick Valley Telephone Restructuring Company LLC (“WVT”).  On October 31, 2012, WVT entered into a negative pledge agreement with CoBank whereby WVT agreed not to pledge any of its assets as collateral or permit a lien to be placed on any of its assets.  In connection with the Restated MLA, CoBank consented to the Company’s restructuring.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 8, 2012, the Company entered into a credit agreement with TriState Capital Bank (“TriState”) that provides for borrowings up to $2.5 million. All borrowings become due and payable on April 30, 2013. The TriState borrowings incurred interest at a variable rate based on either LIBOR or a Base Rate, as defined in the credit agreement, plus an applicable margin 4.00% or 3.00%, respectively. Under the terms of the TriState credit agreement, the Company was required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios as well as certain financial reporting requirements. The Company’s obligations under the TriState credit facility were guaranteed by all of the Company’s wholly-owned subsidiaries except for subsidiary that is operating as an Incumbent Local Exchange Carrier (“ILEC”).  The ILEC subsidiary entered into a negative pledge agreement with CoBank whereby the ILEC subsidiary agreed not to pledge any of its assets as collateral or lien to be placed on any of its assets. All borrowings under the CoBank facility were repaid on March 11, 2013 and the loan agreement was canceled.

On March 11, 2013, the Company entered into a new credit agreement with TriState Capital Bank (“TriState”) to provide for borrowings up to $17.0 million with the ability to increase the facility for borrowings up to $20.0 million with the participation of another lender.  All borrowings become due and payable on June 30, 2014. The TriState borrowings incur interest at a variable rate based on either LIBOR or a Base Rate, as defined in the credit agreement, plus an applicable margin 3.50% or 2.00%, respectively. Under the terms of the TriState credit agreement, the Company is required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios as well as certain financial reporting requirements. The Company’s obligations under the TriState credit facility  are secured by all of the Company’s asset and guaranteed by all of the Company’s wholly-owned subsidiaries except for subsidiary that is operating as an ILEC.  The ILEC subsidiary entered into a negative pledge agreement with TriState whereby the ILEC subsidiary agreed not to pledge any of its assets as collateral or lien to be placed on any of its assets.  On March 11, 2013, the Company borrowed $15.2 million to repay all borrowings outstanding under the CoBank, Provident and prior TriState credit facilities (collectively referred to as “Prior Facilities”) and retired those facilities.  As a result of the Prior Facilities being retired, the Company was not required to deliver any compliance certifications related to them that may have been due after the payoff date.  In addition, due to the refinancing of the Prior Facilities, the Company reclassified its borrowings as of December 31, 2012 from short-term to long-term as the Company’s total debt obligations were covered by the new credit facility, which are not due until June 30, 2014.

The Company had an unsecured line of credit in the amount of $4.0 million with Provident Bank (the “Provident”) of which the entire amount had been drawn as of December 31, 2012. Interest was payable quarterly in arrears. The interest rate on the outstanding amount was fixed at 2.50%. On October 21, 2012, the Provident line of credit was amended to extend the maturity date to April 30, 2013.  All borrowings under the Provident facility were repaid on March 11, 2013 and the line of credit was canceled.

NOTE 14:  INCOME TAXES

On March 12, 2013, the Audit Committee of our Board of Directors, in consultation with management, determined that the consolidated balance sheets as of December 31, 2010 and 2011 contained in our annual report on Form 10-K for the year ended December 31, 2011 and our quarterly reports on Form 10-Q for the first, second and third quarters of 2011 and the first, second and third quarter of 2012 should be restated due to an error in calculation of deferred taxes related to the timing difference of the depreciation of fixed assets.

Correction of our deferred taxes resulted in a restatement of our financial statements for the periods including and prior to the nine months ended September 30, 2012 as contained in this annual report on Form 10-K. The total adjustment through December 31, 2012 relating to the correction of the deferred income taxes was a reduction in deferred tax assets and retained earnings of $1.3 million.

The federal and state components of the provision for (benefit from) income taxes are presented in the following table:

	For the Years Ended
	December 31,
	2012	2011	2010
	($ in thousands)
Provision (benefit) for income tax
Current:
Federal	$(530)	$(1,150)	$3,208
State and local	(2)	51	—
	(532)	(1,099)	3,208
Deferred:
Federal	(3,891)	(269)	(1,548)
State and local	(58)	483	(311)
	(3,949)	214	(1,859)
Provision for income taxes	$(4,481)	$(885)	$1,349

Deferred income tax liabilities are taxes the Company expects to pay in future periods.  Similarly, deferred income tax assets are recorded for expected reductions in taxes payable in future periods.  Deferred income taxes arise because of differences in the book and tax basis of certain assets and liabilities.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and liabilities consist of the following:

	At December 31,
		2011
($ in thousands)	2012	(restated)

Deferred income tax assets:
Employee pensions and other benefits	$3,285	$3,823
State net operating loss carryforwards	1,231	687
Accrued liabilities	—	322
Other	405	564
Total deferred income tax assets	4,921	5,396

Valuation allowance	(1,271)	(693)

Deferred income tax liabilities:
Property, plant and equipment	2,536	6,020
Other	(28)	913
Total deferred income tax liabilities	2,508	6,933
Net deferred income tax assets (liabilities)	$1,142	$(2,230)

The Company established a valuation allowance of $1.3 million at December 31, 2012 and $0.7 million at December 31, 2011 against certain state net operating loss (principally New Jersey) carryforwards.  The Company was unable to conclude that it was more likely than not that it would realize these losses prior to their expiration.  The Company will continue to refine and monitor all available evidence during future periods to evaluate the recoverability of its deferred tax assets.

The difference between tax expense (benefit) and the amount computed by applying the statutory federal income tax rate (34%) to income (loss) before income taxes is as follows:

	Years Ended December 31,
($ in thousands)	2012	2011	2010

Statutory rate applied to pre-tax income (loss)	$(4,737)	$(1,294)	$1,428
Add (deduct):
State income taxes, net	(617)	(215)	(330)
Valuation allowance - state net operating loss carryforwards	578	568	125
Other	295	56	126
Income taxes (benefit)	$(4,481)	$(885)	$1,349

Accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless they are expected to be paid within one year.  The Company has adopted the accounting guidance for uncertain tax positions and has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements as of December 31, 2012 and 2011.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense.  For the years ended December 31, 2012, 2011 and 2010, there was no interest expense relating to unrecognized tax benefits.

The Company has state net operating loss carry-forwards in the amount of approximately $37.3 million as of December 31, 2012.  These losses expire through 2017.

The Company and its subsidiaries file a U.S. federal consolidated income tax return.  The U.S. federal statute of limitations remains open for the years 2009 and thereafter.  In 2010, the IRS completed its examination of the Company’s 2006 and 2007 federal income tax returns.  As a result of such examination, the Company received a net refund of approximately $0.5 million from the IRS.

State income tax returns are generally subject to examination for a period of 3 to 5 years after filing the respective return.  The impact of any federal changes on state returns remains subject to examination by the relevant states for a period of up to one year after formal notification to the states.

Note 15:  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company has two defined benefit pension plans covering certain management and non-management employees who reached at least 21 years of age and have completed one year of service before the plan was frozen with respect to benefit accruals and new eligibility.  The non-management plan was frozen as of May 1, 2003 and the management plan was frozen as of March 1, 2005.  For an eligible employee, benefits are based on years of service and the average of the employee’s three highest consecutive years’ of base

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation for years prior to the date on which the plan was frozen.  The Company’s policy is to fund the minimum required contribution disregarding any credit balance arising from excess amounts contributed in the past.

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

The components of the pension and postretirement expense (credit) for the years ended December 31 are as follows:

	Pension Benefits			Postretirement Benefits
($ in thousands)	2012	2011	2010	2012	2011	2010
Components of net periodic costs:
Service cost	$—	$—	$—	$14	$14	$11
Interest cost	759	860	869	226	238	246
Expected return on plan assets	(876)	(913)	(820)	(173)	(168)	(161)
Amortization of transition asset	—	—	—	28	28	28
Amortization of prior service cost	56	56	56	(330)	(330)	(330)
Recognized actuarial (gain) loss	909	755	873	131	94	94
Net periodic loss (gain)	$848	$758	$978	$(104)	$(124)	$(112)

Amounts recognized in other comprehensive loss (income) and net periodic cost (income) before tax for pension and other postretirement plan consisted of the following:

	Pension Benefits			Postretirement Benefits
($ in thousands)	2012	2011	2010	2012	2011	2010

Actuarial net (gain) loss	$(163)	$2,787	$(1,244)	$(1,609)	$432	$130
Transition obligation (asset)	—	—	—	(28)	(28)	(28)
Prior service (credit) cost	(56)	(56)	(56)	330	330	330
Total recognized in other comprehensive (income) loss	$(219)	$2,731	$(1,300)	$(1,307)	$734	$432

Total recognized in net periodic benefit cost (income) and other comprehensive (income) loss	$629	$3,489	$(322)	$(1,411)	$610	$320

The estimated amounts for the defined benefit pension plans and the postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost (income) over the next fiscal year are as follows:

		Postretirement
($ in thousands)	Pension Plans	Benefits

Amortization of net actuarial loss	$792	$61

Amortization of prior service cost (credit)	$56	$(330)

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the projected benefit obligation and plan assets of the plans at December 31:

			Postretirement
	Pension Benefits		Benefits
($ in thousands)	2012	2011	2012	2011
Change in Benefit Obligation
Benefit obligation, beginning of year	$18,556	$16,020	$5,143	$4,580
Service cost	—	—	14	14
Interest cost	759	860	226	238
Actuarial losses (income)	1,518	2,602	(1,595)	431
Benefit payments	(925)	(926)	(133)	(120)
Benefit obligation, end of year	19,908	18,556	3,655	5,143

Changes in fair value of plan assets
Fair value of plan assets, beginning of year	11,265	11,690	2,167	2,096
Actual return on plan	1,648	(28)	54	72
Employer contributions	455	529	133	120
Benefit payments	(925)	(926)	(133)	(120)

Fair value of plan assets, end of year	12,443	11,265	2,221	2,168
Unfunded status at end of year	$(7,465)	$(7,291)	$(1,434)	$(2,975)

Amounts recognized in the consolidated balance sheets consisted of the following:

			Postretirement
	Pension Benefits		Benefits
($ in thousands)	2012	2011	2012	2011

Pension and postretirement benefit obligations-current	$(954)	$(502)	$(135)	$(120)
Pension and postretirement benefit obligations-long term	(6,511)	(6,789)	(1,299)	(2,855)
Total	$(7,465)	$(7,291)	$(1,434)	$(2,975)

Amounts recognized in the accumulated other comprehensive loss, net of tax, consisted of the following:

			Postretirement
	Pension Benefits		Benefits
($ in thousands)	2012	2011	2012	2011

Actuarial net (loss) gain	$(3,863)	$(3,967)	$(524)	$(1,557)
Transition obligation / (asset)	—	—	—	(18)
Net prior service credit	(150)	(187)	538	750
Total	$(4,013)	$(4,154)	$14	$(825)

Actuarial assumptions used to calculate the projected benefit obligation were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Discount rate	3.70 - 3.90%	4.25%	3.60%	4.25%
Expected return on plans	8.00%	8.00%	8.00%	8.00%
Healthcare cost trend	—	—	5.00 - 9.00%	6.50 - 8.50%

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actuarial assumptions used to calculate net periodic benefit cost were as follows for the years ended December 31:

	Pension		Postretirement
	Benefits		Benefits
	2012	2011	2012	2011
Discount rate	3.70 - 3.90%	4.25%	3.60%	4.25%
Expected return on assets	8.00%	8.00%	8.00%	8.00%

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

The projected benefit obligation of $19.9 million at December 31, 2012 was in excess of plan assets of $12.4 million, leading to an unfunded projected benefit obligation of $7.5 million as of December 31, 2012.  The projected benefit obligation of $18.6 million at December 31, 2011 was in excess of plan assets of $11.3 million, leading to an unfunded projected benefit obligation of $7.3 million as of December 31, 2011.  The Company’s postretirement plans had an unfunded projected benefit obligation of $3.0 million as of December 31, 2011.  The projected benefit obligation of $5.2 million at December 31, 2011 was in excess of plan assets of $2.2 million.

The Company’s postretirement plans had an unfunded projected benefit obligation of $1.4 million as of December 31, 2012.  The $1.6 million improvement compared to December 31, 2011 was due to changes in the model based on actual experience of the plan. Primarily, the gain resulted from the change in how post-65 benefits are valued.  The Medicare supplement plan currently provided through AARP has been running at a cost much lower than was anticipated. The projected benefit obligation of $3.7 million at December 31, 2012 was in excess of plan assets of $2.3 million.

The projected benefit obligations exceeded the fair value of plan assets at December 31, 2012, however the projected benefit obligation declined from the same period December 31, 2011.  The Company was required to record a reduction to its pension liability in the Consolidated Balance Sheet as of December 31, 2012 and the effect of this adjustment was a decrease in the pension liability of $1.4 million and an decrease in accumulated other comprehensive loss of $1.0 million, net of tax.  The health care cost trend rates (representing the assumed annual percentage increase in claim costs by year) was 9% for the year 2013 grading down to 5% in 2021 and later by 0.5% per year.  The Company’s most recent actuarial calculation anticipates that this trend will continue into 2013.  An increase in the assumed health care cost trend rate by 1.0% would increase the accumulated postretirement benefit obligation as of December 31, 2012 by approximately $0.4 million.  A 1.0% decrease in the health care cost trend rate would decrease these components by $0.3 million

Plan Assets

The Company diversifies its pension and postretirement plan assets across domestic and international common stock and fixed income asset classes.

As of December 31, 2012, the current target allocations for pension and postretirement plan assets are 50-60% for equity securities, 40-50% for fixed income securities and 0-10% for cash and certain other investments.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s pension plan assets at December 31, 2012 by asset category are as follows:

	Total
	Market
($ in thousands)	Value	Level 1	Level 2	Level 3
Asset Category
Equity securities (a)	$6,239	$6,239	$—	$—
Fixed income securities (b)	5,390	5,390	—	—
Cash and cash equivalents (c)	814	814	—	—
Total pension assets	$12,443	$12,443	$—	$—

The fair values of the Company’s postretirement plan assets at December 31, 2012 by asset category are as follows:

	Total
	Market
($ in thousands)	Value	Level 1	Level 2	Level 3
Asset Category
Fixed income securities (b)	$1,760	$1,760	$—	$—
Cash and cash equivalents (c)	461	461	—	—
Total pension assets	$2,221	$2,221	$—	$—

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

The fair values of the Company’s pension plan assets at December 31, 2011 by asset category are as follows:

	Total
	Market
($ in thousands)	Value	Level 1	Level 2	Level 3
Asset Category
Equity securities (a)	$5,826	$5,826	$—	$—
Fixed income securities (b)	4,605	4,605	—	—
Cash and cash equivalents (c)	834	834	—	—
Total pension assets	$11,265	$11,265	$—	$—

The fair values of the Company’s postretirement plan assets at December 31, 2011 by asset category are as follows:

	Total
	Market
($ in thousands)	Value	Level 1	Level 2	Level 3
Asset Category
Fixed income securities (b)	$1,706	$1,706	$—	$—
Cash and cash equivalents (c)	461	461	—	—
Total pension assets	$2,167	$2,167	$—	$—

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

In accordance with its contribution policy, in 2013 the Company expects to contribute $1.0 million to its pension plan.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Benefit payments, under the provisions of the plans, are expected to be paid as follows:

	Pension	Postretirement
($ in thousands)	Benefits	Benefits
2013	$991	$214
2014	1,007	232
2015	1,028	220
2016	1,068	195
2017	1,131	206
2018-2021	6,091	1,062

The Company also has a defined contribution 401(k) Profit Sharing Plan covering certain eligible employees. Under the plan, employees may contribute up to 100% of compensation not to exceed certain legal limitations.  The Company matches 100% of the participant’s contributions, up to either 4.0% or 4.5% of compensation, as set forth in the plan.  The Company contributed and expensed $0.4 million, $0.3 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company has deferred compensation agreements in place with certain former officers that became effective upon retirement.  These non-qualified plans are not currently funded and a liability representing the present value of future payments has been established, with balances of $0.3 million as of December 31, 2012 and 2011.

NOTE 16:  STOCK BASED COMPENSATION

The Company adopted and, at the annual meeting held on April 29, 2011, its shareholders approved, the Amended and Restated 2008 Long-Term Incentive Plan (the “Amended and Restated LTIP”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock. The Amended and Restated LTIP increased the total number of shares authorized under the Amended and Restated LTIP from 500,000 shares to 1,100,000 shares of common stock. The increases in the number of shares available under the Amended and Restated LTIP required approval from the New York Public Service Commission (“NYPSC”) and New Jersey Board of Public Utilities (“NJBPU”). As of March 31, 2012, the Company received approval from both the NYPSC and the NJBPU. Shares available for grant under the Amended and Restated LTIP may be either authorized but unissued shares or shares that have been reacquired by the Company and designated as treasury shares. As of December 31, 2012 and 2011, 675,956 and 137,590 shares of the Company’s common stock were available for grant under the Amended and Restated LTIP. The Amended and Restated LTIP permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares. The exercise price per share of the Company’s common stock purchasable under any stock option or stock appreciation right may not be less than 100% of the fair market value of one share of common stock on the date of grant. The term of any stock option or stock appreciation may not exceed ten years. The Amended and Restated LTIP also provides plan participants with a cashless mechanism to exercise their stock options. Issued restricted stock, stock options and restricted stock units are subject to vesting restrictions.

Restricted Stock Awards

The following table summarizes the restricted stock granted to certain eligible participants for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Restricted stock granted
Shares	46,281	61,636	35,004

Grant date weighted average fair value per share	$13.92	$14.62	$13.22

Stock-based compensation expense for restricted stock awards of $0.7 million, $0.7 million and $0.3 million was recorded for the years ended December 31, 2012, 2011 and 2010, respectively.  Restricted stock awards are amortized over their respective vesting periods of two or three years.  The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis.  The Company has determined expected forfeitures based on recent activity and is recognizing compensation expense only for those restricted common shares expected to vest.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the restricted common stock activity during the years ended December 31, 2012, 2011 and 2010:

		Grant Date Weighted
	Shares	Average per Share
Balance - December 31, 2009	21,626	$11.03
Granted	35,004	13.22
Vested	(8,807)	10.99
Forfeited	(450)	12.78
Balance - December 31, 2010	47,373	$12.64

Granted	61,636	14.62
Vested	(38,447)	13.04
Forfeited	(2,003)	14.10
Balance - December 31, 2011	68,559	$14.15

Granted	46,281	13.92
Vested	(50,104)	13.98
Forfeited	(5,658)	14.31
Balance - December 31, 2012	59,078	$14.10

Stock Options

The following tables summarize stock option activity for the years ended December 31, 2012, 2011 and 2010, along with options exercisable at the end of each period:

		Weighted Average
Options	Shares	Exercise Price
Outstanding - December 31, 2009	123,631	$10.76
Stock options granted	43,768	12.88
Exercised	(6,666)	10.78
Forfeited	—	—
Outstanding - December 31, 2010	160,733	$11.33

Stock options granted	149,293	14.83
Exercised	(103,319)	11.01
Forfeited	(2,843)	14.02
Outstanding - December 31, 2011	203,864	$14.02

Stock options granted	144,852	14.38
Exercised	(45,610)	14.85
Forfeited	(39,552)	14.33
Outstanding - December 31, 2012	263,554	$14.02

Vested and expected to vest at December 31, 2010	160,733
Exercisable at December 31, 2010	62,486

Vested and expected to vest at December 31, 2011	203,864
Exercisable at December 31, 2011	73,071

Vested and expected to vest at December 31, 2012	263,554
Exercisable at December 31, 2012	101,165

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The stock options vest over a three-year period. The following table summarizes information about fixed price stock options outstanding at December 31, 2012, 2011 and 2010:

			Weighted Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
Exercise Price per Share	Outstanding	Exercise Price	Life (Years)	Value
December 31, 2010
$10.78	70,500	$10.78	7.69
$10.02	30,948	$10.02	8.22
$11.20	7,517	$11.20	8.32
$12.97	7,000	$12.97	8.90
$12.76	1,000	$12.76	8.99
$12.88	43,768	$12.88	9.15
	160,733	$11.33	8.09	$421

Exercisable at December 31, 2010	62,486	$10.76	7.73	$205

December 31, 2011
$10.78	15,166	$10.78	6.69
$10.02	4,051	$10.02	7.22
$11.20	7,517	$11.20	7.32
$12.97	7,000	$12.97	7.90
$12.76	333	$12.76	7.99
$12.88	22,328	$12.88	8.15
$14.70	18,849	$14.70	9.15
$14.85	128,620	$14.85	9.19
	203,864	$14.02	8.73	$0

Exercisable at December 31, 2011	73,071	$13.56	8.42	$0

December 31, 2012
$10.78	15,166	$10.78	5.68
$10.02	4,051	$10.02	6.21
$11.20	7,517	$11.20	6.32
$12.97	6,000	$12.97	6.90
$12.76	333	$12.76	6.99
$12.88	21,624	$12.88	7.15
$14.70	10,640	$14.70	8.15
$14.85	83,010	$14.85	8.18
$14.38	115,213	$14.38	9.15
	263,554	$14.02	8.73	$2

Exercisable at December 31, 2012	101,165	$13.30	7.44	$2

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day, December 31, 2012, 2011 and 2010, respectively, and the exercise price times the number of shares) that would have been received by the option holders had all the option holders exercised in-the-money stock options on December 31, 2012, 2011 and 2010, respectively.  This amount will change based on the fair market value of the Company’s common stock.

The fair value of the above stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2012, 2011 and 2010:

Options	2012	2011	2010
Expected life (in years)	10	10	10
Interest rate	2.71%	3.40%	3.78%
Volatility	27.10%	32.77%	31.70%
Dividend yield	7.23%	7.00%	6.83%
Weighted-average fair value per share at grant date	$1.37	$2.16	$1.92

Compensation expense related to stock options granted was $0.2 million, $0.3 million and $0.1 million in 2012, 2011 and 2010, respectively.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the total stock-based compensation expense resulting from stock options and restricted stock granted to employees that are included in the Company’s consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010.

($ in thousands)	2012	2011	2010
Cost of services and products	$41	$66	$40
Selling, general and administrative expense	826	894	301
	$867	$960	$341

As of December 31, 2012, $0.7 million of total unrecognized compensation expense related to stock options and restricted stock is expected to be recognized over a weighted average period of approximately 1.85 years.

NOTE 17:  SHAREHOLDERS’ EQUITY AND PUTTABLE COMMON STOCK

The Company has 10,000,000 authorized shares of common stock at a par value of $0.01; 5,000 authorized preferred shares at a par value of $100; and 10,000,000 authorized shares of preferred stock at a par value of $0.01.

The Company issued 272,479 shares of the Company’s common stock with a put option pursuant to the Lock-Up and Put Agreement entered into on October 21, 2011 and in connection with the Asset Purchase Agreement.  The members of Alteva, LLC had the option to put the 272,479 shares back to the Company on October 21, 2012 and December 15, 2012.  The puttable common stock in connection with the Company’s purchase of substantially all of the assets and assumption of certain liabilities of Alteva, LLC was issued with redemption features that are not solely within the control of the Company and is classified outside of permanent equity (often referred to as classification in “temporary equity”).  The Company fair valued the puttable common stock at the date of acquisition in the amount of $4.1 million at December 31, 2011.

As a result of the Sale Agreement, 247,331 of the Alteva Shares were sold in a block trade, and as a result of the Amendment, 25,148 puttable shares were acquired by the Company.  As a result of the transactions (see Note 3) the Company reclassified the puttable common stock out of “temporary equity” and into “permanent equity.”

NOTE 18:  COMMITMENTS AND CONTINGENCIES

The Company leases vehicles for operations as well as office space in Vernon, New Jersey, Syracuse, New York and Philadelphia, Pennsylvania. In 2011 and 2010, the Company entered into certain long-term agreements to access trunk lines from other carriers to transmit voice, video and data. In 2012, the Company now receives access on a month-to-month basis so there is no longer a commitment. Total expenses associated with these agreements were $2.1 million, $2.3 million and $2.3 million in 2012, 2011 and 2010, respectively.

The future aggregate lease commitments as of December 31, 2012 were as follows:

($ in thousands)

2013	$323
2014	196
2015	164
2016	166
2017 and thereafter	261
Total	$1,110

From time-to-time the Company is involved in litigation relating to legal claims arising in the normal course of business.  These claims are generally covered by insurance.  The Company is not currently subject to any litigation which, singularly or in the aggregate, could reasonably be expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19:  QUARTERLY INFORMATION (UNAUDITED)

	Calendar Year Quarters
($ in thousands)	First	Second	Third	Fourth (2)	Total

Year ended December 31, 2012
Revenue	$7,081	$6,886	$7,050	$6,925	$27,942
Operating loss	(3,154)	(3,447)	(4,019)	(13,633)	(24,253)
Net loss	(1,234)	(228)	(922)	(7,068)	(9,452)

Basic loss per common share	$(0.22)	$(0.04)	$(0.16)	$(1.24)	$(1.66)
Basic loss per puttable common share	$(0.22)	$(0.04)	$(0.16)	$—	$—
Diluted loss per common share (1)	$(0.22)	$(0.04)	$(0.16)	$(1.24)	$(1.66)
Diluted loss per puttable common share (1)	$(0.22)	$(0.04)	$(0.16)	$—	$—

Weighted average shares of common stock
used to calculate earnings per share:

Basic	5,716,020	5,730,702	5,744,020	5,702,738	5,711,815
Basic (puttable common)	272,479	272,479	25,148	—	—
Diluted	5,716,020	5,730,702	5,744,020	5,702,738	5,711,815
Diluted (puttable common)	272,479	272,479	25,148	—	—

Year ended December 31, 2011
Revenue	$6,178	$5,811	$6,829	$7,118	$25,936
Operating loss	(1,951)	(2,577)	(3,443)	(3,618)	(11,589)
Net income (loss)	872	(240)	(1,689)	(1,864)	(2,921)

Basic earnings (loss) per common share	$0.16	$(0.05)	$(0.31)	$(0.34)	$(0.54)
Diluted earnings (loss) per common share (1)	$0.16	$(0.05)	$(0.31)	$(0.34)	$(0.54)

Weighted average shares of common stock
used to calculate earnings (loss) per share:

Basic	5,389,842	5,406,894	5,424,927	5,435,849	5,413,330
Diluted	5,416,020	5,406,894	5,424,927	5,435,849	5,413,330

(1) As a result of the net loss, there is no difference between basic and diluted earnings (loss) per share.

(2) Includes appximately $8.9 million of impairment on assets related to the Telephone segment.

NOTE 20:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date.  Based on this evaluation, the Company has determined that no subsequent events, except for the matters discussed below, have occurred which require disclosure in the consolidated financial statements.

On January 22, 2013, the Company announced that it would begin conducting business under the name Alteva.  The Company plans to have its shareholders consider a proposal to amend its certificate of incorporation to change its name to Alteva, Inc. at the Company’s next shareholder meeting on May 16, 2013.  On February 4, 2013 in conjunction with the Company doing business as Alteva, the Company’s ticker symbol on the NYSE MKT exchange was changed from WVT to ALTV.

On March 5, 2013, Duane W. Albro, the Company’s Chief Executive Officer, departed from the Company and David J. Cuthbert, previously the Company’s President and Chief Operating Officer, was appointed as the Company’s President and Chief Executive Officer.  The Company and Mr. Albro are currently negotiating a separation and release agreement that, if exercised, will include a release and waiver of claims in favor of the Company.

On March 11, 2013, the Company entered into a new credit agreement with TriState Capital Bank (“TriState”) to provide for borrowings up to $17.0 million with the ability to increase the facility for borrowings up to $20.0 million with the participation of another lender.  All borrowings become due and payable on June 30, 2014. The TriState borrowings incur interest at a variable rate based on either LIBOR or a Base Rate, as defined in the credit agreement, plus an applicable margin 3.50% or 2.00%, respectively. Under the terms of the TriState credit agreement, the Company is required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios as well as certain financial reporting requirements. The Company’s obligations under the TriState credit facility are secured by all of the Company’s assets and guaranteed by all of the Company’s wholly-owned subsidiaries except for subsidiary that is operating as an ILEC.  The ILEC subsidiary entered into a negative pledge agreement with TriState whereby the ILEC subsidiary agreed not to pledge any of its assets as collateral or lien to be placed on any of its assets.  On March 11, 2013, the Company borrowed $15.2 million from TriState to repay all borrowings outstanding under the CoBank, Provident and prior TriState credit facilities.  Those previously outstanding facilities have now been retired.  In addition, due to the refinancing of the CoBank, Provident and prior TriState credit facilities, the Company reclassified its borrowings as of December 31, 2012 from short term to long term as the Company’s total debt obligations were covered by the new credit facility, which are not due until June 30, 2014.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 31, 2013, the Audit Committee approved the appointment of Ernst & Young LLP (“E&Y”) as the Company’s independent registered public accounting firm to perform independent audit services beginning with the fiscal year ending December 31, 2013 replacing  WithumSmith+Brown, PC (“Withum”) as the Company’s independent registered public accounting firm, effective as of the date of Withum’s completion of  the audit services for the fiscal year ended December 31, 2012 and the filing of the Company’s 2012 Annual Report on Form 10-K with the Securities and Exchange Commission.  Withum’s reports on the Company’s consolidated financial statements for the years ended December 31, 2011 and December 31, 2010 contained no  adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim period preceding Withum’s dismissal, there were no  (1) “disagreements” (within the meaning of Item 304(a) of Regulation S-K) with Withum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Withum, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the consolidated financial statements of the Company; and (2) no “reportable events” (as such term is defined in Item 304(a)(1)(v) of regulation S-K).

The change was reported by the Company in a Current Report on Form 8-K filed with the SEC on February 6, 2013

Item 9A.  CONTROLS AND PROCEDURES.

Background

On March 12, 2013, the Audit Committee of our Board of Directors, in consultation with management, determined that our consolidated balance sheets as of December 31, 2010 and 2011 and consolidated statements of shareholders equity as of December 31, 2009, 2010 and 2011 contained in our annual reports on Form 10-K for the years ended December 31, 2011 and our quarterly reports on Form 10-Q for the first, second and third quarters of 2011 and the first, second and third quarters of 2012 should be restated due to an error in the calculation of the deferred income taxes related to the temporary difference of accumulated depreciation of fixed assets.

Correction of our non-current deferred income taxes resulted in a restatement of our financial statements for the periods including and prior to the nine months ended September 30, 2012 as contained in this annual report on Form 10-K. The total adjustment through December 31, 2012 relating to the correction of the deferred income taxes was an increase in non-current deferred tax liability and a reduction in retained earnings of $1.3 million.

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

As of December 31, 2012, our management carried out an assessment, under the supervision of and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  As a result of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012 because of the material weakness described in “Management’s Report on Internal Control Over Financial Reporting” below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over the accuracy and valuation of the accounting for and disclosure of income taxes. Specifically, our controls over the reconciliation of our deferred income taxes were not effective. This control deficiency resulted in the misstatement of deferred income taxes and disclosures, and in the restatement of our consolidated financial statements for 2011 and 2010,  the first, second and third quarters in 2012, 2011 and 2010 and the Company’s consolidated balance sheet for the fourth quarter of 2009.   Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that this control deficiency constituted a material weakness at December 31, 2012.

As a result of the material weakness described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2012 based on the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The effectiveness of internal control over financial reporting as of December 31, 2012 has been audited by WithumSmith+Brown, PC, our independent registered public accounting firm, as stated in their report which is included herein.

Plan for Remediation of Material Weakness

We performed a multi-year reconciliation of the related deferred income tax accounts and we plan to enhance our review process for income taxes through the addition of incremental internal resources and recent organizational changes. Management believes that the new review process in conjunction with recent organizational changes will remediate the identified control deficiency.

Changes in Internal Control over Financial Reporting

Other than as discussed above under “Plan for Remediation of Material Weakness,” there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

This item is not applicable.

Part III.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except as set forth below, the information required by this Item 10 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on May 16, 2013 under the headings “Information about Director Nominees,” “Corporate Governance,’ and “Section 16(a) Beneficial Ownership Reporting Compliance,’ which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

Executive Officers

Information regarding our executive officers is presented below.

David J. Cuthbert, age 38, is our President and Chief Executive Officer. Mr. Cuthbert joined us in August 2011 as our Executive Vice President and Chief Operating Officer in connection with our acquisition of substantially all of the assets of Alteva, LLC, a cloud-based UC solutions provider and enterprise hosted VoIP provider.  He was appointed President in July 2012 and Chief Executive Officer in March 2013, succeeding Duane W. Albro.  Mr. Cuthbert has 14 years of broad operational management and leadership experience.  He joined Alteva, LLC in 2006 as the Director of Operations and in August 2010 became President and Chief Executive Officer.  Mr. Cuthbert is a graduate of the United States Naval Academy and a former Naval Special Operations Officer. In this capacity, he led underwater and land bomb disposal teams domestically and abroad.  In 2003, Mr. Cuthbert was assigned leadership responsibility for the Navy’s leading nuclear weapon casualty response detachment. His process innovation and mission accomplishment record earned him several high level unit and individual awards for leadership.  Mr. Cuthbert is active in groups advocating cloud-based unified communications solutions and is a founding member of “The Captains”— a Naval Academy networking group focused on professional development, peer mentorship, and social responsibility.  Mr. Cuthbert also serves on the Board of Trustees for the United States Naval Academy Foundation.

Brian H. Callahan, age 42, is our Executive Vice President, Chief Financial Officer and Treasurer.  Prior to joining us in August 2012 and from April 1998, he served in positions of increasing responsibilities, most recently as Senior Vice President of Finance and Treasury, at Expert Global Solutions, Inc., a leading global provider of business process outsourcing services.  Before joining Expert Global Solutions, Inc., Mr. Callahan was employed by PricewaterhouseCoopers LLP for four years.  Mr. Callahan holds a B.S. in Accounting from Drexel

University and is a member of The Association for Corporate Growth, an organization focused on mergers and acquisitions and corporate growth.

Jennifer M. Brown, age 47, is our Executive Vice President, Chief Administrative Officer and Corporate Secretary.  Prior to joining us in 2012 and from 1996 to 2011, Ms. Brown served as Senior Vice President - Administration at Human Resources Access Group, Inc., which during her tenure was the premier originator and servicer of federal and private graduate education loans based in Wilmington, Delaware.  A highly esteemed Chief Administrative Officer with more than 20 years of experience, she served as Vice President — Human Resources at Graduate Heath Systems - Parkview Hospital, in Philadelphia, Pennsylvania from 1989 to 1996.  Ms. Brown currently serves on the board of the Delaware Chapter of the Association of Latino Professionals in Finance and Accounting, where she holds the position of Vice President of Corporate Affairs, and the board of the Pennsylvania - New Jersey - Delaware Employee Benefits and Compensation Association, where she is Chair of the Online Learning Committee.  Ms. Brown is an active supporter of human resource professionals through her memberships in the Greater Philadelphia Senior Executive Group, Philadelphia Human Resource Planning Society, Society of Human Resource Management and Greater Valley Forge Human Resources Association and has been a guest speaker on human resource topics at numerous human resource professional conferences.  Ms. Brown holds a B.A. in English/Communications from Loyola University.

Item 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on May 16, 2013 under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation,” which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as set forth below, the information required by this Item 12 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on May 16, 2013 under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2012

Number of securities
	Number of securities	Weighted average	available for future
	to be issued upon	exercise price	issuance under equity
	exercise of	per share of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	263,554	$14.02	675,956
Equity compensation plans not approved by security holders	—	—	—
Total	263,554	$14.02	675,956

(1)           See Note 16 to the consolidated financial statements in Item 8 of Part I.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on May 16, 2013 under the headings “Corporate Governance,” and “Certain Relationships and Related Transactions,” which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on May 16, 2013 under the heading “Ratification of the Selection of Our Independent Registered Public Accounting Firm,” which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

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

The exhibits filed as part of this Form 10-K are listed in the Index to Exhibits immediately following the signature page of this

Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders,

Warwick Valley Telephone Company:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 18, 2013 appearing in the 2012 Annual Report on Form 10-K of Warwick Valley Telephone Company also included an audit of the financial statement schedule listed in Item 15 of this Annual Report on Form 10-K for the year ended December 31, 2012.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ WithumSmith+Brown, PC

Princeton, New Jersey

March 18, 2013

WARWICK VALLEY TELEPHONE COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2012, 2011 and 2010

Column A	Column B	Column C			Column D	Column E
		Additions
		Charged		Charged
	Balance at	to		to		Balance at
	Beginning	Costs and		Other		End of
	of Period	Expenses		Accounts (b)	Deductions (c)	Period
	($ in thousands)
Allowance for Uncollectible:
Year 2012	$759	$672	(a)	$24	$817	$638
Year 2011	$350	$534	(a)	$44	$169	$759
Year 2010	$355	$341	(a)	$24	$370	$350
Valuation allowance on deferred tax assets:
Year 2012	$693	$578	(d)	$—	$—	$1,271
Year 2011	$125	$568	(d)	$—	$—	$693
Year 2010	$—	$125	(d)	$—	$—	$125

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

WARWICK VALLEY TELEPHONE COMPANY

/s/ David J. Cuthbert
By:	David J. Cuthbert
President and Chief Executive Officer

Dated: March 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Cuthbert	President, Chief Executive Officer and Director	March 18, 2013
David J. Cuthbert	(Principal Executive Officer)

/s/ Brian H. Callahan	Executive Vice President, Chief Financial Officer and Treasurer	March 18, 2013
Brian H. Callahan	(Principal Financial and Accounting Officer)

/s/ Robert J. DeValentino	Director	March 18, 2013
Robert J. DeValentino

/s/ Jeffrey D. Alario	Director	March 18, 2013
Jeffrey D. Alario

/s/ Duane W. Albro	Director	March 18, 2013
Duane W. Albro

/s/ Douglas B. Benedict	Director	March 18, 2013
Douglas B. Benedict

/s/ Kelly C. Bloss	Director	March 18, 2013
Kelly C. Bloss

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

	10.10

Second Supplement to the Master Loan Agreement dated as of August 3, 2011 by and between CoBank, ACB and the Company is incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

	10.11

Promissory Note in the amount of $5,000,000 dated August 3, 2011 from the Company to CoBank, ACB is incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

	10.12

Third Supplement to the Master Loan Agreement dated as of August 2, 2012 by and between CoBank, ACB and the Company is incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

	10.13

Promissory Note in the amount of $10,000,000 dated August 2, 2012 from the Company to  CoBank, ACB is incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

	10.14

CoBank, ACB Master Loan Agreement Letter Amendment dated August 2, 2012 is incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

	10.15

Amended and Restated Master Loan Agreement dated as of October 31, 2012 by and between CoBank, ACB and the Company is incorporated herein by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2012.

	10.16

Amended and Restated Third Supplement to the Amended and Restated Master Loan Agreement dated as of October 31, 2012 by and between CoBank, ACB and the Company is incorporated herein by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on November 7, 2012.

†	10.17	Amended and Restated Promissory Note in the amount of $10,000,000 dated October 31, 2012 from the Company to CoBank, ACB.

	10.18

Credit Agreement dated as of November 8, 2012, by and between TriState Capital Bank and the Company is incorporated herein by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on November 15, 2012.

	10.19

Revolving Credit Note in the amount of $2,500,000 dated November 8, 2012 from the Company to TriState Capital Bank is incorporated herein by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on November 15, 2012.

†	10.20	Amended and Restated Promissory Note in the amount of $4,000,000 dated July 28, 2011 from the Company to Provident Bank.

†	10.21	Line of Credit Extension Agreement dated as of June 27, 2012 by and between the Company and Provident Bank.

#	10.22

Warwick Valley Telephone Company 2008 Long-Term Incentive Plan is incorporated herein by reference from Appendix B to our definitive proxy statement filed on March 25, 2008 in connection with the 2008 annual meeting of shareholders.

#	10.23

Amended and Restated Warwick Valley Telephone Company 2008 Long-Term Incentive Plan is incorporated herein by reference from Exhibit 4.3 to our Registration Statement on Form S-8 (Registration No. 333-180829).

#	10.24

Form of Indemnification Agreement entered into by the Company with our officers and directors is incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

#	10.25	Employment Agreement with Duane W. Albro dated as of December 14, 2011 is incorporated herein by reference from Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2011.

#	10.26	Employment Agreement with Ralph Martucci dated as of May 9, 2011 is incorporated herein by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on May 20, 2011.

#	10.27

Addendum to Employment Agreement with Ralph Martucci effective August 5, 2011 is incorporated herein by reference from Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2011.

†#	10.28	Agreement and General Release between the Company and Ralph Martucci dated August 8, 2012.

#	10.29	Employment Agreement with David Cuthbert effective August 5, 2011 is incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

#	10.30

Revision to Employment Agreement with David Cuthbert effective December 15, 2011 is incorporated herein by reference from Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2011.

#	10.31

Revision to Employment Agreement with David Cuthbert effective February 1, 2012 is incorporated herein by reference from Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2011.

†#	10.32	Addendum to Employment Agreement with David Cuthbert effective August 2, 2012.

#	10.33	Employment Agreement with John Mercer dated as of August 8, 2011 is incorporated herein by reference from Exhibit 10.26 to our Annual Report on Form 10-K for the year ended December 31, 2011.

#	10.34

Employment Agreement with Brian H. Callahan effective as of August 3, 2012 is incorporated herein by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

	10.35

Lock-Up and Put Agreement effective as of October 21, 2011 among the Company and the members of Alteva, LLC is incorporated herein by reference from Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2011.

	10.36

Agreement for Sale of Shares dated as of August 22, 2012 by and the Company and the Selling Holders named therein is incorporated herein by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

	10.37

Amendment No. 1 to the Lock-Up and Put Agreement dated as of September 25, 2012 by and between David Cuthbert and the Company is incorporated herein by reference from Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

(16)	Letter re change in certifying accountant

	16.1

Letter of WithumSmith+Brown, PC to the Securities and Exchange Commission dated February 6, 2013 is incorporated herein by reference from Exhibit 16.1 to our Current Report on Form 8-K filed on February 6, 2013.

(21)	Subsidiaries of the registrant

†	21.1	Subsidiaries of the registrant

(23)	Consents of experts and counsel

†	23.1	Consent of WithumSmith+Brown, PC

†	23.2	Consent of Deloitte & Touche LLP

(31)	Rule 13a-14(a)/15d-14(a) Certifications

†	31.1	Rule 13a-14(a)/15d-14(a) Certification of David J. Cuthbert, President and Chief Executive Officer

†	31.2	Rule 13a-14(a)/15d-14(a) Certification of Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer

(32)	Section 1350 Certifications

†	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of David J. Cuthbert, President and Chief Executive Officer

†	32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer

(99)	Additional exhibits

†	99.1	Orange County-Poughkeepsie Limited Partnership Financial Statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010

(101)	Interactive Data Files

	*101.INS	XBRL Instance Document

	*101.SCH	XBRL Taxonomy Extension Schema Document

	*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangement

†	Exhibit filed with this Annual Report on Form 10-K.

*

Pursuant to Rule 406T of Regulation S-T, the information in this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.