Form 10-Q
period 2013-03-31
WARWICK VALLEY TELEPHONE CO
filed 2013-05-10
CIK 104777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of Warwick Valley Telephone Company common stock outstanding as of May 3, 2013 was 6,154,460.

Part I — Financial Information

Item 1.  Financial Statements

WARWICK VALLEY TELEPHONE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$1,932	$1,799
Trade accounts receivable - net of allowance for uncollectibles - $391 and $638 at March 31, 2013 and December 31, 2012, respectively	2,956	3,320
Other accounts receivable	171	187
Materials and supplies	408	512
Prepaid expenses	1,180	1,145
Prepaid income taxes	1,670	1,222
Deferred income taxes	268	268
Total current assets	8,585	8,453

Property, plant and equipment, net	15,933	16,446
Seat licenses	1,605	1,514
Other intangibles, net	6,465	6,617
Goodwill	9,121	9,121
Deferred income taxes	823	874
Other assets	522	420

Total assets	$43,054	$43,445

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$1,030	$886
Advance billing and payments	282	367
Accrued taxes	617	619
Pension and post retirement benefit obligations	1,089	1,089
Accrued wages	2,224	1,005
Other accrued expenses	3,077	2,754
Total current liabilities	8,319	6,720

Long-term debt	14,523	14,095
Pension and post retirement benefit obligations	7,931	8,095

Total liabilities	30,773	28,910

Commitments and contingencies

Shareholders’ equity
Preferred shares - $100 par value, authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000;	500	500
Common stock - $0.01 par value, authorized shares of 10,000,000; 6,976,942 and 6,576,542 shares issued at March 31, 2013 and December 31, 2012, respectively	70	66
Treasury stock - at cost, 823,482 and 817,700 common shares at March 31, 2013 and December 31, 2012, respectively	(7,548)	(7,486)
Additional paid in capital	12,040	11,826
Accumulated other comprehensive loss	(3,906)	(3,999)
Retained earnings	11,125	13,628

Total shareholders’ equity	12,281	14,535

Total liabilities and shareholders’ equity	$43,054	$43,445

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2013	2012

Net revenue
Unified Communications	$3,956	$3,274
Telephone	3,784	3,807

Total operating revenues	7,740	7,081

Operating expenses
Cost of services and products (exclusive of depreciation and amortization expense)	3,789	3,548
Selling, general and administration expenses	7,352	5,408
Depreciation and amortization	1,002	1,279

Total operating expenses	12,143	10,235

Operating loss	(4,403)	(3,154)

Other income (expense)
Interest income (expense)	(236)	(57)
Income from equity method investment	3,250	1,425
Other income (expense), net	108	(5)

Total other income	3,122	1,363

Loss before income taxes	(1,281)	(1,791)

Income taxes benefit	(448)	(557)

Net loss	(833)	(1,234)

Preferred dividends	6	6

Loss applicable to common stock	$(839)	$(1,240)

Basic loss per common share	$(0.15)	$(0.22)
Basic loss per puttable common share	$—	$(0.22)

Diluted loss per common share	$(0.15)	$(0.22)
Diluted loss per puttable common share	$—	$(0.22)

Weighted average shares of common stock used to calculate earnings (loss) per share:
Basic (common)	5,751,338	5,443,541
Basic (puttable common)	—	272,479
Diluted (common)	5,751,338	5,443,541
Diluted (puttable common)	—	272,479

Dividends declared per common share	$0.27	$0.27

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2013	2012

Net loss	$(833)	$(1,234)

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Amortization of transition obligation, net of tax expense of $0 and $3 for the three months ended March 31, 2013 and 2012, respectively	—	4
Prior service cost arising during period, net of tax benefit of $25 for the three months ended March 31, 2013 and 2012, respectively	(44)	(44)
Net loss arising during period, net of tax expense of $76 and $94 for the three months ended March 31,2013 and 2012, respectively	137	169
Other comprehensive income	93	129

Comprehensive loss	$(740)	$(1,105)

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	Three Months Ended March 31,
	2013	2012
		(as restated)
CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(833)	$(1,234)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,002	1,279
Write off of deferred financing fees	61	—
Allowance (recoveries) for uncollectibles	(246)	177
Write off obsolete inventory	92	—
Stock based compensation expense	218	192
Distribution in excess of income from equity investments included in net loss	(1,424)	—
Change in fair value of derivative liability	—	14
Changes in assets and liabilities
Trade accounts receivable	610	(707)
Other current assets	(499)	(652)
Accounts payable	144	(404)
Other accruals and liabilitites	1,435	(142)

Net cash provided (used) by operating activities	560	(1,477)

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(176)	(329)
Acquired intangibles	(58)	—
Purchase of seat licenses	(194)	(147)
Distribution in excess of income from equity investments	1,424	1,826
Net cash provided by investing activities	996	1,350

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	16,273	—
Repayment of long-term debt	(15,845)	(380)
Payment of fees for acquisition of debt	(119)	—
Repayment of amount due in connection with business acquisition	—	(170)
Purchase of treasury stock	(62)	(50)
Dividends (Common and Preferred)	(1,670)	(1,573)

Net cash used in financing activities	(1,423)	(2,173)

Net change in cash and cash equivalents	133	(2,300)

Cash and cash equivalents at beginning of period	1,799	4,575

Cash and cash equivalents at end of period	$1,932	$2,275

Supplemental disclosure of non-cash financing activities:
Treasury stock acquired in connection with cashless exercise of stock options	$—	$677

Please see the accompanying notes, which are an integral part of the condensed consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On May 10, 2013, the Audit Committee of the Board of Directors, of Warwick Valley Telephone Company, which is currently doing business as Alteva (“Alteva” or the “Company”) in consultation with management, determined that the Company’s Consolidated Statements of Cash Flows in the consolidated financial statements for the fiscal years ended December 31, 2011 and 2012, and the Condensed Consolidated Statements of Cash Flows for the fiscal quarters ended June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, should be restated for an error in the classification of distribution from an equity investment.  Specifically, the Company previously presented distributions in excess of income from equity investments as cash flows from operating activities and is now presenting these distributions as cash flows from investing activities.

Effects of the restatement

The following table provides a summary of the selected line items on the Company’s Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 affected by this restatement. This restatement had no impact on the reported net increase (decrease) in cash and cash equivalents during the applicable period.  Likewise, this restatement had no impact on the Condensed Balance Sheet as of December 31, 2012 and the Condensed Consolidated Statement of Operations and Statement of Comprehensive Income (Loss) for the three months ended March 31, 2012.

Three Months
Ended
March 31, 2012
($ in thousands)
Net cash provided by operating activities, as reported	$349
Adjustments	(1,826)
Restated net cash used in operating activities	$(1,477)

Net cash used in investing activities, as reported	$(476)
Adjustments	1,826
Restated net cash provided by investing activities	$1,350

NOTE 2:    BUSINESS DESCRIPTION

Nature of Operations

The Company is a cloud-based communications company that provides Unified Communications (“UC”) solutions and enterprise hosted Voice over Internet Protocol (“VoIP”) and also operates as a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey. Unless otherwise indicated or unless the context requires, all references to the Company means the Company and its wholly-owned subsidiaries. The Company delivers cloud-based UC solutions including VoIP, Hosted Microsoft Communication Services (OCS and Lync), fixed mobile convergence and advanced voice applications for a broad customer base including, medium and large-sized businesses and enterprise business customers. The Company’s ILEC operations consist of providing local and toll telephone service to residential and business customers, internet high-speed broadband service, and satellite television services provided by DIRECTV.

NOTE 3:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required U.S. GAAP for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results and cash flows for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year.   The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Use of Estimates

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

Revenue Recognition

The Company derives its revenue from the sale of UC services as well as traditional telephone service. The Company recognizes revenue when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) the delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable, and (iv) collectability of the sales or service price is reasonably assured.  Revenue is reported net of all applicable sales tax.

Unified Communication

The Company’s UC services and solutions consist primarily of its hosted VoIP Unified Communications system, certain UC applications, and other professional services associated with installation and activation. Additionally, the Company offers customers the ability to purchase telephone equipment systems from the Company directly, or they can independently purchase such equipment.

Multiple-deliverable arrangements primarily include the sale of telephone equipment, along with professional services associated with installation, activation and implementation services.  When a UC arrangement involves multiple elements, revenue is allocated to each respective element. In the event that the Company enters into a multiple element arrangement and there are undelivered elements as of the balance sheet date, the Company assesses whether the elements are separable and have determinable fair values in assessing the amount of revenue to record. Allocation of revenue to elements of the arrangement is based on fair value of the element being sold on a stand-alone basis. Telephone equipment meets the criteria to qualify as a separate unit of accounting. The Company utilizes third party list prices as evidence for stand-alone value for its equipment sales.

The Company bills most of the monthly recurring hosted service revenue a month in advance. Any amounts billed and collected, but for which the service is not yet delivered, are included in deferred revenue. These amounts are recognized as revenues only when the service is delivered.

Equipment sales associated with the sale of telephone equipment is recognized upon delivery to the customer, as it is considered a separate earnings process. Other upfront fees, not including equipment, along with associated costs, up to but not exceeding these fees, are deferred and recognized over the estimated life of the customer relationship.

Telephone

Revenue is earned from monthly billings to customers for local voice services, long distance, DSL, Internet services, hardware and other services. Revenue is also derived from charges for network access to the local exchange telephone network from subscriber line charges and from contractual arrangements for services such as billing and collection and directory advertising. Revenue is recognized in the period in which service is provided to the customer. Directory advertising revenue is recorded ratably over the life of the directory. With multiple billing cycles, the Company accrues revenue earned but not yet billed at the end of a quarter. The Company also defers services billed in advance and recognizes them as income when earned.

The Telephone Segment markets competitive service bundles which may include multiple deliverables. The base bundles consist of voice services (including a business or residential phone line), calling features and long distance services and customers may choose to add Internet services to a base bundle package. Separate units of accounting within the bundled packages include voice services, long distance and Internet services. Revenue for all services included in bundles are recognized over the same service period, which is the time period in which the service is provided to the customer.

Certain revenue is realized under pooling arrangements with other service providers and is divided among the companies based on respective costs and investments to provide the services. The companies that take part in pooling arrangements may adjust their costs and investments for a period of two years, which causes the dollars distributed by the pool to be adjusted retroactively. The Company believes that recorded amounts represent reasonable estimates of the final distribution from these pools. However, to the extent that the companies participating in these pools make adjustments, there will be corresponding adjustments to the Company’s recorded revenue in future periods.

Certain revenue from these pooling arrangements which includes Universal Service Funds (“USF”) and National Exchange Carrier Association (“NECA”) pool settlements, accounted for 7% and 8% of the Company’s consolidated revenues for the three months ended March 31, 2013 and 2012, respectively.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the net fair value of identifiable assets acquired and liabilities assumed.  Goodwill is not amortized, but rather is assessed for impairment at least annually.  The Company tests goodwill for impairment annually on October 1, or whenever events or circumstances indicate an impairment.  If it is determined that an impairment has occurred, the Company will record a write down of the carrying value and record the charge to the impairment as an operating expense in the period the determination is made.

The Unified Communications reporting unit includes $9.1 million of goodwill as of March 31, 2013, resulting from the Company’s acquisition of certain assets and certain liabilities of Alteva, LLC in 2011.    No events or circumstances occurred during the quarter ended March 31, 2013 that would have more likely than not reduced the fair value of this reporting unit below its carrying value.

Materials and Supplies

Material and supplies are carried at average cost and consisted of principally material and supply finished goods as of March 31, 2013 and December 31, 2012.

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

Accounting Policies

There were no material changes to the Company’s other accounting policies as presented in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 4:   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, an accounting standards update (“ASU”) regarding balance sheet disclosures of offsetting assets and liabilities was issued and the scope was clarified in January 2013. This update requires disclosure on information about offsetting and related arrangements to enable users of an entity’s financial statements to understand the effect of those arrangements on its financial position. This applies to derivatives accounted for in accordance with Topic 815, including bifurcated embedded instruments, repurchase agreements and reverse repurchase agreements and securities borrowings and securities lending transactions. An entity is required to apply this update for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by this update retrospectively for all comparative periods presented. The Company adopted this standard January 1, 2013 and it did not have a material impact on its disclosures or consolidated financial statements.

In February 2013, an ASU regarding the reporting of amounts reclassified out of accumulated other comprehensive income was issued. This update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP. An entity is required to apply the update prospectively for reporting periods beginning after December 15, 2012. The Company adopted this standard effective January 1, 2013 and it did not have a material impact on its disclosures or consolidated financial statements.

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

The Company’s restricted stock awards are considered “participating securities” because they contain non-forfeitable rights to dividends. Under the two-class method, EPS is computed by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period.  Due to the Company’s net loss for the periods, the effect of participating securities was excluded from the computation of basic and diluted EPS.  The net losses are not allocated because the restricted stock holders are not required to fund losses.

Basic and diluted weighted average shares were the same for the three months ended March 31, 2013 and 2012 because the effects of the potentially dilutive securities were antidilutive and were excluded from the calculation.  Such securities included 425,248 and 87,139 of nonvested restricted stock and 535,726 and 303,106 common stock options at March 31, 2013 and March 31, 2012, respectively.

NOTE 6:  SEAT LICENSES AND OTHER INTANGIBLE ASSETS

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual value. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The components of seat licenses are as follows:

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of March 31, 2013
Seat licenses	5 years	$2,266	$(661)	$1,605

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of December 31, 2012
Seat licenses	5 years	$2,072	$(558)	$1,514

The components of other intangible assets are as follows:

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of March 31, 2013
Customer relationships	8 years	$5,400	$(1,125)	$4,275
Trade name	15 years	2,400	(267)	2,133
Domain name	15 years	58	(1)	57
Total		$7,858	$(1,393)	$6,465

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of December 31, 2012
Customer relationships	8 years	$5,400	$(956)	$4,444
Trade name	15 years	2,400	(227)	2,173
Total		$7,800	$(1,183)	$6,617

NOTE 7:  SEGMENT INFORMATION

The Company’s segments are strategic business units that offer different products and services and are managed as UC and Telephone services.  The Company evaluates the performance of the segments based upon factors such as revenue growth, expense containment, market share and operating results.

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

Segment balance sheet information as of March 31, 2013 and December 31, 2012 is set forth below:

	As of
($in thousands)	March 31, 2013	December 31, 2012
Segment assets
Unified Communications	$24,893	$23,500
Telephone	18,161	19,945
Total segment assets	$43,054	$43,445

Segment statement of operations information for the three months ended March 31, 2013 and 2012 is set forth below:

	For the three months ended
($ in thousands)	March 31, 2013	March 31, 2012
Segment net revenue
Unified Communications	$3,956	$3,274
Telephone	3,784	3,807
Total segment net revenue	$7,740	$7,081

Segment depreciation and amortization
Unified Communications	$618	$427
Telephone	384	852
Total segment depreciation and amortization	$1,002	$1,279

Segment operating loss
Unified Communications	$(3,973)	$(2,771)
Telephone	(430)	(383)
Total segment operating loss	$(4,403)	$(3,154)

Interest income, (expense), net	(236)	(57)
Income from equity investment	3,250	1,425
Other (expenses) income, net	108	(5)
Loss before income taxes	$(1,281)	$(1,791)

NOTE 8: SEVERANCE

On March 5, 2013, the Company announced the termination of an employment agreement between the Company and Duane W. Albro (“Mr. Albro”), dated December 14, 2011 (the “Employment Agreement”), and the departure of Mr. Albro as Chief Executive Officer of the Company, effective immediately.

Under the terms of the separation agreement signed in May 2013, and consistent with the Employment Agreement, Mr. Albro is to receive a lump-sum cash payment equal to $470,000, which represents one year’s annual salary, plus a lump-sum separation benefit.  Such amount has been recognized in selling, general and administrative expense in the quarter ended March 31, 2013 and is classified as accrued wages in the consolidated balance sheet at March 31, 2013 and is expected to be paid in the second quarter of 2013.  Also under the separation agreement, the Company will accelerate the unvested portions of Mr. Albro’s equity based compensation, which will be accounted for as a modification with the recognition of a non-cash expense during the second quarter of 2013.  Mr. Albro has the right to revoke the seperation agreement until May 15, 2013, at which time the terms of such agreement are final.

NOTE 9:  ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

The Company is a limited partner in the Orange County-Poughkeepsie Limited Partnership (the “O-P”) and had an 8.108% equity interest in the O-P as of March 31, 2013 and 2012, which is accounted for under the equity method of accounting.  The majority owner and general partner of the O-P is Verizon Wireless of the East L.P.

On May 26, 2011, the Company entered into an agreement with Verizon Wireless of the East LP, the general partner and a limited partner, and Cellco Partnership, the other limited partner, in the O-P to make certain changes to the O-P partnership agreement which, among other things, specifies that the O-P will provide 4G cellular services (the “4G Agreement”).  The 4G Agreement provides that the O-P’s business will be converted from a wholesale business to a retail business.  The 4G Agreement provides for guaranteed annual cash distributions to the Company from the O-P through 2013.  For 2011 and 2012, annual cash distributions from the O-P were $13.6 million $13.0 million, respectively and for 2013 the annual cash distributions will be $13.0 million.  Annual cash distributions will be paid in equal quarterly amounts.  The 4G Agreement also gives the Company the right (the “Put”) to require one of the O-P’s limited partners to purchase all the Company’s ownership interest in the O-P during April 2013 or April 2014 for an amount equal to the greater of (a) $50 million or (b) the product of five (5) times 0.081081 times the O-P’s EBITDA, as defined in the 4G Agreement.

The conversion of the O-P from a wholesale business to a retail business in 2011 pursuant to the 4G Agreement increased the cellular service costs and operating expenses incurred by the O-P, which caused a subsequent reduction in the O-P’s net income primarily due to the inclusion of sales and marketing expenses.  Although the Company’s share of the O-P’s net income recorded in the Company’s income statement decreased, the annual cash distributions the Company receives from the O-P will remain unchanged through 2013 pursuant to the terms of the 4G Agreement.

Pursuant to the equity method accounting, the Company is required to record the income from the O-P as an increase to the Company’s investment account.  As a result of receiving the fixed guaranteed cash distributions from the O-P in excess of the Company’s cumulative proportionate share of the O-P income, the investment account was reduced to zero during the first six months of 2012. These payments are shown as  a return on investment in the investing section of the Condensed Consolidated Statements of Cash Flows.  Thereafter, the Company recorded the fixed guaranteed cash distributions that were received from the O-P in excess of the proportionate share of the O-P income directly to the Company’s statement of operations as other income.  All payments received in excess of the Company’s proportionate share of the O-P income is considered a return of investment and is shown in the investing section of the consolidated statements of cash flows.

The following summarizes the income statement (unaudited) for the three months ended March 31, 2013 and 2012 that the O-P provided to the Company:

	For the three months ended
($ in thousands)	March 31, 2013	March 31, 2012
Net sales	$79,892	$74,235
Cellular service cost	35,980	36,047
Operating expenses	21,398	20,620
Operating income	22,514	17,568
Other income (expense)	3	3
Net income	$22,517	$17,571
Company share	$1,826	$1,425

The following summarizes the balance sheet as of March 31, 2013 (unaudited) and December 31, 2012 that O-P provided to the Company:

	As of
($ in thousands)	March 31, 2013	December 31, 2012
Current assets	$20,788	$22,370
Property, plant and equipment, net	41,121	41,072
Total assets	$61,909	$63,442

Total liabilities	$25,427	$30,162
Partners’ capital	36,482	33,280
Total liabilities and partners’ capital	$61,909	$63,442

NOTE 10:  PENSION AND POSTRETIREMENT OBLIGATIONS

The components of net periodic cost (gain) for the three months ended March 31, 2013 and 2012 are as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended		For the three months ended
($ in thousands)	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Service cost	$—	$—	$4	$4
Interest cost	190	192	56	54
Expected return on plan assets	(219)	(219)	(43)	(43)
Amortization of transition asset	—	—	7	7
Amortization of prior service cost	14	14	(83)	(83)
Amortization of net loss	227	231	33	34

Net periodic benefit cost (gain)	$212	$218	$(26)	$(27)

The Company expects to contribute $1.1 million to its pension and post retirement plans in 2013.   For the three months ended March 31, 2013 and March 31, 2012, the Company has contributed $0.2 million and $0.1 million, respectively, to its pension and postretirement benefits plans.  Amounts reclassified from other comprehensive income (loss) related to the Company’s pension and postretirement obligations were not material for the three months ended March 31, 2013 and March 31, 2012.

NOTE 11: DEBT OBLIGATIONS

Debt obligations consisted of the following at March 31, 2013 and December 31, 2012:

	As of
($ in thousands)	March 31, 2013	December 31, 2012

Long-term debt:
CoBank ACB revolving loan facility	$—	$8,595
Provident Bank credit line	—	4,000
TriState credit line	14,523	1,500
Total debt obligations	$14,523	$14,095

As of December 31, 2012, the Company had three debt facilities.  The Company had a revolving loan facility with CoBank, ACB (“CoBank”) for $10.0 million with an interest rate (payable quarterly in arrears) at LIBOR plus 4.50%.  The interest rate on the outstanding balance under the revolving loan facility with CoBank as of December 31, 2012 was 4.71%.  The Company had an unsecured line of credit with Provident Bank (“Provident”) of $4.0 million of which the entire amount had been drawn down at December 31, 2012.  The interest rate (payable quarterly in arrears) on the Provident unsecured line of credit was fixed at 2.50%.  The Company had a credit agreement with TriState Capital Bank (“TriState”) that provided for borrowings up to $2.5 million, with a variable interest rate based on either LIBOR or a Base Rate, as defined in the credit agreement, plus an applicable margin 4.0% or 3.0%, respectively.

On March 11, 2013, the Company entered into a new credit agreement with TriState to provide for borrowings up to $17.0 million with the ability to increase the facility for borrowings up to $20.0 million with the participation of another lender.  All borrowings become due and payable on June 30, 2014. The TriState borrowings incur interest at a variable rate based on either LIBOR or a Base Rate, as defined in the credit agreement, plus an applicable margin of 3.50% or 2.00%, respectively. Under the terms of the TriState credit agreement, the Company is required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios as well as certain financial reporting requirements. The Company must maintain a Consolidated Liquidity Ratio, as defined in the TriState credit agreement, in excess of 1.0 to 1.0, including the value of the Put calculated in accordance with the 4G Agreement, until April 30, 2014.  The Company is required to obtain the consent of TriState prior to agreeing to any amendment to the agreements the Company has with the O-P. The Company’s obligations under the TriState credit facility are secured by all of the Company’s asset and guaranteed by all of the Company’s wholly-owned subsidiaries except for the subsidiary that is operating as an ILEC.  The ILEC subsidiary entered into a negative pledge agreement with TriState whereby the ILEC subsidiary agreed not to pledge any of its assets as collateral or lien to be placed on any of its assets.  On March 11, 2013, the Company borrowed $15.2 million to repay all borrowings outstanding under the CoBank, Provident and prior TriState credit facilities and retired those facilities.  On March 31, 2013, the Company repaid $0.7 million of the outstanding borrowings under the new credit agreement with TriState.

NOTE 12:  INCOME TAXES

Generally, for interim tax reporting, one overall estimated annual effective tax rate is computed for tax jurisdictions not subject to valuation allowance and applied to the year to date ordinary income or loss.  The effective tax rate for the three months ended March 31, 2013, and 2012 was 35.0% and 31.1%, respectively.  The adjusted tax rates for the three months ended March 31, 2013 and March 31, 2012, differed from the U.S. state statutory rates primarily due to certain income of the Company not being subject to state tax as well as certain expenses that are not tax deductible.

The accounting standard regarding accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities, unless expected to be paid within one year.  As of March 31, 2013 and December 31, 2012, the Company has no liability for unrecognized tax benefits.

As of March 31, 2013 and December 31, 2012, the Company maintained a valuation allowance on certain state net operating loss (principally New Jersey) carryforward deferred tax assets because management determined that it was not more likely than not that it would realize the benefits of such state deferred tax assets.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense.  For the three months ended March 31, 2013 and 2012, there was no interest expense relating to unrecognized tax benefits.

The Company and its subsidiaries file a U.S. federal consolidated income tax return.  The U.S. federal statute of limitations remains open for the years 2009 and thereafter.

NOTE 13:  SHAREHOLDERS’ EQUITY

A summary of the changes to shareholders’ equity for the three months ended March 31, 2013 and 2012 is provided below:

	For the three months ended
($ in thousands)	March 31, 2013	March 31, 2012
Shareholders’ equity, beginning of period	$14,535	$26,153
Net income (loss)	(833)	(1,234)
Dividends paid on common stock	(1,664)	(1,567)
Dividends paid on preferred stock	(6)	(6)
Stock based compensation	218	192
Treasury stock purchases	(62)	(725)
Exercise of stock options	—	675
Changes in pension and postretirement benefit plans	93	129

Shareholders’ equity, end of period	$12,281	$23,617

NOTE 14:    STOCK BASED COMPENSATION

The Company adopted and, at the annual meeting held on April 29, 2011, its shareholders approved, the Amended and Restated 2008 Long-Term Incentive Plan (the “Amended and Restated LTIP”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock.  The Amended and Restated LTIP increased the total number of shares authorized under the Amended and Restated LTIP from 500,000 shares to 1,100,000 shares of common stock.  The increases in the number of shares available under the Amended and Restated LTIP required approval from the New York Public Service Commission (“NYPSC”) and New Jersey Board of Public Utilities (“NJBPU”).  As of March 31, 2012, the Company received approval from both the NYPSC and the NJBPU.  Shares available for grant under the Amended and Restated LTIP may be either authorized but unissued shares or shares that have been reacquired by the Company and designated as treasury shares.  As of March 31, 2013 and December 31, 2012, 24,523 and 675,956  shares, respectively, of the Company’s common stock were available for grant under the Amended and Restated LTIP.  The Amended and Restated LTIP permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares.  The exercise price per share of the Company’s common stock purchasable under any stock option or stock appreciation right may not be less than 100% of the fair market value of one share of common stock on the date of grant.  The term of any stock option or stock appreciation may not exceed ten years.  The Amended and Restated LTIP also provides plan participants with a cashless mechanism to exercise their stock options.  Issued restricted stock, stock options and restricted stock units are subject to vesting restrictions.

Restricted Stock Awards

Stock-based compensation expense for restricted stock awards of $0.2 million was recorded in both the three months ended March 31, 2013 and 2012.  Restricted stock awards have grated vesting schedules and are amortized over their respective vesting periods of two or three years.  The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis over the requisite service period for the entire award.  The Company has determined expected forfeitures based on recent activity and is recognizing compensation expense only for those restricted common stock awards expected to vest.

The following table summarizes the restricted common stock activity during the period ended March 31, 2013:

	March 31, 2013
		Weighted Average Fair
	Shares	Value

Balance - nonvested at January 1, 2013	59,078	$14.10
Granted	404,932	10.21
Vested	(18,788)	13.79
Forfeited	(19,974)	14.64
Balance - nonvested at March 31, 2013	425,248	$10.38

The total fair value of restricted stock awards that vested during the three months ended March 31, 2013 and 2012 was $0.3 million and $0.4 million, respectively.  As of March 31, 2013, $4.4 million of total unrecognized compensation expense related to restricted common stock is expected to be recognized over a weighted average period of approximately 3 years.

Stock Options

The following tables summarize stock option activity for the three month period ended March 31, 2013, along with options exercisable at the end of the period:

	For the three months ended
	March 31, 2013
Options	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding - Beginning of period	263,554	$14.02
Stock options granted	395,875	10.11
Exercised	—	—
Forfeited	(123,703)	14.34
Outstanding - End of period	535,726	$11.06	9	—

Vested and Expected to Vest at March 31	535,726			—
Exercisable at March 31	102,611			—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day, March 31, 2013, and the exercise price times the number of shares) that would have been received by the option holders had all the option holders exercised in the money options on March 31, 2012.  This amount changes based on the fair market value of the Company’s common stock.

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2013:

Expected life (in years)	6
Interest rate	1.08%
Volatility	29.61%
Dividend yield	10.63%
Weighted-average fair value per share at grant date	$0.63

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock granted to employees that are included in the Company’s consolidated statements of income for the three months ended March 31, 2013 and 2012:

($ in thousands)
Stock-Based Compensation Expense	March 31, 2013	March 31, 2012

Cost of services and products	$3	$10
Selling, general and administrative expense	215	182

Total stock-based compensation expense	$218	$192

As of March 31, 2013, $0.4 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of approximately 3 years.

NOTE 15:    SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date.  Based on this evaluation, the Company has determined that no subsequent events, except for the matter discussed below, have occurred which require disclosure in the condensed consolidated financial statements.

On May 7, 2013, Duane W. Albro, notified the Company of his resignation, effective immediately, from the Board of Directors.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; our ability to continue to pay dividends at our current level; goodwill and long-lived asset impairment; changes in the Orange County-Poughkeepsie Limited Partnership (“O-P”) distributions; risks associated with the exercise of our option to sell our O-P interest back to Verizon; demographic changes; management turnover; technological changes and changes in consumer demand; existing governmental regulations and changes in or our failure to comply with, governmental regulations; legislative proposals relating to the businesses in which we operate; changes to the USF; risks associated with our unfunded pension liability; competition; the loss of any significant ability to attract and retain highly skilled personnel and any other factors that are described in “Risk Factors.” Given these uncertainties, current and prospective investors should be cautioned regarding reliance on such forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments. For a further discussion of the matters described above, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

Warwick Valley Telephone Company, currently doing business as Alteva (we, our or us) is a cloud-based communications company that provides Unified Communication (“UC”) solutions that unify an organization’s communications systems and enterprise hosted Voice over Internet Protocol (“VoIP”).  We also operate a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey. We deliver cloud-based UC solutions including enterprise hosted VoIP, Hosted Microsoft Communication Services (OCS and Lync), fixed mobile convergence and advanced voice applications for the desktop. By combining voice service with Microsoft Communications Services products, our customers receive a voice-enabled UC solution that integrates with existing business applications. We have solutions that are designed for the enterprise market of 20 to 500 users per location. Our ILEC operations consist of providing local and toll telephone service to residential and business customers, Internet high speed broadband service, and DIRECTV.

On January 22, 2013, we began doing business as Alteva. Our shareholders will vote on a proposal to amend our certificate of incorporation to change our name from Warwick Valley Telephone Company to Alteva, Inc. at our 2013 annual meeting of shareholders to be held on May 16, 2013.  As part of our rebranding as Alteva, we changed our ticker symbol on the NYSE MKT from WVT to ALTV on February 4, 2013.

On March 5, 2013, Duane W. Albro departed as our President and Chief Executive Officer and David J. Cuthbert was appointed as our President and Chief Executive Officer.

On March 11, 2013, we refinanced our prior credit agreements and entered into a new credit agreement with TriState Capital Bank (“TriState”), as described in greater detail under the heading “Liquidity and Capital Resources” of this item.

This discussion and analysis provides information about the important aspects of our operations and investments, both at the consolidated and segment levels, and includes discussions of our results of operations, financial position and sources and uses of cash.

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Executive Summary

Revenues grew 9% to $7.7 million for the three months ended March 31, 2013, in comparison to $7.1 million for the three months ended March 31, 2012.  The increase in revenues resulted from a 21% increase in revenues from our UC segment as a result of an increase in equipment sales to new customers and an increase in seats on our platform, while the telephone segment revenues were flat quarter over quarter.  During the three months ended March 31, 2013, we had an operating loss of $4.4 million, compared to an operating loss of $3.2 million for the three months ended March 31, 2012.  The increase in operating loss was attributable to increased selling, general and administrative expenses to support the growth of the UC segment and severance costs related to management changes and staff rationalization.  During the three months ended March 31, 2013, we had a net loss of $0.8 million, compared to a net loss of $1.2 million for the three months ended March 31, 2012.

For the past several years, we have experienced declines in telephone access lines within our Telephone segment due to sustained competition and cellular substitution for landline telephone services in our regulated franchise area that has reduced revenue in this segment. We partially offset the decline in telephone access lines by focusing our efforts on identifying and pursuing growth opportunities to increase our ILEC broadband Internet business.

Results of Operations for the three months ended March 31, 2013 and 2012

The following table presents a summary of operating results for our Telephone and UC operating segments for the periods indicated:

	Three months ended March 31, 2013				Three months ended March 31, 2012
		% of Total	Segment	Segment		% of Total	Segment	Segment
	Revenue	Revenue	Profit (loss)	Margin	Revenue	Revenue	Profit (loss)	Margin
Unified Communications	$3,956	51%	$(3,973)	(100)%	$3,274	46%	$(2,771)	(85)%
Telephone	3,784	49%	(430)	(11)%	3,807	54%	(383)	(10)%

Total	$7,740	100%	$(4,403)	(57)%	$7,081	100%	$(3,154)	(45)%

OPERATING REVENUES

Operating revenues for the three months ended March 31, 2013 increased $0.6 million, or 9%, to $7.7 million from $7.1 million in the same period in 2012.  This increase was due primarily to a 21% increase in revenues from our UC segment as a result of an increase in equipment sales to new customers and an increase in seats on our platform.

Revenues for our UC segment increased $0.6 million, or 18% from $3.3 million for the three months ended March 31, 2012 to $3.9 million for the three months ended March 31, 2013.  This increase was primarily due to an increase in equipment revenue of $0.5 million and license and usage revenue of $0.2 million resulting from new customers.

Revenues for our Telephone segment remained constant at $3.8 million for the three months periods ended March 31, 2012 and 2013.  The decrease in access line revenue was offset by an increase in broadband internet services.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2013 increased $1.9 million, or 19%, from $10.2 million for the three months ended March 31, 2012 to $12.1 million for the three months ended March 31, 2013.  This increase was primarily due to an increase of 41% in selling, general and administrative expenses associated with the growth of our UC segment. We believe that selling, general and administrative expenses have reached levels to grow our business several times the current revenues.  We do not expect material growth to selling, general and administrative expenses for the remainder of 2013 as we focus on growth and profitability.

Cost of Services and Products

The cost of services and products increased $0.3 million or 9% from $3.5 million for the three months ended March 31, 2012 to $3.8 million for the three months ended March 31, 2013, primarily as a result of the growth in our UC segment.

Cost of services and products for our UC segment increased $0.3 million or 13% from $2.3 million for the three months ended March 31, 2012 to $2.6 million for the three months ended March 31, 2013 and decreased as a percentage of revenue from 70% to 65%.  The decrease as a percentage of revenue was due to leveraging the UC infrastructure over a larger revenue base.

Cost of services and products for our Telephone segment remained constant at $1.2 million for the three months ended March 31, 2012 and 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.9 million or 35% from $5.4 million for the three months ended March 31, 2012 to $7.3 million for the three months ended March 31, 2013.  This increase was primarily associated with investments in personnel made to support the growth of the UC segment and severance costs related to management changes and staff rationalization of $1.3 million.   In addition, marketing expenses increased by $0.4 million as part of our re-branding to reflect the Alteva brand and commissions to our channel partners increased by $0.2 million.  These increases were partially offset by $0.2 million of recoveries in our allowance for uncollectible accounts due to collections on accounts previously deemed uncollectible.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $0.3 million or 23% from $1.3 million for the three months ended March 31, 2012 to $1.0 million for the three months ended March 31, 2013.  This is primarily associated to the lower depreciable basis on our Telephone segment assets as a result of the $8.9 million write-down of property, plant and equipment during the three months ended December 31, 2012.

TOTAL OTHER INCOME (EXPENSE)

Total other income (expense) for the three months ended March 31, 2013 increased $1.7 million, or 121%, from $1.4 million for the three months ended March 31, 2012 to $3.1 million for the three months ended March 31, 2013.  This increase is due primarily to our income from the equity method investment which was $3.3 million for the three months ended March 31, 2013, an increase of 128%, or $1.8 million from the prior year quarter.  During the second quarter of 2012, our remaining investment in the O-P was reduced to zero.  As a result, all subsequent disbursements received from the O-P is recorded as other income.  The annual cash distributions of $13.0 million we will receive in 2013 from the O-P remains unchanged pursuant to the terms of the 4G Agreement.  For more information on the 4G Agreement and the accounting treatment of the distributions we receive from the O-P, see Note 9 to our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

We had $1.9 million of cash and cash equivalents at March 31, 2013 as compared with $1.8 million at December 31, 2012.  Our source of cash flows continue to be primarily generated from cash distributions from the O-P and borrowing under our credit facilites.

On March 11, 2013, we entered into a new credit agreement with TriState to provide for borrowings up to $17.0 million with the ability to increase the facility for borrowings up to $20.0 million with the participation of another lender.  All borrowings become due and payable on June 30, 2014. The TriState borrowings incur interest at a variable rate based on either LIBOR or a Base Rate, as defined in the credit agreement, plus an applicable margin 3.50% or 2.00%, respectively. Under the terms of the TriState credit agreement, we are required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios as well as certain financial reporting requirements. We must maintain a Consolidated Liquidity Ratio, as defined in the TriState credit agreement, in excess of 1.0 to 1.0, including the value of the Put calculated in accordance with the 4G Agreement, until April 30, 2014.  We are required to obtain the consent of TriState prior to agreeing to any amendment to the agreements we have with the O-P. Our obligations under the TriState credit facility are secured by all of our assets and guaranteed by all of our wholly-owned subsidiaries except for the subsidiary that is operating as an ILEC.  The ILEC subsidiary entered into a negative pledge agreement with TriState whereby the ILEC subsidiary agreed not to pledge any of its assets as collateral or lien to be placed on any of its assets.  On March 11, 2013, we borrowed $15.2 million to repay all borrowings outstanding under the CoBank, Provident and prior TriState credit facilities and retired those facilities.  On March 31, 2013, we repaid $0.7 million of the outstanding borrowings under the new credit agreement with TriState.

Pursuant to the terms of the 4G Agreement, we are guaranteed annual cash distributions from the O-P of $13.0 million for 2013.  The O-P’s cash distributions are made to us on a quarterly basis.  The distributions in excess of our proportionate share of O-P income is considered a return of our investment.

The 4G Agreement also gives us the right (the “Put”) to require one of the O-P’s limited partners to purchase all our ownership interest in the O-P during April 2014 for an amount equal to the greater of (a) $50 million or (b) the product of five (5) times 0.081081 times the O-P’s 2013 EBITDA, as defined in the 4G Agreement.

CASH FROM OPERATING ACTIVITIES

The increase in net cash provided by operating activities for the three months ended March 31, 2013 was primarily due to changes in working capital, which provided $0.5 million of cash that was driven by an increase in accrued wages of a $1.2 million due to the timing of wage payments and a decrease in accounts receivable of $0.6 million due to increased collections. Operating cash flows included $1.8 million of distributions from the O-P that represented our share of the O-P’s income.

For the three months ended March 31, 2012, net cash used in operating activities was $1.5 million.  Operating cash flows included $1.4 million of distributions from the O-P that represented our share of the O-P’s income.

CASH FROM INVESTING ACTIVITIES

Net cash provided by investing activities of $1.0 million for the three months ended March 31, 2013 was primarily due to distributions we received from the O-P in excess of our share of the O-P’s income of $1.4 million.  Net cash provided by investing activities of $1.4 million for the three months ended March 31, 2012 was primarily due to distributions from the O-P in excess of our share of the O-P’s income of $1.8 million.  Capital expenditures, excluding seat licenses, have decreased to $0.2 million during the three months ended March 31, 2013 as compared to $0.3 million for the corresponding period in 2012.  Our planned expenditures for 2013 are to be down compared to 2012, as we made significant additions to our infrastructure in 2012 to support future revenue growth.  Generally, planned capital expenditures for 2013 are to support our planned product releases as we seek to enhance our solutions and provide increased value to our customers.

CASH FROM FINANCING ACTIVITIES

We used $1.4 million in financing activities during the three months ended March 31, 2013 compared to $2.2 million for the three months ended March 31, 2012.  Dividends declared on our common shares by the Board of Directors were $0.27 per share for the three months ended March 31, 2013 and 2012.  The total amount of dividends paid on our common shares by us for each of the three months ended March 31, 2013 and 2012 was $1.7 million and $1.6 million, respectively.  The additional financing activities for the three months ended March 31, 2013 is attributed to the repayment of debt of $15.1 million offset by $15.5 million proceeds from our new debt with TriState.  Additional financing activities for March 31, 2012 are attributed to repayment of long-term borrowing of $0.4 million and $0.2 million in payments due in relation to the acquisition of certain assets of Alteva, LLC during fiscal 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any material market risk. Our exposure to changes in interest rates results from our borrowing activities. There were no material changes to our quantitative disclosure about market risk as presented in item 7a of our Annual Report on Form 10-K for the year ended December 31, 2012

ITEM 4.  CONTROLS AND PROCEDURES

Background

On May 10, 2013, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, upon management’s recommendation, determined that the Company’s Consolidated Statements of Cash Flows in the consolidated financial statements for the fiscal years ended December 31, 2011 and 2012, and the Condensed Consolidated Statements of Cash Flows for the fiscal quarters ended June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, need to be restated and should no longer be relied upon. Specifically, the Company previously presented distributions in excess of income from equity investments as cash flows from operating activities and the Company is now presenting these distributions as cash flows from investing activities.  This restatement had no impact on the reported net increase (decrease) in cash and cash equivalents during the applicable periods.  Likewise, this restatement had no impact on the Company’s Condensed Consolidated Statements of Operations, Statements of Comprehensive Income (Loss), Balance Sheets or Statements of Shareholders’ Equity for the applicable periods. This determination was made in connection with the preparation of the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2013.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, our management carried out an assessment, under the supervision of and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  As a result of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013 because of the material weakness that resulted in the misstatement of disclosures and in the restatement of our consolidated statement of cash flows for the fiscal years ended December 31, 2011 and 2012, and the Condensed Consolidated Statements of Cash Flows for the fiscal quarters ended June 30, 2011. September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, need to be restated and should no longer be relied upon.

Plan for Remediation of Material Weakness

We have already begun the remediation process for the material weakness identified at March 31, 2013 by performing additional reviews and have added additional resources with technical backgrounds to the financial reporting function. Management believes that the new review processes combined with recent organizational changes will remediate the identified control deficiency.

As part of our evaluation of and improvement of the effectiveness of our internal control over financial reporting, we have taken the following measures to remediate the material weakness that was identified as of December 31, 2012 specifically related to the accuracy and valuation of the accounting for and disclosure of income taxes.  During the first quarter of 2013, we worked with our internal and external resources to enhance our process around the identication, evaluation, review and reporting of our taxes.

Changes in Internal Control Over Financial Reporting

Other than as discussed above under “Plan for Remediation of Material Weakness,” there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. - RISK FACTORS

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

ITEM 6. EXHIBITS

#10.1                 Employment Agreement effective March 5, 2013 between Warwick Valley Telephone Company and David J. Cuthbert.

10.2                        Credit Agreement, dated as of March 11, 2013 by and among Warwick Valley Telephone Company and TriState Capital Bank.

10.3                        Revolving Credit Note, dated March 11, 2013 from Warwick Valley Telephone Company to TriState Capital Bank.

31.1                        Rule 13a-14(a)/15d-14(a) Certification signed by David J. Cuthbert, President, and Chief Executive Officer.

31.2                        Rule 13a-14(a)/15d-14(a) Certification signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer.

32.1                        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David J. Cuthbert, President, and Chief Executive Officer.

32.2                        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer.

# Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warwick Valley Telephone Company
(Registrant)

Date:	May 10, 2013	/s/ David J. Cuthbert
David J. Cuthbert
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2013	/s/ Brian H. Callahan
Brian H. Callahan
Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits

10.1                                  Employment Agreement effective March 5, 2013 between Warwick Valley Telephone Company and David J. Cuthbert.

10.2                                  Credit Agreement, dated as of March 11, 2013 by and among Warwick Valley Telephone Company and TriState Capital Bank.

10.3                                  Revolving Credit Note, dated March 11, 2013 from Warwick Valley Telephone Company to TriState Capital Bank.

31.1                                  Rule 13a-14(a)/15d-14(a) Certification signed by David J. Cuthbert, President, and Chief Executive Officer.

31.2                                  Rule 13a-14(a)/15d-14(a) Certification signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer.

32.1                                  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David J. Cuthbert, President, and Chief Executive Officer.

32.2                                  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer.

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