Form 10-K/A
period 2012-12-31
ALTEVA, INC.
filed 2013-08-07
CIK 104777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 001-35724

Alteva, Inc.

(Exact name of registrant as specified in its charter)

New York	14-1160510
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

401 Market Street
Philadelphia, Pennsylvania	19106
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone, including area code:   (877) 258-3722

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	NYSE MKT

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

We are filing this amendment No.1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 (“Original Report”) to restate our financial statements for the years ended December 31, 2012 and 2011 and quarters ended June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012 (“Amended Report”) because of changes in the presentation of the  statements of cash flows.  We previously presented distributions in excess of income from equity investments as cash flows from operating activities and we are now presenting these distributions as cash flows from investing activities.  This restatement had no impact on the reported net increase (decrease) in cash and cash equivalents during the applicable periods. Likewise, this restatement had no impact on our Consolidated Statements of Operations, Statements of Comprehensive Income (Loss), Balance Sheets or Statements of Shareholders’ Equity for the applicable periods.  This restatement led our management to conclude that an additional material weakness was present in our disclosure controls and procedures as of December 31, 2012.  For additional background on the restatement, please see Note 1 in “Part II. Item 8. Financial Statements and Supplementary Data — Notes to Financial Statements” and “Part II. Item 9A. Controls and Procedures.”

As discussed below, the Original Report also reported a restatement to our financial statements for the years ended December 31, 2012 and 2011 due to an error in the calculation of the deferred income taxes related to the temporary difference of accumulated depreciation of fixed assets.  The Balance Sheet as of December 31, 2012 and 2011, and the related Statements of Operations, Comprehensive Income (loss), Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2012 included in this Amended Report reflect both restatements.

Except for certain updated information in the Amended Report in the items listed below, there have been no changes to the Original Report:

•                  Part II.  Item 1A. Risk Factors

•                  Part II.  Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Results of Operations — 2012 compared to 2011 and 2011 compared to 2010

•                  Part II.  Item 8. Financial Statements and Supplementary Data

•                  Part II.  Item 9A. Controls and Procedures

•                  Part 4.  Item 15. Exhibits, Financial Statement Schedule

This Amended Report does not reflect events occurring after the Original Report, except as noted below. Except for the foregoing amended information, this Amended Report continues to speak as of the date of the Original Report and we have not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date. For convenience and ease of reference, we are filing this Annual Report in its entirety with the applicable changes noted above.

Among other things, disclosures and forward-looking statements made in the Original Report have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Report, and such disclosures and forward-looking statements should be read in their historical context. Accordingly, this Amended Report should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

Effects of the Restatement of Consolidated Cash Flow

The following tables provide a summary of the selected line items on the Company’s Condensed Consolidated Statement of Cash Flows for the periods ended June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012 affected by this restatement. This restatement had no impact on the reported net increase (decrease) in cash and cash equivalents during the applicable period.  Likewise, this restatement had no impact on the Condensed Consolidated Balance Sheets, Consolidated Statements of Operations or Statements of Comprehensive Income (Loss) for the applicable periods.

	(unaudited)			(unaudited)
	Six Months Ended			Nine Months Ended			Year Ended
	June 30, 2011			September 30, 2011			December 31, 2011
	As Previously			As Previously			As Previously
($ in thousands)	Reported	Correction	As Restated	Reported	Correction	As Restated	Reported	Correction	As Restated

Net cash provided by (used in) operating activites	$2,524	$(739)	$1,785	$4,611	$(3,134)	$1,477	$7,582	$(5,702)	$1,880

Net cash provided by (used in) investing activites	$(1,633)	$739	$(894)	$(9,835)	$3,134	$(6,701)	$(10,723)	$5,702	$(5,021)

	(unaudited)			(unaudited)			(unaudited)
	Three Months Ended			Six Months Ended			Nine Months Ended			Year Ended
	March 31, 2012			June 30, 2012			September 30, 2012			December 31, 2012
	As Previously			As Previously			As Previously			As Previously
($ in thousands)	Reported	Correction	As Restated	Reported	Correction	As Restated	Reported	Correction	As Restated	Reported	Correction	As Restated

Net cash provided by (used in) operating activites	$349	$(1,826)	$(1,477)	$1,166	$(3,363)	$(2,197)	$3,759	$(4,968)	$(1,209)	$4,127	$(6,710)	$(2,583)

Net cash provided by (used in) investing activites	$(476)	$1,826	$1,350	$(1,904)	$3,363	$1,459	$(3,794)	$4,968	$1,174	$(4,472)	$6,710	$2,238

Deferred Tax Restatement

On March 12, 2013, the Audit Committee of our Board of Directors, in consultation with management, determined that our consolidated balance sheets as of December 31, 2010 and 2011 and consolidated statements of shareholders equity as of December 31, 2009, 2010 and 2011 contained in our annual reports on Form 10-K for the years ended December 31, 2011 and our quarterly reports on Form 10-Q for the first, second and third quarters of 2011 and the first, second and third quarters of 2012 should be restated due to a change in the calculation of the deferred income taxes related to the temporary difference of accumulated depreciation of fixed assets.

The correction of our deferred income taxes resulted in a restatement of our financial statements.  (See note 1 in our Notes to Consolidated Financial Statements).

Effects of the Restatement of Deferred Income Taxes

The following table provides a summary of selected line items from our consolidated balance sheets as of December 31, 2009, 2010 and 2011 affected by this restatement. There was no impact to our consolidated statements of operations or cash flows included in this annual report on Form 10-K/A from our restatement.  Furthermore, our statement of shareholders’ equity was restated for December 31, 2009, 2010 and 2011 for the retained earnings balance.

	December 31, 2011	December 31, 2010	December 31, 2009
		($ in thousands)
As previously reported:
Long-term deferred income tax liability	$1,358	$1,941	$3,601
Retained earnings	$30,641	$39,356	$41,729

As reststated:
Long-term deferred income tax liability	$2,635	$3,218	$4,878
Retained earnings	$29,364	$38,079	$40,452

Name Change

On May 16, 2013, as part of our annual shareholders meeting, our shareholders approved a proposal to amend our certificate of incorporation to change our name from Warwick Valley Telephone Company to Alteva, Inc.  As a result, our name is now Alteva, Inc. and we have changed the names of our subsidiaries to reflect our new name.  In this Amended Report we have not changed any references to our name or the name of our subsidiaries, other than on the cover page and signature page of this Amended Report.

Part I.

Item 1.  BUSINESS.

Certain statements contained in this Form 10-K/A, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; our ability to continue to pay dividends at our current level; our ability to successfully integrate Alteva; goodwill and long-lived asset impairment; changes in the Orange County-Poughkeepsie Limited Partnership (“O-P”) distributions; risks associated with the exercise of our option to sell our O-P interest back to Verizon; demographic changes; management turnover; technological changes and changes in consumer demand; existing governmental regulations and changes in or our failure to comply with, governmental regulations; legislative proposals relating to the businesses in which we operate; changes to the USF; risks associated with our unfunded pension liability; competition; the loss of any significant ability to attract and retain highly skilled personnel and any other factors that are described in “Risk Factors.” Given these uncertainties, current and prospective investors should be cautioned regarding reliance on such forward-looking statements.  Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

GENERAL

Warwick Valley Telephone Company, which is currently doing business as Alteva (“Alteva,” the “Company,” “we,” “our” or “us”) was incorporated in New York on January 16, 1902 and is qualified to do business as a foreign corporation in various states. Unless otherwise indicated or unless the context requires otherwise, all references in this Annual Report to the Company, we, our or us, means the Company and its wholly-owned subsidiaries.  Our executive offices are located at 47 Main Street, Warwick, New York 10990 and our telephone number is 845-986-8080.  We also maintain offices in Philadelphia, Pennsylvania and Syracuse, New York.

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

The UC market is also becoming increasingly competitive as large and small providers grow more sophisticated in their UC product offerings.  We cannot predict the number of competitors that will ultimately emerge, but increased competition from existing and new entities could have an adverse effect on our business.  In our Telephone segment, we historically faced little competition in our markets.  As a direct result of deregulation, we now face direct competition in our traditional ILEC territories by CLEC operations and other providers of telecommunications services that offer comparable voice, video and data products.  The primary competitor in our market has brand recognition and financial, personnel, marketing and other resources that are significantly greater than ours.  In addition, consolidations and strategic alliances within the telecommunications industry, as well as ongoing technological innovation, are likely to increase competition in our market. With increased substitution of wireless for landline services, wireless carriers are now competing aggressively for our voice customers.

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

We have identified material weaknesses in our internal control over financial reporting in connection with the restatement of previously issued financial statements.  These material weaknesses have not been fully remediated and we can provide no assurance that further material weaknesses will not be identified in the future.

Effective disclosure controls and procedures and internal controls are necessary for us to provide reliable financial reports and effectively prevent or detect fraud. In connection with the restatements of our previously issued financial statements and the related reassessments of our internal control over financial reporting with respect to our deferred income taxes and reporting of distributions in excess of income from equity investments on our Statements of Cash Flows, management concluded that as of December 31, 2012, our disclosure controls and procedures were not effective and that we had material weaknesses in our internal control over financial reporting. We have begun to implement remedial measures to address these material weaknesses, but we can provide no assurance that these measures will adequately remediate the material weaknesses.  Should we identify any other material weakness, such weakness could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet the reporting requirements under the securities laws in a timely manner. These effects could in turn adversely affect the trading price of our common stock and could result in a material misstatement of our financial position or results of operations and require additional restatements of our financial statements.

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

We have restated previously issued financial statements as set forth in this annual report on Form 10-K/A.  We can provide no assurance that we will not be required to further restate our financial statements and amendments to this report or prior annual reports and quarterly reports. Further restatement and any associated delays in filing our required reports, could cause us to not qualify for continued listing on the NYSE MKT, which would have an adverse impact on the price of our common stock.

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

Part II.

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE MKT under the symbol ALTV.  Prior to November 2012, we were listed on NASDAQ under the symbol WWVY. As of March 14, 2013, we had 602 common shareholders of record.

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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatements of Consolidated Financial Statements

Restatement of Distributions in Excess of Income from Equity Investments

We are restating certain of our previously issued financial statements to reflect changes in our presentation of distributions in excess of income from equity investments.  The effects of these restatements are described in greater detail below.  We are restating our financial statements for the years ended December 31, 2012 and 2011 and quarters ended June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012 (“Amended Report”) because of changes in the presentation of the statements of cash flows.  We previously presented distributions in excess of income from equity investments as cash flows from operating activities and we are now presenting these distributions as cash flows from investing activities.  This restatement had no impact on the reported net increase (decrease) in cash and cash equivalents during the applicable periods. Likewise, this restatement had no impact on our Consolidated Statements of Operations, Statements of Comprehensive Income (Loss), Balance Sheets or Statements of Shareholders’ Equity for the applicable periods.  For additional background on the restatement, please see Note 1 in “Part II. Item 8. Financial Statements and Supplementary Data — Notes to Financial Statements” and “Part II. Item 9A. Controls and Procedures.”

Effects of the Restatement of Consolidated Cash Flow

The following tables provide a summary of the selected line items on the Company’s Condensed Consolidated Statement of Cash Flows for the periods ended June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, September 30, 2012, and December 31, 2012 affected by this restatement. This restatement had no impact on the reported net increase (decrease) in cash and cash equivalents during the applicable period.  Likewise, this restatement had no impact on the Condensed Consolidated Balance Sheets, Consolidated Statements of Operations or Statements of Comprehensive Income (Loss) for the applicable periods.

	(unaudited)			(unaudited)
	Six Months Ended			Nine Months Ended			Year Ended
	June 30, 2011			September 30, 2011			December 31, 2011
	As Previously			As Previously			As Previously
($ in thousands)	Reported	Correction	As Restated	Reported	Correction	As Restated	Reported	Correction	As Restated

Net cash provided by (used in) operating activites	$2,524	$(739)	$1,785	$4,611	$(3,134)	$1,477	$7,582	$(5,702)	$1,880

Net cash provided by (used in) investing activites	$(1,633)	$739	$(894)	$(9,835)	$3,134	$(6,701)	$(10,723)	$5,702	$(5,021)

	(unaudited)			(unaudited)			(unaudited)
	Three Months Ended			Six Months Ended			Nine Months Ended			Year Ended
	March 31, 2012			June 30, 2012			September 30, 2012			December 31, 2012
	As Previously			As Previously			As Previously			As Previously
($ in thousands)	Reported	Correction	As Restated	Reported	Correction	As Restated	Reported	Correction	As Restated	Reported	Correction	As Restated
Net cash provided by (used in) operating activites	$349	$(1,826)	$(1,477)	$1,166	$(3,363)	$(2,197)	$3,759	$(4,968)	$(1,209)	$4,127	$(6,710)	$(2,583)

Net cash provided by (used in) investing activites	$(476)	$1,826	$1,350	$(1,904)	$3,363	$1,459	$(3,794)	$4,968	$1,174	$(4,472)	$6,710	$2,238

Deferred Tax Restatement

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

Effects of the Restatement of Deferred Income Taxes

The following table provides a summary of selected line items from our consolidated balance sheets as of December 31, 2009, 2010 and 2011 affected by this restatement. There was no impact to our consolidated statements of operations or cash flows included in this annual report on Form 10-K/A from our restatement.  Furthermore, our statement of shareholders’ equity was restated for December 31, 2009, 2010 and 2011 for the retained earnings balance.

	December 31, 2011	December 31, 2010	December 31, 2009
		($ in thousands)
As previously reported:
Long-term deferred income tax liability	$1,358	$1,941	$3,601
Retained earnings	$30,641	$39,356	$41,729

As reststated:
Long-term deferred income tax liability	$2,635	$3,218	$4,878
Retained earnings	$29,364	$38,079	$40,452

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K/A, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; our ability to continue to pay dividends at our current level; our ability to successfully integrate Alteva; goodwill and long-lived asset impairment; changes in the Orange County-Poughkeepsie Limited Partnership (“O-P”) distributions; risks associated with the exercise of our option to sell our O-P interest back to Verizon; demographic changes; management turnover; technological changes and changes in consumer demand; existing governmental regulations and changes in or our failure to comply with, governmental regulations; legislative proposals relating to the businesses in which we operate; changes to the USF; risks associated with our unfunded pension liability; competition; the loss of any significant ability to attract and retain highly skilled personnel and any other factors that are described in “Risk Factors.” Given these uncertainties, current and prospective investors should be cautioned regarding reliance on such forward-looking statements.  Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

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

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K/A.

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

Revenues for our UC segment increased $5.2 million, or 62% from $8.4 million from the year ended December 31, 2011 to $13.6 million for the year ended December 31, 2012. This increase was primarily due to an increase in hosted services revenue of $6.4 million, which includes VoIP usage, data and equipment. The increase in hosted services revenue was primarily the result of the operations associated with the Alteva acquisition.  This increase was partially offset by the decrease in wholesale carrier services of $1.3 million, or 66%, resulting from our decision during 2012 to move away from this line of business due to lower margins, which led to lower usage from wholesale customers.

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

OTHER INCOME (EXPENSE)

2012 Compared to 2011

Total other income (expense) for the year ended December 31, 2012 increased $2.5 million or 32% to $10.3 million from $7.8 million in the same period 2011. This is due to O-P distributions in excess of our proportionate share of the O-P’s income being recorded as other income as opposed to be being applied to our investment.  Our guaranteed payments under the 4G Agreement were first recorded as a return of capital and were not recorded on our statement of operations until all of our capital was returned and our O-P partnership capital account was at zero, which occurred during the quarter ended June 30, 2012.  All distributions we received from the O-P after June 30, 2012 were recorded as income. For more information on the 4G Agreement and the accounting treatment of the distributions we received from the O-P, see Note 12 to our consolidated financial statements. This increase was partially offset by the payment to certain members of Alteva LLC. which was recorded as an expense of $0.5 million, see Note 3 to our consolidated financial statements.

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

Our source of funds continues to be primarily generated from cash distributions from the O-P which differs from the income from equity method investments reported in our statement of operations as described above. Pursuant to the terms of the 4G Agreement, we received cash distributions of $13.6 million and $13.0 in 2011 and 2012, respectively, and are guaranteed to receive cash distributions from the O-P of $13.0 million for 2013. Cash from the O-P was used to fund the operations of the Company.

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

CASH FROM OPERATING ACTIVITIES (AS RESTATED)

Pursuant to the 4G Agreement, we received cash distributions from the O-P of $13.0 million and $13.6 million during the years ended December 31, 2012 and 2011, respectively.  The amount of the cash distributions we received from the O-P in excess of our proportionate share of the O-P’s income for the years ended December 31, 2012 and 2011 are included in cash from investing activities, as described in greater detail below.

During the year ended December 31, 2012, we used $2.6 million in operating activities compared with $1.9 million provided by operating activities during the year ended December 31, 2011.  The reduced operating cash flow was partially attributable to the decline in the O-P’s income, although our cash distributions from the O-P remained unchanged.  Cash flows from operations included $6.3 million and $7.9 million of distributions from the O-P that represented our proportionate share of the O-P’s income for the years ended December 31, 2012 and 2011.  Besides the decline in our proportionate share of the O-P’s income, our increased operating losses reduced our cash flows from operations during the year ended December 31, 2012.

CASH FROM INVESTING ACTIVITIES (AS RESTATED)

Cash flows from investing activities included $6.7 million and $5.7 million of distributions we received from the O-P in excess of our proportionate share of the O-P’s income for the years ended December 31, 2012 and 2011, respectively.  Capital expenditures totaled $4.0 million during the year December 31, 2012 as compared to $2.4 million for the corresponding period in 2011. The increase in capital expenditures was primarily a result of $1.5 million capital expenditures related to the build out of Alteva’s innovation center and the UC headquarters in Philadelphia, Pennsylvania during 2012, as well as $1.0 million in capital expenditures related to expanding our VoIP and circuit equipment. Intangible asset expenditures totaled $0.7 million during the year December 31, 2012 compared to $0.5 million for the corresponding period in 2011. The increase was primarily due to the purchase of additional seat licenses.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

A summary of our material contractual obligations and commitments as of December 31, 2012 is presented below:

	Payments Due by Period
	Less			More
	than	1 - 3	3 - 5	than
($ in thousands)	1 Year	Years	Years	5 Years	Total

Notes payable (a)	$—	14,095	—	—	$14,095
Interest expense (a)	195	—	—	—	195
Operating leases (b)	323	360	264	163	1,110
Other long-term obligations (c)	1,089	—	—	—	1,089
Total contractual obligations and commitments	$1,607	$14,455	$264	$163	$16,489

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

The Company did not maintain effective controls over the disclosure process.  Specifically, the controls over the reporting and disclosure of distributions in excess of income from equity investments were not effective.  This control deficiency resulted in the misstatement of disclosures and in the restatement of the Company’s 2012 and 2011 annual consolidated financial statements.

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

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2012, 2011 and 2010 consolidated financial statements.

As discussed in Note 4 to the consolidated financial statements, the Company has retrospectively adopted new accounting guidance issued by the Financial Accounting Standards Board related to the presentation of comprehensive income (loss).

/s/ WithumSmith+Brown, PC
Princeton, New Jersey
March 18, 2013, except for Note 1, paragraphs 1 and 2, which are dated August 7, 2013

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

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	(as restated)	(as restated)
	($ in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,452)	$(2,921)	$2,852
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,476	5,266	5,780
Allowance for uncollectibles	(121)	409	(5)
Write off obsolete inventory	216	—	—
Stock based compensation expense	867	960	341
Deferred income taxes	(3,949)	214	(1,859)
Non cash interest and finance expenses	103	—	—
Impairment loss on fixed assets	8,883	—	2,283
Distribution in excess of income from equity investments included in net income (loss)	(4,731)	—	(12)
Change in fair value of derivative liability	(131)	15	—
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	(482)	113	213
Other accounts receivable	(13)	(80)	66
Materials and supplies	104	154	2
Prepaid income taxes	1,493	(2,715)	674
Prepaid expenses	(414)	(123)	(91)
Other assets	(216)	(103)	(45)
Accounts payable	(829)	379	141
Advance billing and payment	(23)	(7)	64
Accrued taxes	98	(520)	792
Pension and post retirement benefit obligations	177	(13)	127
Other accrued expenses	361	852	850
Net cash provided by (used in) operating activities	(2,583)	1,880	12,173
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(4,031)	(2,397)	(1,373)
Purchase of intangible assets	(700)	(484)	(63)
Sales of short-term investments	259	2,408	1,002
Purchase of short-term investments	—	—	(3,432)
Distribution in excess of income from equity investments	6,710	5,702	—
Business acquisition, net of cash acquired	—	(10,250)	—
Net cash provided by (used in) investing activities	2,238	(5,021)	(3,866)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	8,463	—	—
Proceeds from short-term borrowings	—	9,000	—
Repayment of long-term debt and short-term borrowings	(1,139)	(4,919)	(1,519)
Payments of amount due in connection with business acquisition	(2,924)	(478)	—
Repayment of capital leases	—	(671)	—
Dividends (Common and Preferred)	(6,284)	(5,794)	(5,225)
Exercise of stock options	—	—	50
Purchase of treasury stock	(547)	(321)	—
Net cash used in financing activities	(2,431)	(3,183)	(6,694)
Net increase (decrease) in cash and cash equivalents	(2,776)	(6,324)	1,613
Cash and cash equivalents at beginning of year	4,575	10,899	9,286
Cash and cash equivalents at end of year	$1,799	$4,575	$10,899
Supplemental disclosure of cash flow information:
Interest paid	$343	$64	$110
Income taxes paid	$21	$2,325	$2,025

Supplemental disclosure of non-cash investing and financing activities:
Non-cash consideration used in business acquisition	$—	$7,568	$—
Treasury stock acquired in connection with cashless exercise of stock options	$677	$1,171	$—
Reclassification of puttable common stock to equity	$4,125	$—	$—
Capitalization of loan financial costs	$63	$—	$—

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

									Accumulated
	Treasury		Preferred		Common		Additional		Other
	Stock		Stock		Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
	($ in thousands, except share and per share amounts)
Balance, December 31, 2009 (as previously reported)	633,683	$(4,748)	5,000	$500	6,013,421	$60	$3,650	$41,729	$(3,286)	$37,905
Adjustment, correction of accounting error								(1,277)		(1,277)
Balance, December 31, 2009 (as restated)	633,683	(4,748)	5,000	500	6,013,421	60	3,650	40,452	(3,286)	36,628
Net income for the year								2,852		2,852
Change in pension and postretirement benefit plans and unrealized losses on short- term investments, net									502	502
Stock options and restricted stock issued to employees as compensation							341			341
Restricted stock issued to employees					34,654
Treasury stock purchased	1,506	(22)								(22)
Stock options exercised					6,666		72			72
Dividends:
Common ($0.96 per share)								(5,200)		(5,200)
Preferred ($5.00 per share)								(25)		(25)

Balance, December 31, 2010 (as restated)	635,189	(4,770)	5,000	500	6,054,741	60	4,063	38,079	(2,784)	35,148
Net loss for the year								(2,921)		(2,921)
Change in pension and postretirement benefit plans and unrealized losses on short-term investments, net									(2,195)	(2,195)
Stock options and restricted stock issued to employees as compensation							960			960
Restricted stock issued to employees					59,779	1				1
Tax benefit for the exercise of stock options							31			31
Treasury stock purchased	100,202	(1,492)								(1,492)
Stock options exercised					103,319	1	1,137			1,138
Dividends:
Common ($1.04 per share)								(5,769)		(5,769)
Preferred ($5.00 per share)								(25)		(25)

Balance, December 31, 2011 (as restated)	735,391	(6,262)	5,000	500	6,217,839	62	6,191	29,364	(4,979)	24,876
Net loss for the year								(9,452)		(9,452)
Change in pension and postretirement benefit plans									980	980
Stock options and restricted stock issued to employees as compensation							867			867
Restricted stock issued to employees					40,614	1				1
Tax benefit for the exercise of stock options							(31)			(31)
Treasury stock purchased	82,309	(1,224)								(1,224)
Stock options exercised					45,610	1	676			677
Reclassification of puttable common stock					272,479	2	4,123			4,125
Dividends:
Common ($1.08 per share)								(6,259)		(6,259)
Preferred ($5.00 per share)								(25)		(25)
Balance, December 31, 2012	817,700	$(7,486)	5,000	$500	6,576,542	$66	$11,826	$13,628	$(3,999)	$14,535

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Restatement of Consolidated Cash Flows

On May 10, 2013, the Audit Committee of the Board of Directors, of Warwick Valley Telephone Company, which, on that date, was doing business as Alteva (“Alteva” or the “Company”) in consultation with management, determined that the Company’s Consolidated Statements of Cash Flows in the consolidated financial statements for the fiscal years ended December 31, 2011 and 2012, and the Condensed Consolidated Statements of Cash Flows for the fiscal quarters ended June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, should be restated for a change in the classification of the distribution from an equity investment.  Specifically, the Company previously presented distributions in excess of income from equity investments as cash flows from operating activities and is now presenting these distributions as cash flows from investing activities.

Effects of the Restatement

The statements of cash flows for the years ended December 31, 2012 and 2011 have been restated in this Amended Report. The following tables provide a summary of the selected line items on the Company’s Condensed Consolidated Statement of Cash Flows for the periods ended June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012, and September 30, 2012 affected by this restatement. This restatement had no impact on the reported net increase (decrease) in cash and cash equivalents during the applicable period.  Likewise, this restatement had no impact on the Condensed Consolidated Balance Sheets, Consolidated Statements of Operations or Statements of Comprehensive Income (Loss) for the applicable periods.

	(unaudited)			(unaudited)
	Six Months Ended			Nine Months Ended
	June 30, 2011			September 30, 2011
($ in thousands)
	As Previously			As Previously
	Reported	Correction	As Restated	Reported	Correction	As Restated

Net cash provided by (used in) operating activites	$2,524	$(739)	$1,785	$4,611	$(3,134)	$1,477

Net cash provided by (used in) investing activites	$(1,633)	$739	$(894)	$(9,835)	$3,134	$(6,701)

	(unaudited)			(unaudited)			(unaudited)
	Three Months Ended			Six Months Ended			Nine Months Ended
	March 31, 2012			June 30, 2012			September 30, 2012
($ in thousands)
	As Previously			As Previously			As Previously
	Reported	Correction	As Restated	Reported	Correction	As Restated	Reported	Correction	As Restated

Net cash provided by (used in) operating activites	$349	$(1,826)	$(1,477)	$1,166	$(3,363)	$(2,197)	$3,759	$(4,968)	$(1,209)

Net cash provided by (used in) investing activites	$(476)	$1,826	$1,350	$(1,904)	$3,363	$1,459	$(3,794)	$4,968	$1,174

Restatement of Deferred Income Taxes

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

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effects of the Restatement

The following table provides a summary of selected line items from our consolidated balance sheets as of December 31, 2011 and 2010 affected by this restatement. There was no impact to our consolidated statements of operations or cash flows included in this annual report on Form 10-K/A from our restatement.  Furthermore, our statement of shareholders’ equity was restated for December 31, 2009, 2010 and 2011 for the retained earnings balance.

	December 31, 2009
	($ in thousands)
	As Previously	Correction of
	Reported	Deferred Tax	As Restated

Long-term deferred income taxes	$3,601	$1,277	$4,878
Total liabilities	$18,661	$1,277	$19,938

Retained earnings	$41,729	$(1,277)	$40,452
Total shareholders’ equity	$37,905	$(1,277)	$36,628

	(unaudited)			(unaudited)			(unaudited)
	March 31, 2010			June 30, 2010			September 30, 2010			December 31, 2010
	($ in thousands)
	As Previously	Correction of		As Previously	Correction of		As Previously	Correction of		As Previously	Correction of
	Reported	Deferred Tax	As Restated	Reported	Deferred Tax	As Restated	Reported	Deferred Tax	As Restated	Reported	Deferred Tax	As Restated

Long-term deferred income taxes	$3,650	$1,277	$4,927	$3,820	$1,277	$5,097	$3,925	$1,277	$5,202	$1,941	$1,277	$3,218
Total liabilities	$18,367	$1,277	$19,644	$17,817	$1,277	$19,094	$17,941	$1,277	$19,218	$16,650	$1,277	$17,927

Retained earnings	$41,370	$(1,277)	$40,093	$40,941	$(1,277)	$39,664	$40,901	$(1,277)	$39,624	$39,356	$(1,277)	$38,079
Total shareholders’ equity	$37,720	$(1,277)	$36,443	$37,429	$(1,277)	$36,152	$37,690	$(1,277)	$36,413	$36,425	$(1,277)	$35,148

	(unaudited)			(unaudited)			(unaudited)
	March 31, 2011			June 30, 2011			September 30, 2011			December 31, 2011
	($ in thousands)
	As Previously	Correction of		As Previously	Correction of		As Previously	Correction of		As Previously	Correction of
	Reported	Deferred Tax	As Restated	Reported	Deferred Tax	As Restated	Reported	Deferred Tax	As Restated	Reported	Deferred Tax	As Restated

Long-term deferred income taxes	$1,999	$1,277	$3,276	$2,050	$1,277	$3,327	$2,412	$1,277	$3,689	$1,358	$1,277	$2,635
Total liabilities	$14,860	$1,277	$16,137	$14,561	$1,277	$15,838	$31,672	$1,277	$32,949	$27,638	$1,277	$28,915

Retained earnings	$38,800	$(1,277)	$37,523	$37,128	$(1,277)	$35,851	$34,008	$(1,277)	$32,731	$30,641	$(1,277)	$29,364
Total shareholders’ equity	$35,919	$(1,277)	$34,642	$34,684	$(1,277)	$33,407	$31,883	$(1,277)	$30,606	$26,153	$(1,277)	$24,876

	(unaudited)			(unaudited)			(unaudited)
	March 31, 2012			June 30, 2012			September 30, 2012
	($ in thousands)
	As Previously	Correction of		As Previously	Correction of		As Previously	Correction of
	Reported	Deferred Tax	As Restated	Reported	Deferred Tax	As Restated	Reported	Deferred Tax	As Restated

Long-term deferred income taxes	$1,431	$1,277	$2,708	$1,503	$1,277	$2,780	$1,575	$1,277	$2,852
Total liabilities	$26,427	$1,277	$27,704	$27,555	$1,277	$28,832	$30,515	$1,277	$31,792

Retained earnings	$27,833	$(1,277)	$26,556	$26,034	$(1,277)	$24,757	$23,544	$(1,277)	$22,267
Total shareholders’ equity	$23,617	$(1,277)	$22,340	$22,093	$(1,277)	$20,816	$23,781	$(1,277)	$22,504

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equipment sales associated with the sale of phones is recognized when the products are delivered to and accepted by the customer, as it is considered a separate earnings process. Implementation charges related to equipment are recognized when service is rendered and activation charges, along with associated costs, up to but not exceeding these fees, are deferred and recognized over estimated life of the customer.

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

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Future amortization expense is expected to be recorded as follows:

Amount
Year	($ in thousands)
2013	$1,244
2014	1,208
2015	1,191
2016	1,132
2017	914

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

Correction of our deferred taxes resulted in a restatement of our financial statements for the periods including and prior to the nine months ended September 30, 2012 as contained in this annual report on Form 10-K/A. The total adjustment through December 31, 2012 relating to the correction of the deferred income taxes was a reduction in deferred tax assets and retained earnings of $1.3 million.

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

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and  liabilities consist of the following:

	At December 31,
($ in thousands)	2012	2011
		(restated)
Deferred income tax assets:
Employee pensions and other benefits	$3,285	$3,823
State net operating loss carryforwards	1,231	687
Accrued liabilities	—	322
Other	405	564
Total deferred income tax assets	4,921	5,396

Valuation allowance	(1,271)	(693)

Deferred income tax liabilities:
Property, plant and equipment	2,536	6,020
Other	(28)	913
Total deferred income tax liabilities	2,508	6,933
Net deferred income tax assets (liabilities)	$1,142	$(2,230)

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

WARWICK VALLEY TELEPHONE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15:  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company has two defined benefit pension plans covering certain management and non-management employees who reached at least 21 years of age and have completed one year of service before the plan was frozen with respect to benefit accruals and new eligibility.  The non-management plan was frozen as of May 1, 2003 and the management plan was frozen as of March 1, 2005.  For an eligible employee, benefits are based on years of service and the average of the employee’s three highest consecutive years’ of base compensation for years prior to the date on which the plan was frozen.  The Company’s policy is to fund the minimum required contribution disregarding any credit balance arising from excess amounts contributed in the past.

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

Restricted Stock Awards

The following table summarizes the restricted stock granted to certain eligible participants for the years ended December 31, 2012, 2011 and 2010:

Restricted stock granted	2012	2011	2010

Shares	46,281	61,636	35,004

Grant date weighted average fair value per share	$13.92	$14.62	$13.22

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

Correction of our presentation of distributions in excess of income from equity investments resulted in a restatement of our financial statements for these periods including and prior to the year ended December 31, 2012 as contained in this Amended Report on Form 10-K/A.

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

Correction of our non-current deferred income taxes resulted in a restatement of our financial statements for the periods including and prior to the nine months ended September 30, 2012 as contained in this annual report on Form 10-K/A. The total adjustment through December 31, 2012 relating to the correction of the deferred income taxes was an increase in non-current deferred tax liability and a reduction in retained earnings of $1.3 million.

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

As of December 31, 2012, our management carried out an assessment, under the supervision of and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  As a result of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012 because of the material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting” below.

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

We did not maintain effective controls over our disclosure process. Specifically, our controls over the disclosure of our distributions in excess of income from our equity investment were not effective. This control deficiency resulted in the misstatement of disclosures and in the restatement of our consolidated cash flows for the fiscal years ended December 31, 2011 and 2012, and the second and third quarters of 2011, and the first, second and third quarters of 2012.  Accordingly, we determined that this control deficiency constituted a material weakness at December 31, 2012.

We also did not maintain effective controls over the accuracy and valuation of the accounting for and disclosure of income taxes. Specifically, our controls over the reconciliation of our deferred income taxes were not effective. This control deficiency resulted in the misstatement of deferred income taxes and disclosures, and in the restatement of our consolidated financial statements for 2011 and 2010, the first, second and third quarters in 2012, 2011 and 2010 and the Company’s consolidated balance sheet for the fourth quarter of 2009.   Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that this control deficiency constituted a material weakness at December 31, 2012.

As a result of the material weaknesses described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2012 based on the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The effectiveness of internal control over financial reporting as of December 31, 2012 has been audited by WithumSmith+Brown, PC, our independent registered public accounting firm, as stated in their report which is included herein.

Plan for Remediation of Material Weaknesses

We have already begun the remediation process for the material weaknesses identified by performing additional reviews and have added additional resources with technical backgrounds to the financial reporting function.

We performed a multi-year reconciliation of the related deferred income tax accounts and we plan to enhance our review process for income taxes through the addition of incremental internal resources and recent organizational changes.

During second quarter of 2013, we addressed the material weakness relating to our reporting of the cash we receive from the O-P, by working with our internal and external resources to enhance the process around the identification, evaluation, review and reporting of our distributions from the O-P as well as added additional reviews and have added additional personnel and consultants with technical backgrounds to the financial reporting function.

Management believes that the new review processes in conjunction with recent organizational changes will remediate the identified control deficiencies.

Changes in Internal Control over Financial Reporting

Other than as discussed above under “Plan for Remediation of Material Weaknesses,” there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders,

Warwick Valley Telephone Company:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 18, 2013, except for note 1, paragraphs 1 and 2, which are dated August 7, 2013 appearing in the 2012 Annual Report on Form 10-K of Warwick Valley Telephone Company also included an audit of the financial statement schedule listed in Item 15 of this Annual Report on Form 10-K for the year ended December 31, 2012.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ WithumSmith+Brown, PC
Princeton, New Jersey
March 18, 2013, except for note 1, paragraphs 1 and 2, which are dated August 7, 2013

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

ALTEVA, INC.

/s/ Brian H. Callahan
By:	Brian H. Callahan
Executive Vice President, Chief Financial Officer and Treasurer

Dated: August 7, 2013

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

	†10.17	Amended and Restated Promissory Note in the amount of $10,000,000 dated October 31, 2012 from the Company to CoBank, ACB.

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

(21)	Subsidiaries of the registrant

†	21.1	Subsidiaries of the registrant

(23)	Consents of experts and counsel

**	23.1	Consent of WithumSmith+Brown, PC

**	23.2	Consent of Deloitte & Touche LLP

(31)	Rule 13a-14(a)/15d-14(a) Certifications

**	31.1	Rule 13a-14(a)/15d-14(a) Certification of David J. Cuthbert, President and Chief Executive Officer

**	31.2	Rule 13a-14(a)/15d-14(a) Certification of Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer

(32)	Section 1350 Certifications

**	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of David J. Cuthbert, President and Chief Executive Officer

**	32.2

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

#                 Management contract or compensatory plan or arrangement

†                 Exhibit incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2012.

**          Exhibit filed with this amendment No. 1 to this Annual Report on Form 10-K/A

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