Form 10-Q
period 2013-06-30
ALTEVA, INC.
filed 2013-08-09
CIK 104777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 000-35724

Alteva, Inc.

(Exact name of registrant as specified in its charter)

New York	14-1160510
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

401 Market Street
Philadelphia, Pennsylvania	19106
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone, including area code: (877) 258-3722

Warwick Valley Telephone Company, 47 Main Street, Warwick, New York 10990

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

The number of shares of Alteva, Inc. common stock outstanding as of July 29, 2013 was 6,146,006.

Part I — Financial Information

Item 1.  Financial Statements

ALTEVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$790	$1,799
Accounts receivable, net of allowance for uncollectibles - $463 and $638, respectively	2,892	3,320
Prepaid income taxes	1,667	1,222
Deferred income taxes, current portion	268	268
Other current assets	1,682	1,844
Total current assets	7,299	8,453

Property, plant and equipment, net	15,535	16,446
Seat licenses, net	1,727	1,514
Intangible assets, net	6,256	6,617
Goodwill	9,121	9,121
Deferred income taxes	771	874
Other assets	613	420

Total assets	$41,322	$43,445

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$14,764	$—
Accounts payable	1,139	886
Advance billing and payments	390	367
Accrued taxes	625	619
Pension and postretirement benefit obligations, current portion	1,089	1,089
Accrued wages	1,454	1,005
Other accrued expenses	2,629	2,754
Total current liabilities	22,090	6,720

Long-term debt	147	14,095
Pension and postretirement benefit obligations	7,929	8,095

Total liabilities	30,166	28,910

Commitments and contingencies

Shareholders’ equity
Preferred shares - $100 par value; authorized and issued shares of 5; $0.01 par value authorized and unissued shares of 10,000	500	500
Common stock - $0.01 par value; authorized shares of 10,000 issued 6,977 and 6,577 shares, respectively	70	66
Treasury stock - at cost, 830 and 818 shares, respectively of common stock	(7,612)	(7,486)
Additional paid-in capital	12,509	11,826
Accumulated other comprehensive loss	(3,813)	(3,999)
Retained earnings	9,502	13,628

Total shareholders’ equity	11,156	14,535

Total liabilities and shareholders’ equity	$41,322	$43,445

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Revenue
Unified Communications	$3,920	$3,252	$7,876	$6,526
Telephone	3,527	3,634	7,311	7,441
Total operating revenues	7,447	6,886	15,187	13,967

Operating expenses
Cost of services and products (exclusive of depreciation and amortization expense)	3,215	3,434	7,004	6,982
Selling, general and administrative expenses	6,329	5,603	13,681	11,011
Depreciation and amortization	961	1,296	1,963	2,575
Total operating expenses	10,505	10,333	22,648	20,568
Operating loss	(3,058)	(3,447)	(7,461)	(6,601)

Other income (expense)
Interest income (expense)	(178)	(112)	(414)	(169)
Income from equity method investment	3,250	3,096	6,500	4,521
Other income (expense), net	29	136	137	131
Total other income	3,101	3,120	6,223	4,483
Income (loss) before income taxes	43	(327)	(1,238)	(2,118)

Income tax expense (benefit)	3	(99)	(445)	(656)
Net income (loss)	40	(228)	(793)	(1,462)

Preferred dividends	7	7	13	13
Income (loss) applicable to common stock	$33	$(235)	$(806)	$(1,475)

Basic earnings (loss) per share	$0.01	$(0.04)	$(0.14)	$(0.26)
Basic earnings (loss) per puttable common share	$—	$(0.04)	$—	$(0.26)

Diluted earnings (loss) per share	$0.01	$(0.04)	$(0.14)	$(0.26)
Diluted earnings (loss) per puttable common share	$—	$(0.04)	$—	$(0.26)

Weighted average shares of common stock used to calculate earnings per share
Basic	5,775	5,731	5,760	5,723
Basic (puttable common)	—	272	—	272
Diluted	5,775	5,731	5,760	5,723
Diluted (puttable common)	—	272	—	272

Dividends declared per common share	$0.27	$0.27	$0.54	$0.54

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (loss)	$40	$(228)	$(793)	$(1,462)

Other comprehensive income (loss):
Pension and postretirement plans:
Amounts included in net periodic benefit costs:
Amortization of transition asset	—	8	—	14
Prior service cost	(68)	(68)	(137)	(137)
Amortization of actuarial gain (loss)	213	264	427	527

Income tax expense (benefit)	52	73	104	144

Other comprehensive loss arising during period, net of tax expense	93	131	186	260

Comprehensive income (loss)	$133	$(97)	$(607)	$(1,202)

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(793)	$(1,462)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,963	2,575
Write off of deferred financing fees	61	—
Allowance (recoveries) for uncollectibles	(175)	160
Write off obsolete inventory	92	—
Stock based compensation expense	687	398
Distribution in excess of income from equity investment included in net loss	(2,839)	(1,384)
Change in fair value of derivative liability	—	(65)
Changes in assets and liabilities:
Trade accounts receivable	603	(970)
Other current assets	(510)	(841)
Accounts payable	253	(121)
Other accruals and liabilitites	477	(487)

Net cash used in operating activities	(181)	(2,197)

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(414)	(1,499)
Acquired intangibles	(57)	—
Purchase of seat licenses	(333)	(405)
Distribution in excess of income from equity investment	2,839	3,363

Net cash provided by investing activities	2,035	1,459

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from borrowings	17,593	1,725
Repayment of borrowings	(16,878)	(759)
Payment of fees for acquisition of debt	(119)	—
Payment of amount due in connection with business acquisition	—	(118)
Purchase of treasury stock	(126)	(111)
Dividends (Common and Preferred)	(3,333)	(3,144)

Net cash used in financing activities	(2,863)	(2,407)

Net change in cash and cash equivalents	(1,009)	(3,145)

Cash and cash equivalents at beginning of period	1,799	4,575

Cash and cash equivalents at end of period	$790	$1,430

Supplemental disclosure of non-cash financing activities:
Capital lease obligations incurred for the acuisition of seat licenses	$101	$—
Treasury stock acquired in connection with cashless exercise of stock options	$—	$677

Please see the accompanying notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BUSINESS DESCRIPTION

Nature of Operations

Alteva, Inc., formerly Warwick Valley Telephone Company, (the “Company”) is a cloud-based communications company that provides Unified Communications (“UC”) solutions and enterprise hosted Voice over Internet Protocol (“VoIP”) and also operates as a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey. Unless otherwise indicated or unless the context requires, all references to the Company means the Company and its wholly-owned subsidiaries. The Company delivers cloud-based UC solutions including VoIP, Hosted Microsoft Communication Services (OCS and Lync), fixed mobile convergence and advanced voice applications for a broad customer base including, medium and large-sized businesses and enterprise business customers. The Company’s ILEC operations consist of providing local and toll telephone service to residential and business customers, Internet high-speed broadband service, and satellite television services provided by DIRECTV.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results and cash flows for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year.   The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2012.

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

Unified Communication

The Company’s UC services and solutions consist primarily of its hosted VoIP UC system, certain UC applications, and other professional services associated with installation and activation. Additionally, the Company offers customers the ability to purchase telephone equipment from the Company directly, or they can independently purchase such equipment.

Multiple-element arrangements primarily include the sale of telephone equipment, along with professional services associated with installation, activation and implementation services, as well as follow-on hosting services.  When a UC arrangement involves multiple elements, revenue is allocated to each respective element. In the event that the Company enters into a multiple element arrangement and there are undelivered elements as of the balance sheet date, the Company assesses whether the elements are separable and have determinable fair values in assessing the amount of revenue to record. Allocation of revenue to elements of the arrangement is based on fair value of the element being sold on a stand-alone basis. Telephone equipment meets the criteria to qualify as a separate unit of accounting. The Company utilizes third party list prices as evidence for stand-alone value for its equipment sales.

The Company bills a portion of its monthly recurring hosted service revenue a month in advance. Any amounts billed and collected, but for which the service is not yet delivered, are included in deferred revenue. These amounts are recognized as revenues only when the service is delivered.

Equipment sales associated with the sale of telephone equipment is recognized upon delivery to the customer in accordance with the applicable shipping terms, as it is considered a separate earnings process. Other upfront fees, not including equipment, along with associated costs, up to but not exceeding these fees, are deferred and recognized over the estimated life of the customer relationship.

ALTEVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Certain revenue from these pooling arrangements which includes Universal Service Funds (“USF”) and National Exchange Carrier Association (“NECA”) pool settlements, accounted for 5% and 8% of the Company’s consolidated revenues for the three months ended June 30, 2013 and 2012, respectively, and 6% and 8% of the Company’s consolidated revenues for the six months ended June 30, 2013 and 2012, respectively.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the net fair value of identifiable assets acquired and liabilities assumed.  Goodwill is not amortized, but rather is assessed for impairment at least annually.  The Company tests goodwill for impairment annually on October 1, or whenever events or circumstances indicate an impairment.  If it is determined that an impairment has occurred, the Company will record a write down of the carrying value and record the charge for the impairment as an operating expense in the period the determination is made.

The Unified Communications reporting unit includes $9.1 million of goodwill as of June 30, 2013, resulting from the Company’s acquisition of certain assets and certain liabilities of Alteva, LLC in 2011.  No events or circumstances occurred during the quarter ended June 30, 2013 that would have more likely than not reduced the fair value of this reporting unit below its carrying value.

Materials and Supplies

Material and supplies are carried at average cost and consisted of principally material and supply finished goods as of June 30, 2013 and December 31, 2012.  Material and supplies was approximately $0.4 million and $0.5 million as of June 30, 2013 and December 31, 2012, respectively, and is included in other current assets on the balance sheet.

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

Accounting Policies

There were no material changes to the Company’s other accounting policies as presented in Item 8 of the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2012.

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

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

ALTEVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for reporting periods beginning after December 15, 2012. The Company adopted this standard effective January 1, 2013 and it did not have a material impact on its disclosures or consolidated financial statements.

NOTE 4:  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock adjusted to include the effect of potentially dilutive securities.  Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and shares of unvested restricted stock.  Diluted earnings (loss) per share exclude all dilutive securities if their effect is anti-dilutive.

The Company’s restricted stock awards are considered “participating securities” because they contain non-forfeitable rights to dividends. Under the two-class method, earnings per share (“EPS”) is computed by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, earnings are allocated to both shares of common stock and participating securities based on their respective weighted-average shares outstanding for the period.

For the three months ended June 30, 2013, the Company analyzed its EPS using the two-class method and determined that EPS was the same for both the common stock and the participating securities during this period.

For the three months ended June 30, 2012 and for the six months ended June 30, 2013 and 2012, the Company experienced a net loss.  As a result, the effect of participating securities was excluded from the computation of basic and diluted EPS.  The net losses were not allocated because the restricted stockholders are not required to fund losses.

The weighted average number of shares of common stock used in basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,
(amounts in thousands, except for per share)	2013	2012
NUMERATOR:
Net income (loss) before participating securities	$33	$(235)
Less: income applicable to participating securities (1)	(2)	—
Net income (loss) applicable to common stockholders	$31	$(235)

DENOMINATOR:
Weighted average shares of common stock
used in basic earnings per share	5,775	5,459
Effects of puttable common stock (2)	—	272
Weighted average shares outstanding - Basic and Diluted (3)	5,775	5,731

EPS:
Net income (loss) per share - Basic and Diluted	$0.01	$(0.04)

(1)   For the three months ended June 30, 2013, the Company had 0.4 million nonvested restricted stock that are considered participating securities to which income is allocated.  For the three months ended June 30, 2012, the Company had 0.1 million nonvested participating securities.  As the participating securities do not participate in losses, there was no allocation of loss for the period.

(2)   Included in the weighted average shares — basic for 2012 were puttable common shares that arose from the Alteva, LLC acquisition in August 2011.  During the second half of 2012, all of the puttable shares were either exercised or the put option was terminated and are no longer outstanding.

ALTEVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)   For the three months ended June 30, 2013, 0.2 million potentially dilutive shares related to out of the money common stock options were excluded from EPS, as their effect was anti-dilutive.  For the three months ended June 30, 2012, 0.2 million potentially dilutive shares related to out of the money stock options were excluded from EPS as their effect was anti-dilutive.

	Six Months Ended June 30,
(amounts in thousands, except for per share)	2013	2012
NUMERATOR:
Net income (loss), before participating securities	$(806)	$(1,475)
Less: income applicable to participating securities	—	—
Net income (loss) applicable to common stockholders	$(806)	$(1,475)

DENOMINATOR:
Weighted average shares of common stock
used in basic earnings per share	5,760	5,451
Effects of puttable common stock (2)	—	272
Weighted average shares outstanding - Basic and Diluted (3)	5,760	5,723

EPS:
Net income (loss) per share - Basic and Dilutive	$(0.14)	$(0.26)

(1)   For the six months ended June 30, 2013 and 2012, the Company had 0.4 million and 0.1 million nonvested restricted stock that are considered participating securities to which income is allocated, respectively.  As the participating securities do not participate in losses, there was no allocation of loss for the periods.

(2)   Included in the weighted average shares — basic for 2012 were puttable common shares that arose from the Alteva, LLC acquisition in August 2011.  During the second half of 2012, all of the puttable shares were either exercised or the put option was terminated and are no longer outstanding.

(3)   Basic and diluted weighted average shares were the same for the six months ended June 30, 2013 and 2012 because the effects of the potentially dilutive securities were anti-dilutive and were excluded from the calculation.  Such securities included 0.2 million and 0.1 million common stock options at June 30, 2013 and June 30, 2012, respectively.

NOTE 5:  SEAT LICENSES AND OTHER INTANGIBLE ASSETS

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual value. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The components of seat licenses are as follows:

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of June 30, 2013
Seat licenses	5 years	$2,506	$(779)	$1,727

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of December 31, 2012
Seat licenses	5 years	$2,072	$(558)	$1,514

The components of other intangible assets are as follows:

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of June 30, 2013
Customer relationships	8 years	$5,400	$(1,293)	$4,107
Trade name	15 years	2,400	(307)	2,093
Domain name	15 years	58	(2)	56
Total		$7,858	$(1,602)	$6,256

ALTEVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of December 31, 2012
Customer relationships	8 years	$5,400	$(956)	$4,444
Trade name	15 years	2,400	(227)	2,173
Total		$7,800	$(1,183)	$6,617

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

The Telephone segment provides telecommunications services including local, network access, long distance services, wireless, broadband, satellite TV service and directory services.

The segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

Segment balance sheet information as of June 30, 2013 and December 31, 2012 is set forth below:

($ in thousands)	June 30, 2013	December 31, 2012
Segment assets
Unified Communications	$22,800	$23,500
Telephon	18,522	19,945
Total assets	$41,322	$43,445

Segment statement of operations information for the three months ended June 30, 2013 and 2012 is set forth below:

	For the three months ended
	June 30, 2013			June 30, 2012
	Unified Communications	Telephone	Consolidated	Unified Communications	Telephone	Consolidated

Operating Revenues	$3,920	$3,527	$7,447	$3,252	$3,634	$6,886

Operating Expenses
Cost of services and products	2,015	1,200	3,215	2,198	1,236	3,434
Selling, general and administrative expense	3,863	2,466	6,329	3,724	1,879	5,603
Depreciation and amortization	564	397	961	467	829	1,296
Total Operating Expenses	6,442	4,063	10,505	6,389	3,944	10,333

Operating Loss	$(2,522)	$(536)	$(3,058)	$(3,137)	$(310)	$(3,447)

Segment income statement information for the six months ended June 30, 2013 and 2012 is set forth below:

	For the six months ended
	June 30, 2013			June 30, 2012
	Unified Communications	Telephone	Consolidated	Unified Communications	Telephone	Consolidated

Operating Revenues	$7,876	$7,311	$15,187	$6,526	$7,441	$13,967

Operating Expenses
Cost of services and products	4,585	2,419	7,004	4,504	2,478	6,982
Selling, general and administrative expense	8,604	5,077	13,681	7,036	3,975	11,011
Depreciation and amortization	1,182	781	1,963	894	1,681	2,575
Total Operating Expenses	14,371	8,277	22,648	12,434	8,134	20,568

Operating Loss	(6,495)	(966)	(7,461)	(5,908)	(693)	(6,601)

ALTEVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: SEVERANCE

On March 5, 2013, the Company announced the termination of an employment agreement between the Company and Duane W. Albro (“Mr. Albro”), dated December 14, 2011 (the “Employment Agreement”), and the departure of Mr. Albro as Chief Executive Officer of the Company, effective immediately.

Under the terms of the separation agreement signed in May 2013, and consistent with the Employment Agreement, Mr. Albro received a lump-sum cash payment of $470,000, which represented one year’s annual salary and a lump-sum separation benefit, which was paid in the second quarter of 2013.  Also under the separation agreement, the Company accelerated the unvested portions of Mr. Albro’s equity based awards, which was accounted for as a forfeiture and issuance of new award equivalent to his unvested awards at his departure date.  The revaluation of the new awards, along with their immediate vesting, resulted in a nominal recognition of non-cash expense during the second quarter of 2013.

On May 21, 2013, the Company announced a reduction in workforce of its Warwick, New York facility of approximately 17% due to the decline in work associated with the Telephone segment.  Total expense recognized in selling general and administrative expenses during the second quarter of 2013 related to this reduction was $0.3 million.  As of June 30, 2013, the liability remained at $0.3 million, which the Company expects to pay out through August 2014.

NOTE 8:  ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

The Company is a limited partner in the Orange County-Poughkeepsie Limited Partnership (the “O-P”) and had an 8.108% equity interest in the O-P as of June 30, 2013 and 2012, which is accounted for under the equity method of accounting.  The majority owner and general partner of the O-P is Verizon Wireless of the East L.P.

On May 26, 2011, the Company entered into an agreement with Verizon Wireless of the East LP, the general partner and a limited partner, and Cellco Partnership, the other limited partner, in the O-P to make certain changes to the O-P partnership agreement which, among other things, specifies that the O-P will provide 4G cellular services (the “4G Agreement”).  The 4G Agreement converted the O-P’s business from a wholesale business to a retail business.  The 4G Agreement provides for guaranteed annual cash distributions to the Company from the O-P through 2013.  For 2012, the annual cash distribution from the O-P was $13.0 million  and for 2013 the annual cash distributions will be $13.0 million.  Annual cash distributions are paid in equal quarterly amounts.  The 4G Agreement also gives the Company the right (the “Put”) to require one of the O-P’s limited partners to purchase all the Company’s ownership interest in the O-P during April 2013 or April 2014 for an amount equal to the greater of (a) $50 million or (b) the product of five (5) times 0.081081 times the O-P’s EBITDA, as defined in the 4G Agreement. The Company did not exercise the Put during April 2013.

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

Pursuant to the equity method of accounting, the Company is required to record the income from the O-P as an increase to the Company’s investment account.  As a result of receiving the fixed guaranteed cash distributions from the O-P in excess of the Company’s cumulative proportionate share of the O-P income, the investment account was reduced to zero during the first six months of 2012. These payments are shown as a return on investment in the investing section of the Condensed Consolidated Statements of Cash Flows.  Thereafter, the Company recorded the fixed guaranteed cash distributions that were received from the O-P in excess of the proportionate share of the O-P income directly to the Company’s statement of operations as other income.  All payments received in excess of the Company’s proportionate share of the O-P income are considered a return of investment and is shown in the investing section of the Condensed Consolidated Statements of Cash Flows.

The following summarizes the income statement (unaudited) for the three months ended June 30, 2013 and 2012 that the O-P provided to the Company:

	Three Months Ended
($ in thousands)	June 30, 2013	June 30, 2012
Net sales	$81,176	$76,180
Cellular service cost	36,307	34,305
Operating expenses	22,237	20,755
Operating income	22,632	21,120
Other income	4	4
Net income	$22,636	$21,124

Company share	$1,835	$1,713

ALTEVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the income statement (unaudited) for the six months ended June 30, 2013 and 2012 that the O-P provided to the Company:

	Six Months Ended
($ in thousands)	June 30, 2013	June 30, 2012
Net sales	$161,068	$150,416
Cellular service cost	72,287	70,353
Operating expenses	43,635	41,375
Operating income	45,146	38,688
Other income	7	6
Net income	$45,153	$38,694

Company share	$3,661	$3,137

The following summarizes the balance sheet as of June 30, 2013 (unaudited) and December 31, 2012 that O-P provided to the Company:

	As of
($ in thousands)	June 30, 2013	December 31, 2012
Current assets	$21,901	$22,370
Property, plant and equipment, net	41,130	41,072
Total assets	$63,031	$63,442

Total liabilities	$22,590	$30,162
Partners’ capital	40,441	33,280
Total liabilities and partners’ capital	$63,031	$63,442

NOTE 9:  PENSION AND POSTRETIREMENT OBLIGATIONS

The components of net periodic cost (gain) for the three months ended June 30, 2013 and 2012 are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended
($ in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Service cost	$—	$—	$3	$4
Interest cost	190	192	57	54
Expected return on plan assets	(219)	(219)	(44)	(43)
Amortization of transition asset	—	—	7	7
Amortizaton of prior service cost	14	14	(82)	(83)
Amortization of net loss	227	231	33	34

Net periodic benefit cost (gain)	$212	$218	$(26)	$(27)

ALTEVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic cost (gain) for the six months ended June 30, 2013 and 2012 are as follows:

	Pension Benefits		Postretirement Benefits
	Six Months Ended
($ in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Service cost	$—	$—	$7	$8
Interest cost	380	383	113	108
Expected return on plan assets	(438)	(438)	(87)	(86)
Amortization of transition asset	—	—	14	14
Amortizaton of prior service cost	28	28	(165)	(165)
Amortization of net loss	454	463	66	67

Net periodic benefit cost (gain)	$424	$436	$(52)	$(54)

The Company expects to contribute a total of $1.1 million to its pension and postretirement benefit plans in 2013.   For the six months ended June 30, 2013, the Company has contributed $0.3 and $0.1 million of this amount to its pension and postretirement benefit plans, respectively.  Amounts reclassified from other comprehensive income (loss) related to the Company’s pension and post retirement obligations were not material for the three and six months ended June 30, 2013 and 2012.

NOTE 10: DEBT OBLIGATIONS

Debt obligations consisted of the following as of June 30, 2013 and December 31, 2012:

	As of
($ in thousands)	June 30, 2013	December 31, 2012
Long-term debt:
Capital lease and other borrowings	$147	$—
CoBank ACB revolving loan facility	—	8,595
Provident Bank credit line	—	4,000
TriState credit line	—	1,500
	147	14,095
Short-term debt:
TriState credit line	14,523	—
Capital lease and other borrowings	241	—
	14,764	—
Total debt obligations	$14,911	$14,095

As of December 31, 2012, the Company had three debt facilities.  The Company had a revolving loan facility with CoBank, ACB (“CoBank”) for $10.0 million with an interest rate (payable quarterly in arrears) at LIBOR plus 4.50%.  The interest rate on the outstanding balance under the revolving loan facility with CoBank as of December 31, 2012 was 4.71%.  The Company had an unsecured line of credit with Provident Bank (“Provident”) of $4.0 million of which the entire amount had been drawn down at December 31, 2012.  The interest rate (payable monthly in arrears) on the Provident unsecured line of credit was fixed at 2.50%.  The Company had a credit agreement with TriState Capital Bank (“TriState”) that provided for borrowings up to $2.5 million, with a variable interest rate based on either LIBOR or a Base Rate, as defined in the credit agreement, plus an applicable margin 4.0% or 3.0%, respectively.

On March 11, 2013, the Company entered into a credit agreement with TriState to provide for borrowings up to $17.0 million with the ability to increase the facility for borrowings up to $20.0 million with the participation of another lender.  All borrowings become due and payable on June 30, 2014. The TriState borrowings incur interest at a variable rate based on either LIBOR or a Base Rate, as defined in the credit agreement, plus an applicable margin of 3.50% or 2.00%, respectively. Under the terms of the TriState credit agreement, the Company is required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios as well as certain financial reporting requirements. The Company must maintain a consolidated liquidity ratio, as defined in the TriState credit agreement, in excess of 1.0 to 1.0, including the value of the Put calculated in accordance with the 4G Agreement, until April 30, 2014.  The Company is required to obtain the consent of TriState prior to agreeing to any amendment to the agreements the Company has with the O-P. The Company’s obligations under the TriState credit facility are secured by all of the Company’s asset and guaranteed by all of the Company’s wholly-owned subsidiaries except for the Company’s ILEC subsidiary.  The ILEC subsidiary entered into a negative pledge agreement with TriState whereby the ILEC subsidiary agreed not to pledge any of its assets as collateral or lien to be placed on any of its assets.  On March 11, 2013, the Company borrowed $15.2 million to repay all borrowings outstanding under the CoBank, Provident and prior TriState credit facilities and retired those facilities.

The Company entered into a capital finance agreement for $0.1 million at interest rate of 8.55% and a maturity date of 3 years.  The Company utilizes capital leases to fund equipment and software purchases.

ALTEVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:  INCOME TAXES

Generally, for interim tax reporting, one overall estimated annual effective tax rate is computed for tax jurisdictions not subject to valuation allowance and applied to the year to date ordinary income/loss.  The effective tax rate for the three months ended June 30, 2013 and 2012 was 7.0% and 30.3%, respectively, and the effective tax rate for the six months ended June 30, 2013 and 2012 was 36.0% and 31.0%, respectively.  The adjusted tax rate for the three and six months ended June 30, 2013 differed from the U.S. statutory rate primarily due to state tax losses for which the Company does not receive benefit as well as other nondeductible expenses.

As of June 30, 2013 and December 31, 2012, the Company maintained a valuation allowance on certain state net operating loss (principally New Jersey) carryforward deferred tax assets because management determined that it was not more likely than not that it would realize the benefits of such state deferred tax assets.

As of June 30, 2013 and December 31, 2012, the Company had no liability for unrecognized tax benefits.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense.  For the six months ended June 30, 2013 and 2012, no interest expense or penalties were incurred relating to unrecognized tax benefits.

The Company and its subsidiaries file a U.S. federal consolidated income tax return.  The U.S. federal statute of limitations remains open for the years 2009 and thereafter.

NOTE 12:  SHAREHOLDERS’ EQUITY

A summary of the changes to shareholders’ equity for the six months ended June 30, 2013 is provided below:

	Six Months Ended
($ in thousands)	June 30, 2013	June 30, 2012
Shareholders’ equity, beginning of period	$14,535	$26,153
Net income (loss)	(793)	(1,462)
Dividends paid on common stock	(3,320)	(3,131)
Dividends paid on preferred stock	(13)	(13)
Stock based compensation	687	398
Treasury stock purchases	(126)	(789)
Exercise of stock options	—	677
Changes in pension and postretirement benefit plans	186	260

Shareholders’ equity, end of period	$11,156	$22,093

NOTE 13:  STOCK BASED COMPENSATION

The Company adopted and, at the annual meeting held on April 29, 2011, its shareholders approved, the Amended and Restated 2008 Long-Term Incentive Plan (the “Amended and Restated LTIP”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock.  The Amended and Restated LTIP increased the total number of shares authorized under the Amended and Restated LTIP from 500,000 shares to 1,100,000 shares of common stock.  The increases in the number of shares available under the Amended and Restated LTIP required approval from the New York Public Service Commission (“NYPSC”) and New Jersey Board of Public Utilities (“NJBPU”).  As of March 31, 2012, the Company received approval from both the NYPSC and the NJBPU for the Amended and Restated LTIP.  Shares available for grant under the Amended and Restated LTIP may be either authorized but unissued shares or shares that have been reacquired by the Company and designated as treasury shares.  As of June 30, 2013 and December 31, 2012, 34,563  and 675,956  shares, respectively, of the Company’s common stock were available for grant under the Amended and Restated LTIP.  The Amended and Restated LTIP permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares.  The exercise price per share of the Company’s common stock purchasable under any stock option or stock appreciation right may not be less than 100% of the fair market value of one share of common stock on the date of grant.  The term of any stock option or stock appreciation may not exceed ten years.  The Amended and Restated LTIP also provides plan participants with a cashless mechanism to exercise their stock options.  Issued restricted stock, stock options and restricted stock units are subject to vesting restrictions.

ALTEVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Common Stock Awards

Stock-based compensation expense for restricted stock awards was $0.5 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively and $0.7 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively.  Restricted stock awards are amortized over their respective vesting periods of two or three years.  The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis.

The following table summarizes the restricted common stock activity during the six-month period ended June 30, 2013:

	June 30, 2013
Unvested Shares	Shares	Weighted Average Fair Value

Balance - nonvested at January 1, 2013	59,078	$14.10
Granted	420,824	10.19
Vested	(35,846)	12.09
Forfeited	(19,974)	14.64
Balance - nonvested at June 30, 2013	424,082	$10.37

The total fair value of restricted stock vested during the six-month period ended June 30, 2013 and 2012 was $0.4 million.  As of June 30, 2013, $3.9 million of total unrecognized compensation expense related to restricted common stock is expected to be recognized over a weighted average period of approximately 3 years.

Stock Options

The following tables summarize stock option activity for the six-month period ended June 30, 2013, along with stock options exercisable at the end of the period:

	For the Six Months Ended
	June 30,2013
Options	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding - Beginning of period	263,554	$14.02
Stock options granted	476,189	10.86
Exercised	—	—
Forfeited	(224,036)	12.45
Outstanding - End of period	515,707	$11.79	9	$—

Vested and Expected to Vest at June 30	489,922			$—
Exercisable at June 30	180,425			$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day, June 30, 2013, and the exercise price times the number of shares) that would have been received by the option holders had all the option holders exercised in-the-money options on June 30, 2013.  This amount changes based on the fair market value of the Company’s common stock.

ALTEVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and six months ended June 30, 2013:

	Three Months Ended	Six Months Ended
	June 30, 2013
Expected life (in years)	4	6
Interest rate	0.58%	0.97%
Volatility	21.56%	27.89%
Dividend yield	11.09%	10.78%
Weighted-average fair value per share at grant date	$0.06	$0.50

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock granted to employees that are included in the Company’s consolidated statements of income for the three months ended and six months ended June 30, 2013 and 2012:

($ in thousands)	Three Months Ended		Six Months Ended
Stock-Based Compensation Expense	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Cost of services and products	$3	$—	$6	$—
Selling, general and administrative expenses	466	206	681	398
	$469	$206	$687	$398

As of June 30, 2013, $0.2 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of approximately 3 years.

NOTE 15:    SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date.  Based on this evaluation, the Company has determined that no subsequent events have occurred which require disclosure in the condensed consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; our ability to continue to pay dividends; goodwill and long-lived asset impairment; changes in the Orange County-Poughkeepsie Limited Partnership (“O-P”) distributions; risks associated with the exercise of our option to sell our O-P interest back to Verizon; demographic changes; management turnover; technological changes and changes in consumer demand; existing governmental regulations and changes in or our failure to comply with, governmental regulations; legislative proposals relating to the businesses in which we operate; changes to the USF; risks associated with our unfunded pension liability; competition; the loss of any significant ability to attract and retain highly skilled personnel and any other factors that are described in “Risk Factors.” Given these uncertainties, current and prospective investors should be cautioned regarding reliance on such forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments. For a further discussion of the matters described above, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2012.

Overview

Alteva, Inc., formerly Warwick Valley Telephone Company, (we, our or us) is a cloud-based communications company that provides Unified Communications (“UC”) solutions that unify an organization’s communications systems, including enterprise hosted Voice over Internet Protocol (“VoIP”).  We also operate a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey. We deliver cloud-based UC solutions including enterprise hosted VoIP, Hosted Microsoft Communication Services (OCS and Lync), fixed mobile convergence and advanced voice applications for the desktop. By combining voice service with Microsoft Communications Services products, our customers receive a voice-enabled UC solution that integrates with existing business applications. Our ILEC operations consist of providing local and toll telephone service to residential and business customers, Internet high speed broadband service, and DIRECTV.

On May 16, 2013, as part of our annual shareholders meeting, our shareholders approved the proposal to amend our certificate of incorporation, changing our name from Warwick Valley Telephone Company to Alteva, Inc.

This discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Executive Summary

Revenues increased $0.5 million or 8% to $7.4 million for the three months ended June 30, 2013, in comparison to $6.9 million for the three months ended June 30, 2012.  The increase in revenues was attributable to a 21% increase in revenues from our UC segment resulting from the addition of new customers on our platform.  This increase was partially offset by the decrease in our Telephone segment due to the continued decline in access lines, partially offset by increases in Broadband and rate changes.

During the three months ended June 30, 2013, we had slightly positive net income, compared to a net loss of $0.2 million for the three months ended June 30, 2012.  This increase was primarily attributable to the increase of $0.8 million, or 23%, in gross profit, calculated as net revenues less cost of services and products (exclusive of depreciation and amortization expense), driven by our increase in UC revenue and our ability to leverage our UC infrastructure.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

The following table presents a summary of operating results for our UC and Telephone operating segments for the periods indicated:

	Three months ended June 30, 2013				Three months ended June 30, 2012
		% of Total	Segment	Segment		% of Total	Segment	Segment
($ in thousands)	Revenue	Revenue	Profit (loss)	Margin	Revenue	Revenue	Profit (loss)	Margin

Unified Communications	$3,920	53%	$(2,522)	(64)%	$3,252	47%	$(3,137)	(96)%
Telephone	3,527	47%	(536)	(15)%	3,634	53%	(310)	(9)%

Total	$7,447	100%	$(3,058)	(41)%	$6,886	100%	$(3,447)	(50)%

OPERATING REVENUES

Operating revenues for the three months ended June 30, 2013 increased $0.5 million, or 8%, to $7.4 million from $6.9 million in the same period in 2012.  This increase was due primarily to a 21% increase in revenues from the organic growth of our UC segment resulting from the addition of new customers on our platform.

Revenues for our UC segment increased 21% to $3.9 million for the three months ended June 30, 2013 from $3.3 million for the three months ended June 30, 2012.  This increase was primarily due to an increase in recurring license and usage revenue of $0.5 million and in equipment revenue of $0.1 million resulting primarily from new customers.

Revenues for our Telephone segment decreased 3% to $3.5 million for the three months ended June 30, 2013 from $3.6 million for the three months ended June 30, 2012.  The decrease was primarily due to the continued decline in access lines partially offset by increases in Broadband and rate changes.

OPERATING EXPENSES

Cost of Services and Products

The cost of services and products for the three months ended June 30, 2013 decreased $0.2 million or 6% to $3.2 million from $3.4 million for the same period in 2012 primarily as a result of lower carrier circuits cost due to initiatives to reduce costs in 2012 and 2013.

Cost of services and products for our UC segment decreased $0.2 million, or 8%, to $2.0 million for the three months ended June 30, 2013 from $2.2 million for the three months ended June 30, 2012.  This decrease was primarily due to lower third-party carrier costs as part of our cost reduction initiative.

Cost of services and products for our Telephone segment remained consistent at $1.2 million for the three months ended June 30, 2013 and June 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2013 increased $0.7 million, or 13%, to $6.3 million from $5.6 million for the same period in 2012.  This increase was primarily associated with severance costs related to management changes and the workforce reduction in our Telephone segment $0.3 million, as well as a $0.3 million increase in non-cash stock expense related to 2013 restricted stock and option grants.  We believe that the current level of selling, general and administrative expenses are sufficient to support our business as we focus on growth and profitability.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2013 decreased $0.3 million, or 26%, to $1.0 million from $1.3 million for the same period in 2012.  This is primarily due to the lower depreciable basis on our Telephone segment assets as a result of the $8.9 million write-down of property, plant and equipment during the three months ended December 31, 2012.

TOTAL OTHER INCOME (EXPENSE)

Total other income (expense) for the three months ended June 30, 2013 and 2012 remained consistent at $3.1 million.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

The following table presents a summary of operating results for our UC and Telephone operating segments for the periods indicated:

	Six months ended June 30, 2013				Six months ended June 30, 2012
		% of Total	Segment	Segment		% of Total	Segment	Segment
($ in thousands)	Revenue	Revenue	Profit (loss)	Margin	Revenue	Revenue	Profit (loss)	Margin

Unified Communications	$7,876	52%	$(6,495)	(82)%	$6,526	47%	$(5,908)	(91)%
Telephone	7,311	48%	(966)	(13)%	7,441	53%	(693)	(9)%

Total	$15,187	100%	$(7,461)	(49)%	$13,967	100%	$(6,601)	(47)%

OPERATING REVENUES

Operating revenues for the six months ended June 30, 2013 increased $1.2 million, or 9%, to $15.2 million from $14.0 million during the same period in 2012.  This increase was due primarily to a 21% increase in revenues from the organic growth of our UC segment resulting from the addition of new customers on our platform.

Revenues for our UC segment increased $1.4 million, or 21%, to $7.9 million for the six months ended June 30, 2013 from $6.5 million for the six months ended June 30, 2012.  This increase was primarily due to an increase in recurring license and usage revenue of $0.8 million and equipment revenue of $0.6 million resulting primarily from the addition of new customers.

Revenues for our Telephone segment decreased $0.1 million, or 2%, to $7.3 million for the six months ended June 30, 2013 from $7.4 million for the six months ended June 30, 2012.  The decrease was primarily due to the continued decline in access lines, partially offset by increases in Broadband and rate increases.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2013 increased $2.1 million or 10% to $22.7 million from $20.6 million for the same period in 2012.  This increase was primarily due to an increase of 24% in selling, general and administrative expenses associated with the growth of our UC segment, primarily from management changes and staff rationalization of $1.6 million as well as a $0.3 million increase in non-cash stock expense related to 2013 restricted stock and option grants. We believe that the current level of selling, general and administrative expenses are sufficient to support our business as we focus on growth and profitability.

Cost of Services and Products

The cost of services and products remained consistent at $7.0 million for the six months ended June 30, 2013 and 2012.

Cost of services and products for our UC segment increased $0.1 million or 2% from $4.5 million for the six months ended June 30, 2012 to $4.6 million for the six months ended June 30, 2013 and decreased as a percentage of revenue from 69% to 58%.  The decrease as a percentage of revenue was due to leveraging the UC infrastructure over a larger revenue base.

Cost of services and products for our Telephone segment remained consistent at $2.4 million for the six months ended June 30, 2012 and 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2013 increased $2.7 million, or 24%, to $13.7 from $11.0 million for the same period in 2012.  This increase was primarily associated with investments in personnel made to support the growth of the UC segment and severance costs related to management changes and staff rationalization of $1.6 million, as well as a $0.3 million increase in non-cash stock expense related to 2013 restricted stock and option grants.   This increase was also due to the ramp-up of infrastructure in the second half of 2012 to support the growth of our UC segment. We believe that selling, general and administrative expenses are at adequate levels to support our near-term growth initiatives.  We believe that the current level of selling, general and administrative expenses are sufficient to support our business as we focus on growth and profitability.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2013 decreased $0.6 million, or 24%, to $2.0 million from $2.6 million for the same period in 2012.  This is primarily due to the lower depreciable basis on our Telephone segment assets as a result of the $8.9 million write-down of property, plant and equipment during the three months ended December 31, 2012.

TOTAL OTHER INCOME (EXPENSE)

Total other income (expense) for the six months ended June 30, 2013 increased $1.7 million or 39% to $6.2 million from $4.5 million in the same period of 2012.  This increase is due primarily to the increase in our income from the equity method investment, which was $6.5 million for the six months ended June 30, 2013, an increase of 44%, or $2.0 million from the prior year quarter.  During the second quarter of 2012, our remaining investment in the O-P was reduced to zero.  As a result, all subsequent disbursements received from the O-P are recorded as other income.  The annual cash distributions of $13.0 million we will receive in 2013 from the O-P remains unchanged pursuant to the terms of the 4G Agreement.  For more information on the 4G Agreement and the accounting treatment of the distributions we receive from the O-P, see Note 8 to our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

We had $0.8 million of cash and cash equivalents at June 30, 2013, as compared with $1.8 million at December 31, 2012.  Our primary source of liquidity continues to be our guaranteed payments from the O-P pursuant to the 4G Agreement and borrowings under our credit facility.  Pursuant to the terms of the 4G Agreement, we are guaranteed annual cash distributions from the O-P of $13.0 million for 2013.  The O-P’s cash distributions are made to us on a quarterly basis.  The distributions in excess of our proportionate share of O-P income are considered a return of our investment.

The 4G Agreement also gives us the right (the “Put”) to require one of the O-P’s limited partners to purchase all our ownership interest in the O-P during April 2014 for an amount equal to the greater of (a) $50 million or (b) the product of five (5) times 0.081081 times the O-P’s 2013 EBITDA, as defined in the 4G Agreement.

As of June 30, 2013, we had a working capital deficit of $14.8 million, which was primarily due to borrowings of $14.5 million under the TriState credit facility that matures on June 30, 2014.  This debt was primarily incurred to fund the purchase of Alteva, LLC in 2011. We believe this working capital deficiency is short-term in nature and we expect to satisfy these short-term borrowings by extending or refinancing our debt  before its maturity and, if necessary, utilizing cash distributions received from the O-P.

CASH FROM OPERATING ACTIVITIES

Net cash used in operating activities for the six months ended June 30, 2013 was $0.2 million, as compared to $2.2 million for the six months ended June 30, 2012. Operating cash flows for the six months ended June 30, 2013 included $3.7 million of distributions from the O-P that represented our share of the O-P’s income, as compared $3.1 million for the six months ended June 30, 2012.  The improvement in operating cash flows was primarily attributable to the increase in gross profit driven by our increase in UC revenue and our ability to leverage our UC infrastructure.  The additional operating cash flows were also driven by improvements in working capital, including trade accounts receivable.

CASH FROM INVESTING ACTIVITIES

Cash flow from investing activities provided $2.0 million for the six months ended June 30, 2013, as compared to $1.5 million for the six months ended June 30, 2012.  Net cash provided by investing activities for the six months ended June 30, 2013 included distributions we received from the O-P in excess of our share of the O-P’s income of $2.8 million, as compared to $3.4 million for the six months ended June 30, 2012.  Capital expenditures, excluding seat licenses, decreased to $0.4 million during the six months ended June 30, 2013, as compared to $1.5 million for the corresponding period in 2012.  Our planned expenditures for 2013 are down compared to 2012, as we made significant additions to our infrastructure in 2012 to support future revenue growth.  Generally, planned capital expenditures for 2013 are to support our planned product releases as we seek to enhance our solutions and provide increased value to our customers.

CASH FROM FINANCING ACTIVITIES

We used $2.9 million in financing activities during the six months ended June 30, 2013 compared to $2.4 million for the six months ended June 30, 2012.  Dividends declared on our common shares by the Board of Directors were $0.54 per share for the six months ended June 30, 2013 and 2012.  The total amount of dividends paid on our common shares by us for each of the six months ended June 30, 2013 and 2012 was $3.3 million and $3.1 million, respectively.  The additional financing activities for the six months ended June 30, 2013 is attributed to the repayment of debt of $15.1 million offset by $15.5 million proceeds from our new debt with TriState during the first quarter of 2013.  The remaining $1.8 million repayments and $2.1 million proceeds relate to our working capital financing activities under our TriState facility and capital leases.  Additional financing activities for the six months ended June 30, 2012 were attributed to $1.7 million in proceeds of short-term borrowings related to working capital financing activities, offset by repayment of long-term borrowing of $0.8 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We entered into a purchase commitment from one of our vendors to purchase $0.7 million in software licenses through March 2014.  As of June 30, 2013 we have made $0.4 million purchases against the commitment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to changes in interest rates results from our borrowing activities. There were no material changes to our quantitative disclosure about market risk as presented in Item 7A of our Amended Annual Report on Form 10-K/A for the year ended December 31, 2012

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, our management carried out an assessment, under the supervision of and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  As a result of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013

Plan for Remediation of Material Weaknesses

As part of our evaluation of and improvement of the effectiveness of our internal control over financial reporting, we have taken the following measures to remediate the material weakness that was identified as of December 31, 2012 specifically related to the accuracy and valuation of the accounting for and disclosure of income taxes, as well as the material weakness that was identified as of March 31, 2013 specifically related to the presentation of excess earnings from equity investments in the statement of cash flows.  During the second quarter of 2013, we continued to work with our internal and external resources to enhance our process around the identification, evaluation, review and reporting of our taxes as well as adding additional reviews and have added additional personnel with technical backgrounds to the financial reporting function to handle complex accounting matters, including the presentation and disclosure of our equity method investment.

Changes in Internal Control Over Financial Reporting

Other than as discussed above under “Plan for Remediation of Material Weakness,” there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

(3)(i)       Articles of Incorporation

3.1                                                       Certificate of Amendment of the Certificate of Incorporation filed with the New York Department of State on May 21, 2013

(3)(ii)      Bylaws

3.2                                                       By-laws, as amended May 16, 2013

(10)         Material Contracts

10.1                                                Separation Agreement and Release of all Claims between Warwick Valley Telephone Company and Duane W. Albro, dated May 7, 2013

(31)         Rule 13a-14(a)/15d-14(a) Certifications

31.1                                                Rule 13a-14(a)/15d-14(a) Certification signed by David J. Cuthbert, President and Chief Executive Officer

31.2                                                Rule 13a-14(a)/15d-14(a) Certification signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer

(32)         Section 1350 Certifications

32.1                                      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by David J. Cuthbert, President and Chief Executive Officer

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

Alteva, Inc.
(Registrant)

Date:	August 9, 2013	By:	/s/ David J. Cuthbert
David J. Cuthbert
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2013	By:	/s/ Brian H. Callahan
Brian H. Callahan
Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits

(3)(i)       Articles of Incorporation

3.1                                                       Certificate of Amendment of the Certificate of Incorporation filed with the New York Department of State on May 21, 2013

(3)(ii)      Bylaws

3.2                                                       By-laws, as amended May 16, 2013

(10)         Material Contracts

10.1                                                Separation Agreement and Release of all Claims between Warwick Valley Telephone Company and Duane W. Albro, dated May 7, 2013

(31)         Rule 13a-14(a)/15d-14(a) Certifications

31.1                                                Rule 13a-14(a)/15d-14(a) Certification signed by David J. Cuthbert, President and Chief Executive Officer

31.2                                                Rule 13a-14(a)/15d-14(a) Certification signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer

(32)         Section 1350 Certifications

32.1                                      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by David J. Cuthbert, President and Chief Executive Officer

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