Form 10-Q
period 2013-09-30
ALTEVA, INC.
filed 2013-11-12
CIK 104777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of Alteva, Inc. common stock outstanding as of November 4, 2013 was 6,140,889.

Part I — Financial Information

Item 1.  Financial Statements

ALTEVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands except per share amounts)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$719	$1,799
Accounts receivable - net of allowance for uncollectibles - $451 and $638, respectively	3,043	3,320
Prepaid income taxes	1,272	1,222
Deferred Income taxes	268	268
Other current assets	2,110	1,844
Total current assets	7,412	8,453

Property, plant and equipment, net	14,392	16,446
Seat licenses, net	1,876	1,514
Intangible assets, net	6,046	6,617
Goodwill	9,006	9,121
Deferred income taxes	797	874
Other assets	691	420

Total assets	$40,220	$43,445
Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$12,613	$—
Accounts payable	1,472	886
Advance billing and payments	385	367
Accrued taxes	653	619
Pension and postretirement benefit obligations, current portion	1,089	1,089
Accrued wages	1,237	1,005
Other accrued expenses	2,720	2,754
Total current liabilities	20,169	6,720

Long-term debt	245	14,095
Pension and postretirement benefit obligations	7,661	8,095

Total liabilities	28,075	28,910

Commitments and contingencies

Shareholders’ equity
Preferred shares - $100 par value; authorized and issued shares of 5; $0.01 par value; authorized and unissued shares of 10,000	500	500
Common stock - $0.01 par value; authorized shares of 10,000, issued 6,971 and 6,577 shares, respectively	70	66
Treasury stock - at cost, 830 and 818 shares of common stock, respectively	(7,612)	(7,486)
Additional paid-in capital	12,842	11,826
Accumulated other comprehensive loss	(3,720)	(3,999)
Retained earnings	10,065	13,628

Total shareholders’ equity	12,145	14,535

Total liabilities and shareholders’ equity	$40,220	$43,445

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Revenue
Unified Communications	$4,043	$3,621	$11,919	$10,147
Telephone	3,487	3,429	10,798	10,870
Total operating revenues	7,530	7,050	22,717	21,017

Operating expenses
Cost of services and products (exclusive of depreciation and amortization expense)	3,154	3,428	10,158	10,410
Selling, general and administrative expenses	5,218	6,230	18,899	17,241
Loss on disposal and restructuring costs	404	—	404	—
Depreciation and amortization	956	1,411	2,919	3,986
Total operating expenses	9,732	11,069	32,380	31,637
Operating loss	(2,202)	(4,019)	(9,663)	(10,620)

Other income (expense)
Interest expense, net	(179)	(123)	(593)	(292)
Income from equity method investment	3,250	3,250	9,750	7,771
Other income (expense), net	25	(468)	162	(337)
Total other income	3,096	2,659	9,319	7,142
Income (loss) before income taxes	894	(1,360)	(344)	(3,478)

Income taxes expense (benefit)	331	(438)	(114)	(1,094)
Net income (loss)	563	(922)	(230)	(2,384)

Preferred dividends	6	6	19	19
Income (loss) applicable to common stock	$557	$(928)	$(249)	$(2,403)

Basic earnings per common share:
Basic earnings (loss) per share	$0.09	$(0.16)	$(0.04)	$(0.42)
Basic earning (loss) per puttable common share	$—	$(0.16)	$—	$(0.42)

Diluted earnings per common share:
Diluted earning (loss) per share	$0.09	$(0.16)	$(0.04)	$(0.42)
Diluted earnings (loss) per puttable common share	$—	$(0.16)	$—	$(0.42)

Weighted average shares of common stock used to calculate loss per share:
Basic	5,776	5,744	5,765	5,732
Basic (puttable common)	—	251	—	265
Diluted	5,776	5,744	5,765	5,732
Diluted (puttable common)	—	251	—	265
Dividends declared per common share	$—	$0.27	$0.54	$0.81

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income (loss)	$563	$(922)	$(230)	$(2,384)

Other comprehensive income (loss):
Pension and postretirement plans:
Amounts included in net periodic benefit costs:
Amortization of transition asset	—	7	—	21
Prior service cost	(69)	(69)	(206)	(206)
Amortization of actuarial gain	213	263	640	791

Income tax expense	51	72	155	217

Other comprehensive income	93	129	279	389

Comprehensive income (loss)	$656	$(793)	$49	$(1,995)

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(230)	$(2,384)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,919	3,986
Write off of deferred financing fees	61	—
Allowance (recoveries) for uncollectibles	(187)	368
Write off obsolete inventory	108	—
Stock-based compensation expense	1,020	688
Distribution in excess of income from equity investment included in net loss	(4,209)	(2,989)
Loss on disposal and restructuring costs	404	—
Other	(78)	(40)
Changes in assets and liabilities
Trade accounts receivable	304	(1,199)
Other assets	(289)	(41)
Accounts payable	586	(423)
Other accruals and liabilities	248	825
Net cash provided by (used in) operating activities	657	(1,209)

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(499)	(3,509)
Proceeds from sale of assets	175	—
Acquired intangibles	(58)	—
Purchase of seat licenses	(501)	(544)
Sale of short-term investments	—	259
Distribution in excess of income from equity investment	4,209	4,968
Net cash provided by investing activities	3,326	1,174

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from borrowings	18,896	6,400
Repayment of borrowings	(20,381)	(1,139)
Payment of fees for acquisition of debt	(119)	—
Amounts due in connection with business acquisition, net	—	(2,420)
Treasury stock purchases	(126)	(107)
Dividends (Common and Preferred)	(3,333)	(4,715)
Net cash used in financing activities	(5,063)	(1,981)

Net change in cash and cash equivalents	(1,080)	(2,016)

Cash and cash equivalents at beginning of period	1,799	4,575

Cash and cash equivalents at end of period	$719	$2,559

Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations incurred for the acquisition of seat licenses & capital equipment	$248	$—
Receivables from sale of assets	$408	$—
Treasury stock acquired in connection with cashless exercise of stock options	$—	$677
Capitalization of loan financing costs	$—	$63
Reclassification of puttable common stock to equity	$—	$3,756

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BUSINESS DESCRIPTION

Nature of Operations

Alteva, Inc., formerly known as Warwick Valley Telephone Company, (the “Company”) is a cloud-based communications company that provides Unified Communications (“UC”) solutions and enterprise hosted Voice over Internet Protocol (“VoIP”) and also operates as a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey. Unless otherwise indicated, all references to the Company means the Company and its wholly-owned subsidiaries. The Company delivers cloud-based UC solutions including VoIP, Hosted Microsoft Communication Services (OCS and Lync), fixed mobile convergence and advanced voice applications to a broad customer base which includes, without limitation, medium and large-sized businesses and enterprise business customers. The Company’s ILEC operations consist of providing local and toll telephone service to residential and business customers, Internet high-speed broadband service, and satellite television services that are provided by DIRECTV.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results and cash flows for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire year.   The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions and balances have been eliminated.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.  Significant estimates include, but are not limited to, depreciation expense, allowance for doubtful accounts, long-lived assets, pension and postretirement expenses and income taxes.  Actual results could differ from those estimates.

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

Unified Communication

The Company’s UC services and solutions consist primarily of its hosted VoIP UC system, certain UC applications, and other professional services associated with installation and activation. Additionally, the Company offers customers the ability to purchase telephone equipment from the Company directly, or independently from external vendors.

Multiple-element arrangements primarily include the sale of telephone equipment, along with professional services associated with installation, activation and implementation services, as well as follow-on hosting services.  When a UC arrangement involves multiple elements, revenue is allocated to each respective element. In the event the Company enters into a multiple element arrangement and there are undelivered elements as of the balance sheet date, the Company assesses whether the elements are separable and have determinable fair values in assessing the amount of revenue to record. Allocation of revenue to elements of the arrangement is based on fair value of the element being sold on a stand-alone basis. Telephone equipment meets the criteria to qualify as a separate unit of accounting. The Company utilizes third party list prices as evidence for stand-alone value for its equipment sales.

The Company bills a portion of its monthly recurring hosted service revenue a month in advance. Any amounts billed and collected, but for which the service is not yet delivered, are included in deferred revenue. These amounts are recognized as revenues only when the service is delivered.

Equipment sales associated with the sale of telephone equipment is recognized upon delivery to the customer in accordance with the applicable shipping terms, as it is considered to be a separate earnings process. Other upfront fees, excluding equipment, along with associated costs, up to but not exceeding these fees, are deferred and recognized over the estimated life of the customer relationship.

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

Certain revenue from these pooling arrangements which includes Universal Service Funds (“USF”) and National Exchange Carrier Association (“NECA”) pool settlements, accounted for 4% and 6% of the Company’s consolidated revenues for the three months ended September 30, 2013 and 2012, respectively, and 5% and 7% of the Company’s consolidated revenues for the nine months ended September 30, 2013 and 2012, respectively.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the net fair value of identifiable assets acquired and liabilities assumed.  Goodwill is not amortized, but rather is assessed for impairment at least annually.  The Company tests goodwill for impairment annually on October 1, or whenever events or circumstances indicate that there may be an impairment.  If it is determined that an impairment has occurred, the Company records a write down of the carrying value and records the charge for the impairment as an operating expense during the period in which the determination is made.

The Unified Communications reporting unit includes $9.0 million of goodwill as of September 30, 2013. The Company recorded $9.1 million as a result of the acquisition of certain assets and certain liabilities of Alteva, LLC in 2011.  In the third quarter of 2013, as a result of the disposal and business restructuring (refer to Note 3), the Company allocated $0.1 million of its goodwill to the disposal group and wrote it off as part of the sale.

Materials and Supplies

Material and supplies are carried at average cost and principally consisted of material and supply finished goods as of September 30, 2013 and December 31, 2012.  Material and supplies was approximately $0.3 million and $0.5 million as of September 30, 2013 and December 31, 2012, respectively, and is included in other current assets on the balance sheet.

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

NOTE 3:  BUSINESS RESTRUCTURING

As part of its efforts to improve performance of the UC segment, the Company initiated a restructuring of its business by disposing of its Syracuse, New York operations.  Effective September 1, 2013, the Company sold certain assets of its wholly-owned subsidiary Alteva of Syracuse, Inc. to a third-party for approximately $0.6 million.   The Company recorded a $0.4 million loss in the three months ended September 30, 2013 relating to the exiting of the Syracuse operations, which included a $0.1 million write down of its equipment that is classified as held for sale as of September 30, 2013.  This asset, which has a remaining carrying value of less than $0.1 million, is included in the other current asset section of the balance sheet.  The Company expects to incur additional costs in the fourth quarter of 2013 of approximately $0.1 million.

NOTE 4:  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, an Accounting Standards Update (“ASU”) regarding balance sheet disclosures of offsetting assets and liabilities was issued and the scope was clarified in January 2013. This update requires disclosure on information about offsetting and related arrangements to enable users of an entity’s financial statements to understand the effect of those arrangements on its financial position. This applies to derivatives accounted for in accordance with Topic 815, including bifurcated embedded instruments, repurchase agreements and reverse

ALTEVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

repurchase agreements, and securities borrowings and securities lending transactions. An entity is required to apply this update for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by this update retrospectively for all comparative periods presented. The Company adopted this standard on January 1, 2013 and this standard did not have a material impact on its disclosures or consolidated financial statements.

In February 2013, an ASU regarding the reporting of amounts reclassified out of accumulated other comprehensive income was issued. This update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP. An entity is required to apply the update prospectively for reporting periods beginning after December 15, 2012. The Company adopted this standard effective January 1, 2013 and this standard did not have a material impact on its disclosures or consolidated financial statements.

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

For the three months ended September 30, 2013, the Company analyzed its EPS using the two-class method and determined that EPS was the same for both the common stock and the participating securities during this period.

For the three months ended September 30, 2012 and for the nine months ended September 30, 2013 and 2012, the Company experienced a net loss.  As a result, the effect of participating securities was excluded from the computation of basic and diluted EPS.  The net losses were not allocated because the restricted stockholders are not required to fund losses.

The weighted average number of shares of common stock used in basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,
(amounts in thousands, except for per share)	2013	2012
NUMERATOR:
Net income (loss) applicable to common stock before participating securities	$557	$(928)
Less: income applicable to participating securities (1)	(40)	—
Net income (loss) applicable to common stock	$517	$(928)

DENOMINATOR:
Weighted average shares of common stock used in basic earnings per share	5,776	5,493
Effects of puttable common stock (2)	—	251
Weighted average shares outstanding - Basic and Diluted (3)	5,776	5,744

EPS:
Net income (loss) per share - Basic and Diluted	$0.09	$(0.16)

(1)         For the three months ended September 30, 2013, the Company had 0.4 million shares of nonvested restricted stock that are considered participating securities to which income is allocated.  For the three months ended September 30, 2012, the Company had 0.1 million in nonvested participating securities.  As the participating securities do not participate in losses, there was no allocation of loss for the three months ended September 30, 2012.

(2)         Included in the weighted average shares — basic for 2012 were puttable common shares that arose from the Alteva, LLC acquisition in August 2011.  During the second half of 2012, all of the puttable shares were either exercised or the put option was terminated and are no longer outstanding.

(3)         For the three months ended September 30, 2013, 0.2 million potentially dilutive shares related to out of the money common stock options were excluded from EPS, as their effect was anti-dilutive.

ALTEVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
(amounts in thousands, except for per share)	2013	2012
NUMERATOR:
Net loss applicable to common stock before participating securities	$(249)	$(2,403)
Less: income applicable to participating securities (1)	—	—
Net loss applicable to common stock	$(249)	$(2,403)

DENOMINATOR:
Weighted average shares of common stock used in basic earnings per share	5,765	5,467
Effects of puttable common stock (2)	—	265
Weighted average shares outstanding - Basic and Diluted (3)	5,765	5,732

EPS:
Net loss per share - Basic and Dilutive	$(0.04)	$(0.42)

(1)         For the nine months ended September 30, 2013 and 2012, the Company had 0.3 million and 0.1 million nonvested restricted stock that are considered participating securities to which income is allocated, respectively.  As the participating securities do not participate in losses, there was no allocation of loss for those periods.

(2)         Included in the basic weighted average shares for the three months ended September 30, 2012 were puttable common shares that arose from the Alteva, LLC acquisition in August 2011.  During the second half of 2012, all of the puttable shares were either exercised or the put option was terminated and such shares are no longer outstanding.

(3)         For the nine months ended September 30, 2013, 0.1 million potentially dilutive shares related to out of the money common stock options were excluded from EPS, as their effect was anti-dilutive.

NOTE 6:  SEAT LICENSES AND OTHER INTANGIBLE ASSETS

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual value. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The components of seat licenses are as follows:

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of September 30, 2013
Seat licenses	5 years	$2,607	$(731)	$1,876

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of December 31, 2012
Seat licenses	5 years	$2,072	$(558)	$1,514

The components of other intangible assets are as follows:

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of September 30, 2013
Customer relationships	8 years	$5,400	$(1,462)	$3,938
Trade name	15 years	2,400	(347)	2,053
Domain name	15 years	58	(3)	55
Total		$7,858	$(1,812)	$6,046

ALTEVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of December 31, 2012
Customer relationships	8 years	$5,400	$(956)	$4,444
Trade name	15 years	2,400	(227)	2,173
Total		$7,800	$(1,183)	$6,617

NOTE 7:  SEGMENT INFORMATION

The Company’s two  segments, UC and Telephone, are strategic business units that offer different products and services.  The Company evaluates the performance of its two segments based upon factors such as revenue growth, expense containment, market share and operating results.

The UC segment provides enterprise hosted VoIP services and conference services.

The Telephone segment provides telecommunications services including local, network access, long distance services, wireless, broadband, satellite TV service and directory services.

The segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

Segment balance sheet information as of September 30, 2013 and December 31, 2012 is set forth below:

($ in thousands)	September 30, 2013	December 31, 2012
Segment assets
Unified Communications	$22,383	$23,500
Telephone	17,837	19,945
Total assets	$40,220	$43,445

Segment statement of operations information for the three months ended September 30, 2013 and 2012 is set forth below:

	For the three months ended
	Sepbember 30, 2013			September 30, 2012
	UC	Telephone	Consolidated	UC	Telephone	Consolidated

Operating Revenues	$4,043	$3,487	$7,530	$3,621	$3,429	$7,050

Operating Expenses
Cost of services and products	2,009	1,145	3,154	2,165	1,263	3,428
Selling, general and administrative expense	3,598	1,620	5,218	4,179	2,051	6,230
Loss on disposal and restructuring costs	404	—	404	—	—	—
Depreciation and amortization	595	361	956	529	882	1,411
Total Operating Expenses	6,606	3,126	9,732	6,873	4,196	11,069

Operating Income (Loss)	$(2,563)	$361	$(2,202)	$(3,252)	$(767)	$(4,019)

Segment income statement information for the nine months ended September 30, 2013 and 2012 is set forth below:

	For the nine months ended
	September 30, 2013			September 30, 2012
	UC	Telephone	Consolidated	UC	Telephone	Consolidated

Operating Revenues	$11,919	$10,798	$22,717	$10,147	$10,870	$21,017

Operating Expenses
Cost of services and products	6,594	3,564	10,158	6,669	3,741	10,410
Selling, general and administrative expense	12,202	6,697	18,899	11,215	6,026	17,241
Loss on disposal and restructuring costs	404	—	404	—	—	—
Depreciation and amortization	1,777	1,142	2,919	1,423	2,563	3,986
Total Operating Expenses	20,977	11,403	32,380	19,307	12,330	31,637

Operating Loss	$(9,058)	$(605)	$(9,663)	$(9,160)	$(1,460)	$(10,620)

ALTEVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: SEVERANCE

On May 21, 2013, the Company announced a reduction in workforce of its Warwick, New York facility of approximately 17% due to the decline in work associated with the Telephone segment.  Total expense recognized in selling general and administrative expenses during the second quarter of 2013 related to this reduction was $0.3 million.  As of September 30, 2013, the liability was $0.2 million, which the Company expects to pay-out through August 2014.

NOTE 9:  ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

The Company is a limited partner in the Orange County-Poughkeepsie Limited Partnership (the “O-P”) and had an 8.108% equity interest in the O-P as of September 30, 2013 and 2012, which is accounted for under the equity method of accounting.  The majority owner and general partner of the O-P is Verizon Wireless of the East L.P.

On May 26, 2011, the Company entered into an agreement with Verizon Wireless of the East LP, the general partner and a limited partner, and Cellco Partnership, the other limited partner, in the O-P, to make certain changes to the O-P partnership agreement which, among other things, specifies that the O-P will provide 4G cellular services (the “4G Agreement”).  The 4G Agreement converted the O-P’s business from a wholesale business to a retail business.  The 4G Agreement provides for guaranteed annual cash distributions to the Company from the O-P through 2013.  For 2012, the annual cash distribution from the O-P was $13.0 million and for 2013 the annual cash distributions will be $13.0 million.  Annual cash distributions are paid in equal quarterly amounts.  The 4G Agreement also gives the Company the right (the “Put”) to require one of the O-P’s limited partners to purchase all the Company’s ownership interest in the O-P in April 2013 or April 2014 for an amount equal to the greater of (a) $50 million or (b) the product of five (5) times 0.081081 times the O-P’s EBITDA, as defined in the 4G Agreement. The Company did not exercise the Put during April 2013.

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

The following summarizes the income statement (unaudited) for the three months ended September 30, 2013 and 2012 that O-P provided to the Company:

	Three Months Ended
($ in thousands)	September 30, 2013	September 30, 2012
Net sales	$84,444	$78,687
Cellular service cost	38,608	36,510
Operating expenses	22,659	21,901
Operating income	23,177	20,276
Other income	8	4
Net income	$23,185	$20,280
Company share	$1,880	$1,644

The following summarizes the income statement (unaudited) for the nine months ended September 30, 2013 and 2012 that the O-P provided to the Company:

	Nine Months Ended
($ in thousands)	September 30, 2013	September 30, 2012
Net sales	$245,512	$229,102
Cellular service cost	110,895	106,863
Operating expenses	66,294	63,276
Operating income	68,323	58,963
Other income	15	10
Net income	$68,338	$58,973

Company share	$5,541	$4,782

ALTEVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the balance sheet as of September 30, 2013 (unaudited) and December 31, 2012 that O-P provided to the Company:

	As of
($ in thousands)	September 30, 2013	December 31, 2012
Current assets	$22,720	$22,370
Property, plant and equipment, net	40,565	41,072
Other assets	78	—
Total assets	$63,363	$63,442

Total liabilities	$19,618	$30,162
Partners’ capital	43,745	33,280
Total liabilities and partners’ capital	$63,363	$63,442

NOTE 10:  PENSION AND POSTRETIREMENT OBLIGATIONS

The components of net periodic cost (gain) for the three months ended September 30, 2013 and 2012 are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended
($ in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Service cost	$—	$—	$4	$4
Interest cost	190	192	56	54
Expected return on plan assets	(219)	(219)	(43)	(43)
Amortization of transition asset	—	—	7	7
Amortizaton of prior service cost	14	14	(83)	(83)
Amortization of net loss	227	231	33	34

Net periodic benefit cost (gain)	$212	$218	$(26)	$(27)

The components of net periodic cost (gain) for the nine months ended September 30, 2013 and 2012 are as follows:

	Pension Benefits		Postretirement Benefits
	Nine Months Ended
($ in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Service cost	$—	$—	$11	$12
Interest cost	570	575	169	162
Expected return on plan assets	(657)	(657)	(130)	(130)
Amortization of transition asset	—	—	21	21
Amortizaton of prior service cost	42	42	(248)	(247)
Amortization of net loss	681	695	99	101

Net periodic benefit cost (gain)	$636	$655	$(78)	$(81)

The Company expects to contribute a total of $1.1 million to its pension and postretirement benefit plans in 2013.   For the nine months ended September 30, 2013, the Company had contributed $0.8 and $0.1 million towards this amount to its pension and postretirement plans, respectively. Amounts reclassified from other comprehensive income (loss) related to the Company’s pension and post retirement obligations, which, in management’s view, were not material for the three and nine months ended September 30, 2013 and 2012.

NOTE 11:  DEBT OBLIGATIONS

Debt obligations consisted of the following as of September 30, 2013 and December 31, 2012:

	As of
($ in thousands)	September 30, 2013	December 31, 2012

Long-term debt:
Capital lease and other borrowings	$245	$—
CoBank ACB revolving loan facility	—	8,595
Provident Bank credit line	—	4,000
TriState credit line	—	1,500
	245	14,095
Short-term debt:
TriState credit line	12,348	—
Capital lease and other borrowings	265	—
	12,613	—
Total debt obligations	$12,858	$14,095

ALTEVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, the Company had three debt facilities.  The Company had a revolving loan facility with CoBank, ACB (“CoBank”) for $10.0 million with an interest rate (payable quarterly in arrears) at LIBOR plus 4.50%.  The interest rate on the outstanding balance under the revolving loan facility with CoBank as of December 31, 2012 was 4.71%.  The Company had an unsecured line of credit with Provident Bank (“Provident”) of $4.0 million of which the entire amount had been drawn down at December 31, 2012.  The interest rate (payable monthly in arrears) on the Provident unsecured line of credit was fixed at 2.50%.  The Company had a credit agreement with TriState Capital Bank (“TriState”) that provided for borrowings up to $2.5 million, with a variable interest rate based on either LIBOR or a Base Rate, as defined in the Company’s credit agreement with TriState, plus an applicable margin 4.0% or 3.0%, respectively.

On March 11, 2013, the Company entered into another credit agreement with TriState to provide for borrowings up to $17.0 million with the ability to increase the facility for borrowings up to $20.0 million with the participation of another lender (the “Credit Agreement”).  All borrowings become due and payable on June 30, 2014. The TriState borrowings incur interest at a variable rate based on either LIBOR or a Base Rate, as defined in the Credit Agreement, plus an applicable margin of 3.50% or 2.00%, respectively. Under the terms of the Credit Agreement, the Company is required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios and certain financial reporting requirements. The Company must maintain a consolidated liquidity ratio, as defined in the Credit Agreement, in excess of 1.0 to 1.0, including the value of the Put calculated in accordance with the 4G Agreement, until April 30, 2014.  The Company is required to obtain the consent of TriState prior to agreeing to any amendment to the agreements the Company has with the O-P. The Company’s obligations under the TriState credit facility are secured by all of the Company’s asset and guaranteed by all of the Company’s wholly-owned subsidiaries except for the Company’s ILEC subsidiary.  The ILEC subsidiary entered into a negative pledge agreement with TriState whereby the ILEC subsidiary agreed not to pledge any of its assets as collateral or lien to be placed on any of its assets.  On March 11, 2013, the Company borrowed $15.2 million to repay all borrowings outstanding under the CoBank, Provident and prior TriState credit facilities and retired those facilities.  As of September 30, 2013, the Company had $4.5 million available under the Credit Agreement.

The Company entered into capital finance agreements for $0.3 million during the nine months ended September 30, 2013 at interest rates ranging 4.678% to 8.962% and a maturity date of three years.  The Company utilizes capital leases to fund equipment and software purchases.

NOTE 12:  INCOME TAXES

Generally, for interim tax reporting, one overall estimated annual effective tax rate is computed for tax jurisdictions not subject to valuation allowance and applied to the year to date ordinary income/loss.  The computation of the annual effective tax rate is based on the Company’s annual forecasted income and may vary from quarter to quarter as these income forecasts are updated.  The effective tax rate for the three months ended September 30, 2013 and 2012 was 37.0% and 32.2%, respectively, and the effective tax rate for the nine months ended September 30, 2013 and 2012 was 33.1% and 31.5%, respectively.  The effective tax rate for the three and nine months ended September 30, 2013 differed from the U.S. statutory rate primarily due to state tax losses for which the Company does not receive benefit as well as other nondeductible expenses.

As of September 30, 2013 and December 31, 2012, the Company maintained a valuation allowance on certain state net operating loss (principally New Jersey) carryforward deferred tax assets because management determined that it was not more likely than not that it would realize the benefits of such state deferred tax assets.

As of September 30, 2013 and December 31, 2012, the Company had no liability for unrecognized tax benefits.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense.  For the nine months ended September 30, 2013 and 2012, no interest expense or penalties were incurred relating to unrecognized tax benefits.

The Company and its subsidiaries file a U.S. federal consolidated income tax return.  The U.S. federal statute of limitations remains open for the years 2009 and thereafter.

NOTE 13:  SHAREHOLDERS’ EQUITY

A summary of the changes to shareholders’ equity for the nine months ended September 30, 2013 and 2012 is provided below:

	Nine Months Ended
($ in thousands)	September 30, 2013	September 30, 2012
Shareholders’ equity, beginning of period	$14,535	$26,153
Net loss	(230)	(2,384)
Dividends paid on common stock	(3,314)	(4,696)
Dividends paid on preferred stock	(19)	(19)
Reclassification of puttable common stock	—	3,756
Stock based compensation	1,020	688
Treasury stock purchases	(126)	(783)
Exercise of stock options	—	677
Changes in pension and postretirement benefit plans	279	389

Shareholders’ equity, end of period	$12,145	$23,781

In August 2013, we announced the discontinuation of dividends payable on our common stock to support future growth initiatives and strengthen our financial position.  We expect that dividends payable on our preferred stock will continue.

ALTEVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:  STOCK BASED COMPENSATION

The Company adopted and, at the annual meeting held on April 29, 2011, its shareholders approved, the Amended and Restated 2008 Long-Term Incentive Plan (the “Amended and Restated LTIP”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock.  The Amended and Restated LTIP increased the total number of shares authorized under the Amended and Restated LTIP from 500,000 shares to 1,100,000 shares of common stock.  The increases in the number of shares available under the Amended and Restated LTIP required approval from the New York Public Service Commission (“NYPSC”) and New Jersey Board of Public Utilities (“NJBPU”).  As of March 31, 2012, the Company received approval from both the NYPSC and the NJBPU for the Amended and Restated LTIP.  Shares available for grant under the Amended and Restated LTIP may be either authorized but unissued shares, or shares that have been reacquired by the Company and designated as treasury shares.  As of September 30, 2013 and December 31, 2012, 53,944 and 675,956 shares, respectively, of the Company’s common stock were available for grant under the Amended and Restated LTIP.  The Amended and Restated LTIP permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares.  The exercise price per share of the Company’s common stock purchasable under any stock option or stock appreciation right may not be less than 100% of the fair market value of one share of common stock on the date of grant.  The term of any stock option or stock appreciation may not exceed ten years.  The Amended and Restated LTIP also provides plan participants with a cashless mechanism to exercise their stock options.  Issued restricted stock, stock options and restricted stock units are subject to vesting restrictions.

Restricted Common Stock Awards

Stock-based compensation expense for restricted stock awards was $0.3 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively and $1.0 million and $0.5 million for the nine months ended September 30, 2013 and 2012, respectively.  Restricted stock awards are amortized over their respective vesting periods of two or three years.  The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis.

The following table summarizes the restricted common stock activity for the nine months ended September 30, 2013:

	September 30, 2013
Unvested Shares	Shares	Weighted Average Fair Value

Balance - nonvested at January 1, 2013	59,078	$14.10
Granted	420,824	10.19
Vested	(36,295)	12.11
Forfeited	(26,789)	13.66
Balance - nonvested at September 30, 2013	416,818	$10.36

The total fair value of restricted stock vested for the nine months ended September 30, 2013 and 2012 was $0.4 million and $0.6 million, respectively.  As of September 30, 2013, $3.4 million of total unrecognized compensation expense related to restricted common stock is expected to be recognized over a weighted average period of approximately 2 years.

Stock Options

The following tables summarize stock option activity for the nine months ended September 30, 2013, along with stock options exercisable at the end of the period:

	For the Nine Months Ended
	September 30, 2013
Options	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)

Outstanding - Beginning of period	263,554	$14.02
Stock options granted	476,189	10.86
Exercised	—	—
Forfeited or expired	(236,222)	12.39
Outstanding - End of period	503,521	$11.80	8

Vested and Expected to Vest at September 30, 2013	483,380
Exercisable at September 30, 2013	179,817

The fair value of the stock-based awards was estimated using the Black-Scholes model.  No options were granted in the third quarter 2013. Effective the third quarter 2013, the Company’s dividend yield will be zero as it has discontinued its dividends on common stock.

ALTEVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock granted to employees that are included in the Company’s consolidated statements of income for the three and nine months ended September 30, 2013 and 2012:

($ in thousands)	Three Months Ended		Nine Months Ended
Stock-Based Compensation Expense	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Cost of services and products	$—	$10	$6	$30
Selling, general and administrative expenses	333	280	1,014	658
	$333	$290	$1,020	$688

As of September 30, 2013, $0.2 million of total unrecognized compensation expense related to stock options awards is expected to be recognized over a weighted average period of approximately 2 years.

NOTE 15:  SUBSEQUENT EVENTS

On November 6, 2013, the Company entered into an agreement with its union employees that is in effect through October 2016, which covers 22% of the total workforce.  The Company does not expect that any changes to the agreement will have a material impact on the Company.  The Company has evaluated subsequent events occurring after the balance sheet date.  Based on this evaluation, the Company has determined that no additional subsequent events have occurred which require disclosure in this Quarterly Report on Form 10-Q.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; goodwill and long-lived asset impairment; changes in the Orange County-Poughkeepsie Limited Partnership (“O-P”) distributions; risks associated with the exercise of our option to sell our O-P interest back to Verizon; demographic changes; management turnover; technological changes and changes in consumer demand; existing governmental regulations and changes in or our failure to comply with, governmental regulations; legislative proposals relating to the businesses in which we operate; changes to the USF; risks associated with our unfunded pension liability; competition; the loss of any significant ability to attract and retain highly skilled personnel and any other factors that are described in “Risk Factors.” Given these uncertainties, current and prospective investors should be cautioned regarding reliance on such forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments. For a discussion of the matters described above, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2012.

Overview

Alteva, Inc. (we, our or us), is a cloud-based communications company that provides Unified Communications (“UC”) solutions that unify an organization’s communications systems, including enterprise hosted Voice over Internet Protocol (“VoIP”).  We also operate a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey. We deliver cloud-based UC solutions including enterprise hosted VoIP, Hosted Microsoft Communication Services (OCS and Lync), fixed mobile convergence and advanced voice applications for the desktop. By combining voice service with Microsoft Communications Services products, our customers receive a voice-enabled UC solution that integrates with existing business applications. Our ILEC operations consist of providing local and toll telephone service to residential and business customers, Internet high speed broadband service, and DIRECTV.

In August 2013, we announced the discontinuation of dividends payable on our common stock to support future growth initiatives and strengthen our financial position.  We expect that dividends payable on our preferred stock will continue.

As part of our efforts to improve performance of the UC segment, we initiated a restructuring of our business by disposing of our Syracuse, New York operations.  Effective September 1, 2013, we sold certain assets of our wholly-owned subsidiary Alteva of Syracuse, Inc. to a third-party for approximately $0.6 million.   We recorded a $0.4 million loss in the three months ended September 30, 2013 related to the exiting of the Syracuse facility.  We expect to incur additional costs in the fourth quarter of 2013 of approximately $0.1 million. We believe this transaction will further strengthen our position in the UC industry by improving our profitability and focusing our attention on the latest platform technology.

The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Executive Summary

Revenues increased $0.4 million or 7% to $7.5 million for the three months ended September 30, 2013, compared to $7.1 million for the three months ended September 30, 2012.  The increase in revenues was attributable to a 12% increase in revenues from our UC segment resulting from the addition of new customers on our platform and were slightly offset by the decrease in revenue of $0.2 million from the discontinuation of our Syracuse, New York operations.  Revenue from our Telephone segment increased 2% due to increases in Broadband and rate changes partially offset by the continued decline in access lines.

During the three months ended September 30, 2013, we had net income of $0.6 million, compared to a net loss of $0.9 million for the three months ended September 30, 2012.  This increase was primarily attributable to the increase of $0.8 million, or 21%, in gross profit, calculated as net revenues less cost of services and products (exclusive of depreciation and amortization expense), driven by our increase in UC revenue and our ability to leverage our UC infrastructure.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

The following table presents a summary of operating results for our Telephone and UC operating segments for the periods indicated:

	Three months ended September 30, 2013				Three months ended September 30, 2012
		% of Total	Segment	Segment		% of Total	Segment	Segment
	Revenue	Revenue	Profit (loss)	Margin	Revenue	Revenue	Profit (loss)	Margin

UC	$4,043	54%	$(2,563)	(63)%	$3,621	51%	$(3,252)	(90)%
Telephone	3,487	46%	361	10%	3,429	49%	(767)	(22)%

Total	$7,530	100%	$(2,202)	(29)%	$7,050	100%	$(4,019)	(57)%

OPERATING REVENUES

Operating revenues for the three months ended September 30, 2013 increased $0.4 million, or 7%, to $7.5 million from $7.1 million compared to the corresponding period in 2012.  This increase was primarily due to a 12% increase in revenues from the organic growth of our UC segment resulting from the addition of new customers on our platform.

Revenues for our UC segment increased 12% to $4.0 million for the three months ended September 30, 2013 from $3.6 million for the three months ended September 30, 2012.  This increase was primarily due to an increase in recurring license and usage revenue of $0.7 million and equipment revenue of $0.1 million resulting primarily from new customers offset partially by $0.2 million from the discontinuation of our Syracuse, New York operations.

Revenues for our Telephone segment increased 2% to $3.5 million for the three months ended September 30, 2013 from $3.4 million for the three months ended September 30, 2012.  The increase was primarily due to increases in Broadband and rate changes partially offset by the continued decline in access lines.

OPERATING EXPENSES

Cost of Services and Products

The cost of services and products for the three months ended September 30, 2013 decreased $0.3 million, or 8%, to $3.1 million from $3.4 million for the same period in 2012 primarily as a result of lower carrier circuits cost due to initiatives to reduce costs in 2012 and 2013.

Cost of services and products for our UC segment decreased $0.2 million, or 7%, to $2.0 million for the three months ended September 30, 2013 from $2.2 million for the three months ended September 30, 2012, and decreased as a percentage of revenue from 60% to 50%.  The decrease as a percentage of revenue was due to leveraging the UC infrastructure over a larger revenue base.  The dollar decrease was primarily due to lower third-party carrier costs as part of our cost reduction initiatives and cost savings from the discontinuation of the Syracuse operations.

Cost of services and products for our Telephone segment remained consistent at approximately $1.2 million for the three months ended September 30, 2013 and September 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2013 decreased $1.0 million, or 16%, to $5.2 million from $6.2 million for the same period in 2012.  This decrease was primarily associated with a reduction in wages of $0.8 million due to the restructuring of our Telephone segment in the second quarter of 2013, adjustments to the annual incentive plan and higher severance charges in the third quarter of 2013.

Loss on Disposal and Restructuring Costs

We incurred a $0.4 million loss due to the disposal of our Syracuse, New York operations for the three months ended September 30, 2013. We believe this transaction will further strengthen our position in the UC industry by improving profitability and focusing our attention on the latest platform technology.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2013 decreased $0.4 million, or 32%, to $1.0 million from $1.4 million compared to the corresponding period in 2012.  This decrease is primarily due to the lower depreciable basis on our Telephone segment assets as a result of the $8.9 million write-down of property, plant and equipment during the three months ended December 31, 2012.

TOTAL OTHER INCOME

Total other income for the three months ended September 30, 2013 increased $0.4 million, or 16% to $3.1 million from $2.7 million compared to the corresponding period in 2012.  This is primarily due to a decrease in other expenses of $0.4 million.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

The following table presents a summary of operating results for our Telephone and UC operating segments for the periods indicated:

	Nine months ended Semptember 30, 2013				Nine months ended September 30, 2012
		% of Total	Segment	Segment		% of Total	Segment	Segment
	Revenue	Revenue	Profit (loss)	Margin	Revenue	Revenue	Profit (loss)	Margin

Unified Communications	$11,919	52%	$(9,058)	(76)%	$10,147	48%	$(9,160)	(90)%
Telephone	10,798	48%	(605)	(6)%	10,870	52%	(1,460)	(13)%

Total	$22,717	100%	$(9,663)	(43)%	$21,017	100%	$(10,620)	(51)%

OPERATING REVENUES

Operating revenues for the nine months ended September 30, 2013 increased $1.7 million, or 8%, to $22.7 million from $21.0 million during the same period in 2012.  This increase was due primarily to a 18% increase in revenues from the organic growth of our UC segment resulting from the addition of new customers on our platform.

Revenues for our UC segment increased $1.8 million, or 18%, to $11.9 million for the nine months ended September 30, 2013 from $10.1 million for the nine months ended September 30, 2012.  This increase was primarily due to an increase in recurring license and usage revenue of $1.6 million and equipment revenue of $0.6 million resulting primarily from the addition of new customers.

Revenues for our Telephone segment decreased $0.1 million, or 1%, to $10.8 million for the nine months ended September 30, 2013 from $10.9 million for the nine months ended September 30, 2012.  The decrease was primarily due to the continued decline in access lines, partially offset by increases in Broadband and rate increases.

OPERATING EXPENSES

Cost of Services and Products

The cost of services and products decreased $0.2 million or 2%, to $10.2 million for the nine months ended September 30, 2013 from $10.4 million for the same period in 2012 primarily as a result of lower carrier circuits cost due to initiatives to reduce costs in 2012 and 2013.

Cost of services and products for our UC segment decreased $0.1 million, or 1%, from $6.7 million for the nine months ended September 30, 2012 to $6.6 million for the nine months ended September 30, 2013 and decreased as a percentage of revenue from 66% to 55%.  The dollar value decrease is due to cost savings realized from the discontinuation of our Syracuse, New York operation. As a percentage of revenue, the decrease was due to leveraging the UC infrastructure over a larger revenue base.

Cost of services and products for our Telephone segment decreased $0.1 million, or 5%, from $3.7 million for the nine months ended September 30, 2012 to $3.6 million for the nine months ended September 30, 2013. This is primarily attributed to lower costs due to declining access lines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2013 increased $1.7 million, or 10%, to $18.9 million from $17.2 million for the same period in 2012.  This increase was primarily associated with severance costs related to management changes and staff rationalization of $1.6 million, as well as a $0.3 million increase in non-cash stock expense related to 2013 restricted stock and option grants.  Further increases were also due to the ramp-up of infrastructure in the second half of 2012 to support the growth of our UC segment, which were offset by lower compensation costs in the third quarter of 2013 as a result of our Telephone restructuring in the second quarter of 2013 and adjustments to the annual incentive plan for 2013.

Loss on Disposal and Restructuring Costs

We incurred a $0.4 million loss due to the disposal of our Syracuse, New York operations for the nine months ended September 30, 2013. We believe this transaction will further strengthen our position in the UC industry by improving profitability and focusing our attention on the latest platform technology.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2013 decreased $1.1 million, or 27%, to $2.9 million from $4.0 million for the same period in 2012.  This is primarily due to the lower depreciable basis on our Telephone segment assets as a result of the $8.9 million write-down of property, plant and equipment during the three months ended December 31, 2012.

TOTAL OTHER INCOME (EXPENSE)

Total other income for the nine months ended September 30, 2013 increased $2.2 million, or 30%, to $9.3 million from $7.1 million in the same period of 2012.  This increase is due primarily to the increase in our income from the equity method investment, which was $9.8 million for the nine months ended September 30, 2013, an increase of 26%, or $2.0 million from the prior year period.  During the second quarter of 2012, our remaining investment in the O-P was reduced to zero.  As a result, all subsequent disbursements received from the O-P are recorded as other income.  The annual cash distributions of $13.0 million we will receive in 2013 from the O-P remains unchanged pursuant to the terms of the 4G Agreement.  For more information on the 4G Agreement and the accounting treatment of the distributions we receive from the O-P, see Note 9 to our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

We had $0.7 million of cash and cash equivalents at September 30, 2013, as compared with $1.8 million at December 31, 2012.  Our primary source of liquidity continues to be our guaranteed payments from the O-P pursuant to the 4G Agreement and borrowings under our credit facility.  Pursuant to the terms of the 4G Agreement, we are guaranteed annual cash distributions from the O-P of $13.0 million for 2013.  The O-P’s cash distributions are made to us on a quarterly basis.  The distributions in excess of our proportionate share of O-P income are considered a return of our investment.

The 4G Agreement also gives us the right (the “Put”) to require one of the O-P’s limited partners to purchase all our ownership interest in the O-P during April 2014 for an amount equal to the greater of (a) $50 million or (b) the product of five (5) times 0.081081 times the O-P’s 2013 EBITDA, as defined in the 4G Agreement.

As of September 30, 2013, we had a working capital deficit of $12.8 million, which was primarily due to borrowings of $12.3 million under the TriState credit facility that matures on June 30, 2014.  This debt was primarily incurred to fund the purchase of Alteva, LLC in 2011. We believe this working capital deficiency is short-term in nature and we expect to satisfy these short-term borrowings by extending or refinancing our debt before its maturity or utilizing cash distributions received from the O-P.

In August 2013, we announced the discontinuation of dividends on our common stock to support future growth initiatives and strengthen our financial position.

CASH FROM OPERATING ACTIVITIES

Net cash provided by operating activities for the nine months ended September 30, 2013 was $0.7 million, as compared to net cash used in operating activities of $1.2 million for the nine months ended September 30, 2012. Operating cash flows for the nine months ended September 30, 2013 included $5.5 million of distributions from the O-P that represented our share of the O-P’s income, as compared $4.8 million for the nine months ended September 30, 2012.  The improvement in operating cash flows was primarily attributable to the increase in gross profit driven by our increase in UC revenue and our ability to leverage our UC infrastructure.  The additional operating cash flows were also driven by improvements in working capital, including trade accounts receivable.

CASH FROM INVESTING ACTIVITIES

Cash flow from investing activities provided $3.3 million for the nine months ended September 30, 2013, as compared to $1.2 million for the nine months ended September 30, 2012.  Net cash provided by investing activities for the nine months ended September 30, 2013 included distributions we received from the O-P in excess of our share of the O-P’s income of $4.2 million, as compared to $5.0 million for the nine months ended September 30, 2012.  Capital expenditures, excluding seat licenses, decreased to $0.5 million during the nine months ended September 30, 2013, as compared to $3.5 million for the corresponding period in 2012.  Our planned capital expenditures for 2013 are down compared to 2012, as we made significant additions to our infrastructure in 2012 to support future revenue growth.  Generally, planned capital expenditures for 2013 are to support our planned product releases as we seek to enhance our solutions and provide increased value to our customers.

CASH FROM FINANCING ACTIVITIES

We used $5.1 million in financing activities during the nine months ended September 30, 2013, as compared to $2.0 million for the nine months ended September 30, 2012.  Dividends declared on our common shares by the Board of Directors were $0.54 per share for the nine months ended September 30, 2013 and $0.81 per share for the nine months ended September 30, 2012.  In August 2013, we announced that dividend distributions on common shares would be discontinued.  The total amount of dividends paid on our common and preferred shares for the nine months ended September 30, 2013 and 2012 was $3.3 million and $4.7 million, respectively.  The additional financing activities for the nine months ended September 30, 2013 was attributed to the refinancing of $15.1 million of debt during the first quarter of 2013.  The remaining net borrowings relate to our working capital financing activities under our TriState facility and capital leases.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On November 6, 2013, we entered into an agreement with our union employees that is in effect through October, 2016.  Changes to the contract are not expected to have a material impact on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to changes in interest rates results from our borrowing activities. There were no material changes to our quantitative disclosure about market risk as presented in Item 7A of our Annual Report on Form 10-K/A for the year ended December 31, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, our management carried out an assessment, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our internal disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based on this assessment, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013, since the remediation of the previously identified material weaknesses have not been fully tested as these controls take place on a quarterly and annual basis.

Plan for Remediation of Material Weaknesses

To improve the effectiveness of our internal control over financial reporting, we have taken the following measures to remediate the material weakness that was identified as of December 31, 2012 specifically related to the accuracy and valuation of the accounting for and disclosure of income taxes, as well as the material weakness that was identified as of March 31, 2013 specifically related to our presentation of excess earnings from equity investments in the statement of cash flows.  During the third quarter of 2013, we continued to work with our internal and external resources to enhance our process around the identification, evaluation, review and reporting of our taxes as well as adding additional reviews and have added additional personnel with technical backgrounds to the financial reporting function to handle complex accounting matters, including the presentation and disclosure of our equity method investment.  As these controls take place on a quarterly and annual basis and can only be tested during these times, we anticipate the completion of the remediation to be finalized in our fourth quarter of 2013.

Changes in Internal Control Over Financial Reporting

Other than as discussed above under “Plan for Remediation of Material Weakness,” there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Alteva, Inc.
(Registrant)

Date:	November 12, 2013	By:	/s/ David J. Cuthbert
David J. Cuthbert
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2013	By:	/s/ Brian H. Callahan
Brian H. Callahan
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification signed by David J Cuthbert, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by David J. Cuthbert, President and Chief Executive Officer

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