Form 10-K
period 2013-12-31
ALTEVA, INC.
filed 2014-03-28
CIK 104777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

The aggregate market value of Alteva, Inc. common stock as of June 28, 2013 held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2013 was  $58,147,465.

The number of shares of Alteva, Inc. common stock outstanding as of March 25, 2014 was 6,142,650.

DOCUMENTS INCORPORATED BY REFERENCE

Where indicated, the information required by Part III, Items 10, 11, 12, 13 and 14 of this report is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on June 18, 2014, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2013.

Explanatory Note

As used herein, unless the context otherwise requires, all references to “Alteva,” “the Company,” “we,” “our,” “us” and similar terms in this report refer to Alteva, Inc., together with its wholly-owned subsidiaries.

On March 14, 2014, the Audit Committee of our Board of Directors (the “Audit Committee”), in consultation with management, determined that, due to an error in the application of U.S. generally accepted accounting principles (“GAAP”) for income taxes related to the determination of the valuation allowance needed to reflect our deferred tax assets at the amount that is more than likely than not realizable, our previously filed consolidated financial statements and related financial statement schedules as of and for the year ended December 31, 2012, contained in our Annual Report on Form 10-K/A for the year ended December 31, 2012, should be restated.  In addition, the Audit Committee concluded that, due to similar errors in income tax accounting, the condensed interim financial statements as of March 31, 2013, June 30, 2013 and September 30, 2013 included in our Quarterly Reports on Forms 10-Q for the respective fiscal quarters then ended should be restated.

The correction of our income taxes resulted in a restatement of the referenced financial statements.  (See Note 1 and Note 18 in our Notes to Consolidated Financial Statements).

Effects of the Restatement

The following table provides a summary of selected line items from our consolidated statement of operations, consolidated statement of comprehensive income (loss), consolidated statement of cash flows and consolidated statement of shareholders’ equity for the year ended December 31, 2012 and consolidated balance sheet as of December 31, 2012 affected by this restatement.  The restatement impacted the consolidated statement of operations for the three months ended December 31, 2012, and, therefore, no restatement was required for any interim periods prior to the three month period ended December 31, 2012. The restatement impacted the condensed consolidated statements of operations and statements of comprehensive income (loss) for the three months ended March 31, 2013, for the three and six months ended June 30, 2013, and for the three and nine months ended September 30, 2013, and the condensed consolidated statements of cash flows for the three, six and nine months ended March 31, 2013, June 30, 2013 and September 30, 2013, respectively, and the condensed consolidated balance sheets as of March 31, 2013, June 30, 2013, and September 30, 2013 (see Note 18 in our Notes to Consolidated Financial Statements).

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2012
	($ in thousands, except per share amounts)
	As previously reported	As restated

Income tax expense (benefit)	$(4,481)	$(3,044)
Net loss	(9,452)	(10,889)
Net loss applicable to common stock	(9,477)	(10,914)
Basic loss per common share	(1.66)	(1.91)
Diluted loss per common share	(1.66)	(1.91)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31, 2012
	($ in thousands)
	As previously reported	As restated

Net loss	$(9,452)	$(10,889)
Comprehensive loss	(8,472)	(9,909)

CONSOLIDATED BALANCE SHEET

	As of December 31, 2012
	($ in thousands)
	As previously reported	As restated

Current assets:
Prepaid income taxes	$1,222	$924
Deferred income taxes	268	117
Total current assets	8,453	8,004
Long-term assets:
Deferred income taxes	874	—
Total assets	43,445	42,122
Long-term liabilities:
Deferred income taxes	—	114
Total liabilities	28,910	29,024
Retained earnings	13,628	12,191
Total shareholders’ equity	14,535	13,098
Total liabilities and shareholders’ equity	43,445	42,122

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2012
	($ in thousands)
	As previously reported	As restated

Net loss	$(9,452)	$(10,889)
Deferred income taxes	(3,949)	(2,810)
Prepaid income taxes	1,493	1,791
Net cash used in operating activities	(2,583)	(2,583)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	As previously reported		As restated
	Retained Earnings	Total Shareholders’ Equity	Retained Earnings	Total Shareholders’ Equity
	($ in thousands)
Balance, December 31, 2011	$29,364	$24,876	$29,364	$24,876
Net loss for the year	(9,452)	(9,452)	(10,889)	(10,889)
Balance, December 31, 2012	13,628	14,535	12,191	13,098

Part I.

Item 1.  BUSINESS.

Certain statements contained in this Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “will” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; goodwill and long-lived asset impairment; changes in the Orange County-Poughkeepsie Limited Partnership (“O-P”) distributions; risks associated with the exercise of our option to sell our O-P interest back to Verizon; demographic changes; management turnover; technological changes and changes in consumer demand; existing governmental regulations and changes in or our failure to comply with, governmental regulations; current and potential restatements of our financial statements and associated material weaknesses; legislative proposals relating to the businesses in which we operate; changes to the Universal Service Fund; risks associated with our unfunded pension liability; competition; the loss of any significant ability to attract and retain highly skilled personnel and any other factors that are described in “Risk Factors.” Given these uncertainties, current and prospective investors should be cautioned regarding reliance on such forward-looking statements.  Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

GENERAL

Alteva, Inc. (“Alteva,” the “Company,” “we,” “our” or “us”), which was formerly known as Warwick Valley Telephone Company, was incorporated in New York on January 16, 1902 and is qualified to do business as a foreign corporation in various states. Unless otherwise indicated or unless the context requires otherwise, all references in this Annual Report to the “Company,” “we,” “our” or “us,” means the Company and its wholly-owned subsidiaries.  Our executive offices are located at 401 Market Street, First Floor, Philadelphia, PA 19106 and our telephone number is 877-258-3722.  We also maintain another office in Philadelphia, Pennsylvania and an office in Warwick, New York.

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

We are a premier provider of hosted Unified Communications as a Service (UCaaS) that significantly enhances business productivity and efficiency.   Our UCaaS solution integrates and optimizes best-in-class cloud-based technologies and business applications to deliver a comprehensive voice, video and collaboration service for the office and mobile workforce.  We are committed to delivering meaningful value to our customers through a consistent, high quality and unified user experience across multiple devices, platforms and operating systems.  These attributes have positioned us as a leading hosted communications provider and the partner of choice for a growing number of business customers nationwide and internationally.

Our cloud-based UCaaS solutions are focused on medium, large and enterprise markets, which are defined as 20-500 users per location. We meet our customers’ unique needs for a business communications solution that integrates multi-location, mobility, business productivity and analytics, into a single seamless experience.

On August 5, 2011, we purchased substantially all of the assets and assumed certain liabilities of Alteva, LLC, a cloud-based unified communications (UC) solutions provider and a leading provider of enterprise hosted Voice over Internet Protocol (“VoIP”) in North America.  This acquisition was a significant part of our strategy to become a leading provider of world-class UC solutions. As part of its efforts to further improve performance of the UC segment, we restructured our NCI platform business by exiting, effective September 1, 2013, its Syracuse, New York operations.

We also operate as a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey.  Our Telephone segment consists of providing local and toll telephone service, high-speed broadband Internet service, and satellite video service to residential and business customers.  Our ILEC service areas are primarily rural and have an estimated population of 50,000.  We also operate as a Competitive Local Exchange Carrier (“CLEC”) in areas that are adjacent to our ILEC territories and beyond.

In October 2012, the New York Public Service Commission (“NYPSC”) and New Jersey Board of Public Utilities (“NJBPU”) approved the application for our wholly-owned subsidiary Alteva of Warwick LLC (“Alteva of Warwick”) to begin operating as an Incumbent Local Exchange Carrier. As a result, on November 1, 2012, we began implementing the restructuring of our ILEC operations, and as a result, substantially all of the assets and liabilities primarily associated with our local telephone business were contributed to Alteva of Warwick.  Alteva, Inc., a holding company, continues to hold the ownership interests in our subsidiaries and our limited partnership interest in the O-P, but as holding company, we are no longer regulated by the NYPSC and NJBPU. Alteva of Warwick operates our regulated local telephone business, and we are now an unregulated holding company that provides cloud-based communications and local telephone services through our subsidiaries.  Because the operations, assets and liabilities of Alteva of Warwick are consolidated with our financial results, the restructuring has not significantly impacted our results of operations or financial condition.

BUSINESS OPERATIONS

We report our results in two operating segments: Unified Communications (“UC”) and Telephone.  In addition, we report as income from equity method investments the income received through our interest in the Orange County-Poughkeepsie Limited Partnership.  We evaluate the performance of our two operating segments based upon factors such as revenue growth, expense containment, market share and operating income.  We do not believe our sales in any segment are materially seasonal.

Operating Segments

The Company’s two segments, Unified Communications and Telephone, are strategic business units that offer different products and services.  The Company evaluates the performance of its two segments based upon factors such as revenue growth, expense containment, market share and operating results.  See Note 17 to the Consolidated Financial Statements contained in Item 8 herein for certain financial information about our segments.

Unified Communications

Alteva is a premier provider of hosted Unified Communications as a Service (UCaaS) that significantly enhances business productivity and efficiency.  Alteva’s UCaaS solution integrates and optimizes best-in-class cloud-based technologies and business applications to deliver a comprehensive voice, video and collaboration service for the multi-location office and mobile workforce.  Alteva is committed to delivering meaningful value to our customers through a consistent, high quality and unified user experience across multiple devices, platforms and operating systems.  These attributes have positioned Alteva as a leading hosted communications provider and the partner of choice for a growing number of business customers nationwide and internationally.

At Alteva, we aim to be the most trusted provider of knowledge, services and tools that simplify communications and enable business efficiency. We are driven by a pursuit of excellence and strive to be world-class in everything we do. Through our core characteristics of enthusiasm, commitment, perseverance and leadership, we are dedicated to providing our customers with excellent service. This includes both the technology itself and the support infrastructure surrounding it. As a part of this effort, we are excited to deliver the most innovative communications technologies available on the market, in the easiest way possible.

Alteva has always prided itself on being at the forefront of our industry and we constantly push to improve our product capabilities, platform reliability and customer support services. 2013 was no exception as evidenced by the introduction of many enhancements to our products including, video-enabled devices, enhanced SIP trunking capabilities, advanced call center technologies, Microsoft Lync messaging solutions, and workforce mobility solutions across smartphone and desktop platforms including Windows, Apple Mac, iOS and Android devices.

Alteva continually strives to be an innovator and leader in the marketplace.  Our UC service tightly integrates business productivity applications, collaboration tools and multiple communication devices (desk phones, smart phones, laptops and tablets), into a single solution with advanced capabilities such as data analytics.  Our best-in-class products have been recognized numerous times in the past, including most recently in 2013 with awards such as the Internet Telephony Excellence Award from Internet Telephony Magazine and the Communications Solutions Product of the Year Award from TMC.

Alteva’s UC solution integrates Hosted VoIP with business productivity applications including Microsoft Office, Google Apps for Business, Salesforce and vertical market specific software, and allows for a truly cloud-based UC environment where basic business technologies like voice communications, instant messaging, video conferencing, desktop sharing and more, are fully integrated with each user’s productivity software of choice.  Alteva provides a reliable, flexible and fully scalable telecommunications solution for enterprise businesses and call centers and enhances an organization’s communications strategy by offering mobility, flexibility, scalability and redundancy, while reducing the total cost of ownership (“TCO”).

Alteva’s communications infrastructure is a uniquely integrated platform including typical UC components, such as voice, video, instant messaging and presence blended with specialized applications such as mobile integration, VoIP dial tone replacement for premise based private branch exchange systems (“PBX”), email, call center solutions, call recording, call data analytics, and Customer Relationship Management (“CRM”) software integration.  We have enhanced our product development process to speed-up time-to-market for new products and services that meet identified end-user needs.  This process is designed to consistently improve the end-user experience and bring increased value to our customers through UC services.  The process starts by identifying a market opportunity, capturing detailed market requirements and performing business analysis.  Subsequent to this, working groups from relevant functional areas of the company come together to rapidly develop and deploy each new solution.

In addition to offering a comprehensive solution for businesses, Alteva offers for white-label resale its voice, video and data solutions which can be integrated with the wholesale customer’s existing product portfolio.

Alteva’s services are provided through our world-class BroadSoft and telecommunications infrastructure, allowing us to provide a level of service and support typically only available through the largest (Tier 1) service providers.  Our geographically redundant infrastructure enables our platform to provide continuous operations to our customers, even during a catastrophic event, such as hurricanes and other unforeseen disasters.

We continue to invest in our infrastructure to deliver a technological advantage to our customers, and deliver best-in-class communications technologies so our customers can leverage the maximum benefits of a cloud solution.   This infrastructure supports a monthly recurring revenue model for UC services.  This model also allows Alteva to sell enabling hardware and provide additional features and functionality to our customers for an additional monthly charge.

By offering a standards-based cloud solution Alteva is able to provide a superior end-user experience along with marketing and sales support for demand creation through our channel partner base and industry relationships, which we believe we can drive sales in key vertical markets such as legal, healthcare and retail in the worldwide market.

Services and Products

Unified Communications Solutions — Alteva offers a comprehensive managed solution including hosted voice and hybrid Session Initiation Protocol (“SIP”) trunks, with integrated instant messaging, presence, unified messaging and video along with local, long distance and international communications services.

Business Productivity Application integration — Alteva fully integrates with a variety of business productivity applications including Microsoft Office, and Google Apps for Business. We also deliver Alteva Mobility Complete which enables us to deliver a seamless experience to users on desk phones, smart phones and tablets.  The Alteva Hosted Microsoft solution provides Microsoft business productivity applications such as Lync and Exchange integrated with HD voice delivering instant messaging, presence and calendar integration with full call control. Integration of Alteva’s award winning HD Voice solution with Google Apps for Business delivers integrated click-to-dial, call logging and presence.

Audio Conferencing and Web Collaboration Solutions — Alteva offers a range of collaboration solutions including screen sharing and group audio and web conferencing for over 3,000 participants.

Email Solutions — Alteva hosts complete Microsoft email services, which enables end users to: access their Exchange Mailbox from anywhere using a desk telephone or mobile phone; speech-enabled menus allow users to hear and act on their calendar; listen to email messages (translated from text to speech); listen to voice mail messages; call personal contacts or any user listed in the company directory as well as manage meetings and calendars.

Access Solutions — Alteva offers a range of access solutions for businesses ranging from T1s to fiber connections and MPLS circuits and we work closely with various providers to coordinate installation and support your connectivity.

Compliance Solutions — Alteva offers a fully compliant solution for email archiving and call recording.  This platform provides a powerful solution for call centers and affords additional disaster recovery support.

Mobility Solutions — Alteva’s mobility solution, Alteva Mobility, allows users to make and receive calls from any device — with only one phone number, one dial plan, one voice mailbox, and a unified set of features. With mobile synchronization, users can access their directory, calendar and email from their smartphone.

Global Solutions — Alteva’s solution provides an integrated communications system across company locations with free calling between locations, unified billing and support, including local phone numbers in 75 countries.

Call Center Solutions — Alteva delivers complete call center solutions.  Through a web-based client, businesses gain access to carrier class resiliency, reliability, detailed reporting, and a rich enterprise feature set, without the large upfront cost and acquisition of hardware and software.

Disaster Recover Solutions — Alteva delivers custom designed network and equipment solutions to maximize uptime at user’s business locations, with direct access to forward or redirect calls or relocate a user’s entire business in the event of a storm or disaster.

Customer Premise Equipment — Alteva is a Polycom Platinum Internet Telephony Service Provider.  Alteva offers a range of phones, network switches, routers, session border controllers, and more to develop and implement a customized solution for the business premise.

Wholesale Services — Alteva offers a packaged solution including infrastructure and services.  We assist white-label partners in developing a service offering integrating their current portfolio.

Network Design and Management — Alteva develops and supports the implementation of customized network and voice solutions.  We will work with a user’s network team to upgrade and help manage the voice layer of their network to maximize call quality.

Other Solutions — Alteva offers other services such as device management, anti-virus, e911, paging and intercom systems, fax services, web browser integration, reporting and analytics, and CRM integration.

The majority of our services are charged to the customer on a monthly reoccurring basis, with certain equipment charges billed up front.

Technology Infrastructure -

Alteva delivers cloud-based Unified Communication solutions in addition to CLEC and traditional ILEC operations. Our Alteva network is comprised of carrier-class data centers and fully redundant fiber optic ring networks. The infrastructure consists of Class 5 (delivering phone service directly to end users), cloud-based PBX platforms, and Class 4 (delivering voice service to companies), carrier infrastructure platforms. The functionality of these platforms enables the Alteva network to be flexible to every customer’s needs.

The Class 5 BroadSoft cloud-based platform enables geographic redundancy, advanced PBX functionality and is highly scalable enabling the network to support businesses from 1 to 100,000+ users and scales to millions of total subscribers.  The Class 4 carrier platform is Alteva’s carrier infrastructure and includes components from AcmePacket and Genband. This enables geographic redundancy in addition to interconnectivity with over seven major carriers which are managed using an enhanced routing engine from TransNexus. This allows Alteva to have a more comprehensive footprint both domestic and internationally.

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

Telephone

Alteva operates as an ILEC in southern Orange County, New York and northern New Jersey.  Our Telephone segment consists of providing local and toll telephone service, high-speed broadband and fiber Internet access services and satellite video services to residential and business customers.  Our ILEC service areas are primarily rural and have an estimated population of 50,000.  We also operate as a CLEC in in Middletown, New York, Scotchtown, New York and Vernon, New Jersey.

Services and Products

Local network services — Local network services include traditional dial tone that is primarily used to make or to receive voice, fax or analog modem calls from a residence or business.  Our local network services are regulated by the Federal Communication Commission (“FCC”), NYPSC and NJBPU.  Included under local network services are custom calling services such as caller ID, call waiting, voice mail and other value-added services.  These features allow users to display the number and/or name of callers, signal to the telephone user that additional calls are coming in, and send and receive voice messages.  The sale of telephone and other equipment does not constitute a material part of our business.

Internet — Broadband Internet and dial-up Internet access services are provided using our network and by reselling other suppliers’ access services.

TV —TV service enables us to bundle voice, TV and data, known as the “Triple Play,” to our customers.  We have a reseller agreement with DIRECTV that allows us to provide the TV component of the Triple Play.

Network access services — Network access services connect a customer’s telephone or other equipment to the transmission facilities of other carriers that provide long distance and other communications services.

Long distance services — Long distance services result from the transport of intraLATA telecommunications traffic (traffic within our Local Access and Transport Area) to a destination that is outside of a local calling area.  We also provide wire line interLATA long distance (commonly known as traditional long distance service) to our customers.

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

On May 26, 2011, we entered into an agreement with Verizon, the general partner, and Cellco Partnership, the other limited partner, in the O-P, to make certain changes to the O-P partnership agreement which, among other things, specified that the O-P will provide 4G cellular services (the “4G Agreement”) and that the O-P will be converted from a wholesale business to a retail business.  The conversion of the O-P from a wholesale business to a retail business increased the cellular service costs and sales and marketing expenses incurred by the O-P, which caused a subsequent reduction in the O-P’s net income.  Regardless of the O-P’s net income, pursuant to the 4G Agreement, we received an annual cash distribution of $13.0 million, $13.0 million and $13.6 million in 2013, 2012 and 2011, respectively, from the O-P.  These guaranteed payments were first recorded as a return of capital and were not recorded on our income statement until all of our capital was returned and our O-P partnership capital account was at zero, which occurred during the quarter ended June 30, 2012.  The 4G Agreement also gives us the right (the “Put”) to require one of the O-P’s limited partners to purchase all of our ownership interest in the O-P during April 2014 for an amount equal to the greater of (a) $50.0 million or (b) the product of five times 0.081081 times the O-P’s EBITDA, as defined in the 4G Agreement for the calendar year preceded by the Put.

The Company currently intends to exercise the Put option in April 2014.  The gross proceeds of the Put are expected to be $50.0 million and are expected to be used to pay taxes on the related gain, repay outstanding senior debt, fund working capital needs and support growth initiatives.

As of December 31, 2013, the carrying value of our investment in the O-P was zero because our investment was paid back to us during the quarter ended June 30, 2012.  Subsequently, we have received cash distributions in excess of our proportionate share of O-P’s net income.

Our interest in the O-P represented 0% of our total assets as of December 31, 2013 and 2012, respectively, and the income from the O-P that we record as income from equity method investment was $13.0 million, $11.0 million and $7.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.  For more information on our O-P interest, see Note 10 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Major Customers

None of our customers accounted for more than 10% of our consolidated operating revenues in 2013, 2012 and 2011.  We do not believe that the loss of a single customer or a few customers would have a material adverse effect on any of our segments.

Universal Service Fund (“USF”) revenue accounted for 5%, 8% and 11% of our revenues for the years ended December 31, 2013, 2012 and 2011, respectively.  For information regarding changes to USF funding, see the section entitled “Federal Universal Service Fund” below.

COMPETITION

Unified Communications

As a hosted UC provider, Alteva competes with both premise-based voice and video providers such as Avaya and Cisco as well as cloud-based voice and UC providers such as 8x8, Inc., Verizon and Comcast.  UC is emerging as a viable and mainstream solution for small-medium businesses and Enterprise businesses. The hosted and UC marketplace is experiencing double digit annual revenue growth rates.   As the market expands, there is an increasing number of services providers and competitors. The competitive landscape for hosted UC includes traditional telephone providers, managed service providers, system integrators, as well as non-traditional competitors.

Alteva continues to be recognized as an industry leader in UC services.  Alteva has differentiated itself by delivering a best in class product, supported by industry leading implementation and customer service that cannot be easily matched by our competitors, large or small.  In order to continue to create a competitive advantage and establish differentiation in the hosted UC market place, Alteva will adapt and remain on the forefront of technology, creating a position among the most stable and respected communications vendors around the globe.  Alteva integrates new innovations with proven technology from industry leaders like Microsoft, Cisco, BroadSoft, Level 3, and Polycom to provide best-in-class hosted UC solutions.

Telephone

The Telecommunications Act of 1996 (the “1996 Act”) created a nationwide structure in which competition is allowed and encouraged between incumbent local exchange carriers, interexchange carriers, competitive access providers, cable TV companies and other entities.  Our local network, network access and long distance services compete with large cellular telephone providers, cable companies and VoIP providers that offer alternative voice products.  These competitors are much larger and have greater resources and previously had greater regulatory flexibility than us.  During the last several years, we have experienced overall declines in telephone access lines as customers have migrated towards cellular and VoIP providers for telephone services in our regulated franchise area.  We primarily compete on the basis of price, convenience, call quality and reliability for telephone services.

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

We also provide directory services in our telephone segment.  Our directory services compete with other online providers of directory listings as well as in market competitors of print services, such as Yellow Book, Verizon, Frontier, and CenturyLink.  We primarily compete on the basis of price, our local presence and our loyal customer base that use our directory listings.

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

REGULATION

The communications industry has been and remains the subject of significant legislative and regulatory oversight at both federal and state levels.  The 1996 Act, which updated the Communications Act of 1934, provided a structure for local competition. The implementation of the 1996 Act requires interpretation by the Federal Communications Commission (“FCC”), states and courts.  Congress also frequently proposes legislative amendments to the 1996 Act.

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

We serve as an ILEC, a CLEC and as a broadband service provider.  As such, we are subject to both state and federal regulation.  We pursue regulatory and legislative policies that will further diminish regulatory burdens imposed on us.  However, as an ILEC, we remain subject to more regulation than our competitors.  The following summary of the regulatory environment in which our business operates does not describe all present and proposed federal and state regulations affecting the communications industry.  These laws and regulations are subject to change and any change may have an adverse effect on us in the future.

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

In contrast, wireless service providers are not regulated from a retail-pricing standpoint, but are subject to various licensing and technical requirements imposed by the FCC, including provisions related to the acquisition, assignment or transfer of radio licenses.  Wireless service providers are also subject to mandates, such as enhanced 911, or E-911, and wireless LNP.  Long distance and wireless service providers, which compete against us and are also our wholesale customers, are less regulated, without significant rate regulations or tariffing obligations.

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

The advent of VoIP services being provided by cable television and other companies has heightened the need for federal and state regulators to determine whether VoIP is subject to the same regulatory and financial constraints as wire line telephone service.  On November 9, 2004, the FCC issued an order in response to a petition from Vonage declaring that Vonage-style VoIP services were exempt from state telecommunications regulations. The FCC order applies to all VoIP offerings provided over broadband services. However, this order did not clarify; whether or under what terms VoIP traffic may be subject to intercarrier compensation requirements; whether VoIP was subject to state tax or commercial business regulations; or whether VoIP providers had to comply with obligations related to 911 emergency calls, the USF and the Communications Assistance for Law Enforcement Act (“CALEA”).  The FCC addressed these issues through its “IP-Enabled Services Proceedings,” which opened in February 2004.

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

Other issues regarding VoIP, such as classification, treatment, and funding continue to be a subject of FCC scrutiny. These issues continue to generate interest within the industry as they can affect ILEC charges for terminating VoIP calls and competitive parity among services and service providers. We cannot be certain whether and when the FCC will further clarify or modify rules governing treatment of VoIP services, or how any rule changes may ultimately affect us.

One of our telephone subsidiaries offer services as an Internet Service Provider (“ISP”).  Federal government authorities, including the FCC and the U.S. Congress, have considered proposals to regulate ISPs and network operators regarding the management of their networks and the use of information about their subscribers.  The decision by a federal appeals court in January, 2014 was that the FCC had effectively over reached in the rules it had written to assure net neutrality for broadband.  The FCC will now rewrite these rules for broadband access.  We cannot predict to what extent these rules will allow us greater flexibility to manage our network or charge content providers.  Nor can we predict whether other regulations or legislation concerning Internet services will be adopted that may increase costs, reduce potential revenues, or create regulatory disadvantages.

State Regulation

The New York telephone service operations offered by our subsidiary, Alteva of Warwick LLC, are subject to the jurisdiction of the New York Public Service Corporation (NYPSC) and our New Jersey telephone service operations are subject to the jurisdiction of the New Jersey Board of Public Utilities (NJBPU).  These two bodies have regulatory authority over Alteva of Warwick LLC’s local exchange operations with respect to rates, facilities, services, reports, and other matters.  As a result, Alteva of Warwick’s ability to respond quickly to changing market conditions or to implement a new business organization can be limited by the necessity of obtaining regulatory reviews or responding to interrogatories which can slow down or even prevent the desired transaction.  As an ILEC, Alteva of Warwick LLC, generally faces carrier of last resort, or COLR, obligations which include an ongoing requirement to provide service to all prospective and current customers in Alteva of Warwick LLC’s service territories who request service and are willing to pay rates prescribed in Alteva of Warwick’s tariffs.  In competitively bid situations, such as newly constructed housing developments or multi-tenant dwellings, this may constitute a competitive disadvantage to Alteva of Warwick if competitors can choose to exclusively tie service to homeowner’s association fees or choose not to provide service to customers who are poor credit risks or customers they believe it would not be economically viable to serve.

Intrastate billing and collection services remain partly regulated in New York. The regulated services are provided under tariff.  Some carriers provide their own billing and collection services and do not use Alteva of Warwick’s services.

Alteva of Warwick LLC, along with other carriers, has been granted pricing flexibility under a March 4, 2008 NYPSC ruling for various intrastate retail telecommunications services.  We have taken advantage of this flexibility to raise our rates for these services in all subsequent years.  Alteva of Warwick LLC anticipates having the option to apply for further increases.

Alteva of Warwick LLC’s New Jersey telephone operations were granted pricing flexibility in 2010 for certain intrastate retail services for three years.  We subsequently raised prices in July 2010, July 2011 and July 2012 in New Jersey.

We ceased providing video services in New York and New Jersey.  We did not renew our video franchises with municipalities as these franchises expired throughout 2011 and 2012.

Federal Universal Service Fund

USF programs provide funding for services in high-cost areas; funding for reduced-rate services to low-income consumers; and funding for discounted communications and Internet access services for schools, libraries and rural health care facilities.  These programs are funded by contributions from telecommunications carriers and VoIP providers who are interconnected to the network.  These contributions are based on an FCC-prescribed percentage and are recovered from customers through surcharges.  In September 2005, the FCC deregulated ILECs’ high-speed Internet access service and in the process eliminated the universal service assessments on end users of such services.  Universal service assessments on the wholesale provision of such services, however, remain in place.  In June 2006, the FCC required certain VoIP providers to contribute to the USF.

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

Pursuant to FCC requirements mentioned above, we contribute to the USF/CAF.  Our obligation to this fund was $1.3 million, $0.6 million, and $0.6 million, in 2013, 2012, and 2011 respectively.  The Universal Service Administration Company (“USAC”) establishes a contribution rate for eligible revenues which in turn determines the amount of the annual obligation to the fund.  Future contribution levels will therefore depend on revenues and USAC mandated contribution rates.

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

USF/CAF revenue and NECA pool settlements, (“regulatory revenue”) has accounted for $1.4 million, $2.2 million, and $2.8 million, in 2013, 2012, and 2011, respectively.  This is included in operating revenue in our consolidated statements of operations.  Regulatory revenue is subject to change based upon many factors, including regulatory changes, our performance, and the performance of other companies that receive regulatory revenue.

Intercarrier Compensation

Intercarrier compensation includes regulated interstate and intrastate switched access charges and also reciprocal compensation received by ILECs, CLECs and wireless service providers.  This compensation is received from long distance carriers to pay for the origination and termination of long distance calls and from interconnected local carriers to pay for terminating local and wireless calls. On average, intrastate switched access charges, which are currently regulated by state Public Utility Commissions, are generally higher than interstate switched access charges, which are regulated by the FCC, and in turn interstate switched access charges are generally higher on a per-minute basis than are reciprocal compensation rates. In February 2010, the NJBPU ordered the intrastate switched access terminating rates for New Jersey to be transitioned to the lower interstate rates over a two-year period.  We fully transitioned to meet this requirement in 2012. The NYPSC ordered that New York intrastate terminating rates must match interstate rates on July 1, 2013. We fully met this requirement in 2013.   NYPSC is also considering changes to intrastate originating rates in a current docket.

As mentioned above, on November 28, 2011, the FCC released a comprehensive order which also concerned intercarrier compensation.  The order reflected the FCC’s desire that telephone companies eventually eliminate intercarrier switched access compensation altogether. To implement this, the FCC mandated that companies lower their terminating access rates at the intrastate level to the interstate rate level by 2013 (see above). In addition, a rate of return carrier like us must reduce our rates for some access elements to zero in nine years.  While this will be offset to some extent by additional end user charges (known as ARC or Access Recovery Charge). The overall effect will be a decline in revenue.

The order also clarified that VOIP traffic must pay access charges which went into effect on July 1, 2012.  Finally, under the order, reciprocal compensation charges for wireless carriers on Intra MTA traffic was eliminated on July 1, 2012.

EMPLOYEES

As of February 21, 2014, we had 118 full-time and 6 part-time employees, including 27 non-management employees represented by Local 503 of the International Brotherhood of Electrical Workers.  The existing contract with our union employees expires on October 31, 2016.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our executive officers is presented below.

David J. Cuthbert, age 39, is our President and Chief Executive Officer. Mr. Cuthbert joined us in August 2011 as our Executive Vice President and Chief Operating Officer in connection with our acquisition of substantially all of the assets of Alteva, LLC, a cloud-based UC solutions provider and enterprise hosted VoIP provider.  He was appointed President in July 2012 and Chief Executive Officer in March 2013.  Mr. Cuthbert has 15 years of broad operational management and leadership experience.  He joined Alteva, LLC in 2006 as the

Director of Operations and in August 2010 became President and Chief Executive Officer.  Mr. Cuthbert is a graduate of the United States Naval Academy and a former Naval Special Operations Officer. In this capacity, he led underwater and land bomb disposal teams domestically and abroad.  In 2003, Mr. Cuthbert was assigned leadership responsibility for the Navy’s leading nuclear weapon casualty response detachment. His process innovation and mission accomplishment record earned him several high level unit and individual awards for leadership.  Mr. Cuthbert is active in groups advocating cloud-based unified communications solutions and is a founding member of “The Captains”— a Naval Academy networking group focused on professional development, peer mentorship, and social responsibility.  Mr. Cuthbert also serves on the Board of Trustees for the United States Naval Academy Foundation.

Brian H. Callahan, age 43, is our Executive Vice President, Chief Financial Officer and Treasurer.  Prior to joining us in August 2012 and from April 1998, he served in positions of increasing responsibilities, most recently as Senior Vice President of Finance and Treasury, at Expert Global Solutions, Inc., a leading global provider of business process outsourcing services.  Before joining Expert Global Solutions, Inc., Mr. Callahan was employed by PricewaterhouseCoopers LLP for four years.  Mr. Callahan holds a B.S. in Accounting from Drexel University.

Jennifer M. Brown, age 48, is our Executive Vice President, Chief Administrative Officer and Corporate Secretary.  Prior to joining us in 2012 and from 1996 to 2011, Ms. Brown served as Senior Vice President - Administration at Human Resources Access Group, Inc., which was the originator and servicer of federal and private graduate education loans based in Wilmington, Delaware.  Ms. Brown has more than 20 years of experience, she served as Vice President — Human Resources at Graduate Heath Systems - Parkview Hospital, in Philadelphia, Pennsylvania from 1989 to 1996. Ms. Brown holds a B.A. in English/Communications from Loyola University.

John H. Conn, age 49, has served as our Executive Vice President, Chief Operating Officer since June 2013.  Prior to joining us in 2011, from 2003 to 2008 Mr. Conn held executive positions with Verid, a SaaS provider of identity verification services and, from 1986 to 1995 and from 2000 to 2002, Equitrac Corporation, a market leader in intelligent print and cost management solutions.  From 1995 to 2000 Mr. Conn held technology operations management positions for the law firms Keesal, Young & Logan and Arter and Hadden, LLP. From 2008 to 2011, Mr. Conn also served as an independent consultant to start-ups and small technology businesses, providing operational and business process reengineering services.  Mr. Conn holds a B.A. from the University of Massachusetts, Amherst and an M.B.A. from California State University, Long Beach.

Mark Marquez, age 39, has served as our Executive Vice President, Chief Technology Officer since 2011.  Mr. Marquez joined us in August 2011 in connection with our acquisition of substantially all of the assets of Alteva, LLC, a cloud-based UC solutions provider and enterprise hosted VoIP provider.  Mr. Marquez joined Alteva, LLC in 2003, as Senior Systems Architect and he most recently the CTO. Mr. Marquez has over fifteen years of senior project management and enterprise level architecture design in telecommunications and network infrastructure services. Since 1996, he has designed, managed, and implemented complex network and telecommunications infrastructures for small, medium, and enterprise companies including Exelon (PECO Energy), General Motors Acceptance Corporation (GMAC)/Berkadia Commercial Mortgage, DIAL Corp., BBraun Pharmaceuticals and MAXIMUS Corporation.

William K. Birnie, age 50, is our Executive Vice President, Chief Marketing Officer.  Mr. Birnie was appointed Chief Marketing Officer in May 2012. Mr. Birnie is responsible for all Sales, Marketing, Product Management and Business Development activities for Alteva.  Mr. Birnie has extensive experience in the Telecommunications (Wireless & Wired) and Broadband industries in both the Consumer and B2B market segments. Prior to joining Alteva, Mr. Birnie held executive positions with Panasonic from 2007 to 2012 and Motorola from 1999 to 2007.  He also held management positions with Comcast and Lucent Technologies. Mr. Birnie is a graduate of Rutgers University, is active in many Communications Industry associations such as the US Cloud Commission for State & Local Government and holds a patent in wireless communications for enhanced roaming notification.

Item 1A.  RISK FACTORS.

RISK FACTORS

We have a history of operating losses and there is no assurance we will generate profits in the future.

We have a history of operating losses.  We have sustained operating losses of $11.6 million, $24.3 million and $11.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.  We cannot assure that we will be able to generate profitable operations in the future.  If we cannot generate profits in the future, our failure to do so could adversely affect the market price of our common stock, which in turn could adversely affect our ability to raise additional equity capital or to incur additional debt.

Any impairment of goodwill, other intangible assets or long-lived assets could negatively impact our results of operations.

Our goodwill is subject to an impairment test on an annual basis and, along with other intangible assets or long-lived assets, is also tested whenever events and circumstances indicate that goodwill, intangible assets and/or long-lived assets may be impaired.  Any excess goodwill, indefinite-lived intangible assets value resulting from the impairment test must be written off in the period of determination.  Intangible assets (other than goodwill and indefinite-lived intangible assets) and other long-lived assets are generally amortized or depreciated over the useful life of such assets.  In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets.  We significantly increased our goodwill as a result of our acquisition of substantially all of the assets and assumed certain liabilities of Alteva, LLC.  We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business.  Likewise, our Telephone segment has continued to decline in revenue.  Further declines in revenue could cause a future impairment of long-lived assets in the Telephone segment.  Future determinations of significant write-offs of goodwill, intangible assets or other long-lived assets, as a result of an impairment test or any accelerated amortization or depreciation of other intangible assets or other long-lived assets could have a material negative impact on our results of operations and financial condition.  We have completed our annual impairment test for goodwill in accordance with the applicable accounting guidance, and have concluded that we do not have any impairment of goodwill for the year ended December 31, 2013.

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

We rely significantly on income derived from our O-P partnership interest.  We receive quarterly cash distributions from O-P, which comprises a substantial percentage of our cash flow.  On May 26, 2011, we entered into an agreement with Verizon Wireless of the East LP, the general partner and a limited partner, and Cellco Partnership, the other limited partner, in the O-P to make certain changes to the O-P partnership agreement, which, among other things, specifies that the O-P will provide 4G cellular services (the “4G Agreement”).  The 4G Agreement provides that the O-P’s business will be converted from a wholesale business to a retail business.  The 4G Agreement provided for guaranteed annual cash distributions to the Company from the O-P through 2013.  Beyond 2013, O-P distributions will be made at the discretion of the O-P general partner.  The failure of the general partner to make a cash distribution to the limited partners or decreases in distributions in any quarter would have a significant negative impact on our business.  In addition, we will no longer receive any distributions from the O-P if we exercise our put option with respect to our interest, which, as discussed in the following risk factor, we intend to do in April 2014.

Our decision of whether to exercise the O-P Put will have a significant impact on our results of operations.

The 4G Agreement gives us the right (the “Put”) to require one of the O-P’s limited partners to purchase all of our ownership in the O-P during April 2014 for an amount equal to the greater of (a) $50.0 million or (b) the product of five (5) times 0.081081 times the O-P’s EBITDA, as defined in the 4G Agreement.  If we exercise the Put in April 2014, we will no longer receive cash distributions from the O-P that we have historically relied upon to fund our operations.  A portion of the gross proceeds from our exercise of the Put will be used to repay all or a portion of our outstanding indebtedness and income taxes incurred from our exercise of the Put.  Once the proceeds from the Put have been exhausted, we can provide no assurances that we will be able to fund our operations from internally generated funds.  The lack of continued cash flows from the O-P could have a material adverse effect on our results of operation and financial condition.  Alternatively, we are under no obligation to exercise the Put and if we elect not to exercise the Put, we can provide no assurances that future cash distributions from the O-P will continue at historical levels.  If distributions from the O-P were to reduce significantly from historical levels that would have a material adverse effect on our results of operations and financial condition and could make it difficult for us to meet our obligations to our creditors.

The Company currently intends to exercise the Put in April 2014.  The gross proceeds of the Put are expected to be $50.0 million and are expected to be used to pay taxes on the related gain, repay outstanding senior debt, fund working capital needs and support growth initiatives.

We identified a material weakness in our internal control over financial reporting resulting from the restatement of previously issued financial statements.  Although we are addressing this material weakness it has not been fully remediated.  We have also identified other material weaknesses over the past year that have been remediated. We can provide no assurance that the recently identified material weakness will be remediated or that further material weaknesses will not be identified in the future.

Effective disclosure controls and procedures and internal controls over financial reporting are necessary for us to provide reliable financial reports and effectively prevent or detect fraud. In connection with the restatement of our previously issued financial statements and the related reassessment of our internal control over financial reporting with respect to our application of U.S. GAAP for income taxes, management concluded that as of December 31, 2013, our disclosure controls and procedures were not effective and that we thus had a material weakness in our internal control over financial reporting. We have begun to implement remedial measures to address the material weakness, but we can provide no assurance that these measures will adequately remediate the material weakness.  In addition, we had previous material weaknesses related to controls around financial reporting related to cash flow presentation for equity investments and controls around the reporting of deferred income taxes that have been remediated which were unrelated to the material weakness identified as of December 31, 2013.  Should we identify any other material weaknesses, such weaknesses could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet the reporting requirements under the securities laws in a timely manner. These effects could in turn adversely affect the trading price of our common stock and could result in a material misstatement of our financial position or results of operations and require a further restatement of our financial statements. In addition, we may have to incur substantial costs relating to efforts to remediate our material weakness, which could also have a material adverse effect on our business, results of operations and financial condition.

Our business and stock price may be adversely affected if our internal controls are not effective.

Effective disclosure controls and procedures and internal controls are necessary for us to provide reliable financial reports and effectively prevent or detect fraud.  In connection with the restatements of our previously issued financial statements and the related reassessments of our internal control over financial reporting with respect to our accounting for income taxes, management concluded that as of December 31, 2013, our disclosure controls and procedures were not effective and that we had material weaknesses in our internal control over financial reporting.

Although we believe we are taking appropriate actions to remediate the material weaknesses, we cannot give assurances that we will not discover other material weaknesses in the future or that no material weakness will result from any difficulties, errors, delays or disruptions while we implement and transition to new internal systems. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

We rely on access to the internet to offer our Unified Communication services.

We rely on access to the internet to provide UC services to customers that is provided by third-parties.  Our business may be adversely impacted if these third-party providers experience outages or if they encounter financial difficulties.  These third-party providers may also raise rates that we may not be able to pass through to our customers, which could impact profitability.

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

We may seek to make strategic acquisitions and enter into strategic alliances. Acquisitions and strategic alliances involve additional risks that may adversely affect us.

From time to time, we may seek to make strategic acquisitions and enter into strategic alliances that expand our portfolio of services. We may be unable to complete these strategic transactions if suitable businesses that add value are not available at favorable prices due to increased competition for these businesses.

We may have to borrow money, incur liabilities, or sell or issue stock to pay for future strategic opportunities and we may not be able to do so on terms favorable to us, or at all. Additional borrowings and liabilities may have a materially adverse effect on our liquidity and capital resources. If we issue stock for all or a portion of the purchase price for future acquisitions, our stockholders’ interest may be diluted.

Completing strategic transactions involves a number of risks, including diverting management’s attention from our daily operations, other additional management, operational and financial resources, system conversions and the inability to maintain key pre-acquisition relationships with customers, suppliers and employees. We might not be able to successfully integrate future transactions into our business or operate the businesses profitably, and we may be subject to unanticipated problems and liabilities.

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

Our Telephone segment generates revenues by delivering voice and data services over access lines.  We continue to experience access line losses due to competition from wireless and broadband service providers.  For example, access lines declined 8% in 2013, 9% in 2012 and 8% in 2011.  We may continue to experience access line losses in our primary markets.  Our inability to retain access lines could adversely affect our business and results of operations.

Reductions in USF funding and intercarrier compensation may negatively impact our financial results.  Additional regulatory changes may have a material adverse effect on our operations as well.

We operate in a heavily regulated industry.  A significant portion of the revenues in our Telephone segment has generally been supported by regulations that provide for local and network access revenues and USF funds.  Changes in the funding and/or payout rules for the USF will further reduce our revenues obtained from the USF and we may not be able to replace this lost revenue.

On November 28, 2011, the FCC released a comprehensive order regarding reform of the Universal Service Fund and Intercarrier Compensation (“ICC”).  The order specified that the USF would be renamed the Connect America Fund (“CAF”).  Funds from CAF will be allocated with a greater emphasis on stimulating broadband build out in the United States.  Additionally, the order mandated a decline in overall revenues deemed interstate.  Currently these revenues are received from end users, interexchange carriers and the USF.  The total of these revenues will decline 5% a year and the USF or CAF support must decline accordingly.  This change commenced on July 1, 2012 and will continue annually for the next 10 years.

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

On November 28, 2011, the FCC released a comprehensive order concerning Intercarrier Compensation.  The order reflected the FCC’s desire for telephone companies to eventually eliminate intercarrier compensation altogether.  To implement this, the FCC has mandated that companies lower their access rates at the intrastate level to the interstate rate level by 2013 which we have complied with.  In addition, a rate of return carrier, such as us, must reduce its rates for some access elements to zero within nine years.  While this will be offset to some extent by additional end user charges (known as ARC or Access Recovery Charge), the overall effect will be a decline in revenue.

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

As of December 31, 2013, our unfunded pension liability was $5.4 million and our unfunded postretirement plan was $0.6 million.  We believe our cash management and monitoring of our funds will allow us to adequately fund our pension and our postretirement plans. If the stock market declines significantly or interest rates fluctuate or become volatile, it will be more difficult for us to adequately fund the plans.  Although our plan assets increased in 2013, if market conditions result in a decrease in plan assets during 2014, required pension plan contributions may increase in 2015.  In addition, if we only make the minimum required contributions over the next two years, required payments will increase to higher amounts than if we had funded more than the minimum in recent years.

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

We originate and terminate calls for long distance carriers and other interexchange carriers over our network and for that service we receive payments for access charges.  These payments represent a significant portion of our revenues.  Should these carriers go bankrupt or experience substantial financial difficulties, our inability to collect access charges from them could have a significant negative impact on our business and results of operations. Additionally, if these carriers experience outages, it could have a negative impact on our business.

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

As set forth in this Annual Report on Form 10-K, and in our Annual Report on Form 10-K/A for the year ended December 31, 2012 we have restated certain of our previously issued financial statements.  We can provide no assurance that we will not be required to further restate these or other financial statements. Further restatements and any associated delays in filing our periodic required reports, under the securities laws could have a material adverse effect on our business, results of operations, and financial condition and/or could cause us to not qualify for continued listing on the NYSE MKT, which would have an adverse impact on the price of our common stock.

Item 1B.  UNRESOLVED STAFF COMMENTS.

This item is not applicable.

Item 2.  PROPERTIES.

We own an approximately 22,000 square-foot building in Warwick, New York, which houses our general offices, data processing equipment and the central office switch for the Warwick exchange.   We lease space located in Philadelphia, Pennsylvania.  In addition, we own several smaller buildings that serve as office space, workshops, storage space or garages, or that houses switching equipment.  The operating business segments share space in our various properties.

Item 3.  LEGAL PROCEEDINGS.

None.

Item 4.  MINE SAFETY DISCLOSURES.

This item is not applicable.

Part II.

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE MKT under the symbol ALTV.  Prior to November 2012, we were listed on NASDAQ under the symbol WWVY. As of March 26, 2014, we had 526 common shareholders of record.

Declaration and payment of dividends on our common stock are subject to the discretion of our board of directors and compliance with applicable laws.  Our decision to pay dividends in the future will depend on general business conditions, the effect of such payments on our financial condition and other factors our board of directors may consider relevant.  While historically we had paid dividends on our common stock since 1907, in August 2013, we announced the discontinuation of dividends on our common stock to support future growth initiatives and strengthen our financial position.

Cash dividends paid per common share December 31 (in cents):

Quarter Ending	2013	2012
First (March 31)	$0.27	$0.27
Second (June 30)	0.27	0.27
Third (September 30)	0.00	0.27
Fourth (December 31)	0.00	0.27
Total	$0.54	$1.08

The high and low sales prices for our common stock as reported by NYSE MKT and/or NASDAQ for the first, second, third and fourth quarters of 2013 and 2012 were as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
High	$12.52	$11.59	$10.50	$9.50
Low	$8.96	$8.82	$5.76	$7.07

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
High	$15.29	$14.90	$14.53	$13.46
Low	$12.81	$12.95	$12.55	$9.73

Item 6.  SELECTED FINANCIAL DATA

The tables below present selected consolidated statements of operations data and selected consolidated balance sheet data for each year in the five year period ended December 31, 2013. The selected consolidated statements of operations data for each of the three years ended December 31, 2011, 2012 and 2013, and the selected consolidated balance sheet data as of December 31, 2012 and 2013, have been derived from, and should be read together with, our audited consolidated financial statements and related notes appearing in this report. The selected consolidated statements of operations data for each of the two years ended December 31, 2009 and 2010, and the selected consolidated balance sheet data as of December 31, 2009, 2010 and 2011, have been derived from our audited consolidated financial statements and related notes not included in this report.

The following information should be read together with, and is qualified in its entirety by reference to, the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and our consolidated financial statements and related notes in Item 8 of this report.

On March 14, 2014, the Audit Committee of our Board of Directors (the “Audit Committee”), in consultation with management, determined that, due to an error in the application of U.S. generally accepted accounting principles (“GAAP”) for income taxes related to the determination of the valuation allowance needed to reflect its deferred tax assets at the amount that is more than likely than not realizable, our previously filed consolidated financial statements and related financial statement schedules as of and for the year ended December 31, 2012, contained in our Annual Report on Form 10-K/A for the year ended December 31, 2012, should be restated.  In addition, the Audit Committee concluded that, due to similar errors in income tax accounting, the condensed interim financial statements as of March 31, 2013, June 30, 2013 and September 30, 2013 included in our Quarterly Reports on Forms 10-Q for the respective fiscal quarters then ended should be restated.  (See Note 1 and Note 18 in our Notes to Consolidated Financial Statements).

The selected financial data presented below reflects the correction of our income tax amounts as of and for the year ended December 31, 2012.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
		(as restated)
	(in thousands, except per share amounts)

Selected financial data:
Total operating revenues	$30,102	$27,942	$25,936	$24,426	$23,922

Cost of services and products	13,465	14,134	14,701	11,978	10,744
Selling, general and administrative	23,989	23,702	17,558	13,056	12,039
Depreciation and amortization	3,815	5,476	5,266	5,780	5,468
Loss on disposal and restructuring costs	447	—	—	—	—
Impairment of fixed assets	—	8,883	—	2,283	—
Total operating expenses	41,716	52,195	37,525	33,097	28,251
Operating Loss	(11,614)	(24,253)	(11,589)	(8,671)	(4,329)
Net income (loss)	(646)	(10,889)	(2,921)	2,852	6,815
Net income (loss) attributable to common shareholders	(671)	(10,914)	(2,946)	2,827	6,790

Total assets	37,263	42,122	57,916	53,075	56,566

Total debt, including current portion	10,423	14,095	6,739	2,658	4,177

Common Share data:
Basic earnings (loss) per common share	$(0.11)	$(1.91)	$(0.54)	$0.53	$1.27
Diluted earnings (loss) per common share	$(0.11)	$(1.91)	$(0.54)	$0.52	$1.26
Cash dividends per common share	$0.54	$1.08	$1.04	$0.96	$0.88

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “will” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; goodwill and long-lived asset impairment; changes in the Orange County-Poughkeepsie Limited Partnership (“O-P”) distributions; risks associated with the exercise of our option to sell our O-P interest back to Verizon; demographic changes; management turnover; technological changes and changes in consumer demand; existing governmental regulations and changes in or our failure to comply with, governmental regulations; current and potential restatements of our financial statements and associated material weaknesses, legislative proposals relating to the businesses in which we operate; changes to the USF; risks associated with our unfunded pension liability; competition; the loss of any significant ability to attract and retain highly skilled personnel and any other factors that are described in “Risk Factors.” Given these uncertainties, current and prospective investors should be cautioned regarding reliance on such forward-looking statements.  Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

Restatement of Consolidated Financial Statements

On March 14, 2014, the Audit Committee of our Board of Directors (the “Audit Committee”), in consultation with management, determined that, due to an error in the application of U.S. generally accepted accounting principles (“GAAP”) for income taxes related to the determination of the valuation allowance needed to reflect our deferred tax assets at the amount that is more than likely than not realizable, our previously filed consolidated financial statements and related financial statement schedules as of and for the year ended December 31, 2012, contained in our Annual Report on Form 10-K/A for the year ended December 31, 2012, should be restated.  In addition, the Audit Committee concluded that, due to similar errors in income tax accounting, the condensed interim financial statements as of March 31, 2013, June 30, 2013 and September 30, 2013 included in our Quarterly Reports on Forms 10-Q for the respective fiscal quarters then ended should be restated.  (See Note 1 and Note 18 in our Notes to Consolidated Financial Statements).

Effects of the Restatement

The following tables provide a summary of selected line items from our consolidated statement of operations, consolidated statement of comprehensive income (loss), consolidated statement of cash flows and consolidated statement of shareholders’ equity for the year ended December 31, 2012 and consolidated balance sheet as of December 31, 2012 affected by this restatement.  The restatement impacted the consolidated statement of operations for the three months ended December 31, 2012, and, therefore, no restatement was required for any interim periods prior to the three month period ended December 31, 2012. The restatement impacted the condensed consolidated statements of operations and statements of comprehensive income (loss) for the three months ended March 31, 2013, for the three and six months ended June 30, 2013, and for the three and nine months ended September 30, 2013, and the condensed consolidated statements of cash flows for the three, six and nine months ended March 31, 2013, June 30, 2013 and September 30, 2013, respectively, and the condensed consolidated balance sheets as of March 31, 2013, June 30, 2013, and September 30, 2013. See Note 1 and Note 18 in our Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2012
	($ in thousands, except per share amounts)
	As previously reported	Correction of Income Taxes	As restated

Income tax expense (benefit)	$(4,481)	$1,437	$(3,044)
Net loss	(9,452)	(1,437)	(10,889)
Net loss applicable to common stock	(9,477)	(1,437)	(10,914)
Basic loss per common share	(1.66)	(0.25)	(1.91)
Diluted loss per common share	(1.66)	(0.25)	(1.91)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31, 2012
	($ in thousands)
		Correction of
	As Previously Reported	Income Taxes	As Restated

Net loss	$(9,452)	$(1,437)	$(10,889)
Comprehensive loss	(8,472)	(1,437)	(9,909)

CONSOLIDATED BALANCE SHEET

	As of December 31, 2012
	($ in thousands)
		Correction of
	As Previously Reported	Deferred Taxes	As Restated

Current assets:
Prepaid income taxes	$1,222	$(298)	$924
Deferred income taxes	268	(151)	117
Total current assets	8,453	(449)	8,004
Long-term assets:
Deferred income taxes	874	(874)	—
Total assets	43,445	(1,323)	42,122
Long-term liabilities:
Deferred income taxes	—	114	114
Total liabilities	28,910	114	29,024
Retained earnings	13,628	(1,437)	12,191
Total shareholders’ equity	14,535	(1,437)	13,098
Total liabilities and shareholders’ equity	43,445	(1,323)	42,122

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2012
	($ in thousands)
		Correction of
	As previously reported	Income Taxes	As restated

Net loss	$(9,452)	$(1,437)	$(10,889)
Deferred income taxes	(3,949)	1,139	(2,810)
Prepaid income taxes	1,493	298	1,791
Net cash used in operating activities	(2,583)	—	(2,583)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	As previously reported		Correction of income taxes		As restated
	Retained Earnings	Total Shareholders’ Equity	Retained Earnings	Total Shareholders’ Equity	Retained Earnings	Total Shareholders’ Equity
	($ in thousands)
Balance, December 31, 2011	$29,364	$24,876	$—	$—	$29,364	$24,876
Net loss for the year	(9,452)	(9,452)	(1,437)	(1,437)	(10,889)	(10,889)
Balance, December 31, 2012	13,628	14,535	(1,437)	(1,437)	12,191	13,098

OVERVIEW

Alteva, Inc. (we, our or us), formerly known as Warwick Valley Telephone Company, is a cloud-based communications company that provides Unified Communication (“UC”) solutions that unify an organization’s communications systems; enterprise hosted VoIP and we operate a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey. Our UC segment delivers cloud-based UC solutions including enterprise hosted VoIP, hosted Microsoft Communication Services, fixed mobile convergence and advanced voice applications for the desktop. By combining voice service with Microsoft Communications Services products, our customers receive a voice-enabled UC solution that integrates with existing business applications. Our Telephone segment consists of our ILEC operations that provide local and toll telephone service to residential and business customers, internet high-speed broadband service, and DIRECTV. Our cloud-based Unified Communication as a Service (“UCaaS”) solutions are focused on medium, large and enterprise markets, which are defined as 20-500 users per location. We meet our customers’ unique needs for a business communications solution that integrates multi-location, mobility, business productivity and analytics, into a single seamless experience.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Pursuant to the equity method accounting, we record our proportionate share of the O-P’s net income as an increase to our investment account.  We apply the cash payments up to our proportionate share of the O-P’s net income made under the 4G Agreement as a return on our investment when received.   As a result of receiving the fixed guaranteed cash distributions from the O-P in excess of our proportionate share of the O-P income, the investment account was reduced to zero within the first six months of 2012. Thereafter, we recorded the fixed guaranteed cash distributions that were received from the O-P in excess of the proportionate share of the O-P income directly to our statement of operations as other income.

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

UC Services

The Company’s UC services and solutions consist primarily of its hosted VoIP UC system, certain UC applications, and other professional services associated with the installation and activation. Additionally, the Company offers customers the ability to purchase telephone equipment from the Company directly or independently from external vendors.

Multiple element arrangements primarily include the sale of telephone equipment, along with professional services associated with installation, activation and implementation services, as well as follow on hosting services.  The Company has concluded that the separate units of accounting in these arrangements consist of (i) the telephone equipment sale and (ii) the professional services provided combined with the follow on hosting services.  The professional services provided do not constitute a separate unit of accounting as they do not have value to the customer on a stand-alone basis.  Arrangement consideration is allocated to the separate units of accounting based on the relative selling price.  The selling price for telephone equipment is based on third-party evidence representing list prices for similar equipment when sold a stand-alone basis.  The selling price for professional and hosting services is based on the Company’s best estimate of selling price (BESP).  We develop our BESP by considering pricing practices, margin, competition and overall market trends.

The Company bills a portion of its monthly recurring hosted service revenue a month in advance. Any amounts billed and collected, but for which the service is not yet delivered, are included in deferred revenue. These amounts are recognized as revenues only when the service is delivered.

Equipment sales associated with the sale of telephone equipment is recognized upon delivery to the customer, as it is considered to be a separate earnings process. The sales are recognized on a gross basis, as the Company is considered the principal obligor in customer transactions among other considerations.  Other upfront fees, excluding equipment, along with associated costs, up to but not exceeding these fees, are deferred and recognized over the estimated life of the customer relationship.  The Company has estimated its customer relationship life at eight years and evaluates it periodically for continued appropriateness.

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

Certain revenue from these pooling arrangements which includes Universal Service Funds (“USF”) and National Exchange Carrier Association (“NECA”) pool settlements, accounted for 3% and 9% of the Company’s consolidated revenues for the three months ended December 31, 2013 and 2012, respectively, and 5% and 8% of the Company’s consolidated revenues for the years ended December 31, 2013 and 2012, respectively.

It is our policy to classify sales taxes collected from our customers and remitted to the government as netted through revenue.

Income Taxes

We record deferred taxes that arise from temporary differences between the financial statement and the tax basis of assets and liabilities.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred tax assets and deferred tax liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.  Our deferred taxes result principally from differences in the timing of depreciation and in the accounting for pensions and other postretirement benefits.

The process of providing for income taxes and determining the related balance sheet accounts requires management to assess uncertainties, make judgments regarding outcomes and utilize estimates. Management must make judgments currently about such uncertainties and determine estimates of our tax assets and liabilities. To the extent the final outcome differs, future adjustments to our tax assets and liabilities may be necessary.

In assessing the realizability of deferred tax assets, we consider whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and the tax credits and loss carryforwards are available to reduce taxable income. In making its assessment, we considered all sources of taxable income including carryback potential, future reversals of existing deferred tax liabilities, prudent and feasible tax planning strategies, and lastly, objectively verifiable projections of future taxable income exclusive of reversing temporary differences and carryforwards.  Based on this assessment, we must evaluate the need for, and the amount of, valuation allowances against our deferred tax assets. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required.

Accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless they are expected to be paid within one year.  We have adopted the accounting guidance for uncertain tax positions and have concluded that there are no uncertain tax positions requiring recognition in our consolidated financial statements as of December 31, 2013 and 2012.  We recognize interest accrued related to unrecognized tax benefits in interest income (expense).

Goodwill and Other Intangible Assets

Assets acquired and liabilities assumed must be recorded at their fair value at the date of acquisition. Our balance sheet includes amounts designated as goodwill and other intangible assets.  Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Other intangible assets primarily represent the Alteva trade name, customer relationships, and seat licenses.

Goodwill is not amortized, rather tested for impairment at least annually.  Our impairment testing for goodwill is performed annually on December 31, or whenever events or circumstances indicate that there may be impairment.   For the purpose of the goodwill impairment test, the Company can elect to perform a qualitative analysis to determine if it is more likely than not that the fair values of its reporting units are less than the respective carrying values of those reporting units. We elected to bypass performing the qualitative screen and went directly to performing the first step quantitative analysis of the goodwill impairment test in the current year, primarily due to the UC segment’s historical operating losses that have been generated since the goodwill was acquired in August 2011.  Management believes that these operating losses were a result of the investments made to support the future growth of the UC segment and are not indicative of the future operating performance of the UC segment.  We may elect to perform the qualitative analysis in future periods. The first step in the quantitative process is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. We would be required to record any such impairment losses.

We have determined that our operating segments are the applicable reporting units because they are the lowest level at which discrete, reliable financial and cash flow information is regularly reviewed by segment management.

The estimated fair value of the UC reporting unit is based on a weighting of the income and market approach, with significant weighting given to the income approach. We principally rely on a discounted cash flow analysis to determine the fair value of the UC reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. We believe that market participants would use a discounted cash flow analysis to determine the fair value of our reporting units in a sale transaction. The annual goodwill impairment test requires us to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based upon our long-range plan. Our long-range plan is updated as part of our annual planning process and is reviewed and approved by management.  The growth rates are based upon the UC segment’s historical performance and the future expectations of the unified communications industry.  The future profitability is based upon our estimated expenses required to obtain and support the estimated revenue growth, and the UC segment’s ability to leverage its current infrastructure.  The UC segment and unified communications industry have experienced strong growth in recent years.  The discount rate is an estimate of the overall after-tax rate of return required by a market participant, whose weighted average cost of capital includes both equity and debt, including a risk premium. While we use the best available information to prepare our cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. In order to evaluate the sensitivity of the goodwill impairment test to changes in the fair value calculations, we applied a hypothetical 20% decrease in the fair value of the UC reporting unit. The 2013 results (expressed as a percentage of carrying value for the unit) showed that, despite the hypothetical 20% decrease in fair value, the fair value of our UC reporting unit still exceeded the carrying value by over 10%.

At December 31, 2013, goodwill of $9.0 million which was solely in our UC reporting unit, represented 24% of total assets. We performed our required annual impairment test in the fourth quarter of 2013 and determined that our goodwill was not impaired. There can be no assurance that goodwill impairment will not occur in the future.

Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 3 to 15 years. Other intangible assets with finite lives are evaluated for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of other intangible assets with finite lives is considered impaired when the total projected undiscounted cash flows from those assets are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of those assets. Fair market value is determined primarily using present value techniques based on projected cash flows from the asset group. As of December 31, 2013, our balance sheet included other intangibles that represented 20% of total assets.

Property, Plant and Equipment

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

For the year ended December 31, 2012, we determined that the continuing revenue decline in the Telephone segment due to access line decline was an indicator of impairment for us to test for recoverability of the net realizable value of the segment assets. Accordingly, we performed an undiscounted cash flow analysis on our Telephone assets.  Because we did not pass the recoverability test, we proceeded to perform a discounted cash flow to measure the assets fair value. We compared the assets fair value to their recorded book value and noted that the book value exceeded the fair value of our Telephone assets.   As a result, we recorded an asset impairment charge of $8.9 million in the Telephone segment.  We did not record an asset impairment charge for the year ended December 31, 2013.

Pension and Postretirement Benefit Plans

We have two defined benefit pension plans and one postretirement medical benefit plan. The most significant elements in determining our pension and postretirement income or expense are the assumed pension liability discount rate and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the valuation date. At the end of each year, we determine the assumed discount rate to be used to discount plan liabilities. In estimating this rate for 2013, we considered rates of return on high-quality, fixed-income investments that have maturities consistent with the anticipated funding requirements of the plan. The discount rates used in determining the 2013 pension cost were 3.7% to 3.9% for the defined benefit pension plans and 3.6% for the postretirement medical benefit plan. The discount rate used for determining the funded status of the plans at December 31, 2013 and determining the 2014 defined benefit pension cost was 4.5% to 4.7% for the pension plans and 4.5% for the postretirement medical plan. In estimating the discount rates, our actuaries developed a customized discount rate appropriate to the plans’ projected benefit cash flow based on yields derived from a database of long-term bonds at consistent maturity dates. We used an expected long-term rate of return on plan assets for 2013 of 8% for the pension and postretirement plans. In 2014, the Company will use 7% for the plans. We determine the expected long-term rate of return based primarily on its expectation of future returns for the plans’ investments. Additionally, we consider historical returns on comparable fixed-income and equity investments, and adjust our estimate as deemed appropriate.

All unrecognized prior service costs, remaining transition obligations or assets and actuarial gains and losses have been recognized, net of tax effects, as a charge to accumulated other comprehensive income in stockholders’ equity and will be amortized as a component of net periodic pension cost. We use a December 31 measurement date (the date at which plan assets and benefit obligations are measured) for our defined benefit plans. To fund the plans, we made cash contributions to its defined benefit plans in 2013, which totaled $0.7 million, compared with $0.6 million in 2012. The Company anticipates making approximately $0.3 million in cash contributions to its defined benefit pension plans in 2014.

New Accounting Pronouncements

In December 2011, an ASU regarding balance sheet disclosures of offsetting assets and liabilities was issued and the scope was clarified in January 2013.  This update requires disclosure on information about offsetting and related arrangements to enable users of an entity’s financial statements to understand the effect of those arrangements on its financial position.   This applies to derivatives accounted for in accordance with Topic 815, including bifurcated embedded instruments, repurchase agreements and reverse repurchase agreements and securities borrowings and securities lending transactions. We adopted this update effective January 1, 2013 and it did not have a material impact on our disclosures or consolidated financial statements.

In February 2013, an accounting standards update regarding the reporting of amounts reclassified out of accumulated other comprehensive income was issued.  This update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP.  An entity is required to apply the update prospectively for reporting periods beginning after December 15, 2012. We adopted this update effective January 1, 2013.

CONSOLIDATED RESULTS OF OPERATIONS

A discussion of the factors that affected our overall financial results for the past two years is presented below.  We also discuss our expected revenue and expense trends in “Operating Environment and Business Trends” below.

OPERATING REVENUES

2013 Compared to 2012 (as restated)

Operating revenues for the year ended December 31, 2013 increased $2.2 million, or 8%, to $30.1 million from $27.9 million in the same period in 2012. This increase was due primarily to a 17% increase in revenues from our UC segment resulting from organic growth, partially offset by a decrease of 1% in revenue from our Telephone segment.  As part of our efforts to further improve performance of the UC segment, we restructured its NCI platform business by exiting, effective September 1, 2013, our Syracuse, New York operations.  The annual revenue associated with these operations was $2.2 million for the year ended December 31, 2012.

Revenues for our UC segment increased $2.2 million, or 16%, to $15.8 million for the year ended December 31, 2013 from $13.6 million for the same period in 2012. This increase was primarily due to a $3.1 million increase in hosted recurring license and usage revenue, and a $0.8 million increase in equipment revenue, which was primarily from new customers.  These increases were partially offset by a $0.6 million decrease in wholesale carrier services resulting from our decision during 2012 to move away from this line of business, and $0.8 million decrease from the sale of our operations in Syracuse, New York.  See Note 3 to our Consolidated Financial Statements contained in Item 8 herein.

Revenues for our Telephone segment decreased $0.1 million, or 1%, to $14.3 million for the year ended December 31, 2013 from $14.4 million for the same period in 2012. This decrease was primarily attributable to a $0.9 million decrease in network access services revenue, mainly due to a decrease in access line revenues and a 34% decline in USF revenues, due to recent FCC reforms of USF funding and lower billing to carriers.  These decreases were partially offset by increases in Broadband and rate changes.

2012 (as restated) Compared to 2011

Operating revenues for the year ended December 31, 2012 increased $2.0 million, or 8% to $27.9 million from $25.9 million in the same period in 2011. This increase was due primarily to a 62% increase in revenues from our UC segment resulting from the operations associated with our acquisition of substantially all of the assets of Alteva, LLC in August 2011 (the “Alteva acquisition”), partially offset by a decrease of 18% in revenue from our Telephone segment.

Revenues for our UC segment increased $5.2 million, or 62% from $8.4 million from the year ended December 31, 2011 to $13.6 million for the year ended December 31, 2012. This increase was primarily due to an increase in hosted services revenue of $6.4 million, which includes VoIP usage, data and equipment. The increase in hosted services revenue was primarily the result of a full year of operations in 2012 associated with the Alteva acquisition as compared to a partial year in 2011.  This increase was partially offset by the decrease in wholesale carrier services of $1.3 million, or 66%, resulting from our decision during 2012 to move away from this line of business due to lower margins, which led to lower usage from wholesale customers.

Revenues for our Telephone segment decreased $3.2 million, or 18%, from $17.6 million for the year ended December 31, 2011 to $14.4 million for the year ended December 31, 2012. This decrease was partially attributable to lower network access services revenue of $1.1 million, or 14%, mainly due to lower USF revenues of $0.6 million or 23%, due to recent FCC reforms of USF funding and lower billing to carriers.  This decrease was also attributable to lower DIRECTV revenues of $0.6 million, resulting from the termination of the National Rural Telecommunications Cooperative (“NRTC”) as of August 15, 2011. We no longer bill and collect for the monthly recurring revenue for NRTC and instead we now only receive a commission on DIRECTV sales and reimbursement for installations costs.  Also contributing to this decrease was reductions in long distance revenue of $0.8 million, or 41% primarily associated with customers switching to our promotional prices and lower usage and a decrease in video revenue of $0.4 million, or 92% resulting from our exit of landline video services.

OPERATING EXPENSES

Operating expenses for year ended December 31, 2013 decreased $10.5 million, or 20%, to $41.7 million from $52.2 million for the same period in 2012. This decrease was primarily due to an $8.9 million impairment of fixed assets in the Telephone segment in 2012, which lowered the depreciable basis for the year ended December 31, 2013.  Also contributing to the decrease were the cost saving initiatives undertaken during 2013, including the restructuring of the Telephone segment, lower circuit costs, and the sale of our operations in Syracuse, New York.  See Note 3 to our Consolidated Financial Statements contained in Item 8 herein.

2013 Compared to 2012 (as restated)

Cost of Services and Products

The cost of services and products decreased $0.6 million, or 4%, to $13.5 million for the year ended December 31, 2013, from $14.1 for the same period in 2012.

Cost of services and products for our UC segment decreased $0.2 million, or 2%, to $8.8 million for the year ended December 31, 2013 from $9.0 million for the year ended December 31, 2012, and decreased as a percentage of revenue to 56% from 66%. The decrease as a percentage of revenue was due to leveraging the UC infrastructure over a larger revenue base.  The dollar decrease was primarily due to lower third-party carrier costs as part of our cost reduction initiatives and cost savings from the sale of our operations in Syracuse, New York. See Note 3 to our Consolidated Financial Statements contained in Item 8 herein.

Cost of services and products for our Telephone segment decreased $0.4 million, or 8%, to $4.7 million for the year ended December 31, 2013 from $5.1 million for the same period in 2012.  This decrease was primarily attributable to the restructuring of our Telephone segment in 2013, which included headcount reductions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2013 increased $0.3 million, or 1%, to $24.0 from $23.7 million for the same period in 2012. The increase was primarily attributable to increases in direct UC costs offset by decreases in direct Telephone costs and corporate costs that are allocated to the segments.

Selling, general and administrative expenses for our UC segment increased $0.5 million, or 3%, to $15.6 million from $15.1 million for the same period in 2012. The increase was primarily attributable to increases in the salesforce and marketing initiatives to support the growth initiatives, and increases in sales commissions as a result of the growth in revenue.  These increases were partially offset by a decrease in the allocated corporate expenses due to cost saving initiatives completed during 2013.

Selling, general and administrative expenses for our Telephone segment decreased $0.2 million, or 2%, to $8.4 million for the year ended December 31, 2013 from $8.6 million for the same period in 2012. The decrease was attributable to the restructuring of our Telephone segment in 2013, which included headcount reductions, and a decrease in allocated corporate expenses due to cost saving initiatives completed during 2013.

Impairment of Fixed Assets

At December 31, 2012, we determined that the carrying value of long-lived assets in the Telephone segment exceeded their fair value.  As a result, we incurred a fixed asset impairment charge of $8.9 million in our Telephone segment.  The fair value of long-lived assets in the Telephone segment was impacted by the continuing declines in revenues in our Telephone segment.  See Note 8 to our Consolidated Financial Statements contained in Item 8 herein.

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2013 decreased $1.7 million, or 31%, to $3.8 million from $5.5 million for the same period in 2012. This decrease was primarily due to the lower depreciable basis on our Telephone segment assets as a result of the $8.9 million write-down of property, plant and equipment during the year ended December 31, 2012.

2012 (as restated) Compared to 2011

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

Impairment of Fixed Assets

At December 31, 2012, we determined that the carrying value of long-lived assets in the Telephone segment exceeded their fair value.  As a result, we incurred a fixed asset impairment charge of $8.9 million in our Telephone segment.  The fair value of long-lived assets in the Telephone segment was impacted by the continuing declines in revenues in our Telephone segment.  See Note 8 to our Consolidated Financial Statements contained in Item 8 herein.

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

OTHER INCOME (EXPENSE)

2013 Compared to 2012 (as restated)

Total other income (expense) for the year ended December 31, 2013 increased $2.1 million, or 20%, to $12.4 million from $10.3 million in the same period 2012. This increase was primarily due to O-P distributions in excess of our proportionate share of the O-P’s income being recorded as other income as opposed to be being applied to our investment.  The excess of guaranteed distributions over our proportionate share of the O-P’s income under the 4G Agreement were first recorded as a return of capital and were not recorded on our statement of operations until all of our capital was returned and our O-P partnership capital account was at zero, which occurred during the quarter ended June 30, 2012.  All distributions we received from the O-P after June 30, 2012 were recorded as income. For more information on the 4G Agreement and the accounting treatment of the distributions we received from the O-P, see Note 10 to our consolidated financial statements contained in Item 8 herein.

2012 (as restated) Compared to 2011

Total other income (expense) for the year ended December 31, 2012 increased $2.5 million or 32% to $10.3 million from $7.8 million in the same period 2011. This is due to O-P distributions in excess of our proportionate share of the O-P’s income being recorded as other income as opposed to be being applied to our investment.  The excess of guaranteed distributions over our proportionate share of the O-P’s income under the 4G Agreement were first recorded as a return of capital and were not recorded on our statement of operations until all of our capital was returned and our O-P partnership capital account was at zero, which occurred during the quarter ended June 30, 2012.  All distributions we received from the O-P after June 30, 2012 were recorded as income. For more information on the 4G Agreement and the accounting treatment of the distributions we received from the O-P, see Note 10 to our consolidated financial statements contained in Item 8 herein.  This increase was partially offset by the payment to certain members of Alteva LLC., which was recorded as an expense of $0.5 million.

INCOME TAXES - ANNUAL PERIODS

2013 Compared to 2012 (as restated)

For the year ended December 31, 2013 we had income tax expense of $1.4 million, or 181% of income before income taxes, as compared to an income tax benefit of $3.0 million, or 22% of loss before income taxes for the year ended December 31, 2012.  The difference between our effective tax rate and the statutory federal rate of 34% is primarily due to increases in our valuation allowance by $0.9 million and $2.5 million for the years end December 31, 2013 and 2012, respectively, since we were unable to conclude that it was more likely than not that we would realize our deferred income tax assets prior to their expiration (see Note 12). The income tax benefit for the year ended December 31, 2012 was primarily attributable to the benefit recognized on current year losses, offset by the increase in our valuation allowance by $2.5 million.

2012 (as restated) Compared to 2011

For the year ended December 31, 2012 we had an income tax benefit of $3.0 million, or 22% of loss before income taxes, as compared to an income tax benefit of $0.9 million, or 23% of loss before income taxes for the year ended December 31, 2011.  During the years ended December 31, 2012 and 2011, we increased our valuation allowance by $2.5 million and $0.6 million, respectively, since we were unable to conclude that it was more likely than not that we would realize our deferred income tax assets prior to their expiration (see Note 12). The income tax benefit for the year ended December 31, 2012 was primarily attributable to the benefit recognized on current year losses, offset by the increase in our valuation allowance by $2.5 million.

INCOME TAXES - INTERIM PERIODS

During our interim periods in 2012, we were recognizing an income tax benefit at 30% to 32% of our pre-tax loss through the nine months ended September 30, 2012, however, during the three months ended December 31, 2012, we concluded that a valuation allowance for substantially all of our net deferred tax assets was necessary to properly state our deferred tax assets at the amount that is more likely than not realizable.

We determined our interim tax provisions in 2013 by developing an estimate of the annual effective tax rate and applying such rate to interim pre-tax results.  The estimated rate includes projections of tax expense on the expected increase in our valuation allowance for deferred tax assets at December 31, 2013.  During 2013, our estimate of the annual effective tax rate changed primarily due to changes in our projections of full year taxable income during the year, while the projected increase in our valuation allowance remained relatively stable.

Three and Nine Months Ended September 30, 2013 (as restated) Compared to the Three and Nine Months Ended September 30, 2012

For the three months ended September 30, 2013 we had an income tax expense of $0.7 million, or 66% of income before income taxes, as compared to an income tax benefit of $0.4 million, or 32% of loss before income taxes, for the three months ended September 30, 2012. The increase in the effective tax rate for the three months ended September 30, 2013 was principally due to the estimated effects on income tax expense of the expected increase in the valuation allowance for deferred tax assets at December 31, 2013.

For the nine months ended September 30, 2013 we had an income tax expense of $0.3 million, or 891% of loss before income taxes, as compared to an income tax benefit of $1.1 million, or 31% of loss before income taxes for the nine months ended September 30, 2012.  We had income tax expense despite generating a loss before income taxes, for the nine months ended September 30, 2013 principally due to the estimated effects on income tax expense of the expected increase in the valuation allowance for deferred tax assets at December 31, 2013 and an increase in the valuation allowance due to a change in judgment pertaining to estimates of future taxable income available to realize deferred tax assets.

Three and Six Months Ended June 30, 2013 (as restated) Compared to the Three and Six Months Ended June 30, 2012

For the three months ended June 30, 2013 we had an income tax expense of $0.2 million, or 106% of income before income taxes, as compared to an income tax benefit of $0.1 million, or 30% of loss before income taxes, for the three months ended June 30, 2012.  The increase in the effective tax rate for the three months ended June 30, 2013 was principally due to the estimated effects on income tax expense of the expected increase in the valuation allowance for deferred tax assets at December 31, 2013, and an increase in the valuation allowance due to a change in judgment pertaining to estimates of future taxable income available to realize deferred tax assets.

For the six months ended June 30, 2013 we had an income tax benefit of $0.4 million, or 34% of loss before income taxes, as compared to an income tax benefit of $0.7 million, or 31% of loss before income taxes, for the six months ended June 30, 2012.  The increase in the effective tax rate for the six months ended June 30, 2013 was principally due to the estimated effects on income tax expense of the expected increase in the valuation allowance for deferred tax assets at December 31, 2013 and an increase in the valuation allowance due to a change in judgment pertaining to estimates of future taxable income available to realize deferred tax assets

Three Months Ended March 31, 2013 (as restated) Compared to the Three Months Ended March 31, 2012

For the three months ended March 31, 2013 we had an income tax benefit of $0.5 million, or 43% of loss before income taxes, as compared to an income tax benefit of $0.6 million, or 31% of loss before income taxes, for the three months ended March 31, 2012.  The increase in the effective tax rate for the three months ended March 31, 2013 was principally due to the estimated affects on income tax expense of the expected increase in the valuation allowance for deferred tax assets at December 31, 2013.

SEGMENT RESULTS OVERVIEW

Our Unified Communications (“UC”) segment accounted for approximately 53% and 49% of our consolidated segment operating revenues in 2013 and 2012, respectively. Growth in revenue was a result of organic growth in the UC segment.  We expect this upward trend in UC revenue to continue in the future.  This segment provides enterprise hosted VoIP, hosted Microsoft Communication Services, mobile convergence and advanced voice applications for the desktop.

Our Telephone segment, which operates as a retail and wholesale seller of communications services, accounted for approximately 47% and 51% of our consolidated segment operating revenues in 2013 and 2012, respectively.  This segment provides telecommunications services, including local networks, network access, long distance voice, customer premise equipment, PBX equipment, high speed (broadband Internet) and dial-up Internet access services, wireless and directory advertising services (yellow and white pages advertising and electronic publishing).

In 2011, our UC segment accounted for approximately 32% and our Telephone segment accounted for 68% of our consolidated operating revenue.

For further segment information, see Note 17 to the Consolidated Financial Statements contained in Item 8 herein.

Orange County-Poughkeepsie Limited Partnership

We currently own an 8.108% limited partnership interest in the Orange County-Poughkeepsie Limited Partnership (the “O-P”).  Verizon Wireless of the East, L.P. (“Verizon”) is the general partner and currently has a 91.892% ownership interest in the O-P.  The O-P provides cellular telephone service throughout the Orange County-Poughkeepsie Metropolitan Service Area.  Our income from the O-P that we record as income from equity method investment was $13.0 million, $11.0 million and 7.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.  For more information on our O-P interest, see Note 10 to the Consolidated Financial Statements contained in Item 8 herein.

On May 26, 2011, we entered into an agreement with Verizon, the general partner and a limited partner of the O-P, and Cellco Partnership, the other limited partner in the O-P, to make certain changes to the O-P partnership agreement which, among other things, specifies that the O-P will provide 4G cellular services (the “4G Agreement”) and that the O-P will be converted from a wholesale business to a retail business.  The conversion of the O-P from a wholesale business to a retail business increased the cellular service costs and sales and marketing expenses incurred by the O-P, which caused a subsequent reduction in the O-P’s net income.  Regardless of the O-P’s net income, pursuant to the 4G Agreement, we received an annual cash distribution of $13.0 million, $13.0 million and $13.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

As discussed below in “Liquidity and Capital Resources,” the 4G Agreement also gives us the right to require one of the O-

P’s limited partners to purchase all of our ownership interest, which we currently intend to exercise in April 2014.

LIQUIDITY AND CAPITAL RESOURCES

We had $1.6 million of cash and cash equivalents available at December 31, 2013, as compared to $1.8 million at December 31, 2012.  Our primary source of liquidity continues to be our payments from the O-P pursuant to the 4G Agreement and borrowings under our credit facility.  Pursuant to the terms of the 4G Agreement, we received cash distributions of $13.0 million, $13.0 million and $13.6 million 2013, 2012 and 2011, respectively.  The O-P’s cash distributions are made to us on a quarterly basis.  The distributions in excess of our proportionate share of O-P income are considered a return of our investment until such time as our investment is reduced to zero.

The 4G Agreement also gives us the right to require one of the O-P’s limited partners to purchase all our ownership interest in the O-P during April 2014 for an amount equal to the greater of (a) $50 million or (b) the product of five (5) times 0.081081 times the O-P’s 2013 EBITDA, as defined in the 4G Agreement.  The Company currently intends to exercise the Put option in April 2014 (see Note 10 to our Consolidated Financial Statements contained in Item 8 herein), and expects the gross proceeds to be $50.0 million.  A portion of the gross proceeds of the Put will be used repay the outstanding debt under the TriState credit facility. Following the exercise of the Put option, we will no longer be entitled to distributions from the O-P.

In August 2013, we announced the discontinuation of dividends on our common stock to support future growth initiatives and strengthen our financial position.

On March 11, 2013, the Company entered into a credit agreement with TriState Capital Bank (“TriState”) to provide for borrowings up to $17.0 million with the ability to increase the facility for borrowings up to $20.0 million with the participation of another lender (the “Credit Agreement”).  All borrowings become due and payable on June 30, 2014. The TriState borrowings incur interest at a variable rate based on either LIBOR or a Base Rate, as defined in the Credit Agreement, plus an applicable margin of 3.50% or 2.00%, respectively. For the year ended December 31, 2013, the effective interest rate on the TriState credit facility was approximately 3.7%. As of December 31, 2013, the Company had $7.3 million available under the Credit Agreement.

Under the terms of the Credit Agreement, the Company is required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios and certain financial reporting requirements. The Company must maintain a consolidated liquidity ratio, as defined in the Credit Agreement, in excess of 1.0 to 1.0, including the value of the Put calculated in accordance with the 4G Agreement, until April 30, 2014.  The Company is required to obtain the consent of TriState prior to agreeing to any amendment to the agreements the Company has with the O-P. The Company’s obligations under the TriState credit facility are secured by all of the Company’s assets and guaranteed by all of the Company’s wholly-owned subsidiaries except for the Company’s ILEC subsidiary.  The ILEC subsidiary entered into a negative pledge agreement with TriState whereby the ILEC subsidiary agreed not to pledge any of its assets as collateral or lien to be placed on any of its assets.

As of December 31, 2012, the Company had three debt facilities.  The Company had a revolving loan facility with CoBank, ACB (“CoBank”) for $10.0 million with an interest rate (payable quarterly in arrears) at LIBOR plus 4.50%.  The interest rate on the outstanding balance under the revolving loan facility with CoBank as of December 31, 2012 was 4.71%.  The Company had an unsecured line of credit with Provident Bank (“Provident”) of $4.0 million of which the entire amount had been drawn down at December 31, 2012.  The interest rate (payable monthly in arrears) on the Provident unsecured line of credit was fixed at 2.50%.  The Company had a prior credit agreement with TriState that provided for borrowings up to $2.5 million, with a variable interest rate based on either LIBOR or a Base Rate, as defined in the Company’s credit agreement with TriState, plus an applicable margin 4.0% or 3.0%, respectively, with a maturity date of April 30, 2013.  On March 11, 2013, the Company borrowed $15.2 million to repay all borrowings outstanding under the CoBank, Provident and prior TriState credit facilities and retired those facilities.

As of December 31, 2013, we had a working capital deficit of $11.2 million, which was primarily due to borrowings of $9.7 million under the TriState credit facility that matures on June 30, 2014.  This debt was primarily incurred to fund the purchase of Alteva, LLC in 2011.

Our 2014 capital plan includes $1.2 million in expenditures, excluding seat licenses, primarily relating to the expansion of our UC and broadband products.  We expect that we will have sufficient availability to fund these purchases using the O-P distributions or proceeds from the O-P Put, and debt financing, including equipment financing facilities.

CASH FROM OPERATING ACTIVITIES

Pursuant to the 4G Agreement, we received cash distributions from the O-P of $13.0 million during the years ended December 31, 2013 and 2012.  The amount of the cash distributions we received from the O-P in excess of our proportionate share of the O-P’s income for the years ended December 31, 2013 and 2012 are included in cash from investing activities, as described in greater detail below.

During the year ended December 31, 2013, we had $2.2 million of cash provided by operating activities as compared with $2.6 million of cash used in operating activities during the year ended December 31, 2012.  The increase in operating cash flow was primarily attributable to a decrease in operating losses due to the growth in UC and cost cutting initiatives implemented during 2013.  Cash flows from operations included $7.3 million and $6.3 million of distributions from the O-P that represented our proportionate share of the O-P’s income for the years ended December 31, 2013 and 2012, respectively.

CASH FROM INVESTING ACTIVITIES

Cash flows from investing activities included $5.7 million and $6.7 million of distributions we received from the O-P in excess of our proportionate share of the O-P’s income for the years ended December 31, 2013 and 2012, respectively.  Capital expenditures totaled $0.5 million during the year December 31, 2013, as compared to $4.0 million for the corresponding period in 2012. The decrease in capital expenditures was primarily a result of $1.5 million capital expenditures related to the build out of Alteva’s innovation center and the UC headquarters in Philadelphia, Pennsylvania, as well as $1.0 million in capital expenditures related to expanding our VoIP and circuit equipment during 2012. Seat license purchases totaled $0.8 million during the years ended December 31, 2013, and 2012.  In 2013, $0.4 million of the seat license purchases were done through capital leases resulting in cash outlay of $0.4 million.  During the year ended December 31, 2013, we received $0.6 million for the sale of our operations in Syracuse, New York.  See Note 3 to our Consolidated Financial Statements contained in Item 8 herein.

CASH FROM FINANCING ACTIVITIES

We used $7.7 million in financing activities during the year ended December 31, 2013, as compared to $2.4 million for the corresponding period in 2012. Dividends declared on our common shares by the Board of Directors were $0.54 per share for the year ended December 31, 2013 and were $1.08 per share for the year ended December 31, 2012. The total amount of dividends paid on our common shares by us for each of the years ended December 31, 2013 and 2012 was $3.3 million and $6.3 million, respectively. We repaid the outstanding balances on our lines of credit with Provident Bank, CoBank and TriState during the year ended December 31, 2013 by borrowing funds under our credit facility with TriState that matures on June 30, 2014.  We made net repayments of $6.0 million against our credit facilities during the year ended December 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2013, we did not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

A summary of our material contractual obligations and commitments as of December 31, 2013 is presented below:

	Payments Due by Period
	Less			More
	than	1 - 3	3 - 5	than
(n thousands)	1 Year	Years	Years	5 Years	Total

Debt obligations	$9,698	$—	$—	$—	$9,698
Capital leases and other financing obligations	428	297	—	—	725
Interest expense (a)	219	23	—	—	242
Operating lease obligations (b)	348	712	489	1,200	2,749
Access line and license agreements obligations	1,798	3,178	396	—	5,372
Pension and postretirement benefit obligations (c)	267	—	—	6,007	6,274
Total contractual obligations and commitments	$12,758	$4,210	$885	$7,207	$25,060

(a)

Interest expense is derived from capital leases and short and long term debt arrangements. Debt under our TriState agreement is at a variable rate. Interest payments are calculated based upon a current interest rate. As of December 31, 2013, our interest rates was 3.7%. This rate and future borrowings are subject to fluctuation in the future.

(b)	We lease office space and office equipment.

(c)	Minimum contributions may vary due to performance of plan assets and are not fully estimable. Accordingly, we have classified the remaining liability in the more than 5 years category.

OPERATING ENVIRONMENT AND BUSINESS TRENDS

2014 Revenue Trends

In 2014, we expect the UC industry to continue to grow as industry experts have indicated.  Accordingly, we expect our UC revenues will continue to grow.  It is anticipated that we will continue to face the challenges found throughout the telecommunications industry, namely continued declines associated with our traditional service offerings and a reduction in USF revenue as a result of the FCC order dated November 28, 2011.

2014 Expense Trends

Expense trends in dollars related to variable component of cost of services and products will increase in tandem with our increases in expected revenues for the UC business.  We will continue to leverage or decrease the fixed components of our cost of services and products, and selling, general and administrative expenses.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not subject to any material market risk.  Our exposure to changes in interest rates results from our borrowing activities.  In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.1 million, assuming our average borrowing level remains constant, which would not materially affect our business and results of operations.  An increase in the assumed health care cost trend rate by 1.0% would increase the accumulated postretirement benefit obligation as of December 31, 2013 by approximately $0.3 million.  A 1.0% decrease in the health care cost trend rate would decrease these components by $0.2 million.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Alteva, Inc.

We have audited the accompanying consolidated balance sheet of Alteva, Inc. as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the financial statements of the Orange County-Poughkeepsie Limited Partnership (the “O-P Partnership”), a limited partnership in which the Company has an 8.108% interest.  The Company’s equity in the net income of the O-P Partnership was $7.3 million for the year ended December 31, 2013. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the O-P Partnership, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alteva, Inc. at December 31, 2013, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alteva Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 28, 2014 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, PA
March 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,

Alteva, Inc.:

We have audited the accompanying consolidated balance sheets of Alteva, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2012.    The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of the Orange County-Poughkeepsie Limited Partnership (the “O-P Partnership”), an investment that was reflected in the consolidated financial statements using the equity method of accounting.  The investment in the O-P Partnership represented 0% of total assets as of December 31, 2012 and 179% and 308% of income (loss) before income taxes for the years ended December 31, 2012 and 2011, respectively.  The financial statements of the O-P Partnership were audited by other auditors whose report thereon has been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for the O-P Partnership, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alteva, Inc. and Subsidiaries as of December 31, 2012 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2012 consolidated financial statements.

/s/ WithumSmith+Brown, PC
Princeton, New Jersey
March 18, 2013, except for Note 1, which is dated March 28, 2014

ALTEVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012	2011
	(as restated)
	(in thousands, except share and per share amounts)

Operating revenues:
Unified Communications	$15,834	$13,569	$8,360
Telephone	14,268	14,373	17,576
Total operating revenues	30,102	27,942	25,936

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization expense)	13,465	14,134	14,701
Selling, general and administrative expenses	23,989	23,702	17,558
Depreciation and amortization	3,815	5,476	5,266
Loss on disposal and restructuring costs	447	—	—
Impairment of fixed assets	—	8,883	—
Total operating expenses	41,716	52,195	37,525
Operating loss	(11,614)	(24,253)	(11,589)

Other income (expense):
Interest (expense)	(756)	(415)	(64)
Income from equity method investment	13,000	11,021	7,898
Other income (expense), net	166	(286)	(51)
Total other income, net	12,410	10,320	7,783
Income (loss) before income taxes	796	(13,933)	(3,806)

Income tax expense (benefit)	1,442	(3,044)	(885)
Net loss	(646)	(10,889)	(2,921)
Preferred dividends	25	25	25
Net loss applicable to common stock	$(671)	$(10,914)	$(2,946)

Basic loss per common share	$(0.11)	$(1.91)	$(0.54)
Basic loss per puttable common share	$—	$—	$(0.54)

Diluted loss per common share	$(0.11)	$(1.91)	$(0.54)
Diluted loss per puttable common share	$—	$—	$(0.54)

Weighted average shares of common stock used to calculate earnings (loss) per share
Basic (common)	6,111,608	5,711,815	5,413,144
Basic (puttable common)	—	—	186
Diluted (common)	6,111,608	5,711,815	5,413,144
Diluted (puttable common)	—	—	186

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

ALTEVA, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2013	2012	2011
	(as restated)
	(in thousands)

Net loss	$(646)	$(10,889)	$(2,921)

Other comprehensive income (loss):
Unrealized holding loss on short-term investments arising during the year	—	—	32
Defined benefit pension plans:
Net actuarial gain (loss)	1,960	732	(4,068)
Amortization of transition obligation	—	28	28
Amortization of prior service costs	(274)	(274)	(275)
Amortization of actuarial gain (loss)	877	1,040	849

Income tax expense (benefit)	—	546	(1,239)

Other comprehensive income (loss)	2,563	980	(2,195)

Comprehensive income (loss)	$1,917	$(9,909)	$(5,116)

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

ALTEVA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
		(as restated)
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,636	$1,799
Accounts receivable - net of allowance for uncollectibles - $378 and $638 at December 31, 2013 and 2012, respectively	2,836	3,320
Other accounts receivable	480	187
Materials and supplies	237	512
Prepaid expenses	774	1,145
Prepaid income taxes	—	924
Deferred income taxes	108	117
Total current assets	6,071	8,004
Property, plant and equipment, net	13,837	16,446
Intangibles, net	5,856	6,617
Seat licenses, net	1,749	1,514
Goodwill	9,006	9,121
Other assets	744	420
Total assets	$37,263	$42,122
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$10,126	$—
Accounts payable	944	886
Advance billing and payments	341	367
Accrued taxes	1,692	619
Pension and post retirement benefit obligations	267	1,089
Other accrued expenses	3,934	3,759
Total current liabilities	17,304	6,720
Long-term debt	297	14,095
Deferred income taxes	649	114
Pension and postretirement benefit obligations	6,007	8,095
Total liabilities	24,257	29,024

Commitments and contingencies

Shareholders’ equity
Preferred Shares - $100 par value; authorized and issued shares of 5,000; $0.01 par value authorized and unissued shares of 10,000,000	500	500
Common stock - $0.01 par value; authorized shares of 10,000,000; issued 6,970,626 and 6,576,542 shares at December 31, 2013 and 2012, respectively	70	66
Treasury stock - at cost, 829,723 and 817,700 common shares at December 31, 2013 and 2012, respectively	(7,612)	(7,486)
Additional paid in capital	13,279	11,826
Accumulated other comprehensive loss	(1,436)	(3,999)
Retained earnings	8,205	12,191
Total shareholders’ equity	13,006	13,098
Total liabilities and shareholders’ equity	$37,263	$42,122

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

ALTEVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
	(as restated)
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(646)	$(10,889)	$(2,921)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,815	5,476	5,266
Write off obsolete material and supplies	166	216	—
Stock based compensation expense	1,457	867	960
Deferred income taxes	544	(2,810)	214
Non cash interest and finance expenses	160	103	—
Impairment loss on fixed assets	—	8,883	—
Distribution in excess of income from equity investments included in net loss	(5,729)	(4,731)	—
Change in fair value of derivative liability	—	(131)	15
Loss on disposal and restructuring costs	447	—	—
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	324	(603)	522
Other accounts receivable	(260)	(13)	(80)
Materials and supplies	53	104	154
Prepaid income taxes	924	1,791	(2,715)
Prepaid expenses	367	(414)	(123)
Other assets	(328)	(216)	(103)
Accounts payable	58	(829)	379
Advance billing and payment	(17)	(23)	(7)
Accrued taxes	1,073	98	(520)
Pension and post retirement benefit obligations	(353)	177	(13)
Other accrued expenses	169	361	852
Net cash provided by (used in) operating activities	2,224	(2,583)	1,880
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(544)	(4,031)	(2,397)
Proceeds from sale of assets	550	—	—
Acquired intangibles	(79)	—	—
Purchase of seat licenses	(392)	(700)	(484)
Sales of short-term investments	—	259	2,408
Distribution in excess of income from equity investments	5,729	6,710	5,702
Business acquisition, net of cash acquired	—	—	(10,250)
Net cash provided by (used in) investing activities	5,264	2,238	(5,021)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,902	8,463	—
Proceeds from short-term borrowings	17,517	—	9,000
Repayment of long-term debt and short-term borrowings	(23,504)	(1,139)	(4,919)
Payment of fees for acquisition of debt	(63)	—	—
Payments of amount due in connection with business acquisition	—	(2,924)	(478)
Repayment of capital leases	(37)	—	(671)
Dividends (Common and Preferred)	(3,340)	(6,284)	(5,794)
Purchase of treasury stock	(126)	(547)	(321)
Net cash used in financing activities	(7,651)	(2,431)	(3,183)
Net decrease in cash and cash equivalents	(163)	(2,776)	(6,324)
Cash and cash equivalents at beginning of year	1,799	4,575	10,899
Cash and cash equivalents at end of year	$1,636	$1,799	$4,575
Supplemental disclosure of cash flow information:
Interest paid	$572	$343	$64
Income taxes paid (received)	$(910)	$21	$2,325

Supplemental disclosure of non-cash investing and financing activities:
Non-cash consideration used in business acquisition	$—	$—	$7,568
Treasury stock acquired in connection with cashless exercise of stock options	$—	$677	$1,171
Reclassification of puttable common stock to equity	$—	$4,125	$—
Capitalization of loan financing costs	$93	$63	$—
Acquisition of equipment and seat licenses under capital leases	$357	$—	$—

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

ALTEVA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

									Accumulated
	Treasury		Preferred		Common		Additional		Other
	Stock		Stock		Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
	(in thousands, except share and per share amounts)
Balance, December 31, 2010	635,189	$(4,770)	5,000	$500	6,054,741	$60	$4,063	$38,079	$(2,784)	$35,148
Net loss for the year								(2,921)		(2,921)
Change in pension and postretirement benefit plans and unrealized losses on short-term investments, net									(2,195)	(2,195)
Stock options and restricted stock issued to employees as compensation							960			960
Restricted stock issued to employees					59,779	1				1
Tax benefit for the exercise of stock options							31			31
Treasury stock purchased	100,202	(1,492)								(1,492)
Stock options exercised					103,319	1	1,137			1,138
Dividends:
Common ($1.04 per share)								(5,769)		(5,769)
Preferred ($5.00 per share)								(25)		(25)
Balance, December 31, 2011	735,391	$(6,262)	5,000	$500	6,217,839	$62	$6,191	$29,364	$(4,979)	$24,876
Net loss for the year (as restated)								(10,889)		(10,889)
Change in pension and postretirement benefit plans									980	980
Stock options and restricted stock issued to employees as compensation							867			867
Restricted stock issued to employees					40,614	1				1
Tax benefit for the exercise of stock options							(31)			(31)
Treasury stock purchased	82,309	(1,224)								(1,224)
Stock options exercised					45,610	1	676			677
Reclassification of puttable common stock					272,479	2	4,123			4,125
Dividends:
Common ($1.08 per share)								(6,259)		(6,259)
Preferred ($5.00 per share)								(25)		(25)
Balance, December 31, 2012 (as restated)	817,700	$(7,486)	5,000	$500	6,576,542	$66	$11,826	$12,191	$(3,999)	$13,098
Net loss for the year								(646)		(646)
Change in pension and postretirement benefit plans									2,563	2,563
Stock options and restricted stock issued to employees as compensation							1,453			1,453
Restricted stock issued to employees					394,084	4				4
Treasury stock purchased	12,023	(126)								(126)
Dividends:
Common ($0.54 per share)								(3,315)		(3,315)
Preferred ($5.00 per share)								(25)		(25)
Balance, December 31, 2013	829,723	$(7,612)	5,000	$500	6,970,626	$70	$13,279	$8,205	$(1,436)	$13,006

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

NOTE 1:  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On March 14, 2014, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, in consultation with management, determined that, due to an error in the application of U.S. generally accepted accounting principles (“GAAP”) for income taxes related to the determination of the valuation allowance needed to reflect its deferred tax assets at the amount that is more than likely than not realizable, the Company’s previously filed consolidated financial statements and related financial statement schedules as of and for the year ended December 31, 2012, contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012, should be restated.  In addition, the Audit Committee concluded that, due to similar errors in income tax accounting, the condensed interim financial statements as of March 31, 2013, June 30, 2013 and September 30, 2013 included in the Company’s Quarterly Reports on Forms 10-Q for the respective fiscal quarters then ended should be restated.

Effects of the Restatement

The following tables provide a summary of selected line items from the Company’s consolidated statement of operations, consolidated statement of comprehensive income (loss), consolidated statement of cash flows and consolidated statement of shareholders’ equity for the year ended December 31, 2012 and consolidated balance sheet as of December 31, 2012 affected by this restatement.  The restatement impacted the consolidated statement of operations for the three months ended December 31, 2012, and, therefore, no restatement was required for any interim periods prior to the three month period ended December 31, 2012.  The restatement impacted the condensed consolidated statements of operations and statements of comprehensive income (loss) for the three months ended March 31, 2013, for the three and six months ended June 30, 2013, and for the three and nine months ended September 30, 2013, and the condensed consolidated statements of cash flows for the three, six and nine months ended March 31, 2013, June 30, 2013 and September 30, 2013, respectively, and the condensed consolidated balance sheets as of March 31, 2013, June 30, 2013 and September 30, 2013 (see Note 18).

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2012
	($ in thousands, except per share amounts)
	As previously reported	Correction of Income Taxes	As restated

Income tax expense (benefit)	$(4,481)	$1,437	$(3,044)
Net loss	(9,452)	(1,437)	(10,889)
Net loss applicable to common stock	(9,477)	(1,437)	(10,914)
Basic loss per common share	(1.66)	(0.25)	(1.91)
Diluted loss per common share	(1.66)	(0.25)	(1.91)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31, 2012
	($ in thousands)
		Correction of
	As Previously Reported	Income Taxes	As Restated

Net loss	$(9,452)	$(1,437)	$(10,889)
Comprehensive loss	(8,472)	(1,437)	(9,909)

CONSOLIDATED BALANCE SHEET

	As of December 31, 2012
	($ in thousands)
		Correction of
	As Previously Reported	Deferred Taxes	As Restated

Current assets:
Prepaid income taxes	$1,222	$(298)	$924
Deferred income taxes	268	(151)	117
Total current assets	8,453	(449)	8,004
Long-term assets:
Deferred income taxes	874	(874)	—
Total assets	43,445	(1,323)	42,122
Long-term liabilities:
Deferred income taxes	—	114	114
Total liabilities	28,910	114	29,024
Retained earnings	13,628	(1,437)	12,191
Total shareholders’ equity	14,535	(1,437)	13,098
Total liabilities and shareholders’ equity	43,445	(1,323)	42,122

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2012
	($ in thousands)
		Correction of
	As Previously Reported	Income Taxes	As restated

Net loss	$(9,452)	$(1,437)	$(10,889)
Deferred income taxes	(3,949)	1,139	(2,810)
Prepaid income taxes	1,493	298	1,791
Net cash used in operating activities	(2,583)	—	(2,583)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	As previously reported		Correction of income taxes		As restated
	Retained Earnings	Total Shareholders’ Equity	Retained Earnings	Total Shareholders’ Equity	Retained Earnings	Total Shareholders’ Equity
	($ in thousands)
Balance, December 31, 2011	$29,364	$24,876	$—	$—	$29,364	$24,876
Net loss for the year	(9,452)	(9,452)	(1,437)	(1,437)	(10,889)	(10,889)
Balance, December 31, 2012	13,628	14,535	(1,437)	(1,437)	12,191	13,098

NOTE 2:  NATURE OF OPERATIONS AND CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Nature of Operations

Alteva, Inc., formerly known as Warwick Valley Telephone Company, (“Alteva,” or the “Company”) is a cloud-based communications company that provides Unified Communications (“UC”) solutions and enterprise hosted Voice over Internet Protocol (“VoIP”) and operates as a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey.  Unless otherwise indicated or unless the context requires, all references to the Company means the Company and its wholly-owned subsidiaries.  The Company delivers cloud-based UC solutions including VoIP hosted Microsoft Communication Services, fixed mobile convergence and advanced voice applications for a broad customer base including, medium and large-sized businesses and enterprise business customers.  The Company’s ILEC operations consist of providing local and toll telephone service to residential and business customers, Internet high-speed broadband service, and satellite television services provided by DIRECTV.

On January 22, 2013, the Company announced that it would begin conducting business under the name Alteva and on May 16, 2013 the shareholders approved the proposal to amend the Company’s certificate of incorporation to change its name to Alteva, Inc.  On February 4, 2013 in conjunction with the Company doing business as Alteva, the Company’s ticker symbol on the NYSE MKT exchange was changed from WVT to ALTV.

Basis of Presentation

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions and balances have been eliminated in the consolidated financial statements

The Company’s interest in the Orange County-Poughkeepsie Limited Partnership (“O-P”) is accounted for under the equity method of accounting (Note 10).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.  Significant estimates include, but are not limited to, depreciation expense, allowance for doubtful accounts, long-lived assets, pension and postretirement expenses, Telephone revenue realized under pooling arrangements, and income taxes.  Actual results could differ from those estimates.

Revenue Recognition

The Company derives its revenue from the sale of UC services as well as traditional telephone services.

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

UC

The Company’s UC services and solutions consist primarily of its hosted VoIP UC system, certain UC applications, and other professional services associated with the installation and activation. Additionally, the Company offers customers the ability to purchase telephone equipment from the Company directly or independently from external vendors.

Multiple element arrangements primarily include the sale of telephone equipment, along with professional services associated with installation, activation and implementation services, as well as follow on hosting services.  The Company has concluded that the separate units of accounting in these arrangements consist of (i) the telephone equipment sale and (ii) the professional services provided combined with the follow on hosting services.  The professional services provided do not constitute a separate unit of accounting as they do not have value to the customer on a stand-alone basis.  Arrangement consideration is allocated to the separate units of accounting based on the relative selling price.  The selling price for telephone equipment is based on third-party evidence representing list prices for similar equipment when sold a stand-alone basis.  The selling price for professional and hosting services is based on the Company’s best estimate of selling price (BESP).  The Company develops its BESP by considering pricing practices, margin, competition and overall market trends.

The Company bills a portion of its monthly recurring hosted service revenue a month in advance. Any amounts billed and collected, but for which the service is not yet delivered, are included in deferred revenue. These amounts are recognized as revenues only when the service is delivered.

Equipment sales associated with the sale of telephone equipment is recognized upon delivery to the customer, as it is considered to be a separate earnings process. The sales are recognized on a gross basis, as the Company is considered the principal obligor in customer transactions among other considerations.  Other upfront fees, excluding equipment, along with associated costs, up to but not exceeding these fees, are deferred and recognized over the estimated life of the customer relationship.  The Company has estimated its customer relationship life at eight years and evaluates it periodically for continued appropriateness.

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

Certain revenue is realized under pooling arrangements with other service providers and is divided among the companies based on respective costs and investments to provide the services. The companies that take part in pooling arrangements may adjust their costs and investments for a period of two years, which causes the funds distributed by the pool to be adjusted retroactively. The Company believes that recorded amounts represent reasonable estimates of the final distribution from these pools. However, to the extent that the companies participating in these pools make adjustments, there will be corresponding adjustments to the Company’s recorded revenue in future periods.

Revenue from these pooling arrangements which includes Universal Service Funds (“USF”) and National Exchange Carrier Association (“NECA”) pool settlements, accounted for 5%, 8% and 11% of the Company’s consolidated revenues for the years December 31, 2013, 2012 and 2011, respectively.

Allowance for Uncollectible Accounts

The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company.  A specific reserve for doubtful receivables is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for doubtful receivables based on the length of time specific receivables are past due based on past experience. Uncollectible accounts are charged against the allowance for doubtful accounts and subsequent cash recoveries of previously written-off bad debts are credited to the account.  The following is a schedule of allowance for uncollectible accounts for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011

Balance at the beginning of the year	$638	$759	350
Additions (reductions) charges to expense	(125)	672	534
Recoveries of previous write offs	97	24	44
Current period write offs	(232)	(817)	(169)
Balance at the end of the year	$378	$638	$759

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred.  Advertising and promotional expenses were $1.1 million, $1.0 million, and $1.1 million for 2013, 2012 and 2011, respectively.

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

The process of providing for income taxes and determining the related balance sheet accounts requires management to assess uncertainties, make judgments regarding outcomes and utilize estimates. Management must make judgments currently about such uncertainties and determine estimates of the Company’s tax assets and liabilities. To the extent the final outcome differs, future adjustments to the Company’s tax assets and liabilities may be necessary.

The Company assesses the realizability of its deferred tax assets, taking into consideration future reversals of existing temporary differences, the Company’s forecast of future taxable income principally arising from its O-P put (see Note 10), and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, management must evaluate the need for, and the amount of, valuation allowances against the Company’s deferred tax assets. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required.

Accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless they are expected to be paid within one year.  The Company has adopted the accounting guidance for uncertain tax positions and has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements as of December 31, 2013 and 2012. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense.

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

Materials and Supplies

The Company’s materials and supplies are carried at average cost, net of reserves for obsolescence, and consist principally of telephone equipment, telephone pole and wiring spare parts and other ancillary equipment for resale.

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

Fair Value of Financial Instruments

As of December 31, 2013 and 2012, the Company’s financial instruments consisted of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, and debt.  The Company believes that the carrying values of cash, cash equivalents, short-term investments, accounts receivable and accounts payable at December 31, 2013 and 2012 approximated fair value due to their short-term maturity.  Based on the borrowing rates currently available to the Company for loans of similar terms, the Company has determined that the carrying value of its debt approximates fair value.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the net fair value of identifiable assets acquired and liabilities assumed.  Goodwill is not amortized, rather tested for impairment at least annually.  The Company’s impairment testing for goodwill is performed annually on December 31, or whenever events or circumstances indicate that there may be impairment.   For the purpose of the goodwill impairment test, the Company can elect to perform a qualitative analysis to determine if it is more likely than not that the fair values of its reporting units are less than the respective carrying values of those reporting units. The Company elected to bypass performing the qualitative screen and went directly to performing the first step quantitative analysis of the goodwill impairment test in the current year. The first step in the quantitative process is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The Company would be required to record any such impairment losses.

Seat Licenses and Other Intangible Assets

Seat license are amortized by the straight-line method over their useful lives of 5 years.  Other intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 3 to 15 years.

Impairment of Long-Lived Assets

The Company reviews business conditions to determine the recoverability of the carrying value of its long-lived assets, seat licenses and other intangibles on a periodic basis in order to identify business conditions that may indicate a possible impairment.  The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows.  If total expected future undiscounted cash flows are less than the carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected market value or future discounted cash flows) and the carrying value of the assets.  The Company periodically performs evaluations of the recoverability of the carrying value of its long-lived assets using gross undiscounted cash flow projections.  The cash flow projections include long-term forecasts of revenue growth, gross margins and capital expenditures.  All of these items require significant judgment and assumptions.  The Company believes its estimates are reasonable, based on information available at the time they were made (see Note 8).  However, if the estimates of future cash flows are different, the Company may conclude that some of its long-lived assets were not recoverable, which would likely cause the Company to record a material impairment charge.  Also, if future cash flows are significantly lower than projections, the Company may determine at some future date that all or a portion of its long-lived assets are not recoverable.

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

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for the award of an equity instrument based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period.

Restricted Stock

The fair value of restricted stock is based on the closing market price of the Company’s common stock on the day before the date of grant. These awards generally vest, and are settled in common stock, over a 3 year period from the date of grant. The Company recognizes compensation expense using the straight-line method over the life of the restricted stock.

Stock Options

The fair value of the options granted is estimated at the date of grant using the Black-Scholes option-pricing model utilizing assumptions based on historical data and current market data. The assumptions include expected term of the options, risk-free interest rate, expected volatility, and dividend yield. The expected term represents the expected amount of time that options granted are expected to be outstanding. The Company used the simplified method as the Company’s Long-Term Incentive Plan was put in place in 2008 and does not have enough exercises to generate a historical trend. The interest rate is based U.S. Treasury yield curve at the time of grant with a term equal to the expected term of the option. Expected volatility is estimated using historical volatility rates based on historical monthly price changes. The Company’s dividend yield is based on historical data. The Company recognizes compensation expense using the straight-line method over the vesting period of the options.

Fair Value

Fair value is the estimated price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company is required by accounting standards to provide the disclosure framework for measuring fair value and expanded disclosure about fair value measurements.  Fair value measurements are classified and disclosed in one of the following categories:

Level 1:                                                    Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:                                                    These are inputs, other than quoted prices that are included in Level 1, which are observable in the marketplace throughout the term of the assets or liabilities, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

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

The Company measured its pension and postretirement plan assets at fair value as of December 31, 2013 and 2012 (see Note 12).  The Company does not have any other financial assets or liabilities measured at fair value on a recurring basis.

Reclassifications

Certain items in 2012 and 2011 in the Consolidated Statement of Comprehensive Loss and pension plans and other postretirement obligations footnote (see Note 13) have been reclassified to conform with 2013 presentation.

NOTE 3:  BUSINESS RESTRUCTURING

As part of its efforts to improve performance of the UC segment, the Company initiated a restructuring of its business by disposing of its Syracuse, New York operations.  The Company analyzed and determined that the disposal was not a component of an entity and did not qualify for discontinued operations treatment. Effective September 1, 2013, the Company sold certain assets of its wholly-owned subsidiary Alteva of Syracuse, Inc. to a third-party for approximately $0.6 million.  The Company recorded a $0.4 million loss in the year ended December 31, 2013 relating to the exiting of the Syracuse operations, which included a $0.1 million write down of goodwill.

NOTE 4:  BUSINESS COMBINATIONS

On August 5, 2011, a wholly-owned subsidiary of the Company purchased substantially all of the assets and assumed certain of the liabilities (including certain of its contracts, debt owed under specified capital leases and certain accounts payable) of Alteva, LLC, a cloud-based UC solutions provider and enterprise hosted VoIP provider, in exchange for cash and stock valued at $17.8 million pursuant to the terms of the asset purchase agreement between the Company and Alteva, LLC (the “Alteva Agreement”).  The issuance of the Company’s common stock contemplated under the Alteva Agreement was subject to regulatory approval by the New York State Public Service Commission (“NYPSC”) and the New Jersey Board of Public Utilities (“NJBPU”), both of which approved the transaction in October 2011.  The assets acquired included Alteva, LLC’s VoIP line of business, which provides communication services for commercial customers and unified communication lines of business.  This acquisition extended the Company’s VoIP services to New Jersey, Pennsylvania and various other states and continues the Company’s corporate strategy to expand its UC business.

The results of Alteva LLC’s operations have been included in the Company’s consolidated financial statements since August 5, 2011. The Company incurred $0.8 million of acquisition-related costs as general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2011.  The revenue from the Alteva business included in the Company’s statement of operations for the five months (since August 2011) ended December 31, 2011 was $3.1 million and the net loss before income taxes was $0.7 million.

The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on the acquisition date.  The excess of the purchase consideration over the fair value of the net assets acquired has been allocated to goodwill.  The Company engaged a third-party valuation group to assist them in the valuation of the assets acquired and liabilities assumed.

In connection with the Company’s acquisition of substantially all of the assets and assumption of certain liabilities of Alteva, LLC, the members of Alteva, LLC were granted shares of the Company’s common stock as partial consideration in the acquisition (the “Alteva Shares”).  All the members of Alteva, LLC, except for David Cuthbert (the “Selling Holders”) agreed to shares containing price protection in which if they sold their shares in one or more blocks prior to October 22, 2012 the Company would pay the difference between the price at exercise and $14.68. The Selling Holders sold all of their Alteva Shares in a block trade on September 21, 2012 for $12.55 per share, resulting in a payment by the Company to the selling shareholders of $0.5 million in October 2012. The expense recorded in connection with this liability was included in other income (expense), net in the statement of operations for the year ended December 31, 2012.  Mr. Cuthbert entered into a separate agreement in which he could sell his Alteva Shares at $14.68 from October 21, 2012 to December 20, 2012.  Mr. Cuthbert sold his Alteva Shares on October 21, 2012, in which the Company paid Mr. Cuthbert $0.4 million.

The customer relationships intangible asset has a weighted-average useful life of eight years and the trade name intangible asset has an estimated useful life of 15 years.  In addition, the Company recorded goodwill in the amount of $9.1 million as of August 5, 2011.  For tax purposes goodwill will be amortized over 15 years.

NOTE 5:  NEW ACCOUNTING PRONOUNCEMENTS

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

In February 2013, an ASU regarding the reporting of amounts reclassified out of accumulated other comprehensive income was issued.  This update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP.  The Company adopted this standard effective January 1, 2013.

NOTE 6:  GOODWILL

The Company’s impairment testing for goodwill is performed annually on December 31, or whenever events or circumstances indicate that there may be an impairment.   The Company has determined that its operating segments are the applicable reporting units because they are the lowest level at which discrete, reliable financial and cash flow information is regularly reviewed by segment management.  For the purpose of the goodwill impairment test, the Company can elect to perform a qualitative analysis to determine if it is more likely than not that the fair values of its reporting units are less than the respective carrying values of those reporting units.  If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value, then a company is required to perform the second step of the two-step goodwill impairment test.

The following table presents details of the Company’s goodwill:

	As of December 31,
	2013	2012
	($ in thousands)
Beginning of year, Goodwill - Unified Communications	$9,121	$9,121
Disposals	(115)	—
End of year, Goodwill - Unified Communications	$9,006	$9,121

For its 2013 goodwill impairment testing, the Company elected to bypass performing the qualitative screen and went directly to performing the first step quantitative analysis of the goodwill impairment test in the current year, primarily due to the UC segment’s historical operating losses that have been generated since the goodwill was acquired in August 2011.  Management believes that these operating losses were a result of the investments made to support the future growth of the UC segment and are not indicative of the future operating performance of the UC segment.

The estimated fair value of the Company’s UC reporting unit is based on a weighting of the income and market approaches, with significant weighting given to the income approach. The Company principally relied on a discounted cash flow analysis to determine the fair value of the UC reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The Company believes that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sale transaction. The annual goodwill impairment test requires us to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based upon the Company’s long-range plan. The Company’s long-range plan is updated as part of its annual planning process and is reviewed and approved by management.  The growth rates are based upon the UC segment’s historical performance and the future expectations of the unified communications industry.  The future profitability is based upon the Company’s estimated expenses required to obtain and support the estimated revenue growth, and the UC segment’s ability to leverage its current infrastructure.  The UC segment and unified communications industry have experienced strong growth in recent years.  The discount rate is an estimate of the overall after-tax rate of return required by a market participant, whose weighted average cost of capital includes both equity and debt, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. In order to evaluate the sensitivity of the goodwill impairment test to changes in the fair value calculations, the Company applied a hypothetical 20% decrease in fair value of the UC reporting unit. The 2013 results (expressed as a percentage of carrying value for the unit) showed that, despite the hypothetical 20% decrease in fair value, the fair value of the Company’s UC reporting unit still exceeded the carrying value by over 10%.

NOTE 7:  SEAT LICENSES AND OTHER INTANGIBLE ASSETS

The components of seat licenses are as follows:

	Gross	Accumulated	Net
($ in thousands)	Value	Amortization	Value
As of December 31, 2013
Seat licenses	$2,606	$(857)	$1,749

	Gross	Accumulated	Net
($ in thousands)	Value	Amortization	Value
As of December 31, 2012
Seat licenses	$2,072	$(558)	$1,514

The amortization expense is recorded in the consolidated statements of operations under depreciation and amortization in the amounts of $0.5 million, $0.3 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.  In 2013, the Company utilized $0.4 million of capital leases to purchase seat licenses.  Terms of these capital leases are up to three years.  Amortization of the seat licenses associated with capital leases are included in the depreciation and amortization line of the consolidated statements of operations.

Future amortization expense is expected to be recorded as follows:

Amount
Year	($ in thousands)
2014	$507
2015	504
2016	416
2017	199
2018	35

The components of other intangible assets are as follows:

	Average Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of December 31, 2013
Customer relationships	8 years	$5,400	$(1,631)	$3,769
Trade name	15 years	2,400	(387)	2,013
Website	12 years	79	(5)	74
Total		$7,879	$(2,023)	$5,856

	Average Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of December 31, 2012
Customer relationships	8 years	$5,400	$(956)	$4,444
Trade name	15 years	2,400	(227)	2,173
Total		$7,800	$(1,183)	$6,617

The amortization expense is recorded in the consolidated statements of operations under depreciation and amortization in the amounts of $0.8 million, $0.9 million and $0.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Future amortization expense is expected to be recorded as follows:

Amount
Year	($ in thousands)
2014	$846
2015	846
2016	844
2017	839
2018	839

NOTE 8:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following as of December 31, 2013 and 2012:

	As of December 31,
($ in thousands)	2013	2012

Land, buildings and other support equipment	$10,777	$10,647
Network communications equipment	31,289	35,183
Telephone and online plant	34,307	33,935
Plant in service	76,373	79,765
Plant under construction	24	34
	76,397	79,799
Less: Accumulated depreciation	62,560	63,353
Property, plant and equipment, net	$13,837	$16,446

Depreciation expense is based on the straight-line method.  Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $2.5 million, $4.2 million, and $4.8 million, respectively.

In 2012, the Company determined that there was triggering event in its Telephone segment due to the continued decline in access lines resulting in declining revenue.  Accordingly, the Company performed an undiscounted cash flow analysis on its Telephone assets.  As the Company did not pass the recoverability test, it proceeded to perform a discounted cash flow to measure the assets fair value.  The fair value calculations for the Telephone segment assumed long-term revenue declines ranging from approximately 3 to 7 percent and weighted average cost of capital of approximately 10 percent. The Company’s 2012 impairment test for long-lived assets indicated that the carrying value of its Telephone segment exceeded its fair value.

As a result of the impairment testing, the Company recorded, in operating expenses, a long-lived asset impairment charges of $8.9 million in the Telephone segment in the year ended December 31, 2012.  The Company did not record any long-lived impairment charges for the year ended December 31, 2013.

NOTE 9: SEVERANCE

On March 5, 2013, the Company announced the termination of an employment agreement between the Company and Duane W. Albro (“Mr. Albro”), dated December 14, 2011 (the “Employment Agreement”), and the departure of Mr. Albro as Chief Executive Officer of the Company, effective immediately.

Under the terms of the separation agreement signed in May 2013, and consistent with the Employment Agreement, Mr. Albro received a lump-sum cash payment of $0.5 million, which represented one year’s annual salary and a lump-sum separation benefit, which was paid in the second quarter of 2013.  Also under the separation agreement, the Company accelerated the unvested portions of Mr. Albro’s equity based awards, which was accounted for as a forfeiture and issuance of new award equivalent to his unvested awards at his departure date.  The revaluation of the new awards, along with their immediate vesting, resulted in a nominal recognition of non-cash stock-based expense during the second quarter 2013.

On May 21, 2013, the Company announced a reduction in workforce of its Warwick, New York facility of approximately 17% due to the decline in work associated with the Telephone segment.  Total expense recognized in selling general and administrative expenses during the second quarter of 2013 related to this reduction was $0.3 million.  As of December 31, 2013, the liability reported in other accrued expenses was $0.2 million, which the Company expects to pay-out through August 2014.

NOTE 10:  ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

The Company is a limited partner in the Orange County-Poughkeepsie Limited Partnership (“O-P”) and has an 8.108% limited partnership interest as of December 31, 2013 and 2012, which is accounted for under the equity method of accounting.  The majority owner and general partner of the O-P is Verizon Wireless of the East LP (“Verizon”).

On May 26, 2011, the Company entered into an agreement with Verizon and Cellco Partnership, the other limited partner, in the O-P to make certain changes to the O-P partnership agreement which, among other things, specifies that the O-P will provide 4G cellular services (the “4G Agreement”).  The 4G Agreement provides that the O-P’s business will be converted from a wholesale business to a retail business.  The 4G Agreement provided for guaranteed annual cash distributions to the Company from the O-P through 2013.  For the years ended December 31, 2013, 2012 and 2011, the Company received annual cash distributions from the O-P of $13.0 million, $13.0 million and $13.6 million, respectively.  The 4G Agreement also gives the Company the right (the “Put”) to require Verizon to purchase all of the Company’s ownership interest in the O-P during April 2013 or April 2014 for an amount equal to the greater of (a) $50.0 million or (b) the product of five (5) times 0.081081 times the O-P’s EBITDA, as defined in the 4G Agreement for the calendar year preceding the exercise of the Put.

The Company currently intends to exercise the Put option in April 2014.  The gross proceeds of the Put are expected to be $50.0 million and are expected to be used to pay taxes on the related gain, repay outstanding senior debt, fund working capital needs and support growth initiatives.

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

The following summarizes the income statement for the years ended December 31, 2013, 2012 and 2011 that O-P provided to the Company:

	For the Years Ended December 31,
($ in thousands)	2013	2012	2011 (1)

Net revenue	$331,278	$310,416	$273,340
Cellular service cost	156,699	151,712	122,142
Operating expenses	84,927	81,152	53,832
Operating income	89,652	77,552	97,366
Other income	27	14	40
Net income	$89,679	$77,566	$97,406
Company share	$7,271	$6,290	$7,898

(1) The twelve months ended December 31, 2011 income statement represents five months of the O-P operating as a wholesale business and seven months of the O-P operating as a retail business in accordance with Amendment 6 to the O-P Limited Partnership Agreement effective May 1, 2011.

The following summarizes the balance sheet as of December 31, 2013 and 2012 that O-P provided to the Company:

	As of December 31,
($ in thousands)	2013	2012

Current assets	$23,351	$22,370
Property, plant and equipment, net	41,646	41,072
Other Assets	365	—
Total assets	$65,362	$63,442

Total liabilities	$17,887	$30,162
Partners’ capital	47,475	33,280
Total liabilities and partners’ capital	$65,362	$63,442

NOTE 11:  DEBT OBLIGATIONS

Debt obligations consisted of the following at December 31:

	As of December 31,
($ in thousands)	2013	2012

Short-term debt:
Capital leases and other borrowings, current portion	$428	$—
TriState credit line	9,698	—
	10,126	—
Long-term debt:
Capital leases and other borrowings	297	—
CoBank ACB revolving loan facility	—	8,595
Provident Bank credit line	—	4,000
TriState credit line	—	1,500
	297	14,095
Total debt obligations	$10,423	$14,095

On March 11, 2013, the Company entered into a new credit agreement with TriState Capital Bank (“TriState”) to provide for borrowings up to $17.0 million with the ability to increase the facility for borrowings up to $20.0 million with the participation of another lender (the “Credit Agreement”).  All borrowings become due and payable on June 30, 2014. The TriState borrowings incur interest at a variable rate based on either LIBOR or a Base Rate, as defined in the Credit Agreement, plus an applicable margin of 3.50% or 2.00%, respectively. For the year ended December 31, 2013, the effective interest rate on the TriState credit facility was approximately 3.7%. As of December 31, 2013, the Company had $7.3 million available under the Credit Agreement.

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

The Company currently intends to exercise the Put option in April 2014 (see Note 10).  A portion of the proceeds of the Put will be used repay the outstanding debt under the TriState credit facility.

As of December 31, 2012, the Company had three debt facilities.  The Company had a revolving loan facility with CoBank, ACB (“CoBank”) for $10.0 million with an interest rate (payable quarterly in arrears) at LIBOR plus 4.50%.  The interest rate on the outstanding balance under the revolving loan facility with CoBank as of December 31, 2012 was 4.71%.  The Company had an unsecured line of credit with Provident Bank (“Provident”) of $4.0 million of which the entire amount had been drawn down at December 31, 2012.  The interest rate (payable monthly in arrears) on the Provident unsecured line of credit was fixed at 2.50%.  The Company had a credit agreement with TriState that provided for borrowings up to $2.5 million, with a variable interest rate based on either LIBOR or a Base Rate, as defined in the Company’s credit agreement with TriState, plus an applicable margin 4.0% or 3.0%, respectively. On March 11, 2013, the Company borrowed $15.2 million to repay all borrowings outstanding under the CoBank, Provident and prior TriState credit facilities and retired those facilities.

NOTE 12:  INCOME TAXES

On March 14, 2014, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, in consultation with management, determined that, due to an error in the application of U.S. generally accepted accounting principles (“GAAP”) for income taxes related to the determination of the valuation allowance needed to reflect its deferred tax assets at the amount that is more than likely than not realizable, the Company’s previously filed consolidated financial statements and related financial statement schedules as of and for the year ended December 31, 2012, contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012, should be restated.  This conclusion was reached because the Company determined that it overstated its prepaid income taxes and deferred income taxes in the consolidated balance sheet at December 31, 2012 by $0.3 million and $1.1 million, respectively, due to the need to increase its valuation allowance, which resulted in an understatement of the net loss reported for the year ended December 31, 2012 by $1.4 million.

In addition, the Audit Committee concluded that, due to similar errors in income tax accounting, the condensed interim financial statements as of March 31, 2013, June 30, 2013 and September 30, 2013 included in the Company’s Quarterly Reports on Forms 10-Q for the respective fiscal quarters then ended should be restated.

The federal and state components of the provision for (benefit from) income taxes are presented in the following table:

	For the Years Ended December 31,
	2013	2012	2011
		(as restated)
	($ in thousands)
Provision for (benefit from) for income tax
Current:
Federal	$876	$(232)	$(1,150)
State and local	22	(2)	51
	898	(234)	(1,099)
Deferred:
Federal	463	(2,824)	(269)
State and local	81	14	483
	544	(2,810)	214
Provision for (benefit from) income taxes	$1,442	$(3,044)	$(885)

Deferred income taxes arise because of differences in the book and tax basis of certain assets and liabilities and tax credit and operating loss carryforwards. Deferred income tax assets and liabilities consist of the following:

	As of December 31,
($ in thousands)	2013	2012
		(as restated)
Deferred income tax assets:
Employee pensions and other benefits	$2,226	$3,285
State net operating loss carryforwards	1,040	1,181
Equity compensation expense	563	244
Intangible assets	785	615
Other	756	473
Total deferred income tax assets	5,370	5,798

Valuation allowance	(3,163)	(3,198)

Deferred income tax liabilities:
Property, plant and equipment	2,001	2,161
Tax amortizable goodwill	541	331
Other	206	105
Total deferred income tax liabilities	2,748	2,597
Net deferred income tax assets (liabilities)	$(541)	$3

Based on a current evaluation of expected future taxable income, the Company determined it is not more-likely-than-not that all deferred tax assets will be realized. Therefore, the Company maintained a valuation allowance against its deferred tax assets as of December 31, 2013 and 2012.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible and the tax credits and loss carryforwards are available to reduce taxable income. In making its assessment, the Company considered all sources of taxable income including carryback potential, future reversals of existing deferred tax liabilities, prudent and feasible tax planning strategies, and lastly, objectively verifiable projections of future taxable income exclusive of reversing temporary differences and carryforwards.  At December 31, 2013 and 2012, the Company concluded that its existing deferred tax liabilities represented a source of taxable income to realize its deferred tax assets, exclusive of the deferred tax liability associated with tax amortizable goodwill.  At December 31, 2012, the Company concluded that projections of future taxable income (exclusive of reversing temporary differences and carryforwards) provided support for the realization of additional deferred tax assets of approximately $0.3 million.  At December 31, 2013, projections of future taxable income did not provide an additional source of income in the evaluation of the realization of deferred tax assets.  Carryback potential and prudent and feasible tax planning strategies did not provide a source of taxable income in either 2013 or 2012.  The Company will continue to assess all available evidence during future periods to evaluate the realization of its deferred tax assets.

The following summarizes the changes in the Company’s valuation allowance on deferred tax assets for the period indicated:

	Years Ended December 31,
	2013	2012	2011
		(as restated)

Balance at the beginning of the period	$3,198	$693	$125
Amounts charged to expense	874	2,505	568
Other increases (decreases)	(909)	—	—
Balance at the end of the period	$3,163	$3,198	$693

For the year ended December 31, 2012, the Company’s valuation allowance increased by $2.5 million in order to establish a valuation allowance on substantially all of its net deferred tax assets.

For the year ended December 31, 2013, the net decrease in the Company’s deferred tax assets related principally to its unfunded postretirement liability and the corresponding decrease to the valuation allowance has been recorded within other comprehensive income/(loss).  The Company recorded a charge to income of $0.9 million to increase the valuation allowance on the remaining net deferred tax assets at December 31, 2013.

The difference between tax expense (benefit) and the amount computed by applying the statutory federal income tax rate (34%) to income (loss) before income taxes is as follows:

	Years Ended December 31,
($ in thousands)	2013	2012	2011
		(as restated)

Statutory rate applied to pre-tax income (loss)	$271	$(4,737)	$(1,294)
Add (deduct):
State income taxes, net	192	(981)	(215)
Valuation allowance	874	2,505	568
Other	105	169	56
Income taxes (benefit)	$1,442	$(3,044)	$(885)

Accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless they are expected to be paid within one year.  The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements as of December 31, 2013 and 2012.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense.  For the years ended December 31, 2013, 2012 and 2011, there was no interest expense relating to unrecognized tax benefits.

The Company has state net operating loss carry-forwards in the amount of approximately $18.8 million as of December 31, 2013.  These losses expire through 2033.

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

The components of the pension and postretirement expense (credit) for the years ended December 31 are as follows:

	Pension Benefits			Postretirement Benefits
	For the Years Ended December 31,
($ in thousands)	2013	2012	2011	2013	2012	2011
Components of net periodic costs:
Service cost	$—	$—	$—	$13	$14	$14
Interest cost	756	759	860	112	226	238
Expected return on plan assets	(975)	(876)	(913)	(178)	(173)	(168)
Amortization of transition asset	—	—	—	—	28	28
Amortization of prior service cost	56	56	56	(330)	(330)	(330)
Recognized actuarial (gain) loss	840	909	755	37	131	94
Net periodic loss (gain)	$677	$848	$758	$(346)	$(104)	$(124)

The amortization of prior service cost and recognized actuarial (gain) loss included in pension and postretirement expense represent reclassifications out of other comprehensive income (loss).

The estimated amounts for the defined benefit pension plans and the postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost (income) over the next fiscal year are as follows:

		Postretirement
($ in thousands)	Pension Plans	Benefits

Amortization of net actuarial loss	$710	$24

Amortization of prior service cost (credit)	$56	$(330)

The following table presents a summary of the projected benefit obligation and assets of the plans at December 31:

			Postretirement
	Pension Benefits		Benefits
	For the Years Ended December 31,
($ in thousands)	2013	2012	2013	2012
Change in Benefit Obligation
Benefit obligation, beginning of year	$19,908	$18,556	$3,655	$5,143
Service cost	—	—	13	14
Interest cost	756	759	112	226
Actuarial losses (income)	(1,240)	1,518	(805)	(1,595)
Benefit payments	(931)	(925)	(133)	(133)
Benefit obligation, end of year	18,493	19,908	2,842	3,655

Changes in fair value of plan assets
Fair value of plan assets, beginning of year	12,443	11,265	2,221	2,167
Actual return on plan	1,084	1,648	(16)	54
Employer contributions	520	455	134	133
Benefit payments	(931)	(925)	(133)	(133)

Fair value of plan assets, end of year	13,116	12,443	2,206	2,221
Unfunded status, end of year	$(5,377)	$(7,465)	$(636)	$(1,434)

Amounts recognized in the consolidated balance sheets consisted of the following:

			Postretirement
	Pension Benefits		Benefits
	As of December 31,
($ in thousands)	2013	2012	2013	2012

Pension and postretirement benefit obligations-current	$(267)	$(954)	$—	$(135)
Pension and postretirement benefit obligations-long term	(5,110)	(6,511)	(636)	(1,299)
Total	$(5,377)	$(7,465)	$(636)	$(1,434)

The Company also has deferred compensation agreements in place with certain former officers that became effective upon retirement.  These non-qualified plans are not currently funded and a liability representing the present value of future payments has been established, with balances of $0.3 million as of December 31, 2013 and 2012.

Amounts recognized in the accumulated other comprehensive loss, net of tax, consisted of the following:

	Pension Benefits		Postretirement Benefits
	For the Years Ended December 31,
($ in thousands)	2013	2012	2013	2012

Actuarial net (loss) gain	$(3,824)	$(6,013)	$(168)	$(815)
Net prior service credit	(178)	(234)	507	837

Income tax expense (benefit)	(2,433)	(2,234)	206	8
Total	$(1,569)	$(4,013)	$133	$14

Actuarial assumptions used to calculate the projected benefit obligation were as follows for the years ended December 31, 2013 and 2012:

	Pension Benefits		Postretirement Benefits
	For the Years Ended December 31,
	2013	2012	2013	2012
Discount rate	4.50 - 4.70%	3.70 - 3.90%	4.50%	3.60%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%
Healthcare cost trend	—	—	8.50%	9.00%

Actuarial assumptions used to calculate net periodic benefit cost were as follows for the years ended December 31, 2013 and 2012:

			Postretirement
	Pension Benefits		Benefits
	For the Years Ended December 31,
	2013	2012	2013	2012
Discount rate	3.7 - 3.9%	4.25%	3.60%	4.25%
Expected return on assets	8.00%	8.00%	8.00%	8.00%

The rate of return assumption, currently 8%, estimates the portion of plan benefits that will be derived from investment return and the portion that will come directly from Company contributions.  Accordingly, the Company strives to maintain an investment portfolio that generates annual returns from funds invested consistent with achieving the projected long-term rate of return required for plan assets.

The projected pension benefit obligation of $18.5 million at December 31, 2013 was in excess of plan assets of $13.1 million, leading to an unfunded projected benefit obligation of $5.4 million as of December 31, 2013.  The projected benefit obligation of $19.9 million at December 31, 2012 was in excess of plan assets of $12.4 million, leading to an unfunded projected benefit obligation of $7.5 million as of December 31, 2012. The projected pension benefit obligation exceeded the fair value of plan assets at December 31, 2013, however the projected benefit obligation declined from the same period December 31, 2012.  The Company was required to record a reduction to its pension liability on its Consolidated Balance Sheet as of December 31, 2013 and the effect of this adjustment was a decrease in the pension liability of $2.1 million and a decrease in accumulated other comprehensive loss of $2.3 million.

The Company’s postretirement plans had an unfunded projected benefit obligation of $0.6 million as of December 31, 2013.  The projected benefit obligation of $2.8 million at December 31, 2013 was in excess of plan assets of $2.2 million.  The Company’s postretirement plans had a benefit obligation of $3.7 million as of December 31, 2012.  The $0.8 million improvement compared to December 31, 2012 was due to the Medicare supplement plan currently provided through AARP running at a cost much lower than was anticipated.  The health care cost trend rates (representing the assumed annual percentage increase in claim costs by year) was 8.5% for the year 2014 grading down to 5% in 2021 and later by 0.5% per year.  The Company’s most recent actuarial calculation anticipates that this trend will continue into 2014.  An increase in the assumed health care cost trend rate by 1.0% would increase the accumulated postretirement benefit obligation as of December 31, 2013 by approximately $0.3 million.  A 1.0% decrease in the health care cost trend rate would decrease these components by $0.2 million. The projected postretirement benefit obligation exceeded the fair value of plan assets at December 31, 2013, however the projected benefit obligation declined from the same period December 31, 2012.  The Company was required to record a reduction to its postretirement liability on its Consolidated Balance Sheet as of December 31, 2013 and the effect of this adjustment was a decrease in the postretirement liability of $0.8  million and a decrease in accumulated other comprehensive loss of $0.3 million.

On December 8, 2003, the Medicare Prescription Drug Improvement Modernization Act of 2003 (“the Act”) was enacted. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retire health care benefit plans that provide benefits at least actuarially equivalent to Medicare Part D. The Company has not applied for a subsidy as it has not done an assessment to determine if it is actuarially equivalent to Medicare Part D under the Act. Therefore, a subsidy is not included in the actuarial assumptions for its postretirement benefits plan.

Plan Assets

The Company diversifies its pension and postretirement plan assets across domestic and international common stock and fixed income asset classes.

As of December 31, 2013, the current target allocations for pension and postretirement plan assets are 50-60% for equity securities, 40-50% for fixed income securities and 0-10% for cash and certain other investments.

The fair values of the Company’s pension plan assets at December 31, 2013 by asset category are as follows:

($ in thousands)	Total	Level 1	Level 2	Level 3
Asset Category
Equity securities	$6,777	$1,361	$5,416	$—
Fixed income securities	5,528	4,605	923	—
Cash and cash equivalents	811	811	—	—
Total pension assets	$13,116	$6,777	$6,339	$—

The fair values of the Company’s postretirement plan assets at December 31, 2013 by asset category are as follows:

($ in thousands)	Total	Level 1	Level 2	Level 3
Asset Category
Fixed income securities	$1,744	$1,744	$—	$—
Cash and cash equivalents	462	462	—	—
Total pension assets	$2,206	$2,206	$—	$—

The fair value of certain equity and fixed income investment vehicles of $4.9 and $0.9 million, respectively, were incorrectly disclosed as Level 1 fair value measurements in the Company’s 2012 consolidated financial statements. The 2012 disclosure has been corrected to classify these investments as Level 2 fair value measurements as fair value is based on observable inputs other than quoted prices in active markets. The Company does not believe that these disclosure errors were material to the previously issued 2012 consolidated financial statements.

The fair values of the Company’s pension plan assets at December 31, 2012 by asset category are as follows:

($ in thousands)	Total	Level 1	Level 2	Level 3
Asset Category
Equity securities	$6,239	$1,293	$4,946	$—
Fixed income securities	5,390	4,502	888	—
Cash and cash equivalents	814	814	—	—
Total pension assets	$12,443	$6,609	$5,834	$—

The fair values of the Company’s postretirement plan assets at December 31, 2012 by asset category are as follows:

($ in thousands)	Total	Level 1	Level 2	Level 3
Asset Category
Fixed income securities	$1,760	$1,760	$—	$—
Cash and cash equivalents	461	461	—	—
Total pension assets	$2,221	$2,221	$—	$—

Equity securities and fixed income securities categorized as Level 1 represent mutual funds that are traded on national and international exchanges and are valued at their closing prices on the last trading day of the year. Additionally, some equity securities and fixed income securities are public investment vehicles valued using the Net Asset Value (“NAV”) provided by the fund manager. The NAV is the total value of the fund divided by the number of shares outstanding.   As the underlying securities to these funds are nationally traded and these funds do not have redemption restrictions, they are categorized as Level 2.

In accordance with its contribution policy, in 2014 the Company expects to make the required contribution of $0.3 million to its pension plan.

Benefit payments, under the provisions of the plans, are expected to be paid as follows:

	Pension	Postretirement
($ in thousands)	Benefits	Benefits
2014	$1,041	$203
2015	1,065	190
2016	1,095	167
2017	1,160	177
2018	1,216	178
2019-2023	6,330	941

The Company also has a defined contribution 401(k) Profit Sharing Plan covering certain eligible employees. Under the plan, employees may contribute up to 100% of compensation not to exceed certain legal limitations.  The Company matches 100% of the participant’s contributions, up to either 4.0% or 4.5% of compensation, as set forth in the plan.  The Company contributed and expensed $0.4 million, $0.4 million, and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 14:  STOCK BASED COMPENSATION

The Company adopted and, at the annual meeting held on April 29, 2011, its shareholders approved, the Amended and Restated 2008 Long-Term Incentive Plan (the “Amended and Restated LTIP”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock. The Amended and Restated LTIP increased the total number of shares authorized under the Amended and Restated LTIP from 500,000 shares to 1,100,000 shares of common stock. The increases in the number of shares available under the Amended and Restated LTIP required approval from the New York Public Service Commission (“NYPSC”) and New Jersey Board of Public Utilities (“NJBPU”). As of March 31, 2012, the Company received approval from both the NYPSC and the NJBPU. Shares available for grant under the Amended and Restated LTIP may be either authorized but unissued shares or shares that have been reacquired by the Company and designated as treasury shares. As of December 31, 2013 and 2012, 57,923 and 675,956 shares of the Company’s common stock were available for grant under the Amended and Restated LTIP. The Amended and Restated LTIP permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares. The exercise price per share of the Company’s common stock purchasable under any stock option or stock appreciation right may not be less than 100% of the fair market value of one share of common stock on the date of grant. The term of any stock option or stock appreciation right may not exceed ten years. The Amended and Restated LTIP also provides plan participants with a cashless mechanism to exercise their stock options. Issued restricted stock, stock options and restricted stock units are subject to vesting restrictions.

Restricted Stock Awards

The following table summarizes the restricted stock granted to certain eligible participants for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011

Restricted stock granted:

Shares	420,824	46,281	61,636

Grant date weighted average fair value per share	$10.19	$13.92	$14.62

Stock-based compensation expense for restricted stock awards of $1.4 million, $0.7 million, and $0.7 million was recorded for the years ended December 31, 2013, 2012 and 2011, respectively.  The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis over their respective vesting periods of two or three years.  The Company has determined expected forfeitures based on recent activity and is recognizing compensation expense only for those restricted common shares expected to vest.

The following table summarizes the restricted common stock activity during the year ended December 31, 2013:

	Shares	Grant Date Weighted Average per Share
Balance - December 31, 2012	59,078	$14.10
Granted	420,824	10.19
Vested	(43,224)	12.05
Forfeited	(26,789)	13.66
Balance - December 31, 2013	409,889	$10.33

The total fair value of the restricted shares vested for the years ended December 31, 2013, 2012 and 2011 were $ 0.5 million, $ 0.7 million and $0.5 million, respectively.

Stock Options

The following tables summarize stock option activity for the year ended December 31, 2013, along with options exercisable at the end of the year:

		Weighted Average
Options	Shares	Exercise Price
Outstanding - December 31, 2012	263,554	$14.02
Stock options granted	476,189	10.86
Exercised	—	—
Forfeited	(240,201)	12.41
Outstanding - December 31, 2013	499,542	$11.78

Vested and expected to vest at December 31, 2013	479,560
Exercisable at December 31, 2013	175,838

Stock-based compensation expense for stock option awards of $0.1 million, $0.2 million, and $0.3 million was recorded for the years ended December 31, 2013, 2012 and 2011, respectively. The Company records stock-based compensation for grants of stock options awards on a straight-line basis over their respective vesting periods of three years.  The Company has determined expected forfeitures based on recent activity and is recognizing compensation expense only for those stock option awards expected to vest. The total fair value of the stock options vested for the years ended December 31, 2013, 2012 and 2011 were $ 1.7 million, $ 1.2 million and $1.5 million, respectively.

The following table summarizes information about fixed price stock options outstanding at December 31, 2013:

			Weighted Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
Exercise Price per Share	Outstanding	Exercise Price	Life (Years)	Value

December 31, 2013
$9.90 - 10.80	309,092	$10.15	8.71
$12.88 - 12.97	20,400	$12.89	6.11
$14.38 - 14.85	170,050	$14.62	7.65
	499,542	$11.78	8.24	$—

Vested and expected to vest at December 31, 2013	479,560	$11.78	8.24	$—
Exercisable at December 31, 2013	175,838	$14.02	7.07	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2013, and the exercise price times the number of shares) that would have been received by the option holders had all the option holders exercised in-the-money stock options on December 31, 2013.  This amount will change based on the fair market value of the Company’s common stock. The intrinsic value of options exercised for the years ended December 31, 2012 and 2011 were nominal and $0.4 million, respectively.  No options were exercised for the year ended December 31, 2013.

The fair value of the above stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2013, 2012 and 2011:

	For the Years Ended December 31,
	2013	2012	2011
Expected life (in years)	6	10	10
Interest rate	0.97%	2.71%	3.40%
Volatility	27.89%	27.10%	32.77%
Dividend yield	10.78%	7.23%	7.00%
Weighted-average fair value per share at grant date	$0.50	$1.37	$2.16

The following table presents the total stock-based compensation expense resulting from stock options and restricted stock granted to employees that are included in the Company’s consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011.

	For the Years Ended December 31,
($ in thousands)	2013	2012	2011
Cost of services and products	$6	$41	$66
Selling, general and administrative expense	1,451	826	894
	$1,457	$867	$960

As of December 31, 2013, $3.0 million of total unrecognized compensation expense related to stock options and restricted stock is expected to be recognized over a weighted average period of approximately 1.95 years.

NOTE 15:  EARNINGS (LOSS) PER SHARE

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

For the years ended December 31, 2013, 2012 and 2011, the Company experienced a net loss.  As a result, the effect of participating securities was excluded from the computation of basic and diluted EPS.  The net losses were not allocated because the restricted stockholders are not required to fund losses.

The weighted average number of shares of common stock used in basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011, is as follows:

	For the Years Ended December 31,
(amounts in thousands, except for per share)	2013	2012	2011
		(as restated)
NUMERATOR:
Net loss applicable to common stock before participating securities	$(671)	$(10,914)	$(2,946)
Less: income applicable to participating securities (1)	—	—	—
Net loss applicable to common stock	$(671)	$(10,914)	$(2,946)

DENOMINATOR:
Weighted average shares of common stock used in basic earnings per share	6,112	5,712	5,425
Effects of puttable common stock (2)	—	—	11
Weighted average shares outstanding - Basic and Diluted (3)	6,112	5,712	5,436

EPS:
Net earnings (loss) per share - Basic and Diluted	$(0.11)	$(1.91)	$(0.54)

(1)         For the years ended December 31, 2013, 2012 and 2011, the Company had 0.3 million, 0.1 million and 0.1 million, respectively, of nonvested participating securities.  As the participating securities do not participate in losses, there was no allocation of loss for the years ended December 31, 2013, 2012 and 2011.

(2)         Included in the weighted average shares of common stock — basic for 2012 and 2011 were puttable common shares that arose from the Alteva, LLC acquisition in August 2011.  During the second half of 2012, all of the puttable shares were either exercised or the put option was terminated and are no longer outstanding.

(3)         For the year ended December 31, 2013, 0.2 million potentially dilutive shares related to out of the money common stock options were excluded from EPS, as their effect was anti-dilutive.  The effects for the years ended December 31, 2012 and 2011 were nominal.

NOTE 16:  SHAREHOLDERS’ EQUITY AND PUTTABLE COMMON STOCK

The Company has 10,000,000 authorized shares of common stock at a par value of $0.01; 5,000 authorized preferred shares at a par value of $100; and 10,000,000 authorized shares of preferred stock at a par value of $0.01.

The holders of the Company’s preferred stock are entitled to dividends of 5% per annum. The Company declared dividends per common share of $0.54, $1.08 and $1.04 for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company issued 272,479 shares of the Company’s common stock in connection with the Company’s purchase of substantially all of the assets and assumption of certain liabilities of Alteva, LLC in August of 2011 (see Note 4).  The members of Alteva, LLC had the option to put the 272,479 shares back to the Company on October 21, 2012 and December 15, 2012.  The puttable common stock was issued with redemption features that are not solely within the control of the Company and was classified outside of permanent equity (often referred to as classification in “temporary equity”).

During September 2012, 247,331 of the puttable Alteva shares were sold in a block trade, and 25,148 puttable shares were acquired by the Company.  As a result of the transactions (see Note 4) the Company reclassified the puttable common stock out of “temporary equity” and into “permanent equity” during the year ended December 31, 2012.

NOTE 17:  SEGMENT INFORMATION

The Company’s two segments, UC and Telephone, are strategic business units that offer different products and services.  The Company evaluates the performance of its two segments based upon factors such as revenue growth, expense containment, market share and operating results.

The UC segment is a premier provider of hosted Unified Communications as a Service (UCaaS) including VoIP, hosted Microsoft communication services, fixed mobile convergence and advanced voice applications for a broad customer base including, medium and large-sized businesses and enterprise business customers.

The Telephone segment operates as an ILEC in southern Orange County, New York and northern New Jersey.  The Telephone segment consists of providing local and toll telephone service, high-speed broadband and fiber Internet access services and satellite video services to residential and business customers.  The ILEC service areas are primarily rural and have an estimated population of 50,000.  We also operate as a CLEC in in Middletown, New York, Scotchtown, New York and Vernon, New Jersey.

The segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.  All intersegment transactions are shown net of eliminations.

Segment income statement information for the years ended December 31, 2013 and 2012 is set forth below:

	For the Year Ended December 31, 2013
	UC	Telephone	Consolidated

Operating Revenues	$15,834	$14,268	$30,102

Operating Expenses
Cost of services and products	8,798	4,667	13,465
Selling, general and administrative expense	15,602	8,387	23,989
Loss on disposal and restructuring costs	447	—	447
Depreciation and amortization	2,287	1,528	3,815
Total Operating Expenses	27,134	14,582	41,716

Operating Loss	(11,300)	(314)	(11,614)
Interest income (expense), net			(756)
Income from equity method investment			13,000
Other income (expense), net			166
Income (loss) before income taxes			$796

	For the Year Ended December 31, 2012
($ in thousands)	UC	Telephone	Consolidated

Operating Revenues	$13,569	$14,373	$27,942

Operating Expenses
Cost of services and products	8,994	5,140	14,134
Selling, general and administrative expense	15,055	8,647	23,702
Impairment	—	8,883	8,883
Depreciation and amortization	2,037	3,439	5,476
Total Operating Expenses	26,086	26,109	52,195

Operating Loss	(12,517)	(11,736)	(24,253)

Interest income (expense), net			(415)
Income from equity method investment			11,021
Other income (expense), net			(286)
Income (loss) before income taxes			$(13,933)

	For the Year Ended December 31, 2011
($ in thousands)	UC	Telephone	Consolidated

Operating Revenues	$8,360	$17,576	$25,936

Operating Expenses
Cost of services and products	6,590	8,111	14,701
Selling, general and administrative expense	9,794	7,764	17,558
Depreciation and amortization	1,132	4,134	5,266
Total Operating Expenses	17,516	20,009	37,525

Operating Loss	$(9,156)	$(2,433)	$(11,589)

Interest income (expense), net			(64)
Income from equity method investment			7,898
Other income (expense), net			(51)
Income (loss) before income taxes			$(3,806)

Segment selected balance sheet information as of December 31, 2013 and 2012 is set forth below:

	As of December 31,
($ in thousands)	2013	2012
		(as restated)
Assets
Unified Communications	$21,884	$23,500
Telephone	15,379	18,622
Total assets	$37,263	$42,122

Segment capital expenditures, including purchases of seat licenses and other acquired intangibles, for the years ended December 31, 2013, 2012, and 2011 is set forth below:

	For the Years Ended December 31,
($ in thousands)	2013	2012	2011

Unified Communications	$564	$2,989	$1,016
Telephone	451	1,742	1,865
Total capital expenditures	$1,015	$4,731	$2,881

NOTE 18:  QUARTERLY INFORMATION (UNAUDITED)

	Calendar Year Quarters
($ and shares in thousands)	First	Second	Third (2)	Fourth	Total
	(as restated)	(as restated)	(as restated)
Year ended December 31, 2013
Revenue	$7,740	$7,447	$7,530	$7,385	$30,102
Operating loss	(4,299)	(2,955)	(2,099)	(2,261)	(11,614)
Net income (loss)	(671)	(9)	343	(309)	(646)

Basic income (loss) per common share	$(0.12)	$—	$0.06	$(0.05)	$(0.11)
Basic loss per puttable common share	$—	$—	$—	$—	$—
Diluted income (loss) per common share (1)	$(0.12)	$—	$0.06	$(0.05)	$(0.11)
Diluted loss per puttable common share (1)	$—	$—	$—	$—	$—

Weighted average shares of common stock used to calculate earnings per share:

Basic	5,751	5,775	5,776	6,191	6,112
Basic (puttable common)	—	—	—	—	—
Diluted	5,751	5,775	5,776	6,191	6,112
Diluted (puttable common)	—	—	—	—	—

				(as restated) (3)	(as restated)
Year ended December 31, 2012
Revenue	$7,081	$6,886	$7,050	$6,925	$27,942
Operating loss	(3,154)	(3,447)	(4,019)	(13,633)	(24,253)
Net loss	(1,234)	(228)	(922)	(8,505)	(10,889)

Basic loss per common share	$(0.22)	$(0.04)	$(0.16)	$(1.49)	$(1.91)
Basic loss per puttable common share	$(0.22)	$(0.04)	$(0.16)	$—	$—
Diluted loss per common share (1)	$(0.22)	$(0.04)	$(0.16)	$(1.49)	$(1.91)
Diluted loss per puttable common share (1)	$(0.22)	$(0.04)	$(0.16)	$—	$—

Weighted average shares of common stock used to calculate earnings per share:

Basic	5,716	5,731	5,744	5,703	5,712
Basic (puttable common)	272	272	25	—	—
Diluted	5,716	5,731	5,744	5,703	5,712
Diluted (puttable common)	272	272	25	—	—

(1) There is no difference between basic and diluted earnings (loss) per share due to stock options being out of the money.
(2) Included in operating loss and net loss is $0.4 million loss on disposal and restructuring costs.
(3) The Company recorded an additional $1.4 million in tax expense, compared to what was previously reported in its Annual Report on Form10-K/A for the year ended December 31, 2012 (See Note 1).

On March 14, 2014, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, in consultation with management, determined that, due to an error in the application of U.S. generally accepted accounting principles (“GAAP”) for income taxes related to the determination of the valuation allowance needed to reflect its deferred tax assets at the amount that is more than likely than not realizable, the Company’s previously filed consolidated financial statements and related financial statement schedules as of and for the year ended December 31, 2012, contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012, should be restated.  In addition, the Audit Committee concluded that, due to similar errors in income tax accounting, the condensed interim financial statements as of March 31, 2013, June 30, 2013 and September 30, 2013 included in the Company’s Quarterly Reports on Forms 10-Q for the respective fiscal quarters then ended should be restated.

The Company has also adjusted its selling, general and administrative expenses in the condensed interim financial statements as of March 31, 2013, June 30, 2013 and September 30, 2013 included in the Company’s Quarterly Reports on Form 10-Q for an immaterial error that overstated post retirement benefit expense by $0.1 million per quarter.

Effects of the Restatement

The following tables provide a summary of selected line items from the Company’s condensed consolidated statements of operations and condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2013, for the three and six months ended June 30, 2013, and for the three and nine months ended September 30, 2013, the condensed consolidated statements of cash flows for the three, six and nine months ended March 31, 2013, June 30, 2013, and September 30, 2013, respectively, and the condensed consolidated balance sheets as of March 31, 2013, June 30, 2013 and September 30, 2013.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

($ in thousands, except per share amounts)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2013			September 30, 2013
	As	Correction		As	Correction
	Previously	of	As	Previously	of	As
	Reported	Errors	Restated	Reported	Errors	Restated

Selling, general and administrative expenses	$5,218	$(103)	$5,115	$18,899	$(310)	$18,589
Total operating expenses	9,732	(103)	9,629	32,380	(310)	32,070
Operating income (loss)	(2,202)	103	(2,099)	(9,663)	310	(9,353)
Income (loss) before income taxes	894	103	997	(344)	310	(34)
Income tax expense (benefit)	331	323	654	(114)	417	303
Net income (loss)	563	(220)	343	(230)	(107)	(337)
Net income (loss) applicable to common stock	557	(220)	337	(249)	(107)	(356)
Basic income (loss) per share	0.09	(0.03)	0.06	(0.04)	(0.02)	(0.06)
Diluted income (loss) per share	0.09	(0.03)	0.06	(0.04)	(0.02)	(0.06)

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

($ in thousands, except per share amounts)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2013			June 30, 2013
	As	Correction		As	Correction
	Previously	of	As	Previously	of	As
	Reported	Errors	Restated	Reported	Errors	Restated

Selling, general and administrative expenses	$6,329	$(103)	$6,226	$13,681	$(207)	$13,474
Total operating expenses	10,505	(103)	10,402	22,648	(207)	22,441
Operating income (loss)	(3,058)	103	(2,955)	(7,461)	207	(7,254)
Income (loss) before income taxes	43	103	146	(1,238)	207	(1,031)
Income tax expense (benefit)	3	152	155	(445)	94	(351)
Net income (loss)	40	(49)	(9)	(793)	113	(680)
Net income (loss) applicable to common stock	33	(49)	(16)	(806)	113	(693)
Basic income (loss) per share	0.01	(0.01)	—	(0.14)	0.02	(0.12)
Diluted income (loss) per share	0.01	(0.01)	—	(0.14)	0.02	(0.12)

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

($ in thousands, except per share amounts)

	For the Three Months Ended
	March 31, 2013
	As	Correction
	Previously	of	As
	Reported	Errors	Restated

Selling, general and administrative expenses	$7,352	$(104)	$7,248
Total operating expenses	12,143	(104)	12,039
Operating income (loss)	(4,403)	104	(4,299)
Income (loss) before income taxes	(1,281)	104	(1,177)
Income tax benefit	(448)	(58)	(506)
Net income (loss)	(833)	162	(671)
Net income (loss) applicable to common stock	(839)	162	(677)
Basic income (loss) per share	(0.15)	0.03	(0.12)
Diluted income (loss) per share	(0.15)	0.03	(0.12)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

($ in thousands)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2013			September 30, 2013
	As	Correction		As	Correction
	Previously	of	As	Previously	of	As
	Reported	Errors	Restated	Reported	Errors	Restated

Net income (loss)	$563	$(220)	$343	$(230)	$(107)	$(337)
Other comprehensive income	93	51	144	279	155	434
Comprehensive income (loss)	656	(169)	487	49	48	97

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

($ in thousands)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2013			June 30, 2013
	As	Correction		As	Correction
	Previously	of	As	Previously	of	As
	Reported	Errors	Restated	Reported	Errors	Restated

Net income (loss)	$40	$(49)	$(9)	$(793)	$113	$(680)
Other comprehensive income	93	52	145	186	104	290
Comprehensive income (loss)	133	3	136	(607)	217	(390)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

($ in thousands)

	For the Three Months Ended
	March 31, 2013
	As	Correction
	Previously	of	As
	Reported	Errors	Restated

Net income (loss)	$(833)	$162	$(671)
Other comprehensive income	93	51	144
Comprehensive income (loss)	(740)	213	(527)

CONSOLIDATED BALANCE SHEETS

(unaudited)

($ in thousands)

	As of March 31, 2013			As of June 30, 2013			As of September 30, 2013
	As	Correction		As	Correction		As	Correction
	Previously	of	As	Previously	of	As	Previously	of	As
	Reported	Errors	Restated	Reported	Errors	Restated	Reported	Errors	Restated

Current assets:
Prepaid income taxes	$1,670	$(200)	$1,470	$1,667	$(77)	$1,590	$1,272	$(330)	$942
Deferred income taxes	268	(151)	117	268	(151)	117	268	(151)	117
Total current assets	8,585	(351)	8,234	7,299	(228)	7,071	7,412	(481)	6,931
Long-term assets:
Deferred income taxes	823	(823)	—	771	(771)	—	797	(797)	—
Total assets	43,054	(1,174)	41,880	41,322	(999)	40,323	40,220	(1,278)	38,942
Long-term liabilities:
Deferred income taxes	—	154	154	—	429	429	—	421	421
Pension and postretirement benefit obligations	7,931	(104)	7,827	7,929	(207)	7,722	7,661	(310)	7,351
Total liabilities	30,773	50	30,823	30,166	222	30,388	28,075	111	28,186
Accumulated other comprehensive income (loss)	(3,906)	51	(3,855)	(3,813)	103	(3,710)	(3,720)	155	(3,565)
Retained earnings	11,125	(1,275)	9,850	9,502	(1,324)	8,178	10,065	(1,544)	8,521
Total shareholders’ equity	12,281	(1,224)	11,057	11,156	(1,221)	9,935	12,145	(1,389)	10,756
Total liabilities and shareholders’ equity	43,054	(1,174)	41,880	41,322	(999)	40,323	40,220	(1,278)	38,942

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)

	For the Three Months Ended			For the Six Months Ended			For the Nine Months Ended
	March 31, 2013			June 30, 2013			September 30, 2013
	As	Correction		As	Correction		As	Correction
	Previously	of	As	Previously	of	As	Previously	of	As
	Reported	Errors	Restated	Reported	Errors	Restated	Reported	Errors	Restated

Net income (loss)	$(833)	$162	$(671)	$(793)	$113	$(680)	$(230)	$(107)	$(337)
Deferred income taxes	—	40	40	—	315	315	(78)	385	307
Other assets	(499)	(98)	(597)	(510)	(221)	(731)	(289)	32	(257)
Other accruals and liabilities	1,435	(104)	1,331	477	(207)	270	248	(310)	(62)
Net cash provided by (used in) operating activities	560	—	560	(181)	—	(181)	657	—	657

NOTE 19:  COMMITMENTS AND CONTINGENCIES

The Company leases office equipment for operations as well as office space in Philadelphia, Pennsylvania and Syracuse, New York.  Total expenses associated with these agreements were $0.3 million, $0.4 million and $0.3 million in 2013, 2012 and 2011, respectively.

The future aggregate operating lease commitments as of December 31, 2013 were as follows:

($ in thousands)

2014	$348
2015	357
2016	355
2017	280
2018 and thereafter	1,409
Total	$2,749

The Company has commitments with certain vendors related to access lines and seat licenses.  The future aggregate commitment for these is $ 5.4 million beginning in 2014 through 2017.

The Company entered into capital finance agreements for $0.4 million during the year ended December 31, 2013 at interest rates ranging 4.678% to 8.962% and maturity dates of three years.  The Company utilizes capital leases to fund equipment and software purchases.

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

Approximately 23% of the Company’s employees are represented by Local 503 of the International Brotherhood of Electrical Workers.  The existing contract with the Company’s union employees expires on October 31, 2016.

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

The change was reported by the Company in a Current Report on Form 8-K filed with the SEC on February 6, 2013.

Item 9A.  CONTROLS AND PROCEDURES.

Background

On March 14, 2014, the Audit Committee of our Board of Directors (the “Audit Committee”), in consultation with management, determined that, due to an error in the application of U.S. generally accepted accounting principles (“GAAP”) for income taxes related to the determination of the valuation allowance needed to reflect its deferred tax assets at the amount that is more than likely than not realizable, our previously filed consolidated financial statements and related financial statement schedules as of and for the year ended December 31, 2012, contained in our Annual Report on Form 10-K/A for the year ended December 31, 2012, should be restated.  This conclusion was reached because the Company determined that it overstated its prepaid income taxes and deferred income taxes in the consolidated balance sheet at December 31, 2012 by $0.3 million and $1.1 million, respectively, due to the need to increase its valuation allowance, which resulted in an understatement of the net loss reported for the year ended December 31, 2012 by $1.4 million.

In addition, the Audit Committee concluded that, due to similar errors in income tax accounting, the condensed interim financial statements as of March 31, 2013, June 30, 2013 and September 30, 2013 included in our Quarterly Reports on Forms 10-Q for the respective fiscal quarters then ended should be restated.

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

As of December 31, 2013, our management carried out an assessment under the supervision of and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  As a result of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 because of the material weakness described in “Management’s Report on Internal Control Over Financial Reporting” below.

Remediation of Prior Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed, we identified material weaknesses as of December 31, 2012 specifically related to the accuracy and valuation of the accounting for and disclosure of income taxes and our presentation of excess earnings from equity investments in the statement of cash flows.

In response to the identified material weaknesses, our management, with oversight from our Audit Committee, implemented a plan of remediation. The remediation plan was developed following an investigation and review of the processes and activities surrounding the material weaknesses and included changes to these processes to prevent or detect similar future occurrences.

As a result of this plan, we made the following control improvements during 2013:

•                  We added additional reviews and worked with our internal and external resources to enhance our process and controls around the identification, evaluation, review and reporting of our taxes; and

•                  We added additional reviews and have added additional personnel with technical backgrounds to the financial reporting function to handle complex accounting matters, including the presentation and disclosure of our equity method investment.

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

We did not maintain effective controls over the determination of the valuation allowance for deferred income tax assets. Specifically, our controls over the application of generally accepted accounting principles in the United States of America (“U.S. GAAP”) for income taxes were not effective. This control deficiency resulted in the misstatement of income tax expense (benefit) and deferred income taxes and disclosures, and in the restatement of our consolidated financial statements as of and for the year ended December 31, 2012, and the fiscal quarters ended March 31, 2013, June 30, 2013 and September 30, 2013.  Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that this control deficiency constituted a material weakness at December 31, 2013.

As a result of the material weakness described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2013 based on the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (“COSO”).

The effectiveness of internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included in Item 8 herein.

Plan for Remediation of Material Weakness

We performed a multi-year evaluation of the recoverability of our deferred tax assets and we plan to enhance our quarterly and annual review process and related controls for income taxes through a combination of addition of incremental internal and/or external resources. The enhanced review process will include a more robust valuation allowance review process including a detailed analysis of the expected timing of the reversal of temporary differences.  Management believes that the new review process in addition to incremental internal and/or external resources will remediate the identified control deficiency.

Changes in Internal Control over Financial Reporting

Other than as discussed above under “Remediation of Prior Material Weaknesses in Internal Control over Financial Reporting” and “Plan for Remediation of Material Weakness,” there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Alteva, Inc.

We have audited Alteva, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Alteva, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.  Management has identified a material weakness in controls over the determination of the valuation allowance for deferred income tax assets.  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alteva, Inc. as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year ended December 31, 2013. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2013 financial statements, and this report does not affect our report dated March 28, 2014, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Alteva, Inc. has not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 28, 2014

Item 9B.  OTHER INFORMATION.

This item is not applicable.

Part III.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except as set forth below, the information required by this Item 10 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on June 18, 2014 under the headings “Information about Director Nominees,” “Corporate Governance,’ and “Section 16(a) Beneficial Ownership Reporting Compliance,’ which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

Item 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on June 18, 2014 under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation,” which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as set forth below, the information required by this Item 12 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on June 18, 2014 under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2013

Number of securities
	Number of securities	Weighted average	available for future
	to be issued upon	exercise price	issuance under equity
	exercise of	per share of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	499,542	$11.78	57,923
Equity compensation plans not approved by security holders	—	—	—
Total	499,542	$11.78	57,923

(1)	See Note 13 to the consolidated financial statements in Item 8 of Part I.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on June 18, 2014 under the headings “Corporate Governance,” and “Certain Relationships and Related Transactions,” which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders to be held on June 18, 2014 under the heading “Ratification of the Selection of Our Independent Registered Public Accounting Firm,” which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

Part IV.

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

We filed our consolidated financial statements in Item 8 of Part II of this Form 10-K.

All schedules have been omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

The exhibits filed as part of this Form 10-K are listed in the Index to Exhibits immediately following the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTEVA, INC.

By:	/s/David J. Cuthbert
David J. Cuthbert
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David J. Cuthbert	President, Chief Executive Officer and Director	March 28, 2014
David J. Cuthbert	(Principal Executive Officer)
/s/ Brian H. Callahan	Executive Vice President, Chief Financial Officer and Treasurer	March 28, 2014
Brian H. Callahan	(Principal Financial and Accounting Officer)
/s/ Kelly C. Bloss	Chairman of the Board of Director	March 28, 2014
Kelly C. Bloss
/s/ Jeffrey D. Alario	Director	March 28, 2014
Jeffrey D. Alario
/s/ Douglas B. Benedict	Director	March 28, 2014
Douglas B. Benedict
/s/ Brian J. Kelley	Director	March 28, 2014
Brian J. Kelley
/s/ Edward J. Morea	Director	March 28, 2014
Edward J. Morea

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

3.2                                         By-Laws, as amended, are incorporated herein by reference from Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

3.3                                         Certificate of Amendment of the Certificate of Incorporation filed with the New York Department of State on May 21, 2013 is incorporated herein by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

10.17                           Amended and Restated Promissory Note in the amount of $10,000,000 dated October 31, 2012 from the Company to CoBank, ACB is incorporated herein by reference from Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2012.

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

10.20                           Amended and Restated Promissory Note in the amount of $4,000,000 dated July 28, 2011 from the Company to Provident Bank is incorporated herein by reference from Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2012.

10.21.1                 Line of Credit Extension Agreement dated as of June 27, 2012 by and between the Company and Provident Bank is incorporated herein by reference from Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2012.

10.21.2                 Credit Agreement, dated as of March 11, 2013 by and among Warwick Valley Telephone Company and TriState Capital Bank is incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.21.3                 Revolving Credit Note, dated March 11, 2013 from Warwick Valley Telephone Company to TriState Capital Bank is incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

#10.22                           Warwick Valley Telephone Company 2008 Long-Term Incentive Plan is incorporated herein by reference from Appendix B to our definitive proxy statement filed on March 25, 2008 in connection with the 2008 annual meeting of shareholders.

#10.23                           Amended and Restated Warwick Valley Telephone Company 2008 Long-Term Incentive Plan is incorporated herein by reference from Exhibit 4.3 to our Registration Statement on Form S-8 (Registration No. 333-180829).

#10.24                           Form of Indemnification Agreement entered into by the Company with our officers and directors is incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

#10.25                           Employment Agreement with Duane W. Albro dated as of December 14, 2011 is incorporated herein by reference from Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2011.

#10.29                           Separation Agreement and Release of all Claims between Warwick Valley Telephone Company and Duane W. Albro, dated May 7, 2013 is incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

#10.30                           Employment Agreement with David Cuthbert effective August 5, 2011 is incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

#10.31                           Employment Agreement effective March 5, 2013 between Warwick Valley Telephone Company and David J. Cuthbert is incorporated herein by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

#10.32                           Employment Agreement with Brian H. Callahan effective as of August 3, 2012 is incorporated herein by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

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

(21)               Subsidiaries of the registrant

*21.1                                  Subsidiaries of the registrant

(23)               Consents of experts and counsel

*23.1                                  Consent of Ernst & Young LLP

*23.2                                  Consent of WithumSmith+Brown, PC

*23.3                                  Consent of Deloitte & Touche LLP

(31)               Rule 13a-14(a)/15d-14(a) Certifications

*31.1                                  Rule 13a-14(a)/15d-14(a) Certification of David J. Cuthbert, President and Chief Executive Officer

*31.2                                  Rule 13a-14(a)/15d-14(a) Certification of Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer

(32)               Section 1350 Certifications

**32.1                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of David J. Cuthbert, President and Chief Executive Officer

**32.2                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer

(99)               Additional exhibits

*99.1                                  Orange County-Poughkeepsie Limited Partnership Financial Statements as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011

(101)        Interactive Data Files

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

*101.DEF                                    XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB                                  XBRL Taxonomy Extension Label Linkbase Document

*101.PRE                                    XBRL Taxonomy Extension Presentation Linkbase Document

#                 Management contract or compensatory plan or arrangement

*                 Exhibit filed with this Annual Report on Form 10-K.

**          Exhibit furnished with this Annual Report on Form 10-K.