Form 10-Q
period 2014-03-31
ALTEVA, INC.
filed 2014-05-12
CIK 104777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 001-35724

Alteva, Inc.

(Exact name of registrant as specified in its charter)

New York	14-1160510
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

401 Market Street, 1st Floor
Philadelphia, PA	19106
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone, including area code:  (877) 258-3722

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

The number of shares of Alteva, Inc. common stock outstanding as of May 2, 2014 was 6,088,347.

Part I — Financial Information

Item 1.  Financial Statements

ALTEVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013

Operating revenues
Unified Communications	$4,211	$3,956
Telephone	3,313	3,784

Total operating revenues	7,524	7,740

Operating expenses
Cost of services and products (exclusive of depreciation and amortization expense)	3,052	3,789
Selling, general and administration expenses	5,798	7,248
Depreciation and amortization	903	1,002

Total operating expenses	9,753	12,039

Operating loss	(2,229)	(4,299)

Other income (expense)
Interest expense	(139)	(236)
Income from equity method investment	2,040	3,250
Other income, net	21	108

Total other income	1,922	3,122

Loss before income taxes	(307)	(1,177)

Income tax benefit	(58)	(506)

Net loss	(249)	(671)

Preferred dividends	6	6

Loss applicable to common stock	$(255)	$(677)

Basic loss per common share	$(0.04)	$(0.12)

Diluted loss per common share	$(0.04)	$(0.12)

Weighted average shares of common stock used to calculate loss per share:
Basic (common)	6,161	5,751
Diluted (common)	6,161	5,751

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2014	2013

Net loss	$(249)	$(671)

Other comprehensive income (loss):
Defined benefit pension plans:
Amortization of prior service costs	(35)	(69)
Amortization of actuarial loss	183	213
Other comprehensive income	148	144

Comprehensive loss	$(101)	$(527)

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$259	$1,636
Trade accounts receivable - net of allowance for uncollectibles - $406 and $378 at March 31, 2014 and December 31, 2013, respectively	3,126	2,836
Other accounts receivable	557	480
Equity method investment	2,040	—
Materials and supplies	225	237
Prepaid expenses	817	774
Prepaid income taxes	204	—
Deferred income taxes	108	108
Total current assets	7,336	6,071

Property, plant and equipment, net	13,563	13,837
Intangibles, net	5,644	5,856
Seat licenses	1,736	1,749
Goodwill	9,006	9,006
Other assets	822	744
Total assets	$38,107	$37,263

Liabilities and Shareholders’ Equity

Current liabilities
Short-term debt	$10,898	$10,126
Accounts payable	1,354	944
Advance billing and payments	334	341
Accrued taxes	1,203	1,692
Pension and post retirement benefit obligations	267	267
Other accrued expenses	4,200	3,934
Total current liabilities	18,256	17,304

Long-term debt	404	297
Deferred income taxes	711	649
Pension and post retirement benefit obligations	5,929	6,007
Total liabilities	25,300	24,257

Commitments and contingencies

Shareholders’ equity
Preferred shares - $100 par value, authorized and issued shares of 5; $0.01 par value authorized and unissued shares of 10,000;	500	500
Common stock - $0.01 par value, authorized shares of 10,000 6,862 and 6,971 shares issued at March 31, 2014 and December 31, 2013, respectively	69	70
Treasury stock - at cost, 875 and 830 common shares at March 31, 2014 and December 31, 2013, respectively	(8,010)	(7,612)
Additional paid in capital	13,586	13,279
Accumulated other comprehensive loss	(1,288)	(1,436)
Retained earnings	7,950	8,205
Total shareholders’ equity	12,807	13,006
Total liabilities and shareholders’ equity	$38,107	$37,263

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(249)	$(671)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	903	1,002
Stock based compensation expense	306	218
Undistributed earnings from equity investment	(2,040)	—
Distribution in excess of income from equity investments included in net loss	—	(1,424)
Other non-cash operating activities	113	193
Changes in assets and liabilities
Trade accounts receivable	(290)	364
Other assets	(473)	(597)
Accounts payable	410	144
Other accruals and liabilities	(274)	1,331

Net cash (used in) provided by operating activities	(1,594)	560

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(48)	(176)
Proceeds from sale of assets	33	—
Acquired intangibles	—	(58)
Purchase of seat licenses	—	(194)
Distribution in excess of income from equity investments	—	1,424
Net cash (used in) provided by investing activities	(15)	996

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from debt	1,300	16,273
Repayment of debt and capital leases	(664)	(15,845)
Payment of fees for acquisition of debt	—	(119)
Purchase of treasury stock	(398)	(62)
Dividends (Common and Preferred)	(6)	(1,670)

Net cash provided by (used in) financing activities	232	(1,423)

Net change in cash and cash equivalents	(1,377)	133

Cash and cash equivalents at beginning of period	1,636	1,799

Cash and cash equivalents at end of period	$259	$1,932

Supplemental disclosure of non-cash investing activities:
Acquisition of equipment under capital leases	$242	$—
Seat licenses acquired but not paid	$114	$—

Please see the accompanying notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   NATURE OF OPERATIONS AND CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Nature of Operations

Alteva, Inc. (“Alteva” or the “Company”) is a cloud-based communications company that provides Unified Communications (“UC”) solutions, including enterprise hosted Voice over Internet Protocol (“VoIP”) and operates as a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey.  Unless otherwise indicated or unless the context requires, all references to the Company means the Company and its wholly-owned subsidiaries.  The Company delivers cloud-based UC solutions including VoIP hosted Microsoft Communication Services, fixed mobile convergence and advanced voice applications for a broad customer base including, medium and large-sized business customers.  The Company’s ILEC operations consist of providing local and toll telephone service to residential and business customers, Internet high-speed broadband service, and satellite television services provided by DIRECTV.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results and cash flows for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire year.  The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions and balances have been eliminated.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Amended Annual Report on Form 10-K for the year ended December 31, 2013.

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

Multiple element arrangements primarily include the sale of telephone equipment, along with professional services associated with installation, activation and implementation services, as well as follow on hosting services.  The Company has concluded that the separate units of accounting in these arrangements consist of (i) the telephone equipment sale and (ii) the professional services provided combined with the follow on hosting services.  The professional services provided do not constitute a separate unit of accounting as they do not have value to the customer on a stand-alone basis.  Arrangement consideration is allocated to the separate units of accounting based on the relative selling price.  The selling price for telephone equipment is based on third-party evidence representing list prices for similar equipment when sold a stand-alone basis.  The selling price for professional and hosting services is based on the Company’s best estimate of selling price (“BESP”).  The Company develops its BESP by considering pricing practices, margin, competition and overall market trends.

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

Revenue from these pooling arrangements which includes Universal Service Funds (“USF”) and National Exchange Carrier Association (“NECA”) pool settlements, accounted for 2% and 7% of the Company’s consolidated revenues for the three months ended March 31, 2014 and 2013, respectively.

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

The UC reporting unit included $9.0 million of goodwill as of March 31, 2014. The Company recorded $9.1 million as a result of the acquisition of certain assets and certain liabilities of Alteva, LLC in 2011.  In the third quarter of 2013, as a result of the disposal and business restructuring of its Syracuse, New York operations, the Company allocated $0.1 million of its goodwill to the disposal group and wrote it off as part of the sale.  The Company is not aware of any events or circumstances that occurred during the quarter ended March 31, 2014 that would have more likely than not reduced the fair value of this reporting unit below its carrying value.

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

The Company assesses the realizability of its deferred tax assets, taking into consideration future reversals of existing temporary differences, the Company’s forecast of future taxable income principally arising from its O-P put (see Note 5), and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, management must evaluate the need for, and the amount of, valuation allowances against the Company’s deferred tax assets. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required.

Accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless they are expected to be paid within one year.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense.

Accounting Policies

There were no material changes to the Company’s other accounting policies as presented in Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 2:  NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements adopted during the three months ended March 31, 2014.

NOTE 3:  SEAT LICENSES AND OTHER INTANGIBLE ASSETS

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual value. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

The components of seat licenses are as follows:

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of March 31, 2014
Seat licenses	5 years	$2,721	$(985)	$1,736

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of December 31, 2013
Seat licenses	5 years	$2,606	$(857)	$1,749

The components of other intangible assets are as follows:

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of March 31, 2014
Customer relationships	8 years	$5,400	$(1,800)	$3,600
Trade name	15 years	2,400	(427)	1,973
Website	12 years	79	(8)	71
Total		$7,879	$(2,235)	$5,644

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of December 31, 2013
Customer relationships	8 years	$5,400	$(1,631)	$3,769
Trade name	15 years	2,400	(387)	2,013
Website	12 years	79	(5)	74
Total		$7,879	$(2,023)	$5,856

NOTE 4: SEVERANCE

On March 31, 2014, David J. Cuthbert was terminated as President and Chief Executive Officer of Alteva.  The Company notified Mr. Cuthbert that his termination was for “cause” and, as such, Mr. Cuthbert was not entitled to any of the benefits provided for under his employment agreement dated March 5, 2013, including cash severance and the acceleration of vesting on any unvested equity instruments.

Mr. Cuthbert has disputed the Company’s basis for termination and claimed that he is due his full severance benefits.  The Company strongly believes the termination for “cause” was appropriate and intends to vigorously defend its position.

The maximum cash severance payments called for under Mr. Cuthbert’s employment agreement in the case of a termination not for cause total $0.8 million. At the time of his termination, Mr. Cuthbert held outstanding unvested restricted stock awards and unvested stock options of 101,235 and 6,175, respectively, previously granted under the long-term incentive plan (see Note 9).  These awards, which had unrecognized compensation cost of approximately $1.2 million, were cancelled as of his termination.

The Company accrued $100,000 during the three months ended March 31, 2014, in connection with the potential exposure for this matter based upon the current facts and circumstances. The Company will continually monitor the status of this matter to determine the potential impact and any required adjustment to the accrual.

On May 21, 2013, the Company announced a reduction in workforce of its Warwick, New York facility of approximately 17% due to the decline in work associated with the Telephone segment.  Total expense recognized in selling general and administrative expenses during the second quarter of 2013 related to this reduction was $0.3 million.  As of March 31, 2014 and December 31, 2013, the liability associated with this workforce reduction was reported in other accrued expenses was $0.2 million, which the Company expects to pay-out through August 2014.

NOTE 5:  ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

The Company is a limited partner in the Orange County-Poughkeepsie Limited Partnership (“O-P”) and has an 8.108% limited partnership interest as of March 31, 2014 and 2013, which is accounted for under the equity method of accounting.  The majority owner and general partner of the O-P is Verizon Wireless of the East LP (“Verizon”).

On May 26, 2011, the Company entered into an agreement with Verizon and Cellco Partnership (d/b/a Verizon Wireless), the other limited partner, in the O-P to make certain changes to the O-P partnership agreement which, among other things, specifies that the O-P will provide 4G cellular services (the “4G Agreement”).  The 4G Agreement provides that the O-P’s business will be converted from a wholesale business to a retail business.  The 4G Agreement provided for guaranteed annual cash distributions to the Company from the O-P through 2013.  For the years ended December 31, 2013, 2012 and 2011, the Company received annual cash distributions from the O-P of $13.0 million, $13.0 million and $13.6 million, respectively.  Starting in 2014, the agreement provides that the Company will receive cash distributions equal to its ownership share percentage of the approved total distributions by the O-P. The 4G Agreement also gives the Company the right (the “Put”) to require Verizon to purchase all of the Company’s ownership interest in the O-P during April 2013 or April 2014 for an amount equal to the greater of (a) $50.0 million or (b) the product of five (5) times 0.081081 times the O-P’s EBITDA, as defined in the 4G Agreement for the calendar year preceding the exercise of the Put.

On April 30, 2014, the Company exercised the Put option and sold all of its ownership interest in the O-P for gross proceeds of $50 million.  The Company will not receive any income from the O-P after April 30, 2014.  The Company used a portion of the proceeds to repay all of the outstanding borrowings under the TriState credit facility (see Note 6).  The Company expects the remaining gross proceeds to be used to pay taxes on the related gain, fund working capital needs and support growth initiatives.

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

The following summarizes the income statement (unaudited) for the three months ended March 31, 2014 and 2013 that O-P provided to the Company:

	For the three months ended March 31,
($ in thousands)	2014	2013
Net sales	$84,441	$79,892
Cellular service cost	37,610	35,980
Operating expenses	21,689	21,398
Operating income	25,142	22,514
Other income (expense)	19	3
Net income	$25,161	$22,517
Company’s share	$2,040	$1,826

The following summarizes the balance sheet as of March 31, 2014 (unaudited) and December 31, 2013 that O-P provided to the Company:

	As of
($ in thousands)	March 31, 2014	December 31, 2013
Current assets	$47,835	$23,351
Property, plant and equipment, net	41,485	41,646
Other assets	957	365
Total assets	$90,277	$65,362

Total liabilities	$17,641	$17,887
Partners’ capital	72,636	47,475
Total liabilities and partners’ capital	$90,277	$65,362

NOTE 6: DEBT OBLIGATIONS

Debt obligations consisted of the following at March 31, 2014 and December 31, 2013:

	As of
($ in thousands)	March 31, 2014	December 31, 2013

Short-term debt:
Capital leases and other borrowings, current portion	$400	$428
TriState credit line	10,498	9,698
	10,898	10,126
Long-term debt:
Capital leases and other borrowings	404	297
Total debt obligations	$11,302	$10,423

On March 11, 2013, the Company entered into a new credit agreement with TriState Capital Bank (“TriState”) to provide for borrowings up to $17.0 million with the ability to increase the facility for borrowings up to $20.0 million with the participation of another lender (the “Credit Agreement”).  All borrowings become due and payable on June 30, 2014. The TriState borrowings incur interest at a variable rate based on either LIBOR or a Base Rate, as defined in the Credit Agreement, plus an applicable margin of 3.50% or 2.00%, respectively.   As of March 31 2014, the Company had $6.5 million available under the Credit Agreement.

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

The Company sold its ownership interest in the O-P on April 30, 2014 (see Note 5) and a portion of the proceeds was used to repay all of the outstanding borrowings under the TriState credit facility, allowing $17.0 million to remain available under the credit facility.

NOTE 7:  INCOME TAXES

The effective tax rate for the three months ended March 31, 2014, and March 31, 2013 was 18.9% and 43.0%, respectively.  We determined our interim tax provision by developing an estimate of the annual effective tax rate and applying such rate to interim pre-tax results. The estimated rate includes projections of tax expense on the expected increase in our valuation allowance for deferred tax assets.  The estimated effective tax rate differed from the U.S. statutory rate primarily due to the expected increase in the valuation allowance, which reduced the overall tax benefit recorded for the period ended March 31, 2014, and does not include the estimated tax effects of the O-P gain on the put exercise, which is being treated as a discrete item in the second quarter.

As of March 31, 2014 and December 31, 2013, the Company carried a full valuation allowance against its deferred tax assets because management determined that it was not more likely than not that it would realize the benefits of such deferred tax assets. The Company maintains a deferred tax liability related to indefinite lived intangibles.

The accounting standard regarding accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities, unless expected to be paid within one year.  As of March 31, 2014 and December 31, 2013, the Company has no liability for unrecognized tax benefits.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense.  For the three months ended March 31, 2014 and 2013, there was no interest expense relating to unrecognized tax benefits.

NOTE 8:  PENSION AND POSTRETIREMENT OBLIGATIONS

The components of net periodic cost (benefit) for the three months ended March 31, 2014 and 2013 are as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended		For the three months ended
($ in thousands)	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Service cost	$—	$—	$3	$4
Interest cost	212	190	32	56
Expected return on plan assets	(225)	(262)	(8)	(104)
Amortization of transition asset	—	—	—	7
Amortization of prior service cost	14	14	(49)	(83)
Recognized actuarial loss	177	198	6	15

Net periodic benefit cost (benefit)	$178	$140	$(16)	$(105)

For the three months ended March 31, 2014 and March 31, 2013, the Company has contributed $0.1 million and $0.2 million, respectively, to its pension and postretirement benefits plans.  The amortization of prior service cost and recognized actuarial (gain) loss included in pension and postretirement expense represent reclassifications out of other comprehensive income (loss).

NOTE 9:    STOCK BASED COMPENSATION

The Company has a shareholder approved long-term incentive plan (the “LTIP”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock. There are 1.1 million shares of common stock authorized for issuance under the LTIP.  Shares available for grant under the LTIP may be either authorized, but unissued shares or shares that have been reacquired by the Company and designated as treasury shares. As of March 31, 2014 and December 31, 2013, 246,511 and 57,923 shares of the Company’s common stock were available for grant under the LTIP. The LTIP permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares. The exercise price per share of the Company’s common stock purchasable under any stock option or stock appreciation right may not be less than 100% of the fair market value of one share of common stock on the date of grant. The term of any stock option or stock appreciation right may not exceed ten years. The LTIP also provides plan participants with a cashless mechanism to exercise their stock options. Issued restricted stock, stock options and restricted stock units are subject to vesting restrictions.

Restricted Stock Awards

Stock-based compensation expense for restricted stock awards was $0.3 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.  Restricted stock awards are amortized over their respective vesting periods of two or three years.  The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis.

The following table summarizes the restricted common stock activity for the three months ended March 31, 2014:

	March 31, 2014
	Shares	Weighted Average Fair Value

Balance - nonvested at January 1, 2014	409,889	$10.33
Granted	22,508	8.35
Vested	(140,176)	10.36
Forfeited	(131,018)	10.54
Balance - nonvested at March 31, 2014	161,203	$9.69

The total fair value of restricted stock vested for the three months ended March 31, 2014 was $1.5 million.  As of March 31, 2014, $1.5 million of total unrecognized compensation expense related to restricted common stock is expected to be recognized over a weighted average period of approximately 2 years.

Stock Options

The following tables summarize stock option activity for the three months ended March 31, 2014, along with stock options exercisable at the end of the period:

	For the three months Ended
	March 31, 2014
Options	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)

Outstanding - Beginning of period	499,542	$11.78
Forfeited or expired	(34,811)	11.01
Outstanding - End of period	464,731	$11.84	6

Vested and Expected to Vest at March 31, 2014	446,142
Exercisable at March 31, 2014	333,571

The fair value of the stock-based awards was estimated using the Black-Scholes model.  No options were granted in the first quarter 2014. Effective the third quarter 2013, the Company’s dividend yield is zero as it has discontinued its dividends on common stock.

As of March 31, 2014, $0.1 million of total unrecognized compensation expense related to stock options awards is expected to be recognized over a weighted average period of approximately 2 years.

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock granted to employees that are included in the Company’s consolidated statements of income for the three months ended March 31, 2014 and 2013:

($ in thousands)	For the three months ended March 31,
Stock-Based Compensation Expense	2014	2013

Cost of services and products	$—	$3
Selling, general and administrative expenses	306	215
	$306	$218

NOTE 10:  EARNINGS (LOSS) PER SHARE

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

For the three months ended March 31, 2014 and 2013, the Company experienced a net loss.  As a result, the effect of participating securities was excluded from the computation of basic and diluted EPS.  The net losses were not allocated because the restricted stockholders are not required to fund losses.

The weighted average number of shares of common stock used in basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 is as follows:

	For the three months ended March 31,
(amounts in thousands, except for per share)	2014	2013

NUMERATOR:
Net loss applicable to common stock before participating securities	$(255)	$(677)
Less: income applicable to participating securities (1)	—	—
Net loss applicable to common stock	$(255)	$(677)

DENOMINATOR:
Weighted average shares outstanding - Basic and Diluted (2)	6,161	5,751

EPS:
Net loss per share - Basic and Diluted	$(0.04)	$(0.12)

(1)         For the three months ended March 31, 2014 and 2013, the Company had 0.4 million and 0.4 million in nonvested participating securities, respectively.  As the participating securities do not participate in losses, there was no allocation of loss for the three months ended March 31, 2014 and 2013.

(2)   For the three months ended March 31, 2014 and 2013, potentially dilutive shares related to out of the money common stock options that were excluded from EPS, as their effect was anti-dilutive, were nominal.

NOTE 11:  SHAREHOLDERS’ EQUITY

A summary of the changes to shareholders’ equity for the three months ended March 31, 2014 and 2013 is provided below:

	For the three months ended March 31,
($ in thousands)	2014	2013
Shareholders’ equity, beginning of period	$13,006	$13,098
Net loss	(249)	(671)
Dividends paid on common stock	—	(1,664)
Dividends paid on preferred stock	(6)	(6)
Stock based compensation	306	218
Treasury stock purchases	(398)	(62)
Changes in pension and postretirement benefit plans	148	144

Shareholders’ equity, end of period	$12,807	$11,057

NOTE 12:  SEGMENT INFORMATION

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

Segment statement of operations information for the three months ended March 31, 2014 and 2013 is set forth below:

	For the three months ended March 31,
		2014			2013
	UC	Telephone	Consolidated	UC	Telephone	Consolidated

Operating Revenues	$4,211	$3,313	$7,524	$3,956	$3,784	$7,740

Operating Expenses
Cost of services and products	2,026	1,026	3,052	2,570	1,219	3,789
Selling, general and administrative expense	3,717	2,081	5,798	4,689	2,559	7,248
Depreciation and amortization	521	382	903	618	384	1,002
Total Operating Expenses	6,264	3,489	9,753	7,877	4,162	12,039

Operating Loss	(2,053)	(176)	(2,229)	(3,921)	(378)	(4,299)
Interest income, (expense), net			(139)			(236)
Income from equity method investment			2,040			3,250
Other (expense) income, net			21			108
Loss before income taxes			$(307)			$(1,177)

NOTE 13:    COMMITMENTS AND CONTINGENCIES

The Company is party, from time to time, to various legal proceedings, including patent infringement claims, regulatory investigations and tax examinations incidental to its business.  The Company continually monitors these legal proceedings, regulatory investigations and tax examinations to determine the impact and any required accruals.

NOTE 14:    SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date.  Based on this evaluation, the Company has determined that no subsequent events, except for the matter discussed below, have occurred which require disclosure in the condensed consolidated financial statements.

On April 30, 2014, the Company exercised the Put option and sold all of its ownership interest in the O-P for gross proceeds of $50 million.  The Company will not receive any income from the O-P after April 30, 2014.  The Company used a portion of the proceeds to repay all of the outstanding borrowings under the TriState credit facility (see Note 6).  The Company expects the remaining gross proceeds to be used to pay taxes on the related gain, fund working capital needs and support growth initiatives.

On May 5, 2014, Brian J. Kelley resigned as a member and Chairman of the Board’s Compensation Committee and as a member of the Board’s Audit Committee.  On May 7, 2014, the Company announced the appointment of Mr. Kelley as its Interim Chief Executive Officer, effective immediately.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; goodwill and long-lived asset impairment; demographic changes; management turnover; technological changes and changes in consumer demand; existing governmental regulations and changes in or our failure to comply with, governmental regulations; legislative proposals relating to the businesses in which we operate; changes to the USF; risks associated with our unfunded pension liability; competition; the loss of any significant ability to attract and retain highly skilled personnel and any other factors that are described in “Risk Factors.” Given these uncertainties, current and prospective investors should be cautioned regarding reliance on such forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments. For a further discussion of the matters described above, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

Alteva, Inc. (we, our or us) is a cloud-based communications company that provides Unified Communication (“UC”) solutions that unify an organization’s communications systems; enterprise hosted VoIP and we operate a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey. Our UC segment delivers cloud-based UC solutions including enterprise hosted VoIP, hosted Microsoft Communication Services, fixed mobile convergence and advanced voice applications for the desktop. By combining voice service with Microsoft Communications Services products, our customers receive a voice-enabled UC solution that integrates with existing business applications. Our Telephone segment consists of our ILEC operations that provide local and toll telephone service to residential and business customers, internet high-speed broadband service, and DIRECTV. Our cloud-based Unified Communication as a Service (“UCaaS”) solutions are focused on medium, large and enterprise markets, which are defined as 20-1,000 users per location. We meet our customers’ unique needs for a business communications solution that integrates multi-location, mobility, business productivity and analytics, into a single seamless experience.

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

Executive Summary

	Three months ended March 31, 2014				Three months ended March 31, 2013				Change
		% of Total	Segment	Segment		% of Total	Segment	Segment		Segment Favorable
	Revenue	Revenue	Loss	Margin	Revenue	Revenue	Loss	Margin	Revenue	(Unfavorable)
Unified Communications	$4,211	56%	$(2,053)	(49)%	$3,956	51%	$(3,921)	(99)%	$255	$1,868
Telephone	3,313	44%	(176)	(5)%	3,784	49%	(378)	(10)%	(471)	202

Total	$7,524	100%	$(2,229)	(30)%	$7,740	100%	$(4,299)	(56)%	$(216)	$2,070

Revenues decreased 2.8% to $7.5 million for the three months ended March 31, 2014, in comparison to $7.7 million for the three months ended March 31, 2013.  The decrease is primarily from a $0.5 million decrease in revenue due to our sale of operations in Syracuse, New York in August 2013 and a $0.4 million decrease in our USF revenues in our Telephone segment,  partially offset by a $0.7 million growth in our UC license and usage revenue. During the three months ended March 31, 2014, we had an operating loss of $2.2 million, compared to an operating loss of $4.3 million for the three months ended March 31, 2013.  The decrease in operating loss was attributable to higher selling, general and administrative expenses incurred in 2013 to support the growth of the UC segment and severance costs related to management changes and staff rationalization.  During the three months ended March 31, 2014, we had a net loss of $0.2 million, compared to a net loss of $0.7 million for the three months ended March 31, 2013.

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

Results of Operations for the three months ended March 31, 2014 and 2013

OPERATING REVENUES

	For the three months ended March 31, 2014		For the three months ended March 31, 2013		Change
		% of Total		% of Total
	Revenue	Revenue	Revenue	Revenue	Revenue
Unified Communications	$4,211	56%	$3,956	51%	$255
Telephone	3,313	44%	3,784	49%	(471)

Total	$7,524	100%	$7,740	100%	$(216)

Revenues for our UC segment increased 7% for the three months ended March 31, 2014 compared to the same period in 2013.  This increase was primarily associated with a $0.7 million increase in license and usage revenue from the segment’s organic growth.  This increase was partially offset by a $0.5 million decrease due to our sale of operations in Syracuse, New York in August 2013.

Revenues for our Telephone segment decreased 12% for the three months ended March 31, 2014 compared to the same period in 2013.  The decrease was primarily driven by a $0.4 million decline in USF revenues, due to lower reimbursable costs.

OPERATING EXPENSES

	Unified Communications			Telephone			Consolidated
	For the Three Month Ended March 31,			For the Three Month Ended March 31,			For the Three Month Ended March 31,
in thousands	2014	2013	Change	2014	2013	Change	2014	2013	Change
Cost of services and products	$2,026	$2,570	$(544)	$1,026	$1,219	$(193)	$3,052	$3,789	$(737)
Selling, general and administrative	3,717	4,689	(972)	2,081	2,559	(478)	5,798	7,248	(1,450)
Depreciation and amortization	521	618	(97)	382	384	(2)	903	1,002	(99)

Total operating expenses	$6,264	$7,877	$(1,613)	$3,489	$4,162	$(673)	$9,753	$12,039	$(2,286)

Operating expenses declined 19% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to selling, general and administrative expenses decreasing 21% associated with our UC segment.  In the first three months of 2013 we incurred $1.3 million in charges associated with the restructuring of management and staff rationalization, as well as $0.4 million in marketing expenses associated with the rebranding of the company, which were not incurred in 2014.

Cost of Services and Products

Cost of services and products for our UC segment decreased 21% for three months ended March 31, 2014 compared to the same period in 2013 and decreased as a percentage of revenue to 48% from 65% primarily due to leveraging the UC infrastructure over a larger revenue base.  The decrease was primarily due to a combined $0.6 million decrease from lower third-party carrier costs as a part of our cost reduction initiatives and cost savings from the sale of our operations in Syracuse, New York.

Cost of services and products for our Telephone segment decreased for three months ended March 31, 2014 compared to the same period in 2013 primarily due to a $0.2 million reduction in wages from the right sizing of the segment in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 20% for the three months ended March 31, 2014 compared to the same period primarily due to severance costs related to management changes and staff rationalization impacting both segments in 2013 of approximately $1.3 million.  In addition, both marketing and legal expenses decreased each by $0.2 million which was primarily driven by higher costs in 2013 from the rebranding to the Alteva name.

Depreciation and Amortization Expense

Depreciation and amortization expense in the UC segment decreased 16% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to a lower depreciable base due to the sale of our operations in Syracuse, New York in August 2013.

TOTAL OTHER INCOME (EXPENSE)

	For the Three Month Ended March 31,
in thousands	2014	2013	Change
Interest expense, net	$(139)	$(236)	$97
Income from equity method investment	2,040	3,250	(1,210)
Other income, net	21	108	(87)

Total other income	$1,922	$3,122	$(1,200)

Total other income decreased 38% for the three months ended March 31, 2014 compared to same period in 2013 due to the decline in income from the O-P agreement.  In 2013 we received guaranteed annual distributions of $13 million ($3.25 million each quarter). In 2014, in accordance with to the O-P agreement, our guaranteed distribution levels stopped and we will receive income from the equity investment only for our ownership share of 8.108% of the O-P’s net income.

INCOME TAXES

For the three months ended March 31, 2014, we had an income tax benefit of $58,000, or 19% of loss before income taxes, as compared to an income tax benefit of $0.5 million, or 43% of loss before income taxes, for the three months ended March 31, 2013.  The estimated effective tax rate for each period includes projections of tax expense on the expected change in our valuation allowance for deferred tax assets. The estimated annual effective tax rate for the year ended December 31, 2014 excludes the estimated tax effects of the O-P gain on the put exercise, which is being treated as a discrete item in the Company’s second quarter of 2014. The decrease in the effective tax rate is due to the expected increase in the valuation allowance for deferred tax assets reducing the overall tax benefit recorded for the period ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

We had $0.3 million of cash and cash equivalents at March 31, 2014 as compared with $1.6 million at December 31, 2013.  Our source of cash flows continue to be primarily generated from cash distributions from the O-P and borrowing under our credit facilities.  The O-P’s cash distributions are made to us on a quarterly basis.

We sold all of our ownership interest in the O-P on April 30, 2014 for gross proceeds of $50 million (see Note 5).  We will not receive any income from the O-P after April 30, 2014.  We used a portion of the proceeds to repay all of the outstanding borrowings under the TriState credit facility, allowing $17.0 million to remain available under the credit facility (see Note 6).  We expect the remaining gross proceeds to be used to pay taxes on the related gain, fund working capital needs and support growth initiatives.

In August 2013, we announced the discontinuation of dividends on our common stock to support future growth initiatives and strengthen our financial position.

On March 11, 2013, we entered into a new credit agreement with TriState to provide for borrowings up to $17.0 million with the ability to increase the facility for borrowings up to $20.0 million with the participation of another lender.  All borrowings become due and payable on June 30, 2014. The TriState borrowings incur interest at a variable rate based on either LIBOR or a Base Rate, as defined in the credit agreement, plus an applicable margin 3.50% or 2.00%, respectively.  For the three months ended March 31, 2014, the effective interest rate on the TriState credit facility was approximately 3.7%.  As of March 31, 2014, the Company had $6.5 million available under the Credit Agreement.

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

CASH FROM OPERATING ACTIVITIES

The change from net cash provided by to cash used in operating activities from March 31, 2013 to March 31, 2014 was primarily due to the fact that although we recorded $2.0 million of income from O-P for the three months ended March 31, 2014, the distribution of this income is expected in May 2014.  We did not receive cash from the O-P during the three months ended March 31, 2014.

For the three months ended March 31, 2013, net cash provided by operating activities was $0.6 million.  Operating cash flows included $1.8 million of distributions from the O-P that represented our share of the O-P’s income.

CASH FROM INVESTING ACTIVITIES

Net cash provided by investing activities was nominal for the three months ended March 31, 2014. In the first quarter of 2014, we purchased $0.1 million of seat licenses; however, we still have a payable balance and therefore no cash outflows were incurred for the three months ended March 31, 2014.  Net cash provided by investing activities of $1.0 million for the three months ended March 31, 2013 was primarily due to distributions of $1.4 million we received from the O-P in excess of our share of the O-P’s income.

CASH FROM FINANCING ACTIVITIES

Net cash provided by financing activities during the three months ended March 31, 2014 was $0.2 million compared to cash used in financing activities of $1.4 million for the three months ended March 31, 2013.  We had net borrowings of $0.6 million primarily from our TriState credit facility to fund working capital needs of the Company offset by $0.4 million in purchases of treasury shares from employee restricted stock vestings.  Dividends declared on our common shares by the Board of Directors were $0.27 per share for the three months ended March 31, 2013.  The total amount of dividends paid on our common shares by us for the three months ended March 31, 2013 was $1.7 million.  The additional financing activities for the three months ended March 31, 2013 were attributed to the repayment of debt of $15.1 million offset by $15.5 million proceeds from our new debt with TriState.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any material market risk. Our exposure to changes in interest rates results from our borrowing activities. There were no material changes to our quantitative disclosure about market risk as presented in item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.  CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, our management carried out an assessment, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our internal disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based on this assessment, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014, since the remediation of the previously identified material weaknesses remains in process.

Plan for Remediation of Material Weakness

We have already begun the remediation process for the material weakness identified at December 31, 2013.  We performed a multi-year evaluation of the recoverability of our deferred tax assets and we plan to enhance our quarterly and annual review process and related controls for income taxes through a combination of addition of incremental internal and/or external resources. The enhanced review process will include a more robust valuation allowance review process including a detailed analysis of the expected timing of the reversal of temporary differences.  Management believes that the new review process in addition to incremental internal and/or external resources will remediate the identified control deficiency.

Changes in Internal Control over Financial Reporting

Other than as discussed above under “Plan for Remediation of Material Weakness,” there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. - RISK FACTORS

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

ITEM 6. EXHIBITS

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

10.1	Partnership Interest Purchase Agreement as of April 30, 2014 between Alteva, Inc. and Cellco Partnership.

31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Brian J. Kelley, Interim Chief Executive Officer and Director.

31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Brian J. Kelley, Interim Chief Executive Officer and Director.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alteva, Inc.
(Registrant)

Date:	May 12, 2014	/s/ Brian J. Kelley
Brian J. Kelley
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2014	/s/ Brian H. Callahan
Brian H. Callahan
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits

3.1	Articles of Incorporation, as amended, are incorporated herein by reference from Exhibit 3(i) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

3.2	By-Laws, as amended, are incorporated herein by reference from Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

3.3

Certificate of Amendment of the Certificate of Incorporation filed with the New York Department of State on May 21, 2013 is incorporated herein by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

10.1	Partnership Interest Purchase Agreement as of April 30, 2014 between Alteva, Inc. and Cellco Partnership.

31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Brian J. Kelley, Interim Chief Executive Officer and Director.

31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Brian J. Kelley, Interim Chief Executive Officer and Director.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.