Form 10-Q
period 2014-06-30
ALTEVA, INC.
filed 2014-08-11
CIK 104777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of Alteva, Inc. common stock outstanding as of August 1, 2014 was 5,983,351.

Part I — Financial Information

Item 1.             Financial Statements

ALTEVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net Revenue
Unified Communications	$4,234	$3,920	$8,445	$7,876
Telephone	3,370	3,527	6,683	7,311
Total operating revenues	7,604	7,447	15,128	15,187

Operating expenses
Cost of services and products (exclusive of depreciation and amortization expense)	2,867	3,215	5,919	7,004
Selling, general and administrative expenses	5,262	6,226	11,060	13,474
Depreciation and amortization	919	961	1,822	1,963
Total operating expenses	9,048	10,402	18,801	22,441
Operating loss	(1,444)	(2,955)	(3,673)	(7,254)

Other income (expense)
Interest income (expense), net	(54)	(178)	(193)	(414)
Income from investment	50,333	3,250	52,373	6,500
Other income (expense), net	6	29	27	137
Total other income	50,285	3,101	52,207	6,223
Income (loss) before income taxes	48,841	146	48,534	(1,031)

Income tax expense (benefit)	17,304	155	17,246	(351)
Net income (loss)	31,537	(9)	31,288	(680)

Preferred dividends	7	7	13	13
Income (loss) applicable to common stock and participating securities	$31,530	$(16)	$31,275	$(693)

Basic earnings (loss) per share	$5.19	$—	$5.11	$(0.12)

Diluted earnings (loss) per share	$5.19	$—	$5.11	$(0.12)

Weighted average shares of common stock used to calculate earnings per share
Basic	5,917	5,775	5,842	5,760
Diluted	5,917	5,775	5,842	5,760

Dividends declared per common share	$—	$0.27	$—	$0.54

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income (loss)	$31,537	$(9)	$31,288	$(680)
Other comprehensive income (loss):
Defined benefit pension plans:
Amortization of prior service costs	(35)	(68)	(70)	(137)
Amortization of actuarial loss	184	213	367	427
Other comprehensive income	149	145	297	290
Comprehensive income (loss)	$31,686	$136	$31,585	$(390)

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$40,095	$1,636
Trade accounts receivable - net of allowance for uncollectibles - $354 and $378 at June 30, 2014 and December 31, 2013, respectively	3,335	2,836
Other accounts receivable	1,135	480
Materials and supplies	221	237
Prepaid expenses	796	774
Deferred income taxes	108	108
Total current assets	45,690	6,071

Property, plant and equipment, net	13,172	13,837
Intangibles, net	5,446	5,856
Seat licenses	1,608	1,749
Goodwill	9,006	9,006
Other assets	934	744
Total assets	$75,856	$37,263

Liabilities and Shareholders’ Equity

Current liabilities
Short-term debt	$401	$10,126
Accounts payable	917	944
Advance billing and payments	356	341
Accrued taxes	17,692	1,692
Pension and post retirement benefit obligations	267	267
Other accrued expenses	4,510	3,934
Total current liabilities	24,143	17,304

Long-term debt	408	297
Deferred income taxes	773	649
Pension and post retirement benefit obligations	5,846	6,007
Total liabilities	31,170	24,257

Commitments and contingencies

Shareholders’ equity
Preferred shares - $100 par value, authorized and issued shares of 5; $0.01 par value authorized and unissued shares of 10,000;	500	500
Common stock - $0.01 par value, authorized shares of 10,000 6,858 and 6,971 shares issued at June 30, 2014 and December 31, 2013, respectively	70	70
Treasury stock - at cost, 875 and 830 common shares at June 30, 2014 and December 31, 2013, respectively	(8,011)	(7,612)
Additional paid in capital	13,786	13,279
Accumulated other comprehensive loss	(1,139)	(1,436)
Retained earnings	39,480	8,205
Total shareholders’ equity	44,686	13,006
Total liabilities and shareholders’ equity	$75,856	$37,263

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES

Net income (loss)	$31,288	$(680)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,822	1,963
Stock based compensation expense	507	687
Unpaid distributions and gain on sale from equity investment included in net income	(50,284)	(2,839)
Other non-cash operating activities	218	468
Changes in assets and liabilities
Trade accounts receivable	(499)	428
Other assets	(470)	(731)
Accrued taxes	16,000	(149)
Accounts payable	(27)	253
Other accruals and liabilities	727	419

Net cash used in operating activities	(718)	(181)

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(151)	(414)
Proceeds from sale of assets	33	—
Acquired intangibles	(16)	(57)
Purchase of seat licenses	(74)	(333)
Proceeds received in excess of income from equity investments	49,776	2,839
Net cash provided by investing activities	49,568	2,035

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from debt	2,443	17,593
Repayment of debt and capital leases	(12,422)	(16,878)
Payment of fees for acquisition of debt	—	(119)
Purchase of treasury stock	(399)	(126)
Dividends (Common and Preferred)	(13)	(3,333)
Net cash used in financing activities	(10,391)	(2,863)

Net change in cash and cash equivalents	38,459	(1,009)

Cash and cash equivalents at beginning of period	1,636	1,799

Cash and cash equivalents at end of period	$40,095	$790

Supplemental disclosure of non-cash investing activities:
Acquisition of seat licenses and equipment under capital leases	$365	$101

ALTEVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF OPERATIONS AND CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Nature of Operations

Alteva, Inc. (“Alteva” or the “Company”) is a cloud-based communications company that provides Unified Communications (“UC”) solutions, including enterprise hosted Voice over Internet Protocol (“VoIP”) and operates as a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey.  Unless otherwise indicated or unless the context requires, all references to the Company means the Company and its wholly-owned subsidiaries.  The Company delivers cloud-based UC solutions including BroadSoft-based VoIP integrated with Microsoft Lync, Microsoft Exchange, Google Apps for Business, leading customer relationship management (CRM) applications such as Salesforce.com and Bring-Your-Own-Device (BYOD) solutions for Mobility.  The Company’s ILEC operations consist of providing local and toll telephone service to residential and business customers, Internet high-speed broadband service, and satellite television services provided by DIRECTV.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results and cash flows for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire year.  The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions and balances have been eliminated.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.  Significant estimates include, but are not limited to, depreciation and amortization expense, allowance for doubtful accounts, long-lived assets, pension and postretirement expenses, and income taxes.  Actual results could differ from those estimates.

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

Equipment sales associated with the sale of telephone equipment are recognized upon delivery to the customer, as it is considered to be a separate earnings process. The sales are recognized on a gross basis, as the Company is considered the principal obligor in customer transactions among other considerations.  Other upfront fees, excluding equipment, along with associated costs, up to but not exceeding these fees, are deferred and recognized over the estimated life of the customer relationship.  The Company has estimated its customer relationship life at eight years and evaluates it periodically for continued appropriateness.

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

Revenue from these pooling arrangements which includes Universal Service Funds (“USF”) and National Exchange Carrier Association (“NECA”) pool settlements, accounted for 3% and 5% of the Company’s consolidated revenues for the six months ended June 30, 2014 and 2013, respectively.

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

The Company only has goodwill that is associated with its UC segment, resulting from the purchase of certain assets and certain liabilities of Alteva, LLC in 2011.  The Company is not aware of any events or circumstances that occurred during the six months ended June 30, 2014 that would have more likely than not reduced the fair value of this reporting unit below its carrying value.

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

The Company assesses the realizability of its deferred tax assets, taking into consideration future reversals of existing temporary differences, the Company’s forecast of future taxable income, and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, management must evaluate the need for, and the amount of, valuation allowances against the Company’s deferred tax assets. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required.

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

NOTE 2:  NEW ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standard update (“ASU”) 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The update provides guidance on how to account for certain share-based payment awards where employees would be eligible to vest in the award regardless of whether the employee is still rendering service on the date the performance target is achieved.  The standard is effective for annual and interim periods with those annual periods beginning after December 15, 2015.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2014-12 to have a material impact to its consolidated results of operation.

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard, ASU 2014-09, Revenue from Contract with Customers, that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS. The standard’s primary principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. We expect to adopt this standard in the quarter ending March 31, 2017. The Company is still evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 revised guidance to only allow disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations, as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. ASU 2014-08 is effective for interim and annual reporting periods beginning after December 15, 2014. The Company does not expect the adoption of ASU 2014-08 to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted ASU 2013-11 effective January 1, 2014 and the adoption did not have a significant impact on the Company’s consolidated financial statement presentation.

NOTE 3:  SEAT LICENSES AND OTHER INTANGIBLE ASSETS

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual value. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

The components of seat licenses are as follows:

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of June 30, 2014
Seat licenses	5 years	$2,725	$(1,117)	$1,608

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of December 31, 2013
Seat licenses	5 years	$2,606	$(857)	$1,749

The components of other intangible assets are as follows:

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of June 30, 2014
Customer relationships	8 years	$5,400	$(1,969)	$3,431
Trade name	15 years	2,400	(467)	1,933
Website	12 years	96	(14)	82
Total		$7,896	$(2,450)	$5,446

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of December 31, 2013
Customer relationships	8 years	$5,400	$(1,631)	$3,769
Trade name	15 years	2,400	(387)	2,013
Website	12 years	79	(5)	74
Total		$7,879	$(2,023)	$5,856

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

The Company accrued $100,000 during the six months ended June, 2014, in connection with the potential exposure for this matter based upon the current facts and circumstances. The Company will continually monitor the status of this matter to determine the potential impact and any required adjustment to the accrual.

On May 25, 2014, the Company continued to carry out its plan to contain costs by reducing its company-wide headcount by 7%.  Total expense recognized in selling, general and administrative expense during the second quarter of 2014 related to this reduction was $0.2 million. The Company expects to payout its remaining accrual balance associated with this workforce reduction through December 2014.

On May 21, 2013, the Company announced a reduction in workforce of its Warwick, New York facility of approximately 17% due to the decline in work associated with the Telephone segment.  Total expense recognized in selling, general and administrative expenses during the second quarter of 2013 related to this reduction was $0.3 million The Company expects to payout its remaining accrual balance associated with this workforce reduction through August 2014.

The Company reports severance accrual within other accrued expenses on its balance sheet.  The following summarizes the movement in the accrual balance associated with its workforce reductions, excluding the accrual for Mr. Cuthbert, for the six months ended June 30, 2014:

($ in thousands)
Beginning balance - December 31, 2013	$247
Additional accrual	307
Payments	(375)
Ending balance - June 30, 2014	$179

NOTE 5:  ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

The Company was a limited partner in the Orange County-Poughkeepsie Limited Partnership (“O-P”) and had an 8.108% limited partnership interest until April 30, 2014, which is accounted for under the equity method of accounting.  The majority owner and general partner of the O-P is Verizon Wireless of the East LP (“Verizon”).

On May 26, 2011, the Company entered into an agreement with Verizon and Cellco Partnership (d/b/a Verizon Wireless), the other limited partner, in the O-P to make certain changes to the O-P partnership agreement which, among other things, specifies that the O-P will provide 4G cellular services (the “4G Agreement”).  The 4G Agreement provides that the O-P’s business will be converted from a wholesale business to a retail business.  The 4G Agreement provided for guaranteed annual cash distributions to the Company from the O-P through 2013.  For the years ended December 31, 2013, 2012 and 2011, the Company received annual cash distributions from the O-P of $13.0 million, $13.0 million and $13.6 million, respectively.  Starting in 2014, the agreement provided that the Company would receive cash distributions equal to its ownership share percentage of the approved total distributions by the O-P. The 4G Agreement also gave the Company the right (the “Put”) to require Verizon to purchase all of the Company’s ownership interest in the O-P during April 2013 or April 2014 for an amount equal to the greater of (a) $50.0 million or (b) the product of five (5) times 0.081081 times the O-P’s EBITDA, as defined in the 4G Agreement for the calendar year preceding the exercise of the Put.

On April 30, 2014, the Company exercised the Put option and sold all of its ownership interest in the O-P for gross proceeds of $50 million, which resulted in a gain on the sale of $49.8 million.  The Company has not and will not receive any income from the O-P after April 30, 2014.  The Company used a portion of the proceeds to repay all of the outstanding borrowings under the TriState credit facility (see Note 6).  The Company expects the remaining gross proceeds to be used to pay taxes on the related gain, fund working capital needs and support growth initiatives.

Pursuant to the equity method accounting of the Company’s investment income, the Company is required to record the income from the O-P as an increase to the Company’s investment account.  The Company is required to apply the cash payments made under the 4G Agreement as a return on its investment when received.  As a result of receiving the fixed guaranteed cash distributions from the O-P in excess of the Company’s proportionate share of the O-P income, the investment account was reduced to zero within the first six months of 2012. Thereafter, the Company recorded the fixed guaranteed cash distributions that were received from the O-P in excess of the proportionate share of the O-P income directly to the Company’s statement of operations as other income.  In 2014 when guaranteed distribution ceased, the Company returned to recording the income from the O-P as in increase to the Company’s investment account and any cash payments received were applied as a return on its investment.

The Company recognized $0.6 million of income for its April 2014 share of income from the O-P.  As of June 30, 2014, $0.5 million of the income was undistributed and is included in other accounts receivable on its balance sheet.  Pursuant to the 4G Agreement, the Company will receive its remaining distribution in August 2014.

The following summarizes the income statement (unaudited) for the three months ended June 30, 2014 and 2013 that the O-P provided to the Company:

	For the three	For the three
	months ended	months ended
($ in thousands)	June 30, 2014	June 30, 2013
Net sales	$86,305	$81,176
Cellular service cost	42,441	36,307
Operating expenses	23,037	22,237
Operating income	20,827	22,632
Other income (expense)	42	4
Net income	$20,869	$22,636
Company’s share (1)	$558	$1,835

(1)         Company’s share for the three months ended June 30, 2014 was calculated using a weighted average ownership rate of 2.673% due to the fact that the Company exercised the Put option and sold all of its ownership interest on April 30, 2014.

The following summarizes the income statement (unaudited) for the six months ended June 30, 2014 and the six months ended June 30, 2013 that O-P provided to the Company:

	For the six	For the six
	months ended	months ended
($ in thousands)	June 30, 2014	June 30, 2013
Net sales	$170,746	$161,068
Cellular service cost	80,051	72,287
Operating expenses	44,726	43,635
Operating income	45,969	45,146
Other income (expense)	62	7
Net income	$46,031	$45,153
Company’s share (2)	$2,597	$3,661

(2)         Company’s share of income for the six months ended June 30, 2014 is a blend of its ownership rate of 8.108% for first quarter earnings and the weighted average ownership rate of 2.673% for the second quarter earnings due to the fact that the Company sold all of its ownership interest on April 30, 2014.

The following summarizes the balance sheet as of December 31, 2013 that the O-P provided to the Company:

As of
($ in thousands)	December 31, 2013
Current assets	$23,351
Property, plant and equipment, net	41,646
Other assets	365
Total assets	$65,362

Total liabilities	$17,887
Partners’ capital	47,475
Total liabilities and partners’ capital	$65,362

NOTE 6: DEBT OBLIGATIONS

Debt obligations consisted of the following at June 30, 2014 and December 31, 2013:

	As of
($ in thousands)	June 30, 2014	December 31, 2013

Short-term debt:
Capital leases and other borrowings, current portion	$401	$428
TriState credit line	—	9,698
	401	10,126
Long-term debt:
Capital leases and other borrowings	408	297
Total debt obligations	$809	$10,423

On March 11, 2013, the Company entered into a credit agreement with TriState Capital Bank (“TriState”) to provide for borrowings up to $17.0 million with the ability to increase the facility for borrowings up to $20.0 million with the participation of another lender (the “Credit Agreement”).  All borrowings were to become due and payable on June 30, 2014. The TriState borrowings incur interest at a variable rate based on either LIBOR or a Base Rate, as defined in the Credit Agreement, plus an applicable margin of 3.50% or 2.00%, respectively.

Under the terms of the Credit Agreement, the Company is required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios and certain financial reporting requirements. The Company must maintain a consolidated liquidity ratio, as defined in the Credit Agreement, in excess of 1.0 to 1.0, including the value of the Put calculated in accordance with the 4G Agreement, until April 30, 2014.  The Company obtained the consent of TriState prior to agreeing to any amendment to the agreements the Company has with the O-P. The Company’s obligations under the TriState credit facility are secured by all of the Company’s assets and guaranteed by all of the Company’s wholly-owned subsidiaries except for the Company’s ILEC subsidiary.  The ILEC subsidiary entered into a negative pledge agreement with TriState whereby the ILEC subsidiary agreed not to pledge any of its assets as collateral or lien to be placed on any of its assets.

On April 30, 2014, the Company sold its ownership interest in the O-P on (see Note 5) and a portion of the proceeds was used to repay all of the outstanding borrowings under the TriState credit facility.

On June 1, 2014, the Company reduced the borrowing capacity under the Credit Agreement from a ceiling of $17.0 million to a ceiling of $5.0 million.  Pursuant to the Credit Agreement, the Company has a one-time ability to request a ceiling increase not to exceed $3.0 million.  On June 30, 2014, the Credit Agreement was amended to extend the expiration of the Credit Agreement from June 30, 2014 to October 8, 2014.  As of June 30, 2014, the Company had $5.0 million available under the Credit Agreement and is in compliance with all of its loan covenants.

NOTE 7:  INCOME TAXES

The effective tax rate for the six months ended June 30, 2014, and June 30, 2013 was 35.5% and 34.0%, respectively.  We determined our interim tax provision by developing an estimate of the annual effective tax rate and applying such rate to interim pre-tax results. The estimated rate includes projections of tax expense on the expected increase in our valuation allowance for deferred tax assets.  The estimated effective tax rate differed from the U.S. statutory rate primarily due to the expected increase in the valuation allowance, which reduced the overall tax benefit recorded for the period ended June 30, 2014. The estimated tax effects of the gain on the O-P put exercise was treated as a discrete item in the second quarter.

As of June 30, 2014 and December 31, 2013, the Company carried a full valuation allowance against its deferred tax assets because management determined that it was not more likely than not that it would realize the benefits of such deferred tax assets. The Company maintains a deferred tax liability related to indefinite lived intangibles.

The accounting standard regarding accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities, unless expected to be paid within one year.  As of June 30, 2014 and December 31, 2013, the Company has no liability for unrecognized tax benefits.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense.  For the six months ended June 30, 2014 and 2013, there was no interest expense relating to unrecognized tax benefits.

NOTE 8:  PENSION AND POSTRETIREMENT OBLIGATIONS

The components of net periodic cost (benefit) for the three months ended June 30, 2014 and 2013 are as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended		For the three months ended
($ in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Service cost	$—	$—	$3	$3
Interest cost	201	190	27	57
Expected return on plan assets	(216)	(262)	(7)	(105)
Amortization of transition asset	—	—	—	7
Amortization of prior service cost	14	14	(49)	(82)
Recognized actuarial loss	178	197	6	16

Net periodic benefit cost (benefit)	$177	$139	$(20)	$(104)

The components of net periodic cost (benefit) for the six months ended June 30, 2014 and 2013 are as follows:

	Pension Benefits		Postretirement Benefits
	For the six months ended		For the six months ended
($ in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Service cost	$—	$—	$6	$7
Interest cost	413	380	59	113
Expected return on plan assets	(441)	(524)	(15)	(209)
Amortization of transition asset	—	—	—	14
Amortization of prior service cost	28	28	(98)	(165)
Recognized actuarial loss	355	396	12	31

Net periodic benefit cost (benefit)	$355	$280	$(36)	$(209)

For the six months ended June 30, 2014 and June 30, 2013, the Company has contributed $0.1 million and $0.3 million, respectively, to its pension and postretirement benefits plans.  The amortization of prior service cost and recognized actuarial (gain) loss included in pension and postretirement expense represent reclassifications out of other comprehensive income (loss).

NOTE 9:    STOCK BASED COMPENSATION

The Company has a shareholder approved long-term incentive plan (the “LTIP”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock. There are 1.1 million shares of common stock authorized for issuance under the LTIP.  Shares available for grant under the LTIP may be either authorized, but unissued shares or shares that have been reacquired by the Company and designated as treasury shares. As of June 30, 2014 and December 31, 2013, 353,128 and 57,923 shares of the Company’s common stock were available for grant under the LTIP. The LTIP permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares. The exercise price per share of the Company’s common stock purchasable under any stock option or stock appreciation right may not be less than 100% of the fair market value of one share of common stock on the date of grant. The term of any stock option or stock appreciation right may not exceed ten years. The LTIP also provides plan participants with a cashless mechanism to exercise their stock options. Issued restricted stock, stock options and restricted stock units are subject to vesting restrictions.

Restricted Stock Awards

Stock-based compensation expense for restricted stock awards was $0.5 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively.  Restricted stock awards are amortized over their respective vesting periods of two or three years.  The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis.

The following table summarizes the restricted common stock activity for the six months ended June 30, 2014:

	June 30, 2014
		Weighted Average Fair
	Shares	Value

Balance - nonvested at January 1, 2014	409,889	$10.33
Granted	22,508	8.35
Vested	(140,426)	10.36
Forfeited	(134,714)	10.53
Balance - nonvested at June 30, 2014	157,257	$9.67

The total grant-date fair value of restricted stock vested for the six months ended June 30, 2014 was $1.5 million.  As of June 30, 2014, $1.3 million of total unrecognized compensation expense related to restricted common stock is expected to be recognized over a weighted average period of approximately 2 years.

Stock Options

The following tables summarize stock option activity for the six months ended June 30, 2014, along with stock options exercisable at the end of the period:

	For the six months Ended
	June 30, 2014
Options	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)

Outstanding - Beginning of period	499,542	$11.78
Forfeited or expired	(137,667)	11.19
Outstanding - End of period	361,875	$12.00	7

Vested and Expected to Vest at June 30, 2014	347,400
Exercisable at June 30, 2014	237,783

The fair value of the stock-based awards was estimated using the Black-Scholes model.  No options were granted in the second quarter 2014. Effective the third quarter 2013, the Company’s dividend yield is zero as it has discontinued its dividends on common stock.

As of June 30, 2014, $0.1 million of total unrecognized compensation expense related to stock options awards is expected to be recognized over a weighted average period of approximately 2 years.

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock granted to employees that are included in the Company’s condensed consolidated statements of operations for the three months ended and six months ended June 30, 2014 and 2013:

($ in thousands)	For the three months ended June 30,		For the six months ended June 30,
Stock-Based Compensation Expense	2014	2013	2014	2013

Cost of services and products	$—	$3	$—	$6
Selling, general and administrative expenses	201	466	507	681
	$201	$469	$507	$687

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

For the three and six months ended June 30, 2013, the Company experienced a net loss.  As a result, the effect of participating securities was excluded from the computation of basic and diluted EPS.  The net losses were not allocated because the restricted stockholders are not required to fund losses.

The weighted average number of shares of common stock used in basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 is as follows:

	For the three months ended June 30,
(amounts in thousands, except for per share)	2014	2013

NUMERATOR:
Net income (loss) applicable to common stock and participating securities	$31,530	$(16)
Less: income applicable to participating securities (1)	(827)	—
Net income (loss) applicable to common stock	$30,703	$(16)

DENOMINATOR:
Weighted average shares outstanding - Basic and Diluted (2)	5,917	5,775

EPS:
Net income (loss) per share - Basic and Diluted	$5.19	$—

(1)         For the three months ended June 30, 2014 and 2013, the Company had 0.2 million and 0.4 million in nonvested participating securities, respectively.  As the participating securities do not participate in losses, there was no allocation of loss for the three months ended June 30, 2013.

(2)         For the three months ended June 30, 2014 and 2013, potentially dilutive shares related to out of the money common stock options that were excluded from EPS, as their effect was anti-dilutive, were nominal.

	For the six months ended June 30,
(amounts in thousands, except for per share)	2014	2013

NUMERATOR:
Net income (loss) applicable to common stock and participating securities	$31,275	$(693)
Less: income applicable to participating securities (1)	(1,414)	—
Net income (loss) applicable to common stock	$29,861	$(693)

DENOMINATOR:
Weighted average shares outstanding - Basic and Diluted (2)	5,842	5,760

EPS:
Net income (loss) per share - Basic and Diluted	$5.11	$(0.12)

(1)         For the six months ended June 30, 2014 and 2013, the Company had 0.3 million and 0.4 million in nonvested participating securities, respectively.  As the participating securities do not participate in losses, there was no allocation of loss for the six months ended June 30, 2013.

(2)         For the six months ended June 30, 2014 and 2013, potentially dilutive shares related to out of the money common stock options that were excluded from EPS, as their effect was anti-dilutive, were nominal.

NOTE 11:  SHAREHOLDERS’ EQUITY

A summary of the changes to shareholders’ equity for the six months ended June 30, 2014 and 2013 is provided below:

	For the six months ended June 30,
($ in thousands)	2014	2013
Shareholders’ equity, beginning of period	$13,006	$13,098
Net income (loss)	31,288	(680)
Dividends paid on common stock	—	(3,320)
Dividends paid on preferred stock	(13)	(13)
Stock based compensation	507	687
Treasury stock purchases	(399)	(126)
Changes in pension and postretirement benefit plans	297	290

Shareholders’ equity, end of period	$44,686	$9,936

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

The Telephone segment operates as an ILEC in southern Orange County, New York and northern New Jersey.  The Telephone segment consists of providing local and toll telephone service, high-speed broadband and fiber Internet access services and satellite video services to residential and business customers.  The ILEC service areas are primarily rural and have an estimated population of 50,000.  The Company also operates as a CLEC in in Middletown, New York, Scotchtown, New York and Vernon, New Jersey.

The segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.  All intersegment transactions are shown net of eliminations.

Segment statement of operations information for the three months ended June 30, 2014 and 2013 is set forth below:

	For the three months ended June 30,
	2014			2013
	UC	Telephone	Consolidated	UC	Telephone	Consolidated

Operating Revenues	$4,234	$3,370	$7,604	$3,920	$3,527	$7,447

Operating Expenses
Cost of services and products	1,889	978	2,867	2,015	1,200	3,215
Selling, general and administrative expense	3,351	1,911	5,262	3,811	2,415	6,226
Depreciation and amortization	539	380	919	564	397	961
Total Operating Expenses	5,779	3,269	9,048	6,390	4,012	10,402

Operating Income (Loss)	(1,545)	101	(1,444)	(2,470)	(485)	(2,955)
Interest income, (expense), net			(54)			(178)
Income from equity method investment			50,333			3,250
Other (expense) income, net			6			29
Income before income taxes			$48,841			$146

Segment statement of operations information for the six months ended June 30, 2014 and 2013 is set forth below:

	For the six months ended June 30,
	2014			2013
	UC	Telephone	Consolidated	UC	Telephone	Consolidated

Operating Revenues	$8,445	$6,683	$15,128	$7,876	$7,311	$15,187

Operating Expenses
Cost of services and products	3,915	2,004	5,919	4,585	2,419	7,004
Selling, general and administrative expense	7,068	3,992	11,060	8,500	4,974	13,474
Depreciation and amortization	1,060	762	1,822	1,182	781	1,963
Total Operating Expenses	12,043	6,758	18,801	14,267	8,174	22,441

Operating Loss	(3,598)	(75)	(3,673)	(6,391)	(863)	(7,254)
Interest income, (expense), net			(193)			(414)
Income from equity method investment			52,373			6,500
Other (expense) income, net			27			137
Income before income taxes			$48,534			$(1,031)

The Company’s assets for each of the two segments have not significantly changed since December 31, 2013, except for the $40 million in cash due to the proceeds from exercising the O-P Put.

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

As of June 30, 2014, the aggregate market value of the Company’s common stock held by non-affiliates was below $50 million.  As a result, the Company is a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, beginning with the first quarterly report filed on Form 10-Q following the determination.

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

Overview

Alteva, Inc. (we, our or us) is a cloud-based communications company that provides Unified Communications (“UC”) solutions, including enterprise hosted Voice-over-Internet Protocol (“VoIP”) and operates as a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey.    We deliver cloud-based UC solutions including BroadSoft-based VoIP integrated with Microsoft Lync, Microsoft Exchange, Google Apps for Business, leading customer relationship management (CRM) applications such as Salesforce.com and Bring-Your-Own-Device (BYOD) solutions for Mobility. Our ILEC operations consist of providing local and toll telephone service to residential and business customers, Internet high-speed broadband service, and satellite television services provided by DIRECTV. Our cloud-based Unified Communication as a Service (“UCaaS”) solutions are focused on medium, large and enterprise markets. We meet our customers’ unique needs for a business communications solution that integrates multi-location, mobility, business productivity and analytics, into a single seamless experience.

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

Executive Summary

	Six months ended June 30, 2014				Six months ended June 30, 2013				Change
										Segment
		% of Total	Segment	Segment		% of Total	Segment	Segment		Favorable
	Revenue	Revenue	Loss	Margin	Revenue	Revenue	Loss	Margin	Revenue	(Unfavorable)
Unified Communications	$8,445	56%	$(3,598)	(43)%	$7,876	52%	$(6,391)	(81)%	$569	$2,793
Telephone	6,683	44%	(75)	(1)%	7,311	48%	(863)	(12)%	(628)	788

Total	$15,128	100%	$(3,673)	(24)%	$15,187	100%	$(7,254)	(48)%	$(59)	$3,581

Overall revenues were relatively consistent at $15.1 million for the six months ended June 30, 2014 and $15.2 million for the six months ended June 30, 2013.  We experienced a 7% increase in our UC revenues due to the organic growth of the segment, which was partially offset by a $1.1 million decrease in revenue from our Syracuse, New York operation that were sold in August 2013.  The decrease in our Telephone segment for the six months ended June 30, 2014 was primarily due to a $0.5 million decrease in our USF revenues, due to the expected trend of lower reimbursable costs. In addition, for the past several years, we have experienced declines in telephone access lines within our Telephone segment due to sustained competition and cellular substitution for landline telephone services in our regulated franchise area that have reduced revenue in this segment. We partially offset the decline in telephone access lines by focusing our efforts on identifying and pursuing growth opportunities including fiber deals and expansion of our broadband Internet business.

During the six months ended June 30, 2014, we had an operating loss of $3.7 million, compared to an operating loss of $7.3 million for the six months ended June 30, 2013.  The decrease in operating loss was attributed to lower payroll and operating costs in 2014 due to cost saving initiatives implemented in 2013 and the first half of 2014,  that included severance charges related to management changes and staff rationalization primarily in 2013 and due to the sale of the operations in Syracuse, New York, which had incurred higher operating costs than revenue. During the six months ended June 30, 2014, we had net income of $31.3 million, compared to a net loss of $0.7 million for the six months ended June 31, 2013, as a result of our exercise of the Orange County-Poughkeepsie Limited Partnership (“O-P”) Put for $50 million and the decrease in operating costs discussed above.

Results of Operations for the three and six months ended June 30, 2014 and 2013

OPERATING REVENUES

	For the three months ended June 30, 2014		For the three months ended June 30, 2013		Change
		% of Total		% of Total
	Revenue	Revenue	Revenue	Revenue	Revenue
Unified Communications	$4,234	56%	$3,920	53%	$314
Telephone	3,370	44%	3,527	47%	(157)

Total	$7,604	100%	$7,447	100%	$157

Revenues for our UC segment increased 8% for the three months ended June 30, 2014 compared to the same period in 2013.  This increase was associated with the segment’s organic growth primarily driven by a $0.7 million increase in license and usage revenue.  This increase was partially offset by a $0.6 million decrease in revenue from previous customers within our Syracuse, New York operations that were sold in August 2013.

Revenues for our Telephone segment decreased 5% for the three months ended June 30, 2014 compared to the same period in 2013.  The decrease was driven by a $0.1 million decline in USF revenues and a decrease in access line revenue.

	For the six months ended June 30, 2014		For the six months ended June 30, 2013		Change
		% of Total		% of Total
	Revenue	Revenue	Revenue	Revenue	Revenue
Unified Communications	$8,445	56%	$7,876	52%	$569
Telephone	6,683	44%	7,311	48%	(628)

Total	$15,128	100%	$15,187	100%	$(59)

Revenues for our UC segment increased 7% for the six months ended June 30, 2014 compared to the same period in 2013.  This increase was associated with the segment’s organic growth primarily driven by a $1.5 million increase in license and usage revenue.  This increase was partially offset by a $1.1 million decrease due to our sale of operations in Syracuse, New York in August 2013.

Revenues for our Telephone segment decreased 9% for the six months ended June 30, 2014 compared to the same period in 2013.  The decrease was driven by a $0.5 million decline in USF revenues and a decrease in access line revenue.

OPERATING EXPENSES

	Unified Communications			Telephone			Consolidated
	For the Three Month Ended June 30,			For the Three Month Ended June 30,			For the Three Month Ended June 30,
in thousands	2014	2013	Change	2014	2013	Change	2014	2013	Change
Cost of services and products	$1,889	$2,015	$(126)	$978	$1,200	$(222)	$2,867	$3,215	$(348)
Selling, general and administrative	3,351	3,811	(460)	1,911	2,415	(504)	5,262	6,226	(964)
Depreciation and amortization	539	564	(25)	380	397	(17)	919	961	(42)

Total operating expenses	$5,779	$6,390	$(611)	$3,269	$4,012	$(743)	$9,048	$10,402	$(1,354)

Operating expenses declined 13% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to selling, general and administrative expenses decreasing 16% across both of our operating segments.  For the three months ended June 30, 2014, we realized cost savings from a reduction in headcount.

Cost of Services and Products

Cost of services and products for our UC segment decreased 6% for three months ended June 30, 2014 compared to the same period in 2013 and decreased as a percentage of revenue to 45% from 51%.  The decrease was primarily due to leveraging the UC infrastructure over a larger revenue base and lower third-party carrier costs as a part of our cost reduction initiatives and cost savings from the sale of our operations in Syracuse, New York and improved margins on our equipment sales.  These decreases were partially offset by a $0.2 million increase in circuit and usage costs due to increases in customers.

Cost of services and products for our Telephone segment decreased for three months ended June 30, 2014 compared to the same period in 2013 primarily due to a $0.2 million reduction in circuit costs as part of our cost reduction initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 16% for the three months ended June 30, 2014 compared to the same period in 2013 primarily due a $0.5 decrease in wages and associated benefits and $0.3 million lower equity compensation due to staff reductions over the last year across both segments.  In addition, we realized a $0.1 million decrease in marketing expenses due to the 2013 rebranding.

Depreciation and Amortization Expense

Depreciation and amortization expense in the UC segment decreased 5% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to a lower depreciable base due to the sale of our operations in Syracuse, New York in August 2013.

	Unified Communications			Telephone			Consolidated
	For the Six Month Ended June 30,			For the Six Month Ended June 30,			For the Six Month Ended June 30,
in thousands	2014	2013	Change	2014	2013	Change	2014	2013	Change
Cost of services and products	$3,915	$4,585	$(670)	$2,004	$2,419	$(415)	$5,919	$7,004	$(1,085)
Selling, general and administrative	7,068	8,500	(1,432)	3,992	4,974	(982)	11,060	13,474	(2,414)
Depreciation and amortization	1,060	1,182	(122)	762	781	(19)	1,822	1,963	(141)

Total operating expenses	$12,043	$14,267	$(2,224)	$6,758	$8,174	$(1,416)	$18,801	$22,441	$(3,640)

Operating expenses declined 16% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to selling, general and administrative expenses decreasing 18% across both of our operating segments.  During the first six months of 2014 we incurred $1.8 million less in charges associated with the restructuring of management and staff rationalization, compared to the same period in 2013.  In the first six months of 2013 we incurred $0.4 million in marketing expenses associated with the rebranding of the company, which were not incurred in 2014, and cost reduction initiatives put in place.

Cost of Services and Products

Cost of services and products for our UC segment decreased 15% for the six months ended June 30, 2014 compared to the same period in 2013 and decreased as a percentage of revenue to 46% from 58% primarily due to a combined $0.8 million decrease from lower third-party carrier costs as a part of our cost reduction initiatives and cost savings from the sale of our operations in Syracuse, New York, the leveraging of the UC infrastructure over a larger revenue base and improved margins on our equipment sales.  This was offset by a $0.3 million increase in internet access costs due to an increase in customers.

Cost of services and products for our Telephone segment decreased for the three months ended June 30, 2014 compared to the same period in 2013 due to $0.3 million in lower wages from staff rationalizations over the last year and $0.2 million reduction in circuit costs as part of our cost reduction initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 18% for the six months ended June 30, 2014 compared to the same period primarily due to a $1.2 million decrease in wages and associated benefits and $0.2 million lower equity compensation from staff reductions over the last year across both segments and $0.5 million in severance charges incurred in 2013 related to the former CEO.  In addition, marketing decreased by $0.4 million which was primarily driven by higher costs in 2013 from the rebranding to the Alteva name and cost reduction initiatives put in place in 2014.

Depreciation and Amortization Expense

Depreciation and amortization expense in the UC segment decreased 10% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to a lower depreciable base due to the sale of our operations in Syracuse, New York in August 2013.

TOTAL OTHER INCOME (EXPENSE)

	For the Three Month Ended June 30,
in thousands	2014	2013	Change
Interest expense, net	$(54)	$(178)	$124
Income from equity method investment	50,333	3,250	47,083
Other income, net	6	29	(23)

Total other income	$50,285	$3,101	$47,184

Total other income increased 1,522% for the three months ended June 30, 2014 compared to same period in 2013 due the $49.8 million gain on the sale of the O-P investment from the exercise of the Put in accordance with the O-P agreement as well as  equity method earnings of $0.6 million from the O-P before the Put was exercised.  In 2013 we received guaranteed annual distributions of $13 million ($3.25 million each quarter). In 2014, in accordance with the O-P agreement, our guaranteed distribution levels stopped and we received income from the equity investment only for our ownership share of 8.108% of the O-P’s net income.

	For the Six Month Ended June 30,
in thousands	2014	2013	Change
Interest expense, net	$(193)	$(414)	$221
Income from equity method investment	52,373	6,500	45,873
Other income, net	27	137	(110)

Total other income	$52,207	$6,223	$45,984

Total other income increased 739% for the six months ended June 30, 2014 compared to same period in 2013 due to the $49.8 million gain on the sale of the O-P investment from the exercise of the Put in accordance with the O-P agreement.  In 2013 we received guaranteed annual distributions of $13 million ($3.25 million each quarter). In 2014, in accordance with the O-P agreement, our guaranteed distribution levels stopped and we received income from the equity investment only for our ownership share of 8.108% of the O-P’s net income, which was $2.6 million the four months ended April 30, 2014.

INCOME TAXES

For the three months ended June 30, 2014, we had income tax expense of $17.3 million or 35% of income before taxes as compared to income tax expense of $0.2 million, or 106% of income before taxes, for the three months ended June 30, 2013.  For the six months ended June 30, 2014, we had an income tax expense of $17.2 million, or 36% of income before income taxes, as compared to income tax benefit of $0.4 million, or 34% of loss before income taxes, for the six months ended June 30, 2013.  The estimated effective tax rate for each period includes projections of tax expense on the expected change in our valuation allowance for deferred tax assets. The estimated annual effective tax rate for the year ended December 31, 2014 excludes the estimated tax effects of the O-P gain on the put exercise, which was treated as a discrete item in the Company’s second quarter of 2014.  The increase in the effective tax rate is due to exercise of the Put being treated as a discrete item and is taxed at the full federal tax rate of 35% for period ended June 30, 2014. Due to the nature of the gain on the Put, we have nominal state taxes associated with the gain which minimally impacts our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We had $40.1 million of cash and cash equivalents at June 30, 2014 as compared with $1.6 million at December 31, 2013.  Our increase in cash flows was primarily generated from cash proceeds from the exercise of the O-P Put.

We sold all of our ownership interest in the O-P on April 30, 2014 for gross proceeds of $50 million (see Note 5).  We have not and will not receive any income from the O-P after April 30, 2014.  We used a portion of the proceeds to repay all of the outstanding borrowings under the TriState credit facility.  We expect the remaining gross proceeds to be used to pay taxes on the related gain, fund working capital needs and support growth initiatives.

In August 2013, we announced the discontinuation of dividends on our common stock to support future growth initiatives and strengthen our financial position.

On March 11, 2013, we entered into a credit agreement with TriState to provide for borrowings up to $17.0 million with the ability to increase the facility for borrowings up to $20.0 million with the participation of another lender.  On March 11, 2013, we borrowed $15.2 million to repay all borrowings outstanding under the CoBank, Provident and prior TriState credit facilities and retired those facilities.  On April 30, 2014, upon receiving proceeds for the exercise of the O-P Put, we repaid all $11.6 million of the then outstanding debt on the credit facility.  On June 1, 2014, the credit agreement was amended to reduce the borrowing capacity from a ceiling of $17.0 million to a ceiling of $5.0 million.  Pursuant to the Credit Agreement, the Company has a one-time ability to request a ceiling increase not to exceed $3.0 million.  On June 30, 2014, the credit agreement was amended to extend the expiration of the Credit Agreement from June 30, 2014 to October 8, 2014 (see Note 6). The TriState borrowings incur interest at a variable rate based on either LIBOR or a Base Rate, as defined in the credit agreement, plus an applicable margin 3.50% or 2.00%, respectively.  As of June 30, 2014, the Company had $5.0 million available under the Credit Agreement.

Under the terms of the TriState credit agreement, we are required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios as well as certain financial reporting requirements. We have to maintain a Consolidated Liquidity Ratio, as defined in the TriState credit agreement, in excess of 1.0 to 1.0.  Our obligations under the TriState credit facility are secured by all of our assets and guaranteed by all of our wholly-owned subsidiaries except for the subsidiary that is operating as an ILEC.  The ILEC subsidiary entered into a negative pledge agreement with TriState whereby the ILEC subsidiary agreed not to pledge any of its assets as collateral or lien to be placed on any of its assets.  These terms did not change when the credit agreement was amended on June 30, 2014.

We currently have an outstanding employment matter related to our former CEO’s termination which we believe is for cause. We have accrued for $0.1 million at June 30, 2014, based upon the current facts and circumstances; however, the maximum cash severance payments called for under Mr. Cuthbert’s employment agreement in the case of a termination not for cause total $0.8 million.   Future updates in this matter could adversely affect us if there is a more unfavorable outcome.

CASH FROM OPERATING ACTIVITIES

Cash used in operating activities increased from $0.2 million for the six months ended June 30, 2013 to $0.7 million for the six months ended June 30, 2014.  The change in cash used in operating activities from June 30, 2013 to June 30, 2014 was primarily due to increases in our accounts receivable balance from the growth of our customer base and timing of payments on our liabilities, primarily for taxes associated with the O-P Put gain.

CASH FROM INVESTING ACTIVITIES

Net cash provided by investing activities was $49.6 million for the six months ended June 30, 2014, primarily due to the $49.8 million proceeds from the exercise of the O-P Put that represented the return of our investment.  Net cash provided by investing activities of $2.0 million for the six months ended June 30, 2013 was primarily due to distributions of $2.8 million we received from the O-P in excess of our share of the O-P’s income.

CASH FROM FINANCING ACTIVITIES

Net cash used in financing activities during the six months ended June 30, 2014 was $10.4 million compared to $2.9 million for the six months ended June 30, 2013.  We repaid our outstanding balance of $11.6 million on our TriState credit facility from the proceeds received for the exercise of the O-P Put.  Dividends declared on our common shares by the Board of Directors were $0.54 per share for the six months ended June 30, 2013.  The total amount of dividends paid on our common shares by us for the six months ended June 30, 2013 was $3.3 million.  The additional financing activities for the six months ended June 30, 2013 were attributed to the repayment of debt of $16.9 million offset by $17.6 million proceeds from our debt with TriState.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any material market risk. Although our cash is held in several financial institutions there is a concentration of credit risk due to our cash holdings exceeding the FDIC insurance on deposits.  Our exposure to changes in interest rates has been minimized since the year ended December 31, 2013 due to the pay down of our debt. There were no other material changes to our quantitative disclosure about market risk as presented in item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.  CONTROLS AND PROCEDURES

Background

On March 14, 2014, management and the Audit Committee of our Board of Directors (the “Audit Committee”) determined that, due to an error in the application of U.S. generally accepted accounting principles (“GAAP”) for income taxes related to the determination of the valuation allowance needed to reflect its deferred tax assets at the amount that is more than likely than not realizable, our previously filed consolidated financial statements and related financial statement schedules as of and for the year ended December 31, 2012, contained in our Annual Report on Form 10-K/A for the year ended December 31, 2012, should be restated.  This conclusion was reached because the Company determined that it overstated its prepaid income taxes and deferred income taxes in the consolidated balance sheet at December 31, 2012 by $0.3 million and $1.1 million, respectively, due to the need to increase its valuation allowance, which resulted in an understatement of the net loss reported for the year ended December 31, 2012 by $1.4 million.

In addition, the Audit Committee concluded that, due to similar errors in income tax accounting, the condensed interim financial statements as of March 31, 2013, June 30, 2013 and September 30, 2013 included in our Quarterly Reports on Forms 10-Q for the respective fiscal quarters then ended should be restated.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, our management carried out an assessment, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our internal disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based on this assessment, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014, since the remediation of the previously identified material weaknesses remains in process.

Plan for Remediation of Material Weakness

We have begun the remediation process for the material weakness identified at December 31, 2013.  We performed a multi-year evaluation of the recoverability of our deferred tax assets and we continue to enhance our quarterly and annual review process and related controls for income taxes through a combination of addition of incremental internal and/or external resources. The enhanced review process will include a more robust valuation allowance review process including a detailed analysis of the expected timing of the reversal of temporary differences.  Management believes that the new review process in addition to incremental internal and/or external resources will remediate the identified control deficiency.

Changes in Internal Control over Financial Reporting

Other than as discussed above under “Plan for Remediation of Material Weakness,” there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. — LEGAL PROCEEDINGS

See Note 13 of the Notes to the Consolidated Financial Statements included in Part I. Item 1 of this report.

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

10.1

Partnership Interest Purchase Agreement as of April 30, 2014 between Alteva, Inc. and Cellco Partnership is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

10.2	First Amendment to the Credit Agreement dated as of June 30, 2014 by and among Warwick Valley Telephone Company and TriState Capital Bank.

31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Brian J. Kelley, Interim Chief Executive Officer and Director.

31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Brian J. Kelley, Interim Chief Executive Officer and Director.

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

Alteva, Inc.
(Registrant)

Date:	August 11, 2014	/s/ Brian J. Kelley
Brian J. Kelley
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2014	/s/ Brian H. Callahan
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

10.1

Partnership Interest Purchase Agreement as of April 30, 2014 between Alteva, Inc. and Cellco Partnership is incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

10.2	First Amendment to the Credit Agreement dated as of June 30, 2014 by and among Warwick Valley Telephone Company and TriState Capital Bank.

31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Brian J. Kelley, Interim Chief Executive Officer and Director.

31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer and Treasurer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Brian J. Kelley, Interim Chief Executive Officer and Director.

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