Form 10-Q
period 2014-09-30
ALTEVA, INC.
filed 2014-11-10
CIK 104777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.  YES ☐  NO ☒

The number of shares of Alteva, Inc. common stock outstanding as of November 3, 2014 was 5,975,970.

Part I — Financial Information

Item 1.  Financial Statements

ALTEVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net Revenue
Unified Communications	$4,308	$4,043	$12,753	$11,919
Telephone	3,263	3,487	9,946	10,798
Total operating revenues	7,571	7,530	22,699	22,717

Operating expenses
Cost of services and products (exclusive of depreciation and amortization expense)	2,924	3,154	8,843	10,158
Selling, general and administrative expenses	4,726	5,115	15,686	18,589
Loss on disposal, restructuring costs and other special charges	600	404	700	404
Depreciation and amortization	931	956	2,753	2,919
Total operating expenses	9,181	9,629	27,982	32,070
Operating loss	(1,610)	(2,099)	(5,283)	(9,353)

Other income (expense)
Interest income (expense), net	20	(179)	(173)	(593)
Income from investment	—	3,250	52,373	9,750
Other income (expense), net	(4)	25	23	162
Total other income	16	3,096	52,223	9,319
Income (loss) before income taxes	(1,594)	997	46,940	(34)

Income tax expense (benefit)	(264)	654	16,982	303
Net income (loss)	(1,330)	343	29,958	(337)

Preferred dividends	6	6	19	19
Income (loss) applicable to common stock and participating securities	$(1,336)	$337	$29,939	$(356)

Basic earnings (loss) per share	$(0.23)	$0.06	$4.96	$(0.06)

Diluted earnings (loss) per share	$(0.23)	$0.06	$4.96	$(0.06)

Weighted average shares of common stock used to calculate earnings per share
Basic	5,826	5,776	5,802	5,765
Diluted	5,826	5,776	5,802	5,765

Dividends declared per common share	$—	$—	$—	$0.54

Please see accompanying condensed notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income (loss)	$(1,330)	$343	$29,958	$(337)

Other comprehensive income (loss):
Defined benefit pension plans:
Amortization of prior service costs	(35)	(69)	(105)	(206)
Amortization of actuarial loss	148	213	515	640
Other comprehensive income	113	144	410	434

Comprehensive income (loss)	$(1,217)	$487	$30,368	$97

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$28,949	$1,636
Trade accounts receivable - net of allowance for uncollectibles - $390 and $378 at September 30, 2014 and December 31, 2013, respectively	3,105	2,836
Other accounts receivable	579	480
Materials and supplies	197	237
Prepaid expenses	612	774
Deferred income taxes	108	108
Total current assets	33,550	6,071

Property, plant and equipment, net	12,687	13,837
Intangibles, net	5,233	5,856
Seat licenses	1,684	1,749
Goodwill	9,006	9,006
Other assets	991	744
Total assets	$63,151	$37,263

Liabilities and Shareholders’ Equity

Current liabilities
Short-term debt	$328	$10,126
Accounts payable	1,009	944
Advance billing and payments	342	341
Accrued taxes	5,721	1,692
Pension and post retirement benefit obligations	267	267
Accrued wages	1,613	1,007
Other accrued expenses	3,365	2,927
Total current liabilities	12,645	17,304

Long-term debt	363	297
Deferred income taxes	773	649
Pension and post retirement benefit obligations	5,737	6,007
Total liabilities	19,518	24,257

Commitments and contingencies

Shareholders’ equity
Preferred shares - $100 par value, authorized and issued shares of 5; $0.01 par value, authorized and unissued shares of 10,000	500	500
Common stock - $0.01 par value, authorized shares of 10,000; 6,851 and 6,971 shares issued at September 30, 2014 and December 31, 2013, respectively	69	70
Treasury stock - at cost, 875 and 830 common shares at September 30, 2014 and December 31, 2013, respectively	(8,011)	(7,612)
Additional paid in capital	13,958	13,279
Accumulated other comprehensive loss	(1,027)	(1,436)
Retained earnings	38,144	8,205
Total shareholders’ equity	43,633	13,006
Total liabilities and shareholders’ equity	$63,151	$37,263

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES

Net income (loss)	$29,958	$(337)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,753	2,919
Stock based compensation expense	677	1,020
Distributions in excess of equity in earnings and gain on sale from equity investment	(49,776)	(4,209)
Other non-cash operating activities	230	880
Changes in assets and liabilities
Trade accounts receivable	(269)	117
Other assets	(272)	(257)
Accrued taxes	4,029	34
Accounts payable	65	586
Other accruals and liabilities	996	(96)

Net cash (used in) provided by operating activities	(11,609)	657

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(222)	(499)
Proceeds from sale of assets	33	175
Acquired intangibles	(16)	(58)
Purchase of seat licenses	(99)	(501)
Proceeds received in excess of income from equity investments	49,776	4,209
Net cash provided by investing activities	49,472	3,326

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from debt	2,443	18,896
Repayment of debt and capital leases	(12,575)	(20,381)
Payment of fees for acquisition of debt	—	(119)
Purchase of treasury stock	(399)	(126)
Dividends (Common and Preferred)	(19)	(3,333)

Net cash used in financing activities	(10,550)	(5,063)

Net change in cash and cash equivalents	27,313	(1,080)

Cash and cash equivalents at beginning of period	1,636	1,799

Cash and cash equivalents at end of period	$28,949	$719

Supplemental disclosure of non-cash investing activities:
Acquisition of seat licenses and equipment under capital leases	$390	$248
Seat licenses acquired, but not paid	$188	$—
Receivables from sale of assets	$—	$408

Please see the accompanying notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   NATURE OF OPERATIONS AND CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Nature of Operations

Alteva, Inc. (“Alteva” or the “Company”) is a cloud-based communications company that provides Unified Communications (“UC”) solutions, including enterprise hosted Voice over Internet Protocol (“VoIP”) and operates as a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey.  Unless otherwise indicated or unless the context requires, all references to the Company means the Company and its wholly-owned subsidiaries.  The Company delivers cloud-based UC solutions including BroadSoft-based VoIP integrated with Microsoft Lync, Microsoft Exchange, Google Apps for Business, leading customer relationship management (CRM) applications such as Salesforce.com and Bring-Your-Own-Device (BYOD) solutions for Mobility, which allows users to take advantage of all of the features available to them no matter where they are located or what device they are using.  The Company’s ILEC operations consist of providing local and toll telephone service to residential and business customers, Internet high-speed broadband service, and satellite television services provided by DIRECTV.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire year or any other future period.  The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Revenue from these pooling arrangements which includes Universal Service Funds (“USF”) and National Exchange Carrier Association (“NECA”) pool settlements, accounted for 3% and 5% of the Company’s consolidated revenues for the nine months ended September 30, 2014 and 2013, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the net fair value of identifiable assets acquired and liabilities assumed.  Goodwill is not amortized, but rather is assessed for impairment at least annually.  The Company tests goodwill for impairment at the reporting unit level annually on December 31, or whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  If it is determined that an impairment has occurred, the Company records a write down of the carrying value and records the charge for the impairment as an operating expense during the period in which the determination is made.

The Company only has goodwill that is associated with its UC segment, resulting from the purchase of certain assets and certain liabilities of Alteva, LLC in 2011.  The Company is not aware of any events or circumstances that occurred during the nine months ended September 30, 2014 that would have more likely than not reduced the fair value of this reporting unit below its carrying value.

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

NOTE 2:  NEW ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2014-15  Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The update provides guidance that previously did not exist under US GAAP about a company’s management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures, if applicable.  The standard is effective for annual and interim periods within those annual periods beginning after December 15, 2016.  Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a significant impact to the disclosures in its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The update provides guidance on how to account for certain share-based payment awards where employees would be eligible to vest in the award regardless of whether the employee is still rendering service on the date the performance target is achieved.  The standard is effective for annual and interim periods within those annual periods beginning after December 15, 2015.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2014-12 to have a material impact to its consolidated results of operation.

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

The components of seat licenses are as follows:

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of September 30, 2014
Seat licenses	5 years	$2,934	$(1,250)	$1,684

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of December 31, 2013
Seat licenses	5 years	$2,606	$(857)	$1,749

The components of other intangible assets are as follows:

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of September 30, 2014
Customer relationships	8 years	$5,400	$(2,138)	$3,262
Trade name	15 years	2,400	(507)	1,893
Website	12 years	96	(18)	78
Total		$7,896	$(2,663)	$5,233

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of December 31, 2013
Customer relationships	8 years	$5,400	$(1,631)	$3,769
Trade name	15 years	2,400	(387)	2,013
Website	12 years	79	(5)	74
Total		$7,879	$(2,023)	$5,856

NOTE 4:  LOSS ON DISPOSAL/BUSINESS RESTRUCTURING

As part of its ongoing efforts to improve performance of the UC segment, the Company initiated a restructuring of its business by disposing of its Syracuse, New York operations.  Effective September 1, 2013, the Company sold certain assets of its wholly-owned subsidiary Alteva of Syracuse, Inc. to a third-party for approximately $0.6 million.  The Company recorded a $0.4 million loss in the three months ended September 30, 2013 related to the disposal of the Syracuse, New York operations.

NOTE 5: SEVERANCE

On May 25, 2014, the Company continued to carry out its plan to contain costs by reducing its company-wide headcount by 7%.  Total severance expense recognized in selling, general and administrative expense during the nine months ended September 30, 2014 related to this reduction was $0.2 million. The Company expects to payout its remaining accrual balance associated with this workforce reduction through December 2014.

On May 21, 2013, the Company announced a reduction in workforce of its Warwick, New York facility of approximately 17%

due to the decline in work associated with the Telephone segment.  Total severance expense recognized in selling, general and administrative expenses during the nine months ended September 30, 2013 related to this reduction was $0.3 million. The Company paid out its remaining accrual balance associated with this workforce reduction in August 2014.

The Company reports unpaid severance accrual within other accrued expenses on its balance sheet.  The following summarizes the movement in the severance accrual balance associated with its workforce reductions, for the nine months ended September 30, 2014:

($ in thousands)
Beginning balance - December 31, 2013	$247
Additional accrual	307
Payments	(491)
Ending balance - September 30, 2014	$63

On October 22, 2014, the Company furthered its cost cutting initiatives and eliminated the Chief Administrative Officer position.  As a result, Ms. Jennifer M. Brown the Company’s Chief Administrative Officer, Corporate Secretary and Executive Vice President left the Company.  On November 6, 2014, Ms. Brown signed a severance agreement with terms of six months of severance, plus benefits; however there is a seven day period in which she can repudiate the signed agreement.

NOTE 6:  ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

The Company was a limited partner in the Orange County-Poughkeepsie Limited Partnership (“O-P”) and had an 8.108% limited partnership interest until April 30, 2014, which was accounted for under the equity method of accounting.  The majority owner and general partner of the O-P is Verizon Wireless of the East LP (“Verizon”).

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

On April 30, 2014, the Company exercised the Put option and sold all of its ownership interest in the O-P for gross proceeds of $50 million, which resulted in a gain on the sale of $49.8 million.  The Company has not and will not receive any income from the O-P after April 30, 2014.  The Company used a portion of the proceeds to repay all of the outstanding borrowings under the TriState credit facility and paid taxes on the related gain (see Note 7).  The Company expects to use the remaining gross proceeds to fund working capital needs and support growth initiatives.

Pursuant to the equity method accounting of the Company’s investment income, the Company is required to record the income from the O-P as an increase to the Company’s investment account.  The Company is required to apply the cash payments made under the 4G Agreement as a return on its investment when received. As a result of receiving the fixed guaranteed cash distributions from the O-P in excess of the Company’s proportionate share of the O-P income, the investment account was reduced to zero within the first nine months of 2012. Thereafter, the Company recorded the fixed guaranteed cash distributions that were received from the O-P in excess of the proportionate share of the O-P income directly to the Company’s statement of operations as other income.  In 2014 when guaranteed distribution ceased, the Company returned to recording the income from the O-P as in increase to the Company’s investment account and any cash payments received were applied as a return on its investment.  As of September 30, 2014, the investment account had been reduced to zero.

For the three and nine months ended September 30, 2014, the Company had zero and $2.6 million in income from the O-P equity investment.

The following summarizes the income statement (unaudited) for the three months ended September 30, 2013 that the O-P provided to the Company:

For the three
months ended
($ in thousands)	September 30, 2013
Net sales	$84,444
Cellular service cost	38,608
Operating expenses	22,659
Operating income	23,177
Other income (expense)	8
Net income	$23,185
Company’s share	$1,880

The following summarizes the income statement (unaudited) for the nine months ended September 30, 2013 that O-P provided to the Company:

For the nine
months ended
($ in thousands)	September 30, 2013
Net sales	$245,512
Cellular service cost	110,895
Operating expenses	66,294
Operating income	68,323
Other income (expense)	15
Net income	$68,338
Company’s share	$5,541

The following summarizes the balance sheet as of December 31, 2013 that the O-P provided to the Company:

As of
($ in thousands)	December 31, 2013
Current assets	$23,351
Property, plant and equipment, net	41,646
Other assets	365
Total assets	$65,362

Total liabilities	$17,887
Partners’ capital	47,475
Total liabilities and partners’ capital	$65,362

NOTE 7: DEBT OBLIGATIONS

Debt obligations consisted of the following at September 30, 2014 and December 31, 2013:

	As of
($ in thousands)	September 30, 2014	December 31, 2013

Short-term debt:
Capital leases and other borrowings, current portion	$328	$428
TriState credit line	—	9,698
	328	10,126
Long-term debt:
Capital leases and other borrowings	363	297
Total debt obligations	$691	$10,423

On March 11, 2013, the Company entered into a credit agreement with TriState Capital Bank (“TriState”) to provide for borrowings up to $17.0 million with the ability to increase the facility for borrowings up to $20.0 million with the participation of another lender (the “Credit Agreement”).  All borrowings were to become due and payable on June 30, 2014. The TriState borrowings bore interest at a variable rate based on either LIBOR or a Base Rate, as defined in the Credit Agreement, plus an applicable margin of 3.50% or 2.00%, respectively.

Under the terms of the Credit Agreement, the Company was required to comply with certain loan covenants, which included, but were not limited to, the achievement of certain financial ratios and certain financial reporting requirements. The Company was required to maintain a consolidated liquidity ratio, as defined in the Credit Agreement, in excess of 1.0 to 1.0.  The Company obtained the consent of TriState prior to agreeing to any amendment to the agreements the Company has with the O-P. The Company’s obligations under the TriState credit facility were secured by all of the Company’s assets and guaranteed by all of the Company’s wholly-owned subsidiaries except for the Company’s ILEC subsidiary.  The ILEC subsidiary entered into a negative pledge agreement with TriState whereby the ILEC subsidiary agreed not to pledge any of its assets as collateral or lien to be placed on any of its assets.

On April 30, 2014, the Company sold its ownership interest in the O-P on (see Note 6) and a portion of the proceeds was used to repay all of the outstanding borrowings under the TriState credit facility.

On June 1, 2014, the Company reduced the borrowing capacity under the Credit Agreement from a ceiling of $17.0 million to a ceiling of $5.0 million.  On June 30, 2014, the Credit Agreement was amended to extend the expiration of the Credit Agreement from June 30, 2014 to October 8, 2014.  As of September 30, 2014, the Company had $5.0 million available under the Credit Agreement and was in compliance with all of its loan covenants.

The Company’s Credit Agreement expired on October 8, 2014.  On November 7, 2014, the Company entered into a demand line of credit with TriState to allow for borrowings up to $5.0 million.  The Company borrows or repays its debt as needed based upon its working capital obligations.  It is up to the discretion of TriState to approve borrowings within the allowed line of credit limit and may, at any time, demand that the Company make payment on an outstanding balance. The Company was previously required to comply with certain loan covenants and restrictions under its prior Credit Agreement.  There are no financial covenants under the new demand line of credit.

NOTE 8:  INCOME TAXES

The effective tax rate for the nine months ended September 30, 2014, and September 30, 2013 was 36% and 891%, respectively.  We determined our interim tax provision by developing an estimate of the annual effective tax rate and applying such rate to interim pre-tax results. The estimated rate includes projections of tax expense on the expected increase in our valuation allowance for deferred tax assets.  The estimated effective tax rate differed from the U.S. statutory rate primarily due to the expected increase in the valuation allowance, which reduced the overall tax benefit recorded for the period ended September 30, 2014. The estimated tax effects of the gain on the O-P put exercise have been treated as a discrete item in the second quarter.

As of September 30, 2014 and December 31, 2013, the Company carried a full valuation allowance against its deferred tax assets because management determined that it was not more likely than not that it would realize the benefits of such deferred tax assets. The Company maintains a deferred tax liability related to indefinite lived intangibles.

The Company periodically assesses liabilities and contingencies for all periods open to examination by tax authorities based on the latest available information. Where it is not more likely than not that the Company’s tax position will be sustained, the Company records its best estimate of the resulting tax liability and interest in the consolidated financial statements.  As of September 30, 2014 and December 31, 2013, the Company had no liability for unrecognized tax benefits.

The Company’s policy is to recognize interest related to unrecognized tax benefits in interest expense.  For the nine months ended September 30, 2014 and 2013, there was no interest expense relating to unrecognized tax benefits.

NOTE 9:  PENSION AND POSTRETIREMENT OBLIGATIONS

The components of net periodic cost (benefit) for the three months ended September 30, 2014 and 2013 are as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended		For the three months ended
($ in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Service cost	$—	$—	$3	$3
Interest cost	191	187	30	(29)
Expected return on plan assets	(228)	(207)	(9)	75
Amortization of transition asset	—	—	—	(14)
Amortization of prior service cost	14	14	(49)	(83)
Recognized actuarial loss	142	216	6	(3)

Net periodic benefit cost (benefit)	$119	$210	$(19)	$(51)

The components of net periodic cost (benefit) for the nine months ended September 30, 2014 and 2013 are as follows:

	Pension Benefits		Postretirement Benefits
	For the nine months ended		For the nine months ended
($ in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Service cost	$—	$—	$9	$10
Interest cost	604	567	89	84
Expected return on plan assets	(669)	(731)	(24)	(134)
Amortization of transition asset	—	—	—	—
Amortization of prior service cost	42	42	(147)	(248)
Recognized actuarial loss	497	612	18	28

Net periodic benefit cost (benefit)	$474	$490	$(55)	$(260)

For the nine months ended September 30, 2014 and September 30, 2013, the Company has contributed $0.2 million and $0.8 million, respectively, to its pension and postretirement benefits plans.  The amortization of prior service cost and recognized actuarial (gain) loss included in pension and postretirement expense represent reclassifications out of other comprehensive income (loss).

NOTE 10:    STOCK BASED COMPENSATION

The Company has a shareholder approved long-term incentive plan (the “LTIP”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock. There are 1.1 million shares of common stock authorized for issuance under the LTIP.  Shares available for grant under the LTIP may be either authorized, but unissued shares or shares that have been reacquired by the Company and designated as treasury shares. As of September 30, 2014 and December 31, 2013, 371,910 and 57,923 shares, respectively, of the Company’s common stock were available for grant under the LTIP. The LTIP permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares. The exercise price per share of the Company’s common stock purchasable under any stock option or stock appreciation right may not be less than 100% of the fair market value of one share of common stock on the date of grant. The term of any stock option or stock appreciation right may not exceed ten years. The LTIP also provides plan participants with a cashless mechanism to exercise their stock options. Issued restricted stock, stock options and restricted stock units are subject to vesting restrictions.

Restricted Stock Awards

Stock-based compensation expense for restricted stock awards was $0.7 million and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively.  Restricted stock awards are amortized over their respective vesting periods of two or three years.  The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis.

The following table summarizes the restricted common stock activity for the nine months ended September 30, 2014:

	September 30, 2014
		Weighted
		Average Fair
	Shares	Value

Balance - nonvested at January 1, 2014	409,889	$10.33
Granted	22,508	8.35
Vested	(140,476)	10.36
Forfeited	(141,847)	10.50
Balance - nonvested at September 30, 2014	150,074	$9.86

The total grant-date fair value of restricted stock vested for the nine months ended September 30, 2014 was $1.5 million.  As of September 30, 2014, $1.0 million of total unrecognized compensation expense related to restricted common stock is expected to be recognized over a weighted average period of approximately 2 years.

Stock Options

The following tables summarize stock option activity for the nine months ended September 30, 2014, along with stock options exercisable at the end of the period:

	For the nine months Ended
	September 30, 2014
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)

Outstanding - Beginning of period	499,542	$11.78
Forfeited or expired	(149,304)	10.72
Outstanding - End of period	350,238	$12.04	7

Vested and Expected to Vest at September 30, 2014	332,726
Exercisable at September 30, 2014	232,813

The fair value of the stock-based awards was estimated using the Black-Scholes model.  No options were granted in the three or nine month periods ended September 30, 2014.

As of September 30, 2014, $0.1 million of total unrecognized compensation expense related to stock options awards is expected to be recognized over a weighted average period of approximately 2 years.

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock granted to employees that are included in the Company’s condensed consolidated statements of operations for the three months ended and nine months ended September 30, 2014 and 2013:

($ in thousands)	For the three months ended September 30,		For the nine months ended September 30,
Stock-Based Compensation Expense	2014	2013	2014	2013

Cost of services and products	$—	$—	$—	$6
Selling, general and administrative expenses	170	333	677	1,014
	$170	$333	$677	$1,020

Shareholder Rights Plan

On September 2, 2014, in connection with an unsolicited, non-binding acquisition proposal, the Company’s Board of Directors (the “Alteva Board”) adopted a Stockholder Rights Plan that provides for the distribution of one right of each share of common stock outstanding.  Each right entitles the holder to purchase one one-thousandth (1/1000th) of a share of Series A Junior Participating Preferred Stock, par value of $0.01 per share, of the Company (the “Preferred Stock”) at a price of $22.20 per one-thousandth of a share of Preferred Stock, subject to adjustment.  The rights generally become distributed and exercisable at the discretion of the Board following a public announcement that 20% or more of the Company’s common stock has been acquired or an intent to acquire has become apparent.  The rights will expire on September 1, 2015, unless the final expiration date is advanced or extended or unless the rights are earlier redeemed or exchanged by the Company.  Further description and terms of the rights are set forth in the Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC.  As of September 30, 2014, the Company is not aware of the occurrence of any events that would trigger the rights under the plan.

Share Buyback Program

On August 25, 2014, the Alteva Board authorized a repurchase program for up to $3.0 million of its common stock.  Share purchases may take place in open market transactions or in privately negotiated transaction and may be made from time to time depending on market conditions, share price, trading volume and other factors. The repurchase program authorized by the Alteva Board does not require the Company to acquire a specific number of shares, and may be terminated, suspended, or modified at any time.  The share repurchase is expected to be funded from available cash on hand.  As of September 30, 2014, the Company had not repurchased any shares under the repurchase program.

NOTE 11:  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock adjusted to include the effect of potentially dilutive securities.  Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and shares of unvested restricted stock.  Diluted earnings (loss) per share excludes all dilutive securities if their effect is anti-dilutive.

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

For the three months ended September 30, 2014 and nine months ended September 30, 2013, the Company experienced a net loss.  As a result, the effect of participating securities was excluded from the computation of basic and diluted EPS.  The net losses were not allocated because the restricted stockholders are not required to fund losses.

The weighted average number of shares of common stock used in basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 is as follows:

	For the three months ended September 30,
(amounts in thousands, except for per share)	2014	2013

NUMERATOR:
Net income (loss) applicable to common stock and participating securities	$(1,336)	$337
Less: income applicable to participating securities (1)	—	(22)
Net income (loss) applicable to common stock	$(1,336)	$315

DENOMINATOR:
Weighted average shares outstanding - Basic and Diluted (2)	5,826	5,776

EPS:
Net income (loss) per share - Basic and Diluted	$(0.23)	$0.06

(1)         For the three months ended September 30, 2014 and 2013, the Company had 0.2 million and 0.4 million in nonvested participating securities, respectively. As the participating securities do not participate in losses, there was no allocation of loss for the three months ended September 30, 2014.

(2)         For the three months ended September 30, 2014 and 2013, potentially dilutive shares related to out of the money common stock options that were excluded from EPS, as their effect was anti-dilutive, were 0.3 million and 0.2 million, respectively.

	For the nine months ended September 30,
(amounts in thousands, except for per share)	2014	2013

NUMERATOR:
Net income (loss) applicable to common stock and participating securities	$29,939	$(356)
Less: income applicable to participating securities (1)	(1,174)	—
Net income (loss) applicable to common stock	$28,765	$(356)

DENOMINATOR:
Weighted average shares outstanding - Basic and Diluted (2)	5,802	5,765

EPS:
Net income (loss) per share - Basic and Diluted	$4.96	$(0.06)

(1)         For the nine months ended September 30, 2014 and 2013, the Company had 0.2 million and 0.3 million in nonvested participating securities, respectively.  As the participating securities do not participate in losses, there was no allocation of loss for the nine months ended September 30, 2013.

(2)         For the nine months ended September 30, 2014 and 2013, potentially dilutive shares related to out of the money common stock options that were excluded from EPS, as their effect was anti-dilutive, were 0.2 million and 0.1 million, respectively.

NOTE 12:  SHAREHOLDERS’ EQUITY

A summary of the changes to shareholders’ equity for the nine months ended September 30, 2014 and 2013 is provided below:

	For the nine months ended September 30,
($ in thousands)	2014	2013
Shareholders’ equity, beginning of period	$13,006	$13,098
Net income (loss)	29,958	(337)
Dividends paid on common stock	—	(3,314)
Dividends paid on preferred stock	(19)	(19)
Stock based compensation	677	1,020
Treasury stock purchases	(399)	(126)
Changes in pension and postretirement benefit plans	410	434

Shareholders’ equity, end of period	$43,633	$10,756

NOTE 13:  SEGMENT INFORMATION

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

Segment statement of operations information for the three months ended September 30, 2014 and 2013 is set forth below:

	For the three months ended September 30,
	2014			2013
	UC	Telephone	Consolidated	UC	Telephone	Consolidated

Operating revenues	$4,308	$3,263	$7,571	$4,043	$3,487	$7,530

Operating expenses
Cost of services and products	1,923	1,001	2,924	2,009	1,145	3,154
Selling, general and administrative expense	3,048	1,678	4,726	3,546	1,569	5,115
Loss on disposal, restructuring costs and other special charges	336	264	600	404	—	404
Depreciation and amortization	546	385	931	595	361	956
Total operating expenses	5,853	3,328	9,181	6,554	3,075	9,629

Operating income (loss)	(1,545)	(65)	(1,610)	(2,511)	412	(2,099)
Interest income, (expense), net			20			(179)
Income from equity method investment			—			3,250
Other (expense) income, net			(4)			25
Income (loss) before income taxes			$(1,594)			$997

Segment statement of operations information for the nine months ended September 30, 2014 and 2013 is set forth below:

	For the nine months ended September 30,
	2014			2013
	UC	Telephone	Consolidated	UC	Telephone	Consolidated

Operating revenues	$12,753	$9,946	$22,699	$11,919	$10,798	$22,717

Operating expenses
Cost of services and products	5,838	3,005	8,843	6,594	3,564	10,158
Selling, general and administrative expense	10,059	5,627	15,686	12,047	6,542	18,589
Loss on disposal, restructuring costs and other special charges	392	308	700	404	—	404
Depreciation and amortization	1,606	1,147	2,753	1,777	1,142	2,919
Total operating expenses	17,895	10,087	27,982	20,822	11,248	32,070

Operating loss	(5,142)	(141)	(5,283)	(8,903)	(450)	(9,353)
Interest income, (expense), net			(173)			(593)
Income from equity method investment			52,373			9,750
Other (expense) income, net			23			162
Income (loss) before income taxes			$46,940			$(34)

The Company’s assets for each of the two segments have not significantly changed since December 31, 2013, except for the $29 million in cash due to the proceeds from exercising the O-P Put.

NOTE 14:    COMMITMENTS AND CONTINGENCIES

The Company is party, from time to time, to various legal proceedings, including patent infringement claims, regulatory investigations and tax examinations incidental to its business.  The Company continually monitors these legal proceedings, regulatory investigations and tax examinations to determine the impact and any required accruals.

On March 31, 2014, David J. Cuthbert was terminated as President and Chief Executive Officer of Alteva.  The Company notified Mr. Cuthbert that his termination was for “cause” and, as such, Mr. Cuthbert was not entitled to any of the benefits provided for under his employment agreement dated March 5, 2013, including cash severance and the acceleration of vesting on any unvested equity instruments.  Mr. Cuthbert disputed the Company’s basis for termination and claimed that he was due his full severance benefits.  The Company accrued $0.1 million during the three months ended March 31, 2014, in connection with the potential exposure for this matter based upon the then current facts and circumstances.

As the Company did not want to incur further legal fees or the risk of distraction of a protracted legal dispute, on October 16, 2014, the Company, through mediation, entered into a settlement agreement and mutual release agreement (the “Settlement Agreement”) with Mr. Cuthbert.   In consideration for Mr. Cuthbert’s execution of the Settlement Agreement, the Company agreed to pay to Mr. Cuthbert the amount of $0.75 million less certain taxes and withholdings, which was paid out on October 28, 2014.

As a result of the settlement, the Company accrued $0.6 million during the three months ended September 30, 2014, which is net of a $50,000 insurance reimbursement.  Total expense of $0.7 million for the nine months ended September 30, 2014 is included in the loss on disposal, restructuring costs and other special charges line in the condensed statement of operations.

During the three months ended September 30, 2014, the Company was named as a party to a lawsuit from Sprint regarding a certain tariff charge (IntraMTA carrier charge) billed by Alteva, paid by Sprint over a number of years and had not previously been disputed. Sprint has filed similar lawsuits against other carriers related to the same tariff charges. The Company has filed a motion to dismiss.  The amount of the claim filed by Sprint is for $0.2 million; however the Company has not recorded an accrual as of September 30, 2014 as management is not able to estimate the likelihood of a loss at this time. The Company will continue to monitor the status of this matter and will account for it accordingly based on any updates.  Matters such as this are subject to considerable judgment and could change significantly in the near term.

NOTE 15:    SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date.  Based on this evaluation, the Company has determined that no subsequent events, except for the matters discussed in the footnotes above, have occurred which require disclosure in the condensed consolidated financial statements.

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

Overview

Alteva, Inc. (we, our or us) is a cloud-based communications company that provides Unified Communications (“UC”) solutions, including enterprise hosted Voice-over-Internet Protocol (“VoIP”) and operates as a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey.    We deliver cloud-based UC solutions including BroadSoft-based VoIP integrated with Microsoft Lync, Microsoft Exchange, Google Apps for Business, leading customer relationship management (CRM) applications such as Salesforce.com and Bring-Your-Own-Device (BYOD) solutions for Mobility, which allows users to take advantage of all of the features available to them no matter where they are located or what device they are using. Our ILEC operations consist of providing local and toll telephone service to residential and business customers, Internet high-speed broadband service, and satellite television services provided by DIRECTV. Our cloud-based Unified Communication as a Service (“UCaaS”) solutions are focused on medium, large and enterprise markets. We meet our customers’ unique needs for a business communications solution that integrates multi-location, mobility, business productivity and analytics, into a single seamless experience.

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

Executive Summary

	Nine months ended September 30, 2014				Nine months ended September 30, 2013				Change
		% of Total	Operating	Operating		% of Total	Operating	Operating		Operating
($ in thousands)	Revenue	Revenue	Loss	Margin	Revenue	Revenue	Loss	Margin	Revenue	Loss
UC	$12,753	56%	$(5,142)	(40)%	$11,919	52%	$(8,903)	(75)%	$834	$3,761
Telephone	9,946	44%	(141)	(1)%	10,798	48%	(450)	(4)%	(852)	309

Total	$22,699	100%	$(5,283)	(23)%	$22,717	100%	$(9,353)	(41)%	$(18)	$4,070

Overall revenues were relatively consistent at $22.7 million for both the nine months ended September 30, 2014 and 2013.  We experienced a 7% increase in our UC revenues despite a $1.5 million decrease in revenue from our Syracuse, New York operations that were sold in August 2013.  Excluding the Syracuse operations, UC had organic growth of 22% from the sales to new customers and increase in services to existing customers.  The decrease in our Telephone segment revenues for the nine months ended September 30, 2014 was primarily due to a $0.6 million decrease in our Universal Service Fund subsidies revenues, due to the expected trend of lower reimbursable costs. In addition, for the past several years, we have experienced declines in telephone access lines within our Telephone segment due to sustained competition and cellular substitution for landline telephone services in our regulated franchise area that have reduced revenue in this segment. We partially offset the decline in telephone access lines by focusing our efforts on identifying and pursuing growth opportunities including fiber deals and expansion of our broadband Internet business.

During the nine months ended September 30, 2014, we had an operating loss of $5.3 million, compared to an operating loss of $9.4 million for the nine months ended September 30, 2013.  The decrease in operating loss was attributed to our organic UC growth and lower payroll and operating costs in 2014 due to cost saving initiatives implemented in 2013 and the first half of 2014, severance charges related to management changes and staff rationalization occurring primarily in 2013 and due to the sale of the operations in Syracuse, New York, which had incurred higher operating costs than revenue. During the nine months ended September 30, 2014, we had net income of $30.0 million, compared to a net loss of $0.3 million for the nine months ended September 30, 2013, driven primarily by our exercise of the Orange County-Poughkeepsie Limited Partnership (“O-P”) Put for gross proceeds of $50 million and the decrease in operating costs discussed above.

Results of Operations for the three and nine months ended September 30, 2014 and 2013

OPERATING REVENUES

Three months ended September 30, 2014 as compared to the three months ended September 30, 2013:

	For the three months ended September 30, 2014		For the three months ended September 30, 2013		Change
		% of Total		% of Total
($ in thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
UC	$4,308	57%	$4,043	54%	$265
Telephone	3,263	43%	3,487	46%	(224)

Total	$7,571	100%	$7,530	100%	$41

Revenues for our UC segment increased 7% for the three months ended September 30, 2014 as compared to the same period in 2013,  despite a $0.3 million decrease in revenue from previous customers within our Syracuse, New York operations that were sold in August 2013.  Excluding the Syracuse operations, UC had 16% organic growth primarily driven by a $0.6 million increase in license and usage revenue.

Revenues for our Telephone segment decreased 6% for the three months ended September 30, 2014 compared to the same period in 2013.  The decrease was driven by an overall decrease in access line revenue.

Nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013:

	For the nine months ended September 30, 2014		For the nine months ended September 30, 2013		Change
		% of Total		% of Total
($ in thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
UC	$12,753	56%	$11,919	52%	$834
Telephone	9,946	44%	10,798	48%	(852)

Total	$22,699	100%	$22,717	100%	$(18)

Revenues for our UC segment increased 7% for the nine months ended September 30, 2014 as compared to the same period in 2013 despite a $1.5 million decrease due to our sale of operations in Syracuse, New York in August 2013.  Excluding the Syracuse operations, UC had organic growth of 22% primarily driven by a $2.3 million increase in license and usage revenue.

Revenues for our Telephone segment decreased 8% for the nine months ended September 30, 2014 compared to the same period in 2013.  The decrease was driven by a $0.6 million decline in USF revenues and a decrease in access line revenue.

OPERATING EXPENSES

Three months ended September 30, 2014 as compared to the three months ended September 30, 2013:

	Unified Communications			Telephone			Consolidated
	For the Three Months Ended September 30,			For the Three Months Ended September 30,			For the Three Months Ended September 30,
($ in thousands)	2014	2013	Change	2014	2013	Change	2014	2013	Change
Cost of services and products	$1,923	$2,009	$(86)	$1,001	$1,145	$(144)	$2,924	$3,154	$(230)
Selling, general and administrative	3,048	3,546	(498)	1,678	1,569	109	4,726	5,115	(389)
Loss on disposal, restructuring costs and other special charges	336	404	(68)	264	—	264	600	404	196
Depreciation and amortization	546	595	(49)	385	361	24	931	956	(25)

Total operating expenses	$5,853	$6,554	$(701)	$3,328	$3,075	$253	$9,181	$9,629	$(448)

Cost of Services and Products

Cost of services and products for our UC segment decreased 4% for three months ended September 30, 2014 as compared to the same period in 2013 and decreased as a percentage of revenue to 45% from 50%.  The decrease was primarily due to leveraging the UC infrastructure over a larger revenue base and lower third-party carrier costs as a part of our cost reduction initiatives, and cost savings from the sale of our operations in Syracuse, New York.  These decreases were partially offset by a $0.2 million increase in circuit and usage costs due to increases in customers.

Cost of services and products for our Telephone segment decreased for three months ended September 30, 2014 compared to the same period in 2013 primarily due to a $0.1 million realized cost savings from a reduction in headcount.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 8% for the three months ended September 30, 2014 as compared to the same period in 2013 primarily due to a $0.5 million decrease in wages, equity compensation and associated benefits due to staff reductions and management changes over the last year across both segments.

Loss on Disposal, Restructuring Costs and Other Special Charges

We incurred a $0.6 million charge in connection with the Settlement Agreement with our former CEO for the three months ended September 30, 2014.

We incurred a $0.4 million loss due to the disposal of our Syracuse, New York operations for the three months ended September 30, 2013.

Depreciation and Amortization Expense

Depreciation and amortization expense in the UC segment decreased 8% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to a lower depreciable base due to the sale of our operations in Syracuse, New York in August 2013.

Nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013:

	Unified Communications			Telephone			Consolidated
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2014	2013	Change	2014	2013	Change	2014	2013	Change
Cost of services and products	$5,838	$6,594	$(756)	$3,005	$3,564	$(559)	$8,843	$10,158	$(1,315)
Selling, general and administrative	10,059	12,047	(1,988)	5,627	6,542	(915)	15,686	18,589	(2,903)
Loss on disposal, restructuring costs and other special charges	392	404	(12)	308	—	308	700	404	296
Depreciation and amortization	1,606	1,777	(171)	1,147	1,142	5	2,753	2,919	(166)

Total operating expenses	$17,895	$20,822	$(2,927)	$10,087	$11,248	$(1,161)	$27,982	$32,070	$(4,088)

Cost of Services and Products

Cost of services and products for our UC segment decreased 12% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 and decreased as a percentage of revenue to 46% from 55%.  The decrease was primarily due to a reduction in third-party carrier costs as a part of our cost reduction initiatives, cost savings from the sale of our operations in Syracuse, New York and the leveraging of the UC infrastructure over a larger revenue base.  The decreases were partially offset by a $0.5 million increase in circuit and usage costs due to new customers.

Cost of services and products for our Telephone segment decreased for the nine months ended September 30, 2014 compared to the same period in 2013 due to $0.5 million in lower wages from staff rationalizations over the last year and $0.3 million reduction in circuit costs as part of our cost reduction initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 16% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to a $2.1 million decrease in wages, equity compensation, and associated benefits from staff reductions and management changes over the last year across both segments.  Selling, general and administrative expenses included $0.3 million and $1.2 million of severance charges for the nine months ended September 30, 2014 and 2013, respectively, related to management changes and staff reductions.  In addition, marketing decreased by $0.3 million which was primarily driven by higher costs in 2013 from the rebranding to the Alteva name and cost reduction initiatives put in place in 2014.

Loss on Disposal, Restructuring Costs and Other Special Charges

We incurred a $0.7 million charge in connection with the Settlement Agreement with our former CEO for the nine months ended September 30, 2014.

We incurred a $0.4 million loss due to the disposal of our Syracuse, New York operations for the nine months ended September 30, 2013.

Depreciation and Amortization Expense

Depreciation and amortization expense in the UC segment decreased 10% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to a lower depreciable base due to the sale of our operations in Syracuse, New York in August 2013.

OTHER INCOME (EXPENSE)

	For the Three Months Ended September 30,
($ in thousands)	2014	2013	Change
Interest expense, net	$20	$(179)	$199
Income from equity method investment	—	3,250	(3,250)
Other income, net	(4)	25	(29)

Total other income	$16	$3,096	$(3,080)

Total other income decreased 100% for the three months ended September 30, 2014 as compared to three months ended September 30, 2013, primarily due to the sale of our ownership interest in the O-P in April 2014.

	For the Nine Months Ended September 30,
($ in thousands)	2014	2013	Change
Interest expense, net	$(173)	$(593)	$420
Income from equity method investment	52,373	9,750	42,623
Other income, net	23	162	(139)

Total other income	$52,223	$9,319	$42,904

Total other income increased 460% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, due to the $49.8 million gain on the sale of our ownership interest in the O-P.  In 2013 we received guaranteed annual distributions of $13 million ($3.25 million each quarter). In 2014, in accordance with the O-P agreement, our guaranteed distribution levels stopped and we received income from the equity investment only for our ownership share of 8.108% of the O-P’s net income, which was $2.6 million for the four months ended April 30, 2014.

Interest expense decreased for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to us not having an outstanding balance on our line of credit with TriState since April 2014.  On April 30, 2014 we paid off the balance with the proceeds from the sale of our interest in the O-P.

INCOME TAXES

For the three months ended September 30, 2014, we had an income tax benefit of $0.3 million or 17% of loss before income taxes as compared to income tax expense of $0.7 million, or 66% of income before income taxes, for the three months ended September 30, 2013.  For the nine months ended September 30, 2014, we had an income tax expense of $17.0 million, or 36% of income before income taxes, as compared to income tax benefit of $0.3 million, or 891% of loss before income taxes, for the nine months ended September 30, 2013.  The estimated effective tax rate for each period includes projections of tax expense on the expected change in our valuation allowance for deferred tax assets. The estimated annual effective tax rate for the year ended December 31, 2014 excludes the estimated tax effects of the O-P gain on the put exercise, which was treated as a discrete item in the Company’s second quarter of 2014.  The increase in the effective tax rate is due to exercise of the Put being treated as a discrete item and is taxed at the full federal tax rate of 35% for period ended September 30, 2014. Due to the nature of the gain on the Put, we have nominal state taxes associated with the gain which minimally impacts our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We had $28.9 million of cash and cash equivalents at September 30, 2014 as compared with $1.6 million at December 31, 2013.  Our increase in cash flows was primarily generated from cash proceeds from the sale of our ownership in the O-P.

We sold all of our ownership interest in the O-P on April 30, 2014 for gross proceeds of $50 million (see Note 6).  We have not and will not receive any income from the O-P after April 30, 2014.  We used a portion of the proceeds to repay all of the outstanding borrowings under the TriState credit facility and pay taxes on the related gain.  We expect the remaining gross proceeds to be used to fund working capital needs and support growth initiatives.

In August 2014, our Board of Directors (“Board”) authorized a repurchase program for up to $3.0 million of our common stock.  Share purchases may take place in open market transactions or in privately negotiated transaction and may be made from time to time depending on market conditions, share price, trading volume and other factors. The repurchase program authorized our Board does not require us to acquire a specific number of shares, and may be terminated, suspended, or modified at any time.  The share repurchase will be funded from available cash on hand.  As of September 30, 2014, the Company had not repurchased any shares under the repurchase program.

In August 2013, we announced the discontinuation of dividends on our common stock to support future growth initiatives and strengthen our financial position.

On March 11, 2013, we entered into a credit agreement with TriState to provide for borrowings up to $17.0 million with the ability to increase the facility for borrowings up to $20.0 million with the participation of another lender.  On March 11, 2013, we borrowed $15.2 million to repay all borrowings outstanding under the CoBank, Provident and prior TriState credit facilities and retired those facilities.  On April 30, 2014, upon receiving proceeds for the exercise of the O-P Put, we repaid all $11.6 million of the then outstanding debt on the credit facility.  On June 1, 2014, the credit agreement was amended to reduce the borrowing capacity from a ceiling of $17.0 million to a ceiling of $5.0 million.   On June 30, 2014, the credit agreement was amended to extend the expiration of the Credit Agreement from June 30, 2014 to October 8, 2014 (see Note 7). The TriState borrowings incur interest at a variable rate based on either LIBOR or a Base Rate, as defined in the credit agreement, plus an applicable margin 3.50% or 2.00%, respectively.  As of September 30, 2014, the Company had $5.0 million available under the Credit Agreement.

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

Our Credit Agreement expired on October 8, 2014.  On November 7, 2014, we entered into a demand line of credit with TriState to allow for borrowings up to $5.0 million.  We borrow or repay our debt as needed based upon our working capital obligations.  It is up to the discretion of TriState to approve borrowings within the allowed line of credit limit and may, at any time, demand that we make payment on an outstanding balance. We were previously required to comply with certain loan covenants and restrictions under our prior Credit Agreement.  There are no measured financial covenants under the new demand line of credit.

CASH FROM OPERATING ACTIVITIES

Net cash used in operating activities was $11.6 million for the nine months ended September 30, 2014 as compared to net cash provided by operating activities of $0.7 million for the nine months ended September 30, 2013.  The change in cash from operating activities was primarily due to payments of taxes associated with the gain on the sale of our ownership interest in the O-P.

CASH FROM INVESTING ACTIVITIES

Net cash provided by investing activities was $49.5 million for the nine months ended September 30, 2014, primarily due to the $49.8 million proceeds from the sale of our ownership interest in the O-P.  Net cash provided by investing activities was $3.3 million for the nine months ended September 30, 2013 was primarily due to distributions of $4.2 million we received from the O-P in excess of our share of the O-P’s income.

CASH FROM FINANCING ACTIVITIES

Net cash used in financing activities during the nine months ended September 30, 2014 was $10.6 million, as compared to $5.1 million for the nine months ended September 30, 2013.  We repaid our outstanding balance of $11.6 million on our TriState credit facility from the proceeds received for the sale of our ownership interest in the O-P.  Dividends declared on our common shares by the Board of Directors were $0.54 per share for the nine months ended September 30, 2013.  The total amount of dividends paid on our common shares by us for the nine months ended September 30, 2013 was $3.3 million.  The additional financing activities for the nine months ended September 30, 2013 were attributable to the repayment of debt of $20.3 million offset by $18.0 million proceeds from our debt with TriState.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, our management, with the assistance from an external service provider, carried out an assessment, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our internal disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based on this assessment, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014, since the remediation of the previously identified material weaknesses remains in process.

Plan for Remediation of Material Weakness

We continue with our remediation process for the material weakness identified at December 31, 2013.  We performed a multi-year evaluation of the recoverability of our deferred tax assets and we continue to enhance our quarterly and annual review process and related controls for income taxes through a combination.  In addition, we have changed our external tax provider. The enhanced review process includes a more robust valuation allowance review process including a detailed analysis of the expected timing of the reversal of temporary differences.  Management believes that the new review process in addition to incremental internal and external resources will remediate the identified control deficiency.

Changes in Internal Control over Financial Reporting

Other than as discussed above under “Plan for Remediation of Material Weakness,” there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. — LEGAL PROCEEDINGS

See Note 14 of the Notes to the Consolidated Financial Statements included in Part I. Item 1 of this report.

ITEM 1A. - RISK FACTORS

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

ITEM 5. — OTHER INFORMATION

On November 7, 2014, the Company and TriState Capital Bank entered into a Discretionary Demand Credit Agreement (“Demand Agreement”).  The Demand Agreement allows for borrowings of up to $5.0 million.  The Company borrows or repays its debt on an as needed based.  Tristate, in its sole discretion, may make loans to the Company and it, at any time, can demand that the Company make payment on an outstanding balance.   There are no financial covenants under the Demand Agreement.

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

4.1

Rights agreement between Alteva, Inc. and American Stock Transfer & Trust Company, LLC as dated September 2, 2014 is incorporated herein by reference from Exhibit 4.1 to our current report on Form 8-K filed on September 9, 2014.

10.1

Partnership Interest Purchase Agreement as of April 30, 2014 between Alteva, Inc. and Cellco Partnership is incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

10.2

First Amendment to the Credit Agreement dated as of June 30, 2014 by and among Warwick Valley Telephone Company and TriState Capital Bank, incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.3

Settlement Agreement and Mutual Release of All Claims between Alteva, Inc. and David J. Cuthbert, dated October 16, 2014, is incorporated herein by reference from Exhibit 10.1 to our current report on Form 8-K, filed October 22, 2014.

10.4	Amended and Restated Discretionary Demand Credit Agreement between Alteva, Inc and TriState Capital Bank, dated November 7, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Brian J. Kelley, Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Brian J. Kelley, Chief Executive Officer.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary.

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

Alteva, Inc.
(Registrant)

Date:	November 10, 2014	/s/ Brian J. Kelley
Brian J. Kelley
Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2014	/s/ Brian H. Callahan
Brian H. Callahan
Executive Vice President, Chief Financial Officer,
Treasurer and Corporate Secretary (Principal Financial and Accounting Officer)

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

4.1

Rights agreement between Alteva, Inc. and American Stock Transfer & Trust Company, LLC as dated September 2, 2014 is incorporated herein by reference from Exhibit 4.1 to our current report on Form 8-K filed on September 9, 2014.

10.1

Partnership Interest Purchase Agreement as of April 30, 2014 between Alteva, Inc. and Cellco Partnership is incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

10.2

First Amendment to the Credit Agreement dated as of June 30, 2014 by and among Warwick Valley Telephone Company and TriState Capital Bank, incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.3

Settlement Agreement and Mutual Release of All Claims between Alteva, Inc. and David J. Cuthbert, dated October 16, 2014, is incorporated herein by reference from Exhibit 10.1 to our current report on Form 8-K, filed October 22, 2014.

10.4	Amended and Restated Discretionary Demand Credit Agreement between Alteva, Inc and TriState Capital Bank, dated November 7, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Brian J. Kelley, Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Brian J. Kelley, Chief Executive Officer.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.