Form 10-K
period 2014-12-31
ALTEVA, INC.
filed 2015-03-17
CIK 104777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 001-35724

Alteva, Inc.

(Exact name of registrant as specified in its charter)

New York	14-1160510
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

401 Market Street, First Floor
Philadelphia, Pennsylvania	19106
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone, including area code:   (877) 258-3722

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NYSE MKT

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐    NO ☒

The aggregate market value of Alteva, Inc. common stock as of June 30, 2014 held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2014 was  $40,246,617.

The number of shares of Alteva, Inc. common stock outstanding as of March 9, 2015 was 5,990,969.

DOCUMENTS INCORPORATED BY REFERENCE

Where indicated, the information required by Part III, Items 10, 11, 12, 13 and 14 of this report is incorporated by reference from the registrant’s definitive proxy statement relating to the 2015  Annual Meeting of Shareholders, which definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2014.

Forward-Looking Statements

Certain statements contained in this Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “will” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; goodwill and long-lived asset impairment; demographic changes; management turnover; technological changes and changes in consumer demand; existing governmental regulations and changes in or our failure to comply with, governmental regulations; current and potential restatements of our financial statements and associated material weaknesses; legislative proposals relating to the businesses in which we operate; changes to the Universal Service Fund; risks associated with our unfunded pension liability; competition; the loss of any significant ability to attract and retain highly skilled personnel, evaluation of strategic alternatives, and any other factors that are described in “Risk Factors.” Given these uncertainties, current and prospective investors should be cautioned regarding reliance on such forward-looking statements.  Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

Part I.

Item 1.  BUSINESS.

GENERAL

Alteva, Inc.  was incorporated in New York on January 16, 1902 and is qualified to do business as a foreign corporation in various states. Unless otherwise indicated or unless the context requires otherwise, all references in this Annual Report to the “Company,” “we,” “our” or “us,” means Alteva, Inc. and its wholly-owned subsidiaries.  Our executive offices are located at 401 Market Street, First Floor, Philadelphia, PA  19106 and our telephone number is 877-258-3722.  We also maintain another office in Philadelphia, Pennsylvania and an office in Warwick, New York.

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

We are a premier provider of hosted Unified Communications as a Service (“UCaaS”) that significantly enhances business productivity and efficiency.  Our UCaaS solution integrates and optimizes best-in-class cloud-based technologies and business applications to deliver a comprehensive voice, video and collaboration service for the office and mobile workforce.  We are committed to delivering meaningful value to our customers through a consistent, high quality and unified user experience across multiple devices, platforms and operating systems.  These attributes have positioned us as a leading hosted communications provider and the partner of choice for a growing number of business customers nationwide and internationally.

Our cloud-based Unified Communications (“UC”) solutions are focused on serving the needs of small, medium, large and enterprise businesses that require the highest quality voice and integrated business productivity applications. We design and integrate our customers’ unique communication needs for multi-location offices, remote workers, mobile workers, customer relationship management (“CRM”) applications like Salesforce.com, business productivity tools and analytics, into a single seamless experience. We also design customized solutions for specialized vertical market requirements to optimize our services alongside critical business operations. These vertical markets include legal, healthcare, finance, retail and more.

In August 2011, we purchased substantially all of the assets and assumed certain liabilities of Alteva, LLC, a cloud-based UC solutions provider and a leading provider of enterprise hosted Voice over Internet Protocol (“VoIP”) in North America.  This acquisition was a significant part of our strategy to become a leading provider of world-class UC solutions. As part of our efforts to further improve performance of the UC segment, we restructured our business by exiting, effective September 1, 2013, our Syracuse, New York operations.

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

BUSINESS OPERATIONS

We report our results in two operating segments: UC and Telephone.  In addition, we reported as income from equity method investments the income received through our prior interest in the Orange County-Poughkeepsie Limited Partnership.

Operating Segments

The Company’s two segments, UC and Telephone, are strategic business units that offer different products and services. The Company evaluates the performance of its two segments based upon factors such as revenue growth, expense containment, market share and operating results.  We do not believe our sales in any segment are materially seasonal. See Note 15 to the Consolidated Financial Statements contained in Item 8 herein for certain financial information about our segments.

Unified Communications

Alteva is a premier provider of hosted UCaaS that significantly enhances business productivity and efficiency. Alteva’s UCaaS solution integrates and optimizes best-in-class cloud-based technologies and business applications to deliver a comprehensive voice, video and collaboration service for the multi-location office and mobile workforce.  Alteva is committed to delivering meaningful value to our customers through a consistent, high quality and unified user experience across multiple devices, platforms and operating systems.  These attributes have positioned Alteva as a leading hosted communications provider and the partner of choice for a growing number of business customers nationwide and internationally.

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

Alteva has always prided itself on being at the forefront of our industry and we constantly push to improve our product capabilities, platform reliability and customer support services. Again, 2014 was no exception as evidenced by the enhancements to the business user experience, including advanced upgrades to the integration of our hosted voice services with productivity tools like Google Apps for Business and Microsoft Office, CRM applications like Salesforce.com and Clio for legal practice management.  Additionally we continued to enhance many of our products including, video-enabled devices, enhanced SIP trunking capabilities, advanced call center technologies, Microsoft Lync messaging solutions, and workforce mobility solutions across smartphone and desktop platforms including Windows, Apple Mac, iOS and Android devices.

Alteva continually strives to be an innovator and leader in the marketplace.  Our UC service tightly integrates business productivity applications, collaboration tools and multiple communication devices (desk phones, smart phones, laptops and tablets), into a single solution with advanced capabilities such as data analytics.  Our best-in-class products have been recognized numerous times, including most recently in 2014 with awards such as the Lync Pioneer Award, Internet Telephony Excellence Award from Internet Telephony Magazine and the Communications Solutions Product of the Year Award for Alteva Mobility from TMC, a global, integrated media company.

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

Alteva’s communications infrastructure is a uniquely integrated platform including typical UC components, such as voice, video, instant messaging and presence blended with specialized applications such as mobile integration, VoIP dial tone replacement for premise based private branch exchange systems (“PBX”), email, call center solutions, call recording, call data analytics, and CRM software integration.  We have enhanced our product development process to speed-up time-to-market for new products and services that meet identified end-user needs.  This process is designed to consistently improve the end-user experience and bring increased value to our customers through UC services.  The process starts by identifying a market opportunity, capturing detailed market requirements and performing business analysis.  Subsequent to this, working groups from the relevant functional areas of the Company come together to rapidly develop and deploy each new solution.

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

By offering a standards-based cloud solution Alteva is able to provide a superior end-user experience along with marketing and sales support for demand creation through our channel partner base and industry relationships, which we believe we can use to drive sales in key vertical markets such as legal, healthcare and retail in the worldwide market.

Services and Products

Unified Communications Solutions — Alteva offers a comprehensive managed solution including hosted voice and hybrid Session Initiation Protocol (“SIP”) trunks, with integrated instant messaging, presence, unified messaging and video along with local, long distance and international communications services.

Business Productivity Application integration — Alteva’s products fully integrate with a variety of business productivity applications including Microsoft Office, and Google Apps for Business. We also deliver Alteva Mobility Complete which enables us to deliver a seamless experience to users on desk phones, smartphones and tablets.  The Alteva Hosted Microsoft solution provides Microsoft business productivity applications such as Lync and Exchange integrated with HD voice delivering instant messaging, presence and calendar integration with full call control. Integration of Alteva’s award winning HD Voice solution with Google Apps for Business delivers integrated click-to-dial, call logging and presence.

Audio Conferencing and Web Collaboration Solutions — Alteva offers a range of collaboration solutions including screen sharing and group audio and web conferencing for over 3,000 participants.

Email Solutions — Alteva hosts complete Microsoft email services, which enables end users to: access their Exchange Mailbox from anywhere using a desk telephone or mobile phone; access speech-enabled menus that allow users to hear and act on their calendar; listen to email messages (translated from text to speech); listen to voice mail messages; call personal contacts or any user listed in the company directory as well as manage meetings and calendars.

Access Solutions — Alteva offers a range of access solutions for businesses ranging from T1s to fiber connections and MPLS circuits and we work closely with various providers to coordinate installation and support connectivity.

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

Disaster Recover Solutions — Alteva delivers custom designed network and equipment solutions to maximize uptime at users’ business locations, with direct access to forward or redirect calls or relocate a user’s entire business in the event of a storm or disaster.

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

The majority of our services are charged to the customer on a monthly recurring basis, with certain equipment charges billed up front.

Technology Infrastructure -

Alteva delivers cloud-based UC solutions in addition to CLEC and traditional ILEC operations. Our network is comprised of carrier-class data centers and fully redundant fiber optic ring networks. The infrastructure consists of Class 5 (delivering phone service directly to end users), cloud-based PBX platforms, and Class 4 (delivering voice service to companies), and carrier infrastructure platforms. The functionality of these platforms enables our network to be flexible to every customer’s needs.

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

Our Network Operations Center (“NOC”) continually monitors various aspects of our network including: customer connectivity, customer premise equipment (“CPE”) and our call processing infrastructure. There are monitoring systems in place for our specialized voice firewalls and hosted Class 5 PBX feature servers. In addition we also use key performance indicators for the networks, servers and infrastructure and have customized fraud/denial of service management systems.

Telephone

Alteva operates as an ILEC in southern Orange County, New York and northern New Jersey.  Our Telephone segment consists of providing local and toll telephone service, high-speed broadband and fiber Internet access services and satellite video services to residential and business customers.  Our ILEC service areas are primarily rural and have an estimated population of 50,000.  We also operate as a CLEC in in Middletown, New York, Scotchtown, New York and Franklin Borough, New Jersey.

Services and Products

Local network services — Local network services include traditional dial tone that is primarily used to make or to receive voice, fax or analog modem calls from a residence or business.  Our local network services are regulated by the Federal Communication Commission (“FCC”), New York Public Service Corporation (“NYPSC”) and the New Jersey Board of Public Utilities (“NJBPU”).  Included under local network services are custom calling services such as caller ID, call waiting, voice mail and other value-added services.  These features allow users to display the number and/or name of callers, signal to the telephone user that additional calls are coming in, and send and receive voice messages.  The sale of telephone and other equipment does not constitute a material part of our business.

Internet — Broadband Internet and dial-up Internet access services are provided using our network and by reselling other suppliers’ access services.

TV —TV service enables us to bundle voice, TV and data, known as the “Triple Play,” to our customers.  We have a reseller agreement with DIRECTV® that allows us to provide the TV component of the Triple Play.

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

We began operating as a competitive local exchange carrier or CLEC in Middletown, New York in 1999, in Scotchtown, New York in 2001 and Franklin Borough, New Jersey in 2002.

Orange County-Poughkeepsie Limited Partnership

We were a limited partner in the Orange County-Poughkeepsie Limited Partnership (“O-P”) and had an 8.108% limited partnership interest in the O-P until April 30, 2014, which was accounted for under the equity method of accounting.  The majority owner and general partner of the O-P is Verizon Wireless of the East LP (“Verizon”).

On May 26, 2011, we entered into an agreement (the “4G Agreement”) with Verizon and Cellco Partnership (d/b/a Verizon Wireless), the other limited partner, in the O-P to make certain changes to the O-P partnership agreement which, among other things, specifies that the O-P will provide 4G cellular services.  The 4G Agreement provides that the O-P’s business will be converted from a wholesale business to a retail business.  In addition, the 4G Agreement provided for guaranteed annual cash distributions to us from the O-P through 2013.  For the year ended December 31, 2013, we received annual cash distributions from the O-P of $13.0 million.  Starting in 2014, the 4G Agreement provided that we would receive cash distributions equal to our ownership share percentage of the approved total distributions by the O-P. The 4G Agreement also gave us the right (the “Put”) to require Verizon to purchase all of our ownership interest in the O-P during April 2013 or April 2014 for an amount equal to the greater of (a) $50.0 million or (b) the product of five (5) times 0.081081 times the O-P’s EBITDA (as defined in the 4G Agreement) for the calendar year preceding the exercise of the Put.

On April 30, 2014, we exercised the Put and sold all of our ownership interest in the O-P for gross proceeds of $50 million, which resulted in a gain on the sale of $49.8 million.  Accordingly, we will not receive any income from the O-P after April 30, 2014.  We used a portion of the proceeds to repay all of the outstanding borrowings under our former TriState Capital Bank (“TriState”) credit facility and paid taxes on the related gain. We expect to use the remaining gross proceeds to fund working capital needs and support growth initiatives.

Pursuant to the equity method accounting of our investment income, we were required to record the income from the O-P as an increase to our investment account.  We were required to apply the cash payments made under the 4G Agreement as a return on our investment when received. As a result of receiving the fixed guaranteed cash distributions from the O-P in excess of our proportionate share of the O-P income, the investment account was reduced to zero during 2012. Thereafter, we recorded the fixed guaranteed cash distributions that were received from the O-P in excess of the proportionate share of the O-P income directly to the Company’s statement of operations as other income.  In 2014 when guaranteed distribution ceased, we returned to recording the income from the O-P as in increase to our investment account and any cash payments received were applied as a return on its investment.  As of December 31, 2014 and 2013, the investment account was zero.

Our interest in the O-P represented 0% of our total assets as of December 31, 2014 and 2013, respectively, and the income from the O-P that we recorded as income from equity method investment was $52.4 million and $13.0 million for the years ended December 31, 2014 and 2013, respectively.  For more information on our O-P interest, see Note 8 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Major Customers

None of our customers accounted for more than 10% of our consolidated operating revenues in 2014 and 2013.

Universal Service Fund (“USF”) revenue accounted for 3% and 5% of our revenues for the years ended December 31, 2014 and 2013, respectively.  For information regarding changes to USF funding, see the section entitled “Federal Universal Service Fund” below.

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

Alteva continues to be recognized as an industry leader in UC services.  Alteva has differentiated itself by delivering a best-in-class product portfolio, supported by industry leading implementation and customer service that cannot be easily matched by our competitors, large or small.  In order to continue to create a competitive advantage and establish differentiation in the hosted UC market place, Alteva expects to adapt and remain on the forefront of technology, creating a position among the most stable and respected communications vendors around the globe.  Alteva integrates new innovations with proven technology from industry leaders like Microsoft, Cisco, BroadSoft, Level 3, and Polycom to provide best-in-class hosted UC solutions.

Telephone

The Telecommunications Act of 1996 (the “1996 Act”) created a nationwide structure in which competition is allowed and encouraged between ILECs, interexchange carriers, competitive access providers, cable TV companies and other entities.  Our local network, network access and long distance services compete with large cellular telephone providers, cable companies and VoIP providers that offer alternative voice products.  These competitors, in many cases, are much larger and have greater resources and previously had greater regulatory flexibility than us.  During the last several years, we have experienced overall declines in telephone access lines as customers have migrated towards cellular and VoIP providers for telephone services in our regulated franchise area.  We primarily compete on the basis of price, convenience, call quality and reliability for telephone services.

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

Our TV service competes against entrenched cable companies and satellite television companies.  To stay competitive in the current market environment we must be able to offer a television service on par with our competitors at a competitive price.  Accordingly, we offer TV services provided by DIRECTV®, which enables us to offer our Triple Play bundle.  However, the success of our Triple Play offering has been limited by competing offerings by Cablevision in New York and Service Electric in New Jersey.

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

We currently compete for local service (access lines) with ILECs in the Middletown, New York area, as well as the Franklin Borough, New Jersey area.  The local exchange carriers in these markets are larger and have greater resources than us.

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

On February 26, 2015, the FCC announced that it had voted to apply Communications Act Title II regulation to the Internet.  This is a major policy change, and would bring the Internet under traditional utility regulation.  The FCC has in the past treated broadband services as lightly regulated or unregulated Title I services under the Communications Act.  The new rules will apply to both wired and mobile broadband networks and services.  The FCC rules have three specific requirements:  (1) No Blocking: broadband providers may not block access to legal content, applications, services, or non-harmful devices; (2) No Throttling: broadband providers may not impair or degrade lawful Internet traffic on the basis of content, applications, services, or non-harmful devices; and (3) No Paid Prioritization: broadband providers may not favor some lawful Internet traffic over other lawful traffic in exchange for consideration — in other words, no “fast lanes.” This rule also bans ISPs from prioritizing content and services of their affiliates.  The rules also contain a general Open Internet conduct standard requiring that ISPs cannot harm consumers or edge providers.

Congress requires the FCC to refrain (“forbear”) from enforcing provisions of the Communications Act that are not in the public interest. The FCC rules will apply some key provisions of Title II, and forbear from applying others.  The major provisions of Title II which the rules will apply include:  (1) “core” provisions of Title II: Sections 201 and 202 (prohibiting, among other things, “unjust and unreasonable practices”); (2) investigation of consumer complaints under section 208 and related enforcement provisions, specifically sections 206, 207, 209, 216 and 217; (3) consumer privacy under Section 222; (4) access to poles and conduits under Section 224; (5)  people with disabilities under Sections 225 and 255; and (5) universal service fund support for broadband service in the future through partial application of Section 254.  The major provisions of Title II which the rules will not apply (under forbearance) include:  (1) any requirement concerning tariffs or other forms of rate approval, unbundling, or other forms of utility regulation; (2) mandatory contributions to the Universal Service Fund under Section 254; and (3) any imposition of new taxes or fees.

The new FCC rules have yet to be published officially, and are almost certain to cause major litigation by affected parties.  Several parties, including broadband network and service providers, have claimed that the new rules are unnecessary and will inhibit investment.  The new rules will take full effect unless either the FCC or a federal court issues a stay of the rules pending full adjudication of all judicial challenges.  The litigation over these rules could take several years before final resolution.

At this stage, we cannot predict to what extent these new rules will allow us greater flexibility to manage our network or charge content providers.  Nor can we predict whether other regulations or legislation concerning Internet services will be adopted that may increase costs, reduce potential revenues, or create regulatory disadvantages.

State Regulation

The New York telephone service operations offered by our subsidiary, Alteva of Warwick LLC, are subject to the jurisdiction of the NYPSC and our New Jersey telephone service operations are subject to the jurisdiction of the NJBPU.  These two bodies have regulatory authority over Alteva of Warwick LLC’s local exchange operations with respect to rates, facilities, services, reports, and other matters.  As a result, Alteva of Warwick’s ability to respond quickly to changing market conditions or to implement a new business organization can be limited by the necessity of obtaining regulatory reviews or responding to interrogatories which can slow down or even prevent the desired transaction.  As an ILEC, Alteva of Warwick LLC, generally faces carrier of last resort, or COLR, obligations which include an ongoing requirement to provide service to all prospective and current customers in Alteva of Warwick LLC’s service territories who request service and are willing to pay rates prescribed in Alteva of Warwick’s tariffs.  In competitively bid situations, such as newly constructed housing developments or multi-tenant dwellings, this may constitute a competitive disadvantage to Alteva of Warwick if competitors can choose to exclusively tie service to homeowner’s association fees or choose not to provide service to customers who are poor credit risks or customers they believe it would not be economically viable to serve.

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

On November 28, 2011, the FCC released a comprehensive order regarding reform of the USF and Intercarrier Compensation (“ICC”).   The order specified that the USF would be renamed the Connect America Fund (“CAF”).  Funds from CAF will be allocated with a greater emphasis on stimulating broadband build out in the United States.  Additionally, this order mandated the decline in overall revenues deemed interstate.  Currently these revenues are received from end users, Interexchange carriers and the USF. The total of these revenues will decline 5% a year and the USF or CAF support must adjust accordingly.  This change commenced July 1, 2012 and will continue annually for the next 10 years.  Finally, the order contains a provision that implements a “ceiling” on the amount of corporate overhead expenses that can be recovered by an ILEC through the CAF. Historically the USF fund has allowed ILECs to recover their reasonable costs without restriction.  In 2012 a ceiling was established based on corporate overhead cost per access line.  Accordingly, we have experienced a reduction in funds we are eligible to receive from the CAF.

Pursuant to FCC requirements mentioned above, we contribute to the USF/CAF.  Our obligation to this fund was $1.0 million and $1.3 million, in 2014 and 2013, respectively.  The Universal Service Administration Company (“USAC”) establishes a contribution rate for eligible revenues which in turn determines the amount of the annual obligation to the fund.  Future contribution levels will therefore depend on revenues and USAC mandated contribution rates.

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

USF/CAF revenue and NECA pool settlements, (“regulatory revenue”) accounted for $0.8 million and $1.4 million, in 2014 and 2013, respectively.  This is included in operating revenue in our consolidated statements of operations.  Regulatory revenue is subject to change based upon many factors, including regulatory changes, our performance, and the performance of other companies that receive regulatory revenue.

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

EMPLOYEES

As of February 27, 2015, we had 109 full-time and 4 part-time employees, including 27 non-management employees represented by Local 503 of the International Brotherhood of Electrical Workers.  The existing contract with our union employees expires on October 31, 2016.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our executive officers is presented below.

Brian J. Kelley, age 63, is our Chief Executive Officer (“CEO”).  Prior to becoming the CEO in June 2014, he had served on Alteva’s Board of Directors since November 2013. Prior to joining Alteva, Mr. Kelley also served as the Chief Executive Officer of Four Winds Advisors LLC, focused on advising technology focused clients on restructuring, turnaround and business development. Prior to establishing Four Winds, Mr. Kelley served as CEO of snom Technology, Inc., Woburn, Massachusetts, a leading global provider in designing, manufacturing and marketing VoIP communications equipment. From 2008 to 2012, Mr. Kelley served on the Board of Directors of Tii Network Technologies, Inc., in Edgewood, New York, serving as Board Chairman beginning in 2010, and President and CEO beginning in 2011. Previously, Mr. Kelley was the President of TAMCO Technology, Tampa, Florida, a financial solutions-focused business management and development company, focusing on telecommunications asset management and financing solutions; was the President and Chief Executive Officer of Cognitronics Corporation, Danbury, Connecticut, a company that provided central-office communications technology hardware and software solutions. Mr. Kelley also held senior management positions with TIE Communications, Inc., Seymour, Connecticut, a publicly-traded diversified telecommunications services company. Mr. Kelley holds a Bachelor of Arts degree in Economics from the University of New Hampshire and a Masters in Business Administration degree from the University of Connecticut.

Brian H. Callahan, age 44, is our Executive Vice President, Chief Financial Officer, Corporate Secretary, and Treasurer.  Prior to joining us in August 2012 and from April 1998, he served in positions of increasing responsibilities, most recently as Senior Vice President of Finance and Treasury, at Expert Global Solutions, Inc., a leading global provider of business process outsourcing services.  Before joining Expert Global Solutions, Inc., Mr. Callahan started his career with PricewaterhouseCoopers LLP.  Mr. Callahan holds a B.S. in Accounting from Drexel University.

Mark Marquez, age 40, has served as our Executive Vice President, Chief Technology Officer since 2011.  Mr. Marquez joined us in August 2011 in connection with our acquisition of substantially all of the assets of Alteva, LLC, a cloud-based UC solutions provider and enterprise hosted VoIP provider.  Mr. Marquez joined Alteva, LLC in 2003, as Senior Systems Architect. Mr. Marquez has over fifteen years of senior project management and enterprise level architecture design in telecommunications and network infrastructure services. Since 1996, he has designed, managed, and implemented complex network and telecommunications infrastructures for small, medium, and enterprise companies including Exelon (PECO Energy), General Motors Acceptance Corporation (GMAC)/Berkadia Commercial Mortgage, DIAL Corp., BBraun Pharmaceuticals and MAXIMUS Corporation.

William K. Birnie, age 51, is our Executive Vice President, Chief Marketing Officer.  Mr. Birnie was appointed Chief Marketing Officer in May 2012. Mr. Birnie is responsible for all Sales, Marketing, Product Management and Business Development activities for Alteva.  Mr. Birnie has extensive experience in the Telecommunications (Wireless & Wired) and Broadband industries in both the Consumer and B2B market segments. Prior to joining Alteva, Mr. Birnie held executive positions with Panasonic from 2007 to 2012 and Motorola from 1999 to 2007.  He also held management positions with Comcast and Lucent Technologies. Mr. Birnie is a graduate of Rutgers University, is active in many Communications Industry associations such as the US Cloud Commission for State & Local Government and holds a patent in wireless communications for enhanced roaming notification.

Item 1A.  RISK FACTORS.

RISK FACTORS

We have a history of operating losses and there is no assurance we will generate profits in the future.

We have a history of operating losses.  We have sustained operating losses of $6.6 million and $11.6 million for the years ended December 31, 2014 and 2013, respectively.  We cannot assure that we will be able to generate profitable operations in the future.  If we cannot generate profits in the future, our failure to do so could adversely affect the market price of our common stock, which in turn could adversely affect our ability to raise additional equity capital or to incur additional debt.

Any impairment of goodwill, other intangible assets or long-lived assets could negatively impact our results of operations.

Our goodwill is subject to an impairment test on an annual basis and, along with other intangible assets or long-lived assets, is also tested whenever events and circumstances indicate that goodwill, intangible assets and/or long-lived assets may be impaired.  Any excess goodwill, indefinite-lived intangible assets value resulting from the impairment test must be written off in the period of determination.  Intangible assets (other than goodwill and indefinite-lived intangible assets) and other long-lived assets are generally amortized or depreciated over the useful life of such assets.  In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets.  We significantly increased our goodwill as a result of our acquisition of substantially all of the assets and assumed certain liabilities of Alteva, LLC.  We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business.  Likewise, our Telephone segment has continued to decline in revenue.  Further declines in revenue could cause a future impairment of long-lived assets in the Telephone segment.  Future determinations of significant write-offs of goodwill, intangible assets or other long-lived assets, as a result of an impairment test or any accelerated amortization or depreciation of other intangible assets or other long-lived assets could have a material negative impact on our results of operations and financial condition.  We have completed our annual impairment test for goodwill in accordance with the applicable accounting guidance, and have concluded that we do not have any impairment of goodwill for the year ended December 31, 2014.

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

A significant portion of our cash flows were derived from our O-P Limited Partnership.

Historically, we relied significantly on income derived from our partnership interest in the O-P.  We previously received quarterly cash distributions from the O-P, which comprised a substantial percentage of our cash flows.  On April 30, 2014 we exercised our Put right pursuant to the 4G Agreement, and as a result will have no further distributions from the O-P.  Failure to generate positive cash flows from our operations in the future could adversely impact the Company.

We have identified material weaknesses in previous years that have been remediated.  We can provide no assurance that further material weaknesses will not be identified in the future.

Effective disclosure controls and procedures and internal controls over financial reporting are necessary for us to provide reliable financial reports and effectively prevent or detect fraud.  We had previous material weaknesses related to controls around financial reporting with respect to our application of U.S. GAAP for income taxes, related to cash flow presentation for equity investments and controls around the reporting of deferred income taxes identified in connection with the restatement of our financial statements that have been remediated as of December 31, 2014.  Should we identify any other material weaknesses, such weaknesses could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet the reporting requirements under the securities laws in a timely manner.  These effects could in turn adversely affect the trading price of our common stock and could result in a material misstatement of our financial position or results of operations and require a further restatement of our financial statements.

Our business and stock price may be adversely affected if our internal controls are not effective.

Effective disclosure controls and procedures and internal controls are necessary for us to provide reliable financial reports and effectively prevent or detect fraud.

Although we believe we have taken the appropriate actions to remediate the material weaknesses, we cannot give assurances that we will not discover other material weaknesses in the future or that no material weakness will result from any difficulties, errors, delays or disruptions while we implement and transition to new internal systems. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

Our Telephone segment generates revenues by delivering voice and data services over access lines.  We continue to experience access line losses due to competition from wireless and broadband service providers.  For example, access lines declined 9% in 2014 and 8% in 2013.  We may continue to experience access line losses in our primary markets.  Our inability to retain access lines could adversely affect our business and results of operations.

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

As of December 31, 2014, our unfunded pension liability was $8.1 million and our unfunded postretirement plan was $0.8 million.  We believe our cash management and monitoring of our funds will allow us to adequately fund our pension and our postretirement plans.

If the stock market declines significantly or interest rates fluctuate or become volatile, it will be more difficult for us to adequately fund the plans.  Although our plan assets increased in 2014, if market conditions result in a decrease in plan assets during 2015, required pension plan contributions may increase in 2016.  In addition, if we only make the minimum required contributions over the next two years, required payments will increase to higher amounts than if we had funded more than the minimum in recent years.

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

Our success depends, in large part, on the skills, experience and efforts of our senior management team.  We have undergone several changes with respect to our senior management team.  These changes in key management could create uncertainty among our employees, customers and other third parties with which we do business, and could result in changes to the strategic direction of our business, financial condition and results of operations.  The loss of the services of one or more members of our senior management team could significantly harm our business.   In addition, we could be adversely affected if we fail to adequately plan for the succession of members of our senior management team.  The loss of any member of our senior management team could have a material adverse effect on our business, financial condition and results of operations.

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

We could realize a change in demand for services due to the ongoing weak economic conditions.  Downturns in the economy and continued competition in our markets may cause some of our existing customers to disconnect or scale back basic and enhanced services, broadband Internet or video service, and it may become more difficult for us to acquire new customers.  Furthermore economic conditions may prolong our payment collections interval and in some cases increase our need to discontinue service for nonpayment.

We are evaluating strategic alternatives and there can be no assurance that we will be successful in identifying a strategic alternative, that any such strategic alternative will enhance shareholder value, or that the process will not have an adverse impact on our business.

In January 2015, we announced that we retained Oppenheimer & Co. Inc. as our financial advisor to help evaluate strategic alternatives to enhance shareholder value. No decision has been made to enter into any transaction at this time, and there can be no assurances that this evaluation will result in the completion of a transaction, or that any such transaction will enhance shareholder value. The process of exploring strategic alternatives may be time consuming, costly, and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition, and results of operations could be adversely affected. Any strategic decision will involve risks and uncertainties, and we cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, and industry trends. We do not intend to comment regarding the evaluation of strategic alternatives until such time as our board of directors has determined the outcome of the process or otherwise has deemed that disclosure is appropriate. As a consequence, perceived uncertainties related to our future may result in the loss of potential business opportunities and may make it more difficult for us to attract and retain qualified personnel and business partners.

We are subject to legal proceedings, adverse outcomes of which could negatively impact our results of operations.

We are party, from time to time, to various legal proceedings, including patent infringement claims, regulatory investigations and tax examinations incidental to our business.  We continually monitor these legal proceedings, regulatory investigations and tax examinations to determine the impact and any required accruals.  These legal proceedings could result in obligations that could have material adverse effect on our financial results. However, there can be no assurance that we will accurately predict the outcome of these proceedings, investigations and examinations and that the outcomes will not have a material adverse affect on our business, financial condition and results of operations.

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

In February 2015, we entered into an agreement to terminate the lease for its corporate headquarters in Philadelphia, PA (see Note 18).

Item 3.  LEGAL PROCEEDINGS.

We are party, from time to time, to various legal proceedings, including the proceeding described below, patent infringement claims, regulatory investigations and tax examinations incidental to its business.  We continually monitors these legal proceedings, regulatory investigations and tax examinations to determine the impact and any required accruals.  We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or an additional loss may have been incurred and to determine if accruals are appropriate.  If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made. Management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

We were named as a party to a lawsuit from Sprint regarding a certain tariff charge (IntraMTA carrier charge) billed by Alteva, paid by Sprint over a number of years and had not previously been disputed. Sprint has filed similar lawsuits against other carriers related to the same tariff charges. We filed a motion to dismiss.  The amount of the claim filed by Sprint is for $0.2 million; however the Company has not been able to substantiate the basis for the claim amount and therefore, has not recorded an accrual as of December 31, 2014.

Item 4.  MINE SAFETY DISCLOSURES.

This item is not applicable.

Part II.

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE MKT under the symbol ALTV.  As of March 10, 2015, we had 484 common shareholders of record.

Declaration and payment of dividends on our common stock are subject to the discretion of our board of directors and compliance with applicable laws.  Our decision to pay dividends in the future will depend on general business conditions, the effect of such payments on our financial condition and other factors our board of directors may consider relevant.  While historically we had paid dividends on our common stock, in August 2013, we announced the discontinuation of dividends on our common stock to support future growth initiatives and strengthen our financial position.

Cash dividends paid per common share during the year ended December 31, 2013:

Quarter Ending	2013
First (March 31)	$0.27
Second (June 30)	0.27
Third (September 30)	—
Fourth (December 31)	—
Total	$0.54

The high and low sales prices for our common stock as reported by NYSE MKT for the first, second, third and fourth quarters of 2014 and 2013 were as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
High	$9.11	$8.55	$7.60	$7.41
Low	$7.73	$6.00	$5.25	$6.26

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
High	$12.52	$11.59	$10.50	$9.50
Low	$8.96	$8.82	$5.76	$7.07

Issuer Purchases of Equity Securities

On August 25, 2014, the Alteva Board authorized a repurchase program for up to $3.0 million of its common stock.  Share purchases may take place in open market transactions or in privately negotiated transactions and may be made from time to time depending on market conditions, share price, trading volume and other factors. Such purchases will be made in accordance with applicable securities laws and regulations. For all or a portion of the authorized repurchase amount, Alteva may enter into a plan that is compliant with Rule 10b5-1 of the United States Securities Exchange Act of 1934 that is designed to facilitate these purchases. The repurchase program authorized by the Alteva Board does not require Alteva to acquire a specific number of shares, and may be terminated, suspended, or modified at any time.  The timing and actual number of shares repurchased, if any, will depend on a variety of factors including the market price of the Company’s common stock, regulatory, legal and contractual requirements, and other market factors. The share repurchases will be funded from available cash on hand.

The following is a summary of the transactions carried out related to the program in 2014:

Quarter Ended	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 30, 2014	—	$—	—	$3,000,000
December 31, 2014	9,600	$6.95	9,600	$2,933,000

Item 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Alteva is a premier provider of hosted UCaaS that significantly enhances business productivity and efficiency. Our UCaaS solution integrates and optimizes best-in-class cloud-based technologies and business applications to deliver a comprehensive voice, video and collaboration service for the office and mobile workforce.  We are committed to delivering meaningful value to our customers through a consistent, high quality and unified user experience across multiple devices, platforms and operating systems. These attributes have positioned us as a leading hosted communications provider and the partner of choice for a growing number of business customers nationwide and internationally.

Our cloud-based UC solutions are focused on serving the needs of small, medium, large and enterprise businesses that require the highest quality voice and integrated business productivity applications. We design and integrate our customers’ unique communication needs for multi-location offices, remote workers, mobile workers, CRM applications like Salesforce.com, business productivity tools and analytics, into a single seamless experience. We also design customized solutions for specialized vertical market requirements to optimize our services alongside critical business operations. These vertical markets include legal, healthcare, finance, retail and more.

In August 2011, we purchased substantially all of the assets and assumed certain liabilities of Alteva, LLC, a cloud-based UC solutions provider and a leading provider of enterprise hosted VoIP in North America. This acquisition was a significant part of our strategy to become a leading provider of world-class UC solutions. As part of our efforts to further improve performance of the UC segment, we restructured our business by exiting, effective September 1, 2013, our Syracuse, New York operations.

We also operate as a regional ILEC in southern Orange County, New York and northern New Jersey. Our Telephone segment consists of providing local and toll telephone service, high-speed broadband Internet service, and satellite video service to residential and business customers. Our ILEC service areas are primarily rural and have an estimated population of 50,000. We also operate as a CLEC in areas that are adjacent to our ILEC territories and beyond.

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

SIGNIFICANT ACCOUNTING POLICIES

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

UC

Our UC services and solutions consist primarily of our hosted VoIP UC system, certain UC applications, and other professional services associated with the installation and activation. Additionally, we offer customers the ability to purchase telephone equipment us directly or independently from external vendors.

Multiple element arrangements primarily include the sale of telephone equipment, along with professional services associated with installation, activation and implementation services, as well as follow on hosting services.  We have concluded that the separate units of accounting in these arrangements consist of (i) the telephone equipment sale and (ii) the professional services provided combined with the follow on hosting services.  The professional services provided do not constitute a separate unit of accounting as they do not have value to the customer on a stand-alone basis.  Arrangement consideration is allocated to the separate units of accounting based on the relative selling price.  The selling price for telephone equipment is based on third-party evidence representing list prices for similar equipment when sold a stand-alone basis.  The selling price for professional and hosting services is based on our best estimate of selling price (“BESP”).  We develop our BESP by considering pricing practices, margin, competition and overall market trends.

We bill a portion of our monthly recurring hosted service revenue a month in advance. Any amounts billed and collected, but for which the service is not yet delivered, are included in deferred revenue. These amounts are recognized as revenues only when the service is delivered.

Equipment sales associated with the sale of telephone equipment are recognized upon delivery to the customer, as it is considered to be a separate earnings process. The sales are recognized on a gross basis, as we are considered the primary obligor in customer transactions among other considerations.  Other upfront fees, excluding equipment, along with associated costs, up to but not exceeding these fees, are deferred and recognized over the estimated life of the customer relationship.  We have estimated our customer relationship life at eight years and evaluate it periodically for continued appropriateness.

Telephone

Revenue is earned from monthly billings to customers for local voice services, long distance, digital subscriber line (“DSL”), Internet services, hardware and other services. Revenue is also derived from charges for network access to the local exchange telephone network from subscriber line charges and from contractual arrangements for services such as billing and collection and directory advertising. Revenue is recognized in the period in which service is provided to the customer. Directory advertising revenue is recorded ratably over the life of the directory. With multiple billing cycles, we accrue revenue earned but not yet billed at the end of a quarter.  We also defer revenue for services billed in advance and recognize them as income when earned.

The Telephone segment markets competitive service bundles which may include multiple deliverables. The base bundles consist of voice services (including a business or residential phone line), calling features and long distance services and customers may choose to add Internet services to a base bundle package. Separate units of accounting within the bundled packages include voice services, long distance and Internet services. Revenue for all services included in bundles is recognized over the same service period, which is the time period in which the service is provided to the customer.

Certain revenue is realized under pooling arrangements with other service providers and is divided among the companies based on respective costs and investments to provide the services. The companies that take part in pooling arrangements may adjust their costs and investments for a period of two years, which causes the funds distributed by the pool to be adjusted retroactively. We believe that recorded amounts represent reasonable estimates of the final distribution from these pools. However, to the extent that the companies participating in these pools make adjustments, there will be corresponding adjustments to our recorded revenue in future periods.

Revenue from these pooling arrangements which includes Universal Service Funds (“USF”) and National Exchange Carrier Association (“NECA”) pool settlements, accounted for 3% and 5% of our consolidated revenues for the years ended December 31, 2014 and 2013, respectively.

It is our policy to classify sales taxes collected from our customers and remitted to the government as netted through revenue.

Income Taxes

We record deferred taxes that arise from temporary differences between the financial statement and the tax basis of assets and liabilities.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred tax assets and deferred tax liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.  Our deferred taxes result principally from differences in the timing of depreciation, in the accounting for pensions and other postretirement benefits and state operating loss carryforwards.

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

We assess the realizability of our deferred tax assets, taking into consideration future reversals of existing temporary differences our forecast of future taxable income, and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, management must evaluate the need for, and the amount of, valuation allowances against our deferred tax assets. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required.

Accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless they are expected to be paid within one year.  We recognize interest accrued related to unrecognized tax benefits in interest expense.

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

Goodwill is not amortized, rather tested for impairment at least annually.  We test goodwill for impairment at the reporting unit level annually on December 31, or whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.   For the purpose of the goodwill impairment test, we can elect to perform a qualitative analysis to determine if it is more likely than not that the fair values of our reporting units are less than the respective carrying values of those reporting units. We elected to bypass performing the qualitative screen and went directly to performing the first step quantitative analysis of the goodwill impairment test in the current year, primarily due to the UC segment’s historical operating losses that have been generated since the goodwill was acquired in August 2011.  Management believes that these operating losses were a result of the investments made to support the future growth of the UC segment and are not indicative of the future operating performance of the UC segment.  We may elect to perform the qualitative analysis in future periods. The first step in the quantitative process is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. We would be required to record any such impairment losses.

We have determined that our operating segments are the applicable reporting units because they are the lowest level at which discrete, reliable financial and cash flow information is regularly reviewed by segment management.

The estimated fair value of the UC reporting unit is based on a weighting of the income and market approach, with significant weighting given to the income approach. We principally rely on a discounted cash flow analysis to determine the fair value of the UC reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. We believe that market participants would use a discounted cash flow analysis to determine the fair value of our reporting units in a sale transaction. The annual goodwill impairment test requires us to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based upon our long-range plan. Our long-range plan is updated as part of our annual planning process and is reviewed and approved by management.  The growth rates are based upon the UC segment’s historical performance and the future expectations of the UC industry.  The future profitability is based upon our estimated expenses required to obtain and support the estimated revenue growth, and the UC segment’s ability to leverage its current infrastructure.  The UC segment and unified communications industry have experienced strong growth in recent years.  The discount rate is an estimate of the overall after-tax rate of return required by a market participant, whose weighted average cost of capital includes both equity and debt, including a risk premium. While we use the best available information to prepare our cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. In order to evaluate the sensitivity of the goodwill impairment test to changes in the fair value calculations, we performed various sensitivity analyses and in each scenario, the fair value of the Company’s UC reporting segment significantly exceeded the carrying value.

At December 31, 2014, goodwill of $9.0 million which was solely in our UC reporting unit, represented 16% of total assets. We performed our required annual impairment test in the fourth quarter of 2014 and determined that our goodwill was not impaired. There can be no assurance that goodwill impairment will not occur in the future.

Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 3 to 15 years. Other intangible assets with finite lives are evaluated for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of other intangible assets with finite lives is considered impaired when the total projected undiscounted cash flows from those assets are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of those assets. Fair market value is determined primarily using present value techniques based on projected cash flows from the asset group. As of December 31, 2014, our balance sheet included other intangibles that represented 11% of total assets.

Property, Plant and Equipment

We record property, plant and equipment at cost or fair market value for its acquired properties resulting from a business acquisition.  Construction costs, labor and applicable overhead costs related to installations, and interest during construction are capitalized.  Costs of maintenance and repairs of property, plant and equipment are charged to operating expense.  The estimated useful life of support equipment (vehicles, office and computer equipment, furniture, etc.) ranges from 3 to 19 years.  The estimated useful lives of Internet equipment ranges from 3 to 5 years.  The estimated useful lives of buildings, leasehold improvements and other equipment ranges from 4 to 50 years.   Depreciation expense is computed using the straight-line method.

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

We did not record an asset impairment charge for the year ended December 31, 2014 and 2013.

Pension and Postretirement Benefit Plans

We have two defined benefit pension plans and one postretirement medical benefit plan. The most significant elements in determining our pension and postretirement income or expense are the assumed pension liability discount rate and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the valuation date. At the end of each year, we determine the assumed discount rate to be used to discount plan liabilities. In estimating this rate for 2014, we considered rates of return on high-quality, fixed-income investments that have maturities consistent with the anticipated funding requirements of the plan. The discount rates used in determining the 2014 pension cost were 4.5% to 4.7% for the defined benefit pension plans and 4.5% for the postretirement medical benefit plan. The discount rate used for determining the funded status of the plans at December 31, 2014 and determining the 2015 defined benefit pension cost was 3.70% to 3.85% for the pension plans and 3.65% for the postretirement medical plan. In estimating the discount rates, our actuaries developed a customized discount rate appropriate to the plans’ projected benefit cash flow based on yields derived from a database of long-term bonds at consistent maturity dates. We used an expected long-term rate of return on plan assets for 2014 of 7% for the pension plans and 1.5% for the postretirement plan. The decrease in the expected rate of return on plan assets for the postretirement benefit plans from 8% used in 2013 was due to a change in the investment strategy based on the expected utilization of plan assets.

In 2015, we will continue to use 7% and 1.5% for the pension and postretirement plans, respectively. We determine the expected long-term rate of return based primarily on our expectation of future returns for the plans’ investments. Additionally, we consider historical returns on comparable fixed-income and equity investments, and adjust our estimate as deemed appropriate.

All unrecognized prior service costs, remaining transition obligations or assets and actuarial gains and losses have been recognized, net of tax effects, as a charge to accumulated other comprehensive loss in stockholders’ equity and will be amortized as a component of net periodic pension cost. We use a December 31 measurement date (the date at which plan assets and benefit obligations are measured) for our defined benefit plans. To fund the plans, we made cash contributions to our defined benefit plans in 2014, which totaled $0.2 million, compared with $0.7 million in 2013. We anticipate making approximately $0.2 million in cash contributions to its defined benefit pension plans in 2015.

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

OPERATING REVENUES

2014 Compared to 2013

	For the year ended December 31, 2014		For the year ended December 31, 2013		Change
		% of Total		% of Total
($ in thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
UC	$16,989	56%	$15,834	53%	$1,155
Telephone	13,116	44%	14,268	47%	(1,152)

Total	$30,105	100%	$30,102	100%	$3

Revenues for our UC segment increased 7% for the year ended December 31, 2014, as compared to the same period in 2013 despite a $1.5 million decrease due to our sale of operations in Syracuse, New York in August 2013.  Excluding the Syracuse operations, revenues for our UC segment increased 18% primarily driven by an increase in license and usage revenue from new clients.

Revenues for our Telephone segment decreased 8% for the year ended December 31, 2014, as compared to the same period in 2013.  The decrease was driven by a $0.6 million decline in revenues from pooling arrangements (see Note 1) and a decrease in access lines.

OPERATING EXPENSES

2014 Compared to 2013

	Unified Communications			Telephone			Consolidated
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
($ in thousands)	2014	2013	Change	2014	2013	Change	2014	2013	Change
Cost of services and products	$7,784	$8,798	$(1,014)	$4,007	$4,667	$(660)	$11,791	$13,465	$(1,674)
Selling, general and administrative	13,199	15,602	(2,403)	7,567	8,387	(820)	20,766	23,989	(3,223)
Depreciation and amortization	1,934	2,287	(353)	1,530	1,528	2	3,464	3,815	(351)
Loss on disposal, restructuring costs and other special charges	392	447	(55)	308	—	308	700	447	253

Total operating expenses	$23,309	$27,134	$(3,825)	$13,412	$14,582	$(1,170)	$36,721	$41,716	$(4,995)

Cost of Services and Products

Cost of services and products for our UC segment decreased 12% for the year ended December 31, 2014, as compared to the same period in 2013, and decreased as a percentage of revenue to 46% from 56%.  The decrease was primarily due to a reduction in third-party carrier costs as a part of our cost reduction initiatives, cost savings from the sale of our operations in Syracuse, New York, and the leveraging of the UC infrastructure over a larger revenue base.  The decreases were partially offset by a $0.7 million increase in circuit and usage costs due to new customers.

Cost of services and products for our Telephone segment decreased for the year ended December 31, 2014, as compared to the same period in 2013 due to $0.6 million in lower wages from staff rationalizations over the last year and a $0.3 million reduction in circuit costs as part of our cost reduction initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 13% for the year ended December 31, 2014, as compared to the same period in 2013, primarily due to a $2.7 million decrease in wages, equity compensation, and associated benefits from the restructuring of the business during 2013 and 2014, which included staff reductions and management changes across both segments.  Selling, general and administrative expenses included $0.4 million and $1.3 million of severance charges for the year ended December 31, 2014 and 2013, respectively, related to management changes and staff reductions.  In addition, marketing costs decreased by $0.3 million which was primarily driven by higher costs in 2013 from the rebranding to the Alteva name and cost reduction initiatives put in place in 2014.

Loss on Disposal, Restructuring Costs and Other Special Charges

In order to avoid incurring further legal costs and the risk of distraction from a protracted legal dispute, we, through mediation, entered into a settlement agreement with our former CEO and incurred a $0.7 million charge during the year ended December 31, 2014 (see Note 17).

We incurred a $0.4 million loss due to the disposal of our Syracuse, New York operations for year ended December 31, 2013.

Depreciation and Amortization Expense

Depreciation and amortization expense in the UC segment decreased 15% for the year ended December 31, 2014 compared to same period in 2013 primarily attributable to a lower base for depreciation and amortization due to the sale of our operations in Syracuse, New York in August 2013.

OTHER INCOME (EXPENSE)

2014 Compared to 2013

	For the Year Ended December 31,
($ in thousands)	2014	2013	Change
Interest expense, net	$(162)	$(756)	$594
Income from investment	52,373	13,000	39,373
Other income, net	26	166	(140)

Total other income (expense), net	$52,237	$12,410	$39,827

Total other income increased 321% for the year ended December 31, 2014, as compared to the same period in 2013, due to the $49.8 million gain on the sale of our ownership interest in the O-P on April 30, 2014.  In 2013 we received guaranteed annual distributions of $13 million ($3.25 million each quarter). In 2014, in accordance with the O-P partnership agreement, our guaranteed distribution levels stopped and we received income from the equity investment only for our ownership share of 8.108% of the O-P’s net income, which was $2.6 million for the four months ended April 30, 2014.

Interest expense decreased for the year ended December 31, 2014, as compared to the same period in 2013 due to the repayment of the outstanding balance on our TriState credit facility in April 2014 with a portion of the proceeds from the sale of our interest in the O-P.

INCOME TAXES

2014 Compared to 2013

For the year ended December 31, 2014 we had income tax expense of $16.2 million, or 35% of income before income taxes, as compared to an income tax expense of $1.4 million, or 181% of income before income taxes for the year ended December 31, 2013.  The difference between our effective tax rate and the statutory federal rate of 34% was primarily due to changes in our valuation allowance by $0.2 million and $0.9 million for the years ended December 31, 2014 and 2013, respectively, since we were unable to conclude that it was more likely than not that we would realize our deferred income tax assets prior to their expiration (see Note 10).

SEGMENT RESULTS OVERVIEW

Our Unified Communications (“UC”) segment accounted for approximately 56% and 53% of our consolidated operating revenues in 2014 and 2013, respectively. Growth in revenue was a result of organic growth in the UC segment.  We expect this upward trend in UC revenue to continue in the future.  This segment provides enterprise hosted VoIP, hosted Microsoft Communication Services, mobile convergence and advanced voice applications for the desktop.

Our Telephone segment, which operates as a retail and wholesale seller of communications services, accounted for approximately 44% and 47% of our consolidated operating revenues in 2014 and 2013, respectively.  This segment provides telecommunications services, including local networks, network access, long distance voice, customer premise equipment, PBX equipment, high speed (broadband Internet) and dial-up Internet access services, wireless and directory advertising services (yellow and white pages advertising and electronic publishing).

For further segment information, see Note 15 to the Consolidated Financial Statements contained in Item 8 herein.

Orange County-Poughkeepsie Limited Partnership

We were a limited partner in the Orange County-Poughkeepsie Limited Partnership (“O-P”) and had an 8.108% limited partnership interest in the O-P until April 30, 2014, which was accounted for under the equity method of accounting.  The majority owner and general partner of the O-P is Verizon Wireless of the East LP (“Verizon”).

On May 26, 2011, the Company entered into an agreement (the “4G Agreement”) with Verizon and Cellco Partnership (d/b/a Verizon Wireless), the other limited partner, in the O-P to make certain changes to the O-P partnership agreement.  The 4G Agreement provided that the O-P’s business will be converted from a wholesale business to a retail business.  The 4G Agreement provided for guaranteed annual cash distributions to us from the O-P through 2013.  For the year ended December 31, 2013 we received annual cash distributions from the O-P of $13.0 million.  The 4G Agreement provided that starting in 2014, we would receive cash distributions equal to our ownership share percentage of the approved total distributions by the O-P. The 4G Agreement also gave us the right (the “Put”) to require Verizon to purchase all of our ownership interest in the O-P during April 2013 or April 2014 for an amount equal to the greater of (a) $50.0 million or (b) the product of five (5) times 0.081081 times the O-P’s EBITDA (as defined in the 4G Agreement) for the calendar year preceding the exercise of the Put.

On April 30, 2014, we exercised the Put option and sold all of our ownership interest in the O-P for gross proceeds of $50 million, which resulted in a gain on the sale of $49.8 million. We will not receive any income from the O-P after April 30, 2014.

We used a portion of the proceeds to repay all of the outstanding borrowings under the TriState credit facility and paid taxes on the related gain (see Note 9). We expect to use the remaining gross proceeds to fund working capital needs and support growth initiatives.

Pursuant to the equity method accounting of our investment income, we were required to record the income from the O-P as an increase to our investment account.  We were required to apply the cash payments made under the 4G Agreement as a return on our investment when received. As a result of receiving the fixed guaranteed cash distributions from the O-P in excess of our proportionate share of the O-P income, the investment account was reduced to zero during 2012. Thereafter, we recorded the fixed guaranteed cash distributions that were received from the O-P in excess of the proportionate share of the O-P income directly to our statement of operations as other income.  In 2014 when guaranteed distribution ceased, we returned to recording the income from the O-P as in increase to the Company’s investment account and any cash payments received were applied as a return on its investment.  As of December 31, 2014 and 2013, the investment account was zero.

For the four months ended April 30, 2014, we had $2.6 million in income from the O-P equity investment.

LIQUIDITY AND CAPITAL RESOURCES

We had $24.0 million of cash and cash equivalents at December 31, 2014, as compared with $1.6 million at December 31, 2013.  Our increase in cash flows was primarily generated from cash proceeds from the sale of our ownership in the O-P.

We sold all of our ownership interest in the O-P on April 30, 2014 for gross proceeds of $50 million (see Note 8).  We will not receive any income from the O-P after April 30, 2014.  We used a portion of the proceeds to repay all of the outstanding borrowings under the TriState credit facility, which expired on October 8, 2014, and pay taxes on the related gain.  We expect the remaining gross proceeds to be used, among other things, to fund working capital needs and support growth initiatives. We may, with discretion, use the gross proceeds for other purposes.

In August 2014, our Board of Directors (“Board”) authorized a repurchase program for up to $3.0 million of our common stock.  Share purchases may take place in open market transactions or in privately negotiated transaction and may be made from time to time depending on market conditions, share price, trading volume and other factors. The repurchase program authorized our Board does not require us to acquire a specific number of shares, and may be terminated, suspended, or modified at any time.  The share repurchase will be funded from available cash on hand.  As of December 31, 2014, we had repurchased 9,600 of shares under the repurchase program for $0.1 million.

In August 2013, we announced the discontinuation of dividends on our common stock to support future growth initiatives and strengthen our financial position.

On March 11, 2013, we entered into a credit agreement (“Credit Facility”) with TriState to provide for borrowings up to $17.0 million with the ability to increase the facility for borrowings up to $20.0 million with the participation of another lender. Also on March 11, 2013, we borrowed $15.2 million to repay all borrowings outstanding under our prior credit facilities and retired those facilities. On April 30, 2014, upon receiving proceeds for the exercise of the O-P Put, we repaid all $11.6 million of the then-outstanding balance on the Credit Facility.  On June 1, 2014, the Credit Facility was amended to reduce the borrowing capacity from a ceiling of $17.0 million to a ceiling of $5.0 million.   On June 30, 2014, the Credit Facility was amended to extend the expiration date from June 30, 2014 to October 8, 2014 (see Note 9). The borrowings under the Credit Facility incurred interest at a variable rate based on either LIBOR or a Base Rate, as defined in the credit agreement, plus an applicable margin 3.50% or 2.00%, respectively.

Our Credit Facility expired on October 8, 2014.  On November 7, 2014, we entered into a new demand line of credit with TriState (the “Demand Line of Credit”) to allow for borrowings up to $5.0 million.  We borrow or repay our debt as needed based upon our working capital obligations.  It is up to the discretion of TriState to approve borrowings within the allowed line of credit limit and TriState may, at any time, demand that we make payment on an outstanding balance. We were previously required to comply with certain loan covenants and restrictions under our prior Credit Agreement.  There are no measured financial covenants under the Demand Line of Credit. As of December 31, 2014, the Company did not have any outstanding balance under the Demand Line of Credit.

As of December 31, 2014, we had working capital of $21.1 million.

Our 2015 capital plan includes $0.9 million in expenditures, excluding seat licenses, primarily relating to the expansion of our UC and broadband products.  We expect that we will have sufficient availability to fund these purchases from existing working capital, cash flows from operations and debt financing, including equipment financing facilities.

CASH FROM OPERATING ACTIVITIES

Net cash used in operating activities was $16.3 million for the year ended December 31, 2014, as compared to net cash provided by operating activities of $2.2 million for year ended 2013.  The change in cash from operating activities was primarily due to $16.2 million of taxes paid associated with the gain on the sale of our ownership interest in the O-P.

CASH FROM INVESTING ACTIVITIES

Net cash provided by investing activities was $49.4 million for the year ended December 31, 2014, primarily due to the $50 million proceeds from the sale of our ownership interest in the O-P.  Net cash provided by investing activities was $5.3 million for the year ended December 31, 2013, primarily due to distributions of $5.7 million we received from the O-P in excess of our share of the O-P’s income.

CASH FROM FINANCING ACTIVITIES

Net cash used in financing activities during the year ended December 31, 2014 was $10.7 million, as compared to $7.7 million year ended December 31, 2013.  We repaid the outstanding balance of $11.6 million on our Credit Facility from the proceeds received for the sale of our ownership interest in the O-P.  The financing activities for the year ended December 31, 2013 were primarily attributable to the dividends paid on our common shares for the year ended December 31, 2013, of $3.3 million, as well as repayment of debt of $23.3 million offset by $18.4 million of proceeds from our debt with TriState.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2014, we did not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

OPERATING ENVIRONMENT AND BUSINESS TRENDS

2015 Revenue Trends

In 2015, we expect the UC industry to continue to grow as industry experts have indicated.  Accordingly, we expect our UC revenues will continue to grow.  It is anticipated that we will continue to face the challenges found throughout the communications industry, namely continued declines associated with our traditional ILEC service offerings.

2015 Expense Trends

Expense trends in dollars related to the variable component of cost of services and products will increase in tandem with our increases in expected revenues for the UC business.  We expect to continue to leverage the fixed components of our cost of services and products, and selling, general and administrative expenses.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Alteva, Inc.

We have audited the accompanying consolidated balance sheets of Alteva, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements for the year ended December 31, 2013 (not presented herein) of the Orange County-Poughkeepsie Limited Partnership (the “O-P Partnership”), a limited partnership in which the Company had an 8.108% interest. The Company’s equity in the net income of the O-P Partnership was $7.3 million for the year ended December 31, 2013. Those statements (not presented herein) were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the O-P Partnership, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alteva, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Philadelphia, PA
March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Orange County –
Poughkeepsie Limited Partnership:
Basking Ridge, New Jersey

We have audited the balance sheet of Orange County - Poughkeepsie Limited Partnership (the “Partnership”) as of December 31, 2013, and the related statements of operations, changes in partners’ capital, and cash flows for the year then ended (not presented herein). These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements (not presented herein) present fairly, in all material respects, the financial position of the Partnership as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 28, 2014

ALTEVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013
	(in thousands, except per share amounts)

Operating revenues:
Unified Communications	$16,989	$15,834
Telephone	13,116	14,268
Total operating revenues	30,105	30,102

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization expense)	11,791	13,465
Selling, general and administrative expenses	20,766	23,989
Depreciation and amortization	3,464	3,815
Loss on disposal, restructuring costs and other special charges	700	447
Total operating expenses	36,721	41,716
Operating loss	(6,616)	(11,614)

Other income (expense):
Interest expense, net	(162)	(756)
Income from investment	52,373	13,000
Other income, net	26	166
Total other income (expense), net	52,237	12,410
Income before income taxes	45,621	796

Income tax expense	16,187	1,442
Net income (loss)	29,434	(646)
Preferred dividends	25	25
Net income (loss) applicable to common stock	$29,409	$(671)

Basic earnings (loss) per common share	$4.89	$(0.11)

Diluted earnings (loss) per common share	$4.89	$(0.11)

Weighted average shares of common stock used to calculate earnings (loss) per common share
Basic	5,808	6,112
Diluted	5,808	6,112

Dividends declared per common share	$—	$0.54

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

ALTEVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2014	2013
	(in thousands)

Net income (loss)	$29,434	$(646)

Other comprehensive income (loss):
Defined benefit pension plans:
Net actuarial gain (loss)	(3,106)	1,960
Amortization of prior service costs	(141)	(274)
Amortization of actuarial gain	686	877

Other comprehensive income (loss)	(2,561)	2,563

Comprehensive income	$26,873	$1,917

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

ALTEVA, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2014	2013
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$24,047	$1,636
Trade accounts receivable - net of allowance for uncollectibles - $402 and $378 at December 31, 2014 and 2013, respectively	2,737	2,836
Other accounts receivable	488	480
Materials and supplies	167	237
Prepaid expenses	349	774
Prepaid income taxes	311	—
Deferred income taxes	43	108
Total current assets	28,142	6,071
Property, plant and equipment, net	12,384	13,837
Intangibles, net	5,020	5,856
Seat licenses, net	1,543	1,749
Goodwill	9,006	9,006
Other assets	1,023	744
Total assets	$57,118	$37,263
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$325	$10,126
Accounts payable	1,216	944
Advance billing and payments	274	341
Accrued taxes	1,056	1,692
Pension and post retirement benefit obligations	276	267
Accrued wages	1,036	1,007
Other accrued expenses	2,885	2,927
Total current liabilities	7,068	17,304
Long-term debt	295	297
Deferred income taxes	766	649
Pension and postretirement benefit obligations	8,833	6,007
Total liabilities	16,962	24,257

Commitments and contingencies

Shareholders’ equity
Preferred Shares - $100 par value, authorized and issued shares of 5; $0.01 par value, authorized and unissued shares of 10,000	500	500
Common stock - $0.01 par value, authorized shares of 10,000; issued 6,826 and 6,971 shares issued at December 31, 2014 and 2013, respectively	69	70
Treasury stock - at cost, 885 and 830 common shares at December 31, 2014 and 2013, respectively	(8,077)	(7,612)
Additional paid in capital	14,047	13,279
Accumulated other comprehensive loss	(3,997)	(1,436)
Retained earnings	37,614	8,205
Total shareholders’ equity	40,156	13,006
Total liabilities and shareholders’ equity	$57,118	$37,263

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

ALTEVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$29,434	$(646)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,464	3,815
Stock based compensation expense	767	1,457
Deferred income taxes	182	544
Other non-cash operating activities	130	326

Distribution in excess of equity in earnings and gain on sale from equity investment	(49,776)	(5,729)
Loss on disposal	—	447
Changes in assets and liabilities, net of effects of business acquisitions:
Trade and other receivables	58	64
Prepaid expenses and other assets	140	92
Accounts payable and accrued expenses	3	210
Accrued taxes	(947)	1,997
Pension and post retirement benefit obligations	274	(353)
Net cash (used in) provided by operating activities	(16,271)	2,224
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(274)	(544)
Proceeds from sale of assets	33	550
Purchase of seat licenses and other intangibles	(117)	(471)
Proceeds received in excess of income from equity investments	49,776	5,729
Net cash provided by investing activities	49,418	5,264
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from debt	2,400	19,419
Repayment of debt and capital leases	(12,646)	(23,541)
Payment of fees for acquisition of debt	—	(63)
Dividends	(25)	(3,340)
Purchase of treasury stock	(465)	(126)
Net cash used in financing activities	(10,736)	(7,651)
Net increase (decrease) in cash and cash equivalents	22,411	(163)
Cash and cash equivalents at beginning of year	1,636	1,799
Cash and cash equivalents at end of year	$24,047	$1,636
Supplemental disclosure of cash flow information:
Interest paid	$195	$572
Income taxes paid (received)	$17,509	$(910)

Supplemental disclosure of non-cash investing and financing activities:
Capitalization of loan financing costs	$—	$93
Acquisition of equipment and seat licenses under capital leases	$444	$357
Seat licenses acquired, but not paid	$188	$—

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

ALTEVA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

									Accumulated
	Treasury		Preferred		Common		Additional		Other
	Stock		Stock		Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
	(in thousands, except share and per share amounts)

Balance, December 31, 2012	817,700	$(7,486)	5,000	$500	6,576,542	$66	$11,826	$12,191	$(3,999)	$13,098
Net loss for the year								(646)		(646)
Change in pension and retirement benefit plans									2,563	2,563
Stock based compensation							1,453			1,453
Restricted stock issued to employees, net of forfeitures					394,084	4				4
Treasury stock purchased	12,023	(126)								(126)
Dividends:
Common ($0.54 per share)								(3,315)		(3,315)
Preferred ($5.00 per share)								(25)		(25)
Balance, December 31, 2013	829,723	$(7,612)	5,000	$500	6,970,626	$70	$13,279	$8,205	$(1,436)	$13,006
Net income for the year								29,434		29,434
Change in pension and postretirement benefit plans									(2,561)	(2,561)
Stock based compensation							768			768
Restricted stock issued to employees					22,508	—				—
Forfeitures of restricted stock					(167,343)	(1)				(1)
Treasury stock purchased	54,945	(465)								(465)
Dividends:
Preferred ($5.00 per share)								(25)		(25)
Balance, December 31, 2014	884,668	$(8,077)	5,000	$500	6,825,791	$69	$14,047	$37,614	$(3,997)	$40,156

Please see the accompanying notes, which are an integral part of the consolidated financial statements.

NOTE 1: NATURE OF OPERATIONS AND SIGNIFICANT  ACCOUNTING POLICIES

Nature of Operations

Alteva, Inc. (“Alteva” or the “Company”) is a cloud-based communications company that provides Unified Communications (“UC”) solutions, including enterprise hosted Voice over Internet Protocol (“VoIP”) and operates as a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey.  Unless otherwise indicated or unless the context requires, all references to the Company means the Company and its wholly-owned subsidiaries.  The Company delivers cloud-based UC solutions including BroadSoft-based VoIP integrated with Microsoft Lync, Microsoft Exchange, Google Apps for Business, leading customer relationship management (“CRM”) applications such as Salesforce.com and Bring-Your-Own-Device (BYOD) solutions for Mobility, which allows users to take advantage of all of the features available to them no matter where they are located or what device they are using.  The Company’s ILEC operations consist of providing local and toll telephone service to residential and business customers, Internet high-speed broadband service, and satellite television services provided by DIRECTV®.

Basis of Presentation

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions and balances have been eliminated in the consolidated financial statements

The Company’s interest in the Orange County-Poughkeepsie Limited Partnership (“O-P”) is accounted for under the equity method of accounting (Note 8).

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

Equipment sales associated with the sale of telephone equipment are recognized upon delivery to the customer, as it is considered to be a separate earnings process. The sales are recognized on a gross basis, as the Company is considered the primary obligor in customer transactions among other considerations.  Other upfront fees, excluding equipment, along with associated costs, up to but not exceeding these fees, are deferred and recognized over the estimated life of the customer relationship.  The Company has estimated its customer relationship life at eight years and evaluates it periodically for continued appropriateness.

Telephone

Revenue is earned from monthly billings to customers for local voice services, long distance, DSL, Internet services, hardware and other services. Revenue is also derived from charges for network access to the local exchange telephone network from subscriber line charges and from contractual arrangements for services such as billing and collection and directory advertising. Revenue is recognized in the period in which service is provided to the customer. Directory advertising revenue is recorded ratably over the life of the directory. With multiple billing cycles, the Company accrues revenue earned but not yet billed at the end of a quarter. The Company also defers revenue for services billed in advance and recognizes them as income when earned.

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

Revenue from these pooling arrangements which includes Universal Service Funds (“USF”) and National Exchange Carrier Association (“NECA”) pool settlements, accounted for 3% and 5% of the Company’s consolidated revenues for the years ended December 31, 2014 and 2013, respectively.

Allowance for Uncollectible Accounts

The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company.  A specific reserve for doubtful receivables is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for doubtful receivables based on the length of time specific receivables are past due based on past experience. Uncollectible accounts are charged against the allowance for doubtful accounts and subsequent cash recoveries of previously written-off bad debts are credited to the account.  The following is a schedule of allowance for uncollectible accounts for the years ended December 31, 2014 and 2013:

	2014	2013

Balance at the beginning of the year	$378	$638
Additions (reductions) charges to expense	80	(125)
Recoveries of previous write offs	12	97
Current period write offs	(68)	(232)
Balance at the end of the year	$402	$378

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred.  Advertising and promotional expenses were $0.8 million and $1.1 million for the years ended December 31, 2014 and 2013, respectively.

Income Taxes

The Company records deferred taxes that arise from temporary differences between the financial statement and the tax basis of assets and liabilities.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred tax assets and deferred tax liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.  The Company’s deferred taxes result principally from differences in the timing of depreciation, in the accounting for pensions and other postretirement benefits and state net operating loss carryforwards.

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

Property, Plant and Equipment

The Company records property, plant and equipment at cost or fair market value for its acquired properties resulting from a business acquisition.  Construction costs, labor and applicable overhead costs related to installations, and interest during construction are capitalized.  Costs of maintenance and repairs of property, plant and equipment are charged to operating expense.  The estimated useful life of support equipment (vehicles, office and computer equipment, furniture, etc.) ranges from 3 to 19 years.  The estimated useful lives of Internet equipment ranges from 3 to 5 years.  The estimated useful lives of buildings, leasehold improvements and other equipment ranges from 4 to 50 years.   Depreciation expense is computed using the straight-line method.

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

Fair Value of Financial Instruments

As of December 31, 2014 and 2013, the Company’s financial instruments consisted of cash, cash equivalents, accounts receivable, accounts payable, and debt.  The Company believes that the carrying values of cash, cash equivalents, accounts receivable and accounts payable at December 31, 2014 and 2013 approximated fair value due to their short-term maturity.  Based on the borrowing rates currently available to the Company for loans of similar terms, the Company has determined that the carrying value of its debt approximates fair value.

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

For the purpose of the goodwill impairment test, the Company can elect to perform a qualitative analysis to determine if it is more likely than not that the fair values of its reporting units are less than the respective carrying values of those reporting units. The Company elected to not perform a qualitative analysis  and instead performed the first step quantitative analysis of the goodwill impairment test in the current year. The first step in the quantitative process is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill.

Seat Licenses and Other Intangible Assets

Seat license are amortized by the straight-line method over their useful lives of 5 years.  Other intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 3 to 15 years.

Impairment of Long-Lived Assets

The Company reviews business conditions to determine the recoverability of the carrying value of its long-lived assets, seat licenses and other intangibles on a periodic basis in order to identify business conditions that may indicate a possible impairment.  The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows.  If total expected future undiscounted cash flows are less than the carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected market value or future discounted cash flows) and the carrying value of the assets.  The Company performs evaluations of the recoverability of the carrying value of its long-lived assets using gross undiscounted cash flow projections whenever events or changes in circumstances indicate an impairment.  The cash flow projections include long-term forecasts of revenue growth, gross margins and capital expenditures.  All of these items require significant judgment and assumptions.  The Company believes its estimates are reasonable, based on information available at the time they are made).  However, if the estimates of future cash flows are different, the Company may conclude that some of its long-lived assets are not recoverable, which would likely cause the Company to record a material impairment charge.  Also, if future cash flows are significantly lower than projections, the Company may determine at some future date that all or a portion of its long-lived assets are not recoverable.

Pension and Postretirement Obligations

The funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation is recognized in the Company’s balance sheet.  For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation.  The Company is also required to recognize as a component of accumulated other comprehensive loss changes to the balances of the unrecognized prior service cost and the unrecognized actuarial loss, net of income taxes that arise during the period.  The Company is also required to measure defined benefit plan assets and obligations as of the date of the Company’s year-end.

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

Stock Options

The fair value of the options granted is estimated at the date of grant using the Black-Scholes option-pricing model utilizing assumptions based on historical data and current market data. The assumptions include expected term of the options, risk-free interest rate, expected volatility, and dividend yield. The expected term represents the amount of time that options granted are expected to be outstanding. The Company used the simplified method as the Company’s Long-Term Incentive Plan was put in place in 2008 and does not have enough exercises to generate a historical trend. The interest rate is based on U.S. Treasury yield curve at the time of grant with a term equal to the expected term of the option. Expected volatility is estimated using historical volatility rates based on historical monthly price changes. The Company’s dividend yield is based on the Company’s current dividend policy. The Company recognizes compensation expense using the straight-line method over the vesting period of the options.

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

The Company measured its pension and postretirement plan assets at fair value as of December 31, 2014 and 2013 (see Note 11).  The Company does not have any other financial assets or liabilities measured at fair value on a recurring basis.

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

NOTE 3:  GOODWILL

The following table presents details of the Company’s goodwill:

	As of December 31,
	2014	2013
	($ in thousands)
Beginning of year, Goodwill - Unified Communications	$9,006	$9,121
Disposals	—	(115)
End of year, Goodwill - Unified Communications	$9,006	$9,006

For its 2014 goodwill impairment testing, the Company elected not to perform a qualitative analysis, and instead, performed the first step quantitative analysis of the goodwill impairment test in the current year, primarily due to the UC segment’s historical operating losses that have been generated since the goodwill was acquired in August 2011.  Management believes that these operating losses were a result of the investments made to support the future growth of the UC segment and are not indicative of the future operating performance of the UC segment.

The estimated fair value of the Company’s UC reporting unit is based on a weighting of the income and market approaches, with significant weighting given to the income approach. The Company principally relied on a discounted cash flow analysis to determine the fair value of the UC reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The Company believes that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sale transaction. The annual goodwill impairment test requires us to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based upon the Company’s long-range plan. The Company’s long-range plan is updated as part of its annual planning process and is reviewed and approved by management.  The growth rates are based upon the UC segment’s historical performance and the future expectations of the unified communications industry.  The future profitability is based upon the Company’s estimated expenses required to obtain and support the estimated revenue growth, and the UC segment’s ability to leverage its current infrastructure.  The UC segment and unified communications industry have experienced strong growth in recent years.  The discount rate is an estimate of the overall after-tax rate of return required by a market participant, whose weighted average cost of capital includes both equity and debt, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. In order to evaluate the sensitivity of the goodwill impairment test to changes in the fair value calculations, the Company performed various sensitivity analyses and in each scenario, the fair value of the Company’s UC reporting segment significantly exceeded the carrying value.

NOTE 4:  SEAT LICENSES AND OTHER INTANGIBLE ASSETS

The components of seat licenses are as follows:

	Gross	Accumulated	Net
($ in thousands)	Value	Amortization	Value
As of December 31, 2014
Seat licenses	$2,936	$(1,393)	$1,543

	Gross	Accumulated	Net
($ in thousands)	Value	Amortization	Value
As of December 31, 2013
Seat licenses	$2,606	$(857)	$1,749

The amortization expense is recorded in the consolidated statements of operations under depreciation and amortization in the amount of $0.5 million for the years ended December 31, 2014 and 2013.  In 2014, the Company utilized $0.1 million of capital leases to purchase seat licenses.  Terms of these capital leases are up to three years.  Amortization of the seat licenses associated with capital leases is included in the depreciation and amortization line of the consolidated statements of operations.

Future amortization expense is expected to be recorded as follows:

Amount
Year	($ in thousands)
2015	$563
2016	511
2017	290
2018	135
2019	44

The components of other intangible assets are as follows:

	Average Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of December 31, 2014
Customer relationships	8 years	$5,400	$(2,306)	$3,094
Trade name	15 years	2,400	(547)	1,853
Website	12 years	95	(22)	73
Total		$7,895	$(2,875)	$5,020

	Average Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of December 31, 2013
Customer relationships	8 years	$5,400	$(1,631)	$3,769
Trade name	15 years	2,400	(387)	2,013
Website	12 years	79	(5)	74
Total		$7,879	$(2,023)	$5,856

The amortization expense is recorded in the consolidated statements of operations under depreciation and amortization in the amount of $0.9 million for the years ended December 31, 2014 and 2013.

Future amortization expense is expected to be recorded as follows:

Amount
Year	($ in thousands)
2015	$851
2016	849
2017	839
2018	839
2019	558

NOTE 5:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following as of December 31, 2014 and 2013:

	As of December 31,
($ in thousands)	2014	2013

Land, buildings and other support equipment	$10,818	$10,777
Network equipment	31,311	31,289
Telephone and online plant	34,849	34,307
Work in process	43	24
	77,021	76,397
Less: Accumulated depreciation	64,637	62,560
Property, plant and equipment, net	$12,384	$13,837

Depreciation expense is based on the straight-line method.  Depreciation expense for the years ended December 31, 2014 and 2013 was $2.1 million and $2.5 million, respectively.

NOTE 6:  LOSS ON DISPOSAL/BUSINESS RESTRUCTURING

As part of its ongoing efforts to improve performance of the UC segment, the Company initiated a restructuring of its business by disposing of its Syracuse, New York operations.  Effective September 1, 2013, the Company sold certain assets of its wholly-owned subsidiary Alteva of Syracuse, Inc. to a third-party for approximately $0.6 million.  The Company recorded a $0.4 million loss in the year ended December 31, 2013 relating to the exiting of the Syracuse, New York operations, which included a $0.1 million write down of goodwill

NOTE 7: SEVERANCE

During the fourth quarter of 2014, the Company furthered its cost cutting initiatives and eliminated the Chief Administrative Officer (“CAO”) position and provided severance with terms of six months salary plus benefits.  Total severance expense recognized in selling, general, and administrative expenses was $0.1 million. As of December 31, 2014, $0.1 million remained accrued and unpaid associated with the former CAO’s severance.

On May 25, 2014, the Company continued to carry out its plan to contain costs by reducing its company-wide headcount by 7%.  Total severance expense recognized in selling, general and administrative expense during the year ended December 31, 2014 related to this reduction was $0.2 million. All amounts were paid as of December 31, 2014.

On May 21, 2013, the Company announced a reduction in workforce of its Warwick, New York facility of approximately 17% due to the decline in work associated with the Telephone segment.  Total expense recognized in selling general and administrative expenses during the second quarter of 2013 related to this reduction was $0.3 million.  All amounts were paid as of December 31, 2014.

The following summarizes the movement in the severance accrual balance associated with its workforce reductions, classified within accrued expenses in the balance sheet for the years ended December 31, 2014 and 2013:

($ in thousands)	2014	2013
Beginning balance	$247	$—
Additional accrual	412	247
Payments	(581)	—
Ending balance	$78	$247

On March 5, 2013, the Company announced the termination of employment of the Chief Executive Officer pursuant to the terms of an employment agreement between the Company and the Chief Executive Officer dated December 14, 2011 (the “Employment Agreement”).

Under the terms of the separation agreement signed in May 2013, and consistent with the Employment Agreement, the former Chief Executive Officer received a lump-sum cash payment of $0.5 million, which represented one year’s annual salary and a lump-sum separation benefit, which was paid in the second quarter of 2013.  Also under the separation agreement, the Company accelerated the unvested portions of the former Chief Executive Officer’s equity based awards, which was accounted for as a forfeiture and issuance of new award equivalent to his unvested awards at his departure date.  The revaluation of the new awards, along with their immediate vesting, resulted in a nominal recognition of non-cash stock-based expense during the second quarter 2013.

NOTE 8:  ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

The Company was a limited partner in the Orange County-Poughkeepsie Limited Partnership (“O-P”) and had an 8.108% limited partnership interest in the O-P until April 30, 2014, which was accounted for under the equity method of accounting.  The majority owner and general partner of the O-P is Verizon Wireless of the East LP (“Verizon”).

On May 26, 2011, the Company entered into an agreement (the “4G Agreement”) with Verizon and Cellco Partnership (d/b/a Verizon Wireless), the other limited partner, in the O-P to make certain changes to the O-P partnership agreement. The 4G Agreement provides that the O-P’s business will be converted from a wholesale business to a retail business. In addition, the 4G Agreement provided for guaranteed annual cash distributions to the Company from the O-P through 2013. For the year ended December 31, 2013, the Company received annual cash distributions from the O-P of $13.0 million. The 4G Agreement provided that, starting in 2014, the Company would receive cash distributions equal to its ownership share percentage of the approved total distributions by the O-P. The 4G Agreement also gave the Company the right (the “Put”) to require Verizon to purchase all of the Company’s ownership interest in the O-P during April 2013 or April 2014 for an amount equal to the greater of (a) $50.0 million or (b) the product of five (5) times 0.081081 times the O-P’s EBITDA, as defined in the 4G Agreement for the calendar year preceding the exercise of the Put.

On April 30, 2014, the Company exercised the Put option and sold all of its ownership interest in the O-P for gross proceeds of $50 million, which resulted in a gain on the sale of $49.8 million.  The Company will not receive any income from the O-P after April 30, 2014.  The Company used a portion of the proceeds to repay all of the outstanding borrowings under the TriState credit facility and paid taxes on the related gain (see Note 10).  The Company expects to use the remaining gross proceeds, among other things, to fund working capital needs and support growth initiatives. The Company may, in its discretion, use the gross proceeds for other purposes.

Pursuant to the equity method accounting of the Company’s investment income, the Company is required to record the income from the O-P as an increase to the Company’s investment account.  The Company is required to apply the cash payments made under the 4G Agreement as a return on its investment when received.   As a result of receiving the fixed guaranteed cash distributions from the O-P in excess of the Company’s proportionate share of the O-P income, the investment account was reduced to zero during 2012. Thereafter, the Company recorded the fixed guaranteed cash distributions that were received from the O-P in excess of the proportionate share of the O-P income directly to the Company’s statement of operations as other income.  In 2014 when guaranteed distribution ceased, the Company returned to recording the income from the O-P as in increase to the Company’s investment account and any cash payments received were applied as a return on its investment.  As of December 31, 2014 and 2013, the investment account was zero.

For the four months ended April 30, 2014, the Company had $2.6 million in income from the O-P equity investment.

The following summarizes the income statement for the six months ended June 30, 2014 and the year ended December 31, 2013 that the O-P provided to the Company:

($ in thousands)	For the Six Months Ended June 30, 2014 (Unaudited)	For the Year Ended December 31, 2013

Net revenue	$170,746	$331,278
Cellular service cost	80,051	156,699
Operating expenses	44,726	84,927
Operating income	45,969	89,652
Other income	62	27
Net income	$46,031	89,679
Company share (1)	$2,597	7,271

(1)         Company’s share for the six months ended June 30, 2014 was calculated using a weighted average ownership rate of 2.673% due to the fact that the Company exercised the Put option and sold all of its ownership interest on April 30, 2014.

The following summarizes the balance sheet as of December 31, 2013 that the O-P provided to the Company:

($ in thousands)

Current assets	$23,351
Property, plant and equipment, net	41,646
Other Assets	365
Total assets	$65,362

Total liabilities	$17,887
Partners’ capital	47,475
Total liabilities and partners’ capital	$65,362

NOTE 9:  DEBT OBLIGATIONS

Debt obligations consisted of the following as of December 31:

	As of December 31,
($ in thousands)	2014	2013

Short-term debt:
Capital leases and other borrowings, current portion	$325	$428
TriState credit line	—	9,698
	325	10,126
Long-term debt:
Capital leases and other borrowings	295	297
Total debt obligations	$620	$10,423

On March 11, 2013, the Company entered into a credit agreement with TriState Capital Bank (“TriState”) to provide for borrowings up to $17.0 million (the “Credit Agreement”).  The TriState borrowings bore interest at a variable rate based on either LIBOR or a Base Rate, as defined in the Credit Agreement, plus an applicable margin of 3.50% or 2.00%, respectively.   All borrowings were to become due and payable on June 30, 2014.

Under the terms of the Credit Agreement, the Company was required to comply with certain loan covenants, which included, but were not limited to, the achievement of certain financial ratios and certain financial reporting requirements. The Company was required to maintain a consolidated liquidity ratio, as defined in the Credit Agreement, in excess of 1.0 to 1.0.  The Company was required to obtain the consent of TriState prior to agreeing to any amendment to agreements between the Company and the O-P. The Company’s obligations under the Credit Agreement were secured by all of the Company’s assets and guaranteed by all of the Company’s wholly-owned subsidiaries except for the Company’s ILEC subsidiary.  The ILEC subsidiary entered into a negative pledge agreement with TriState whereby the ILEC subsidiary agreed not to pledge any of its assets as collateral or lien to be placed on any of its assets.

On April 30, 2014, the Company sold its ownership interest in the O-P (see Note 8) and a portion of the proceeds was used to repay all of the outstanding borrowings under the Credit Agreement.

On June 1, 2014, the Company reduced the borrowing capacity under the Credit Agreement from a ceiling of $17.0 million to a ceiling of $5.0 million.  On June 30, 2014, the Credit Agreement was amended to extend the expiration of the Credit Agreement from June 30, 2014 to October 8, 2014.  The Company’s Credit Agreement expired on October 8, 2014.  On November 7, 2014, the Company entered into a demand line of credit with TriState (the “Demand Line of Credit”) to allow for borrowings up to $5.0 million. The Company borrows or repays its debt as needed based upon its working capital obligations.  It is up to the discretion of TriState to approve borrowings within the allowed line of credit limit and TriState may, at any time, demand that the Company make payment on an outstanding balance. The Company was previously required to comply with certain loan covenants and restrictions under its prior Credit Agreement.  There are no financial covenants under the  Demand Line of Credit.  As of December 31, 2014, the Company did not have any outstanding balance under the Demand Line of Credit.

NOTE 10:  INCOME TAXES

The federal and state components of the provision for income taxes are presented in the following table:

	For the Years Ended December 31,
	2014	2013
	($ in thousands)

Current:
Federal	$15,894	$876
State and local	111	22
	16,005	898
Deferred:
Federal	160	463
State and local	22	81
	182	544
Provision for income taxes	$16,187	$1,442

Deferred income taxes arise because of differences in the book and tax basis of certain assets and liabilities and tax credit and operating loss carry forwards.  Deferred income tax assets and liabilities consist of the following:

	As of December 31,
($ in thousands)	2014	2013

Deferred income tax assets:
Employee pensions and other benefits	$3,289	$2,226
State net operating loss carryforwards	1,190	1,040
Equity compensation expense	293	563
Intangible assets	932	785
Other	594	756
Total deferred income tax assets	6,298	5,370

Valuation allowance	(4,247)	(3,163)

Deferred income tax liabilities:
Property, plant and equipment	1,962	2,001
Tax amortizable goodwill	723	541
Other	89	206
Total deferred income tax liabilities	2,774	2,748
Net deferred income tax liabilities	$(723)	$(541)

Based on a current evaluation of expected future taxable income, the Company determined it is not more-likely-than-not that all deferred tax assets will be realized. Therefore, the Company maintained a valuation allowance against its deferred tax assets as of December 31, 2014 and 2013.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible and the tax credits and loss carryforwards are available to reduce taxable income. In making its assessment, the Company considered all sources of taxable income including carryback potential, future reversals of existing deferred tax liabilities, prudent and feasible tax planning strategies, and lastly, objectively verifiable projections of future taxable income exclusive of reversing temporary differences and carryforwards.  At December 31, 2014 and 2013, the Company concluded that its existing deferred tax liabilities represented a source of taxable income to realize its deferred tax assets, exclusive of the deferred tax liability associated with tax amortizable goodwill.  At December 31, 2014 and 2013, projections of future taxable income did not provide an additional source of income in the evaluation of the realization of deferred tax assets.  Carryback potential and prudent and feasible tax planning strategies did not provide a source of taxable income in either 2014 or 2013.  The Company will continue to assess all available evidence during future periods to evaluate the realization of its deferred tax assets.

The following summarizes the changes in the Company’s valuation allowance on deferred tax assets for the period indicated:

	2014	2013

Balance at the beginning of the period	$3,163	$3,198
Amounts charged to expense	160	874
Other increases (decreases)	924	(909)
Balance at the end of the period	$4,247	$3,163

For the year ended December 31, 2014, the net increase in the Company’s deferred tax assets related principally to its unfunded postretirement liability and the corresponding increase to the valuation allowance has been recorded within other comprehensive income/(loss).  The Company recorded a charge to income of $0.2 million to increase the valuation allowance on the remaining net deferred tax assets at December 31, 2014.

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

The difference between tax expense (benefit) and the amount computed by applying the statutory federal income tax rate (34%) to income (loss) before income taxes is as follows:

	Years Ended December 31,
($ in thousands)	2014	2013

Statutory rate applied to pre-tax income	$15,967	$271
Add (deduct):
State income taxes, net	(119)	192
Valuation allowance	160	874
Equity compensation write-off	108	94
Permanent differences and other	71	11
Income taxes	$16,187	$1,442

Accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless they are expected to be paid within one year.  The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements as of December 31, 2014 and 2013.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense.  For the years ended December 31, 2014 and 2013, there was no interest expense relating to unrecognized tax benefits.

The Company had state net operating loss carry-forwards in the amount of approximately $21.8 million as of December 31, 2014.  These losses expire through 2034.

The Company and its subsidiaries file a U.S. federal consolidated income tax return.  The U.S. federal statute of limitations remains open for the years 2011 and thereafter.

State income tax returns are generally subject to examination for a period of 3 to 5 years after filing the respective return.  The impact of any federal changes on state returns remains subject to examination by the relevant states for a period of up to one year after formal notification to the states. The Company is currently under audit in the state of New Jersey for the years ended December 31, 2009 through December 31, 2012.

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

The components of the pension and postretirement expense (credit) for the years ended December 31 are as follows:

	Pension Benefits		Postretirement Benefits
	For the Years Ended December 31,
($ in thousands)	2014	2013	2014	2013
Components of net periodic costs:
Service cost	$—	$—	$12	$13
Interest cost	806	756	119	112
Expected return on plan assets	(892)	(975)	(32)	(178)
Amortization of prior service cost	56	56	(197)	(330)
Recognized actuarial gain	662	840	24	37
Net periodic loss (gain)	$632	$677	$(74)	$(346)

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

The estimated amounts for the defined benefit pension plans and the postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost (income) over the next fiscal year are as follows:

		Postretirement
($ in thousands)	Pension Plans	Benefits

Amortization of net actuarial loss	$947	$78

Amortization of prior service cost (credit)	$56	$(45)

The following table presents a summary of the projected benefit obligation and assets of the plans at December 31:

			Postretirement
	Pension Benefits		Benefits
	For the Years Ended December 31,
($ in thousands)	2014	2013	2014	2013
Change in Benefit Obligation
Benefit obligation, beginning of year	$18,493	$19,908	$2,842	$3,655
Service cost	—	—	12	13
Interest cost	806	756	119	112
Actuarial losses (income)	2,918	(1,240)	32	(805)
Benefit payments	(979)	(931)	(141)	(133)
Benefit obligation, end of year	21,238	18,493	2,864	2,842

Changes in fair value of plan assets
Fair value of plan assets, beginning of year	13,116	12,443	2,206	2,221
Actual return on plan	825	1,084	(57)	(16)
Employer contributions	219	520	85	134
Benefit payments	(979)	(931)	(141)	(133)

Fair value of plan assets, end of year	13,181	13,116	2,093	2,206
Unfunded status, end of year	$(8,057)	$(5,377)	$(771)	$(636)

Amounts recognized in the consolidated balance sheets consisted of the following:

			Postretirement
	Pension Benefits		Benefits
	As of December 31,
($ in thousands)	2014	2013	2014	2013

Pension and postretirement benefit obligations-current	$(234)	$(267)	$—	$—
Pension and postretirement benefit obligations-long term	(7,823)	(5,110)	(771)	(636)
Total	$(8,057)	$(5,377)	$(771)	$(636)

The Company also has deferred compensation agreements in place with certain former officers that became effective upon retirement.  These non-qualified plans are not currently funded and a liability representing the present value of future payments has been established, with balances of $0.3 million as of December 31, 2014 and 2013.

Amounts recognized in the accumulated other comprehensive loss consisted of the following:

			Postretirement
	Pension Benefits		Benefits
	As of December 31,
($ in thousands)	2014	2013	2014	2013

Actuarial net loss	$(6,148)	$(3,824)	$(264)	$(168)
Net prior service credit	(122)	(178)	310	507
Income tax expense (benefit)	(2,235)	(2,235)	8	8
Total	$(4,035)	$(1,767)	$38	$331

Actuarial assumptions used to calculate the projected benefit obligation were as follows for the years ended December 31, 2014 and 2013:

	Pension Benefits		Postretirement Benefits
	For the Years Ended December 31,
	2014	2013	2014	2013
Discount rate	3.70 - 3.85%	4.50 - 4.70%	3.65%	4.50%
Expected return on plan assets	7.00%	8.00%	1.50%	8.00%
Healthcare cost trend	—	—	7.50%	8.50%

Actuarial assumptions used to calculate net periodic benefit cost were as follows for the years ended December 31, 2014 and 2013:

			Postretirement
	Pension Benefits		Benefits
	For the Years Ended December 31,
	2014	2013	2014	2013
Discount rate	4.5 - 4.7%	3.7 - 3.9%	4.50%	3.60%
Expected return on assets	7.00%	8.00%	1.50%	8.00%

The rate of return assumption, currently 1.5% for postretirement benefit and 7% for pension benefits, estimates the portion of plan benefits that will be derived from investment return and the portion that will come directly from Company contributions.  Accordingly, the Company strives to maintain an investment portfolio that generates annual returns from funds invested consistent with achieving the projected long-term rate of return required for plan assets.  The decrease in the expected rate of return on plan assets for the postretirement benefit plans was due to a change in the investment strategy based on the expected utilization of plan assets.

The projected pension benefit obligation of $21.2 million at December 31, 2014 was in excess of plan assets of $13.2 million, leading to an unfunded projected benefit obligation of $8.1 million as of December 31, 2014.  The projected benefit obligation of $18.5 million at December 31, 2013 was in excess of plan assets of $13.1 million, leading to an unfunded projected benefit obligation of $5.4 million as of December 31, 2013. The projected pension benefit obligation exceeded the fair value of plan assets at December 31, 2014, and the projected benefit obligation increased from the same period December 31, 2013. The Company was required to record an increase to its pension liability on its Consolidated Balance Sheet as of December 31, 2014, and the effect of this adjustment was an increase in the pension liability of $2.7 million and an increase in accumulated other comprehensive loss of $2.5 million. The increase in the projected benefit obligation was primarily attributable to a decrease in the discount rate and the adoption of new mortality tables.

The Company’s postretirement plans had an unfunded projected benefit obligation of $0.8 million as of December 31, 2014.  The projected benefit obligation of $2.9 million at December 31, 2014 was in excess of plan assets of $2.1 million.  The Company’s postretirement plans had a benefit obligation of $2.8 million as of December 31, 2013.  The health care cost trend rates (representing the assumed annual percentage increase in claim costs by year) was 7.5% for the year 2014 grading down to 5% in 2021 and later by 0.5% per year.  The Company’s most recent actuarial calculation anticipates that this trend will continue into 2015.  An increase in the assumed health care cost trend rate by 1.0% would increase the accumulated postretirement benefit obligation as of December 31, 2014 by approximately $0.3 million.  A 1.0% decrease in the health care cost trend rate would decrease these components by $0.2 million. The projected postretirement benefit obligation exceeded the fair value of plan assets at December 31, 2014, and the projected benefit obligation increased from the same period December 31, 2013.  The Company was required to record an increase to its postretirement liability on its Consolidated Balance Sheet as of December 31, 2014 and the effect of this adjustment was an increase in the postretirement liability of $0.1 million and an decrease in accumulated other comprehensive income of $0.1 million.

On December 8, 2003, the Medicare Prescription Drug Improvement Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide benefits at least actuarially equivalent to Medicare Part D. The Company has not applied for a subsidy as it has not done an assessment to determine if it is actuarially equivalent to Medicare Part D under the Act. Therefore, a subsidy is not included in the actuarial assumptions for its postretirement benefits plan.

Plan Assets

The Company diversifies its pension and postretirement plan assets across domestic and international common stock and fixed income asset classes.

As of December 31, 2014, the current target allocations for pension and postretirement plan assets are 50-60% for equity securities, 40-50% for fixed income securities and 0-10% for cash and certain other investments.

The fair values of the Company’s pension plan assets at December 31, 2014 by asset category are as follows:

($ in thousands)	Total	Level 1	Level 2	Level 3
Asset Category
Equity securities	$6,394	$6,394	$—	$—
Fixed income securities	6,426	6,426	—	—
Cash and cash equivalents	361	361	—	—
Total pension assets	$13,181	$13,181	$—	$—

The fair values of the Company’s postretirement plan assets at December 31, 2014 by asset category are as follows:

($ in thousands)	Total	Level 1	Level 2	Level 3
Asset Category
Fixed income securities	$1,770	$1,770	$—	$—
Cash and cash equivalents	323	323	—	—
Total pension assets	$2,093	$2,093	$—	$—

The fair values of the Company’s pension plan assets at December 31, 2013 by asset category are as follows:

($ in thousands)	Total	Level 1	Level 2	Level 3
Asset Category
Equity securities	$6,777	$1,361	$5,416	$—
Fixed income securities	5,528	4,605	923	—
Cash and cash equivalents	811	811	—	—
Total pension assets	$13,116	$6,777	$6,339	$—

The fair values of the Company’s postretirement plan assets at December 31, 2013 by asset category are as follows:

($ in thousands)	Total	Level 1	Level 2	Level 3
Asset Category
Fixed income securities	$1,744	$1,744	$—	$—
Cash and cash equivalents	462	462	—	—
Total pension assets	$2,206	$2,206	$—	$—

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

In accordance with its contribution policy, in 2015 the Company expects to make the required contribution of $0.2 million to its pension plan.

Benefit payments, under the provisions of the plans, are expected to be paid as follows:

	Pension	Postretirement
($ in thousands)	Benefits	Benefits
2015	$1,094	$176
2016	1,107	153
2017	1,153	160
2018	1,201	158
2019	1,239	172
2020-2023	6,185	916

The Company also has a defined contribution 401(k) Profit Sharing Plan covering certain eligible employees. Under the plan, employees may contribute up to 100% of compensation not to exceed certain legal limitations.  The Company matches 100% of the participant’s contributions, up to either 4.0% or 4.5% of compensation, as set forth in the plan.  The Company contributed and expensed $0.4 million for the years ended December 31, 2014 and 2013.

NOTE 12:  STOCK BASED COMPENSATION

The Company has a shareholder approved long-term incentive plan (the “LTIP”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock. There are 1.1 million shares of common stock authorized for issuance under the LTIP.  Shares available for grant under the LTIP may be either authorized, but unissued shares or shares that have been reacquired by the Company and designated as treasury shares. As of December 31, 2014 and December 31, 2013, 420,392 and 57,923 shares, respectively, of the Company’s common stock were available for grant under the LTIP. The LTIP permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares. The exercise price per share of the Company’s common stock purchasable under any stock option or stock appreciation right may not be less than 100% of the fair market value of one share of common stock on the date of grant. The term of any stock option or stock appreciation right may not exceed ten years. The LTIP also provides plan participants with a cashless mechanism to exercise their stock options. Issued restricted stock, stock options and restricted stock units are subject to vesting restrictions.

Restricted Stock Awards

The following table summarizes the restricted stock granted to certain eligible participants for the years ended December 31, 2014, and 2013:

	2014	2013
Restricted stock granted

Shares	22,508	420,824

Grant date weighted average fair value per share	$8.40	$10.19

Stock-based compensation expense for restricted stock awards of $0.8 million and $1.4 million was recorded for the years ended December 31, 2014 and 2013, respectively.  The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis over their respective vesting periods of two or three years.  The Company has determined expected forfeitures based on recent activity and is recognizing compensation expense only for those restricted common shares expected to vest.

The following table summarizes the restricted common stock activity during the year ended December 31, 2014:

	December 31, 2014
		Weighted Average Fair
	Shares	Value

Balance - nonvested at January 1, 2014	409,889	$10.33
Granted	22,508	8.40
Vested	(140,476)	10.36
Forfeited	(167,343)	10.41
Balance - nonvested at December 31, 2014	124,578	$9.84

The total fair value of the restricted shares vested for the years ended December 31, 2014 and 2013 were $1.5 million and $0.5 million, respectively.

Stock Options

The following tables summarize stock option activity for the year ended December 31, 2014, along with options exercisable at the end of the year:

	For the Year Ended
	December 31, 2014
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding - Beginning of period	499,542	$11.78
Forfeited or expired	(172,539)	11.03
Outstanding - End of period	327,003	$12.18	6.54

Vested and Expected to Vest at December 31, 2014	310,653
Exercisable at December 31, 2014	229,480

Stock-based compensation expense for stock option awards was de minimis and $0.1 million for the years ended December 31, 2014 and 2013, respectively. The Company records stock-based compensation for grants of stock options awards on a straight-line basis over their respective vesting periods of three years.  The Company has determined expected forfeitures based on recent activity and is recognizing compensation expense only for those stock option awards expected to vest. The total fair value of the stock options vested for both years ended December 31, 2014 and 2013 were $1.7 million.

The following table summarizes information about fixed price stock options outstanding at December 31, 2014:

			Weighted Average
		Weighted	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
Exercise Price per Share	Outstanding	Exercise Price	Life (Years)	Value

December 31, 2014
$9.90 - 10.80	167,425	$10.02	6.93
$12.88 - 12.97	20,400	$12.89	4.75
$14.38 - 14.85	139,178	$14.67	6.33
	327,003	$12.18	6.54	$—

Vested and expected to vest at December 31, 2014	310,653	$12.18	6.54	$—
Exercisable at December 31, 2014	229,480	$13.03	6.09	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2014, and the exercise price times the number of shares) that would have been received by the option holders had all the option holders exercised in-the-money stock options on December 31, 2014.  This amount will change based on the fair market value of the Company’s common stock. No options were exercised for the years ended December 31, 2014 and 2013.

The fair value of the above stock-based awards was estimated using the Black-Scholes model.  No options were granted in the year ended December 31, 2014. The following weighted-average assumptions were used for the year ended December 31, 2013:

For the Year Ended December 31, 2013
Expected life (in years)	6
Interest rate	0.97%
Volatility	27.89%
Dividend yield	10.78%
Weighted-average fair value per share at grant date	$0.50

The following table presents the total stock-based compensation expense resulting from stock options and restricted stock granted to employees that are included in the Company’s consolidated statements of operations for the years ended December 31, 2014 and 2013.

	For the Years Ended December 31,
($ in thousands)	2014	2013
Cost of services and products	$—	$6
Selling, general and administrative expense	767	1,451
	$767	$1,457

As of December 31, 2014, $0.7 million of total unrecognized compensation expense related to stock options and restricted stock is expected to be recognized over a weighted average period of approximately 1.74 years.

Shareholder Rights Plan

On September 2, 2014, in connection with an unsolicited, non-binding acquisition proposal, the Company’s Board of Directors (the “Alteva Board”) adopted a Stockholder Rights Plan that provides for the distribution of one right for each share of common stock outstanding.  Each right entitles the holder to purchase one one-thousandth (1/1000th) of a share of Series A Junior Participating Preferred Stock, par value of $0.01 per share, of the Company (the “Preferred Stock”) at a price of $22.20 per one-thousandth of a share of Preferred Stock, subject to adjustment.  The rights generally become distributed and exercisable at the discretion of the Alteva Board following a public announcement that 20% or more of the Company’s common stock has been acquired or an intent to acquire has become apparent.  The rights will expire on September 1, 2015, unless the final expiration date is advanced or extended or unless the rights are earlier redeemed or exchanged by the Company.  Further description and terms of the rights are set forth in the Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC.  As of December 31, 2014, the Company is not aware of the occurrence of any events that would trigger the rights under the plan.

Share Repurchase Program

On August 25, 2014, the Alteva Board authorized a repurchase program for up to $3.0 million of its common stock.  Share purchases may take place in open market transactions or in privately negotiated transaction and may be made from time to time depending on market conditions, share price, trading volume and other factors. The repurchase program authorized by the Alteva Board does not require the Company to acquire a specific number of shares, and may be terminated, suspended, or modified at any time. The timing and actual number of shares repurchased, if any, will depend on a variety of factors including the market price of the Company’s common stock, regulatory, legal and contractual requirements, and other market factors. The share repurchase is expected to be funded from available cash on hand.

As of December 31, 2014, the Company repurchased 9,600 shares under the repurchase program at a value of $0.1 million.  Shares were purchased on the open market at the prevailing days’ stock price, plus transaction costs.

NOTE 13:  EARNINGS (LOSS) PER SHARE

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

For the year ended December 31, 2013, the Company experienced a net loss.  As a result, the effect of participating securities was excluded from the computation of basic and diluted EPS.  The net losses were not allocated because the restricted stockholders are not required to fund losses.

The weighted average number of shares of common stock used in basic and diluted earnings per share for the years ended December 31, 2014 and 2013, were as follows:

	For the Years Ended December 31,
(amounts in thousands, except for per share)	2014	2013

NUMERATOR:
Net income (loss) applicable to common stock and participating securities	$29,409	$(671)
Less: income applicable to participating securities (1)	(1,026)	—
Net income (loss) applicable to common stock	$28,383	$(671)

DENOMINATOR:
Weighted average shares outstanding - Basic and Diluted (2)	5,808	6,112

EPS:
Net income (loss) per share - Basic and Diluted	$4.89	$(0.11)

(1)         For the years ended December 31, 2014 and 2013, the Company had 0.2 million and 0.3 million, respectively, of nonvested participating securities.  As the participating securities do not participate in losses, there was no allocation of loss for the year ended December 31, 2013.

(2)         For the years ended December 31, 2014 and 2013, 0.2 million potentially dilutive shares related to out of the money common stock options were excluded from EPS, as their effect was anti-dilutive.

NOTE 14:  SHAREHOLDERS’ EQUITY

The Company has 10,000,000 authorized shares of common stock at a par value of $0.01; 5,000 authorized preferred shares at a par value of $100; and 10,000,000 authorized shares of preferred stock at a par value of $0.01.

The holders of the Company’s preferred stock are entitled to dividends of 5% per annum, payable quarterly.  The Company declared dividends per common share of $0.54 for the year ended December 31, 2013.  No dividends were declared on common stock for the year ended December 31, 2014.

NOTE 15:  SEGMENT INFORMATION

The Company’s two segments, UC and Telephone, are strategic business units that offer different products and services.  The Company evaluates the performance of its two segments based upon factors such as revenue growth, expense containment, market share and operating results.

The UC segment is a premier provider of hosted Unified Communications as a Service (“UCaaS”) including VoIP, hosted Microsoft communication services, fixed mobile convergence and advanced voice applications for a broad customer base including, medium and large-sized businesses and enterprise business customers.

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

Segment income statement information for the years ended December 31, 2014 and 2013 is set forth below:

	For the Year Ended December 31, 2014
	UC	Telephone	Consolidated

Operating Revenues	$16,989	$13,116	$30,105

Operating Expenses
Cost of services and products	7,784	4,007	11,791
Selling, general and administrative expense	13,199	7,567	20,766
Depreciation and amortization	1,934	1,530	3,464
Loss on disposal, restructuring costs and other special charges	392	308	700
Total Operating Expenses	23,309	13,412	36,721

Operating Loss	(6,320)	(296)	(6,616)
Interest income (expense), net			(162)
Income from investment			52,373
Other income (expense), net			26
Income (loss) before income taxes			$45,621

	For the Year Ended December 31, 2013
	UC	Telephone	Consolidated

Operating Revenues	$15,834	$14,268	$30,102

Operating Expenses
Cost of services and products	8,798	4,667	13,465
Selling, general and administrative expense	15,602	8,387	23,989
Depreciation and amortization	2,287	1,528	3,815
Loss on disposal, restructuring costs and other special charges	447	—	447
Total Operating Expenses	27,134	14,582	41,716

Operating Loss	(11,300)	(314)	(11,614)
Interest income (expense), net			(756)
Income from investment			13,000
Other income (expense), net			166
Income (loss) before income taxes			$796

Segment selected balance sheet information as of December 31, 2014 and 2013 is set forth below:

	As of December 31,
($ in thousands)	2014	2013

Assets
Unified Communications	$20,789	$21,884
Telephone	36,329	15,379
Total assets	$57,118	$37,263

Segment capital expenditures, including purchases of seat licenses and other acquired intangibles, for the years ended December 31, 2014 and 2013 is set forth below:

	For the Years Ended December 31,
($ in thousands)	2014	2013

Unified Communications	$809	$921
Telephone	214	451
Total capital expenditures	$1,023	$1,372

NOTE 16:  QUARTERLY INFORMATION (UNAUDITED)

	Calendar Year Quarters
($ and shares in thousands)	First	Second	Third	Fourth	Total (2)
Year ended December 31, 2014
Revenue	$7,524	$7,604	$7,571	$7,406	$30,105
Operating loss	(2,229)	(1,444)	(1,610)	(1,333)	(6,616)
Net income (loss)	(249)	31,537	(1,330)	(524)	29,434

Basic earnings (loss) per common share	$(0.04)	$5.19	$(0.23)	$(0.09)	$4.89
Diluted earnings (loss) per common share (1)	$(0.04)	$5.19	$(0.23)	$(0.09)	$4.89

Weighted average shares of common stock used to calculate earnings per share:

Basic	6,161	5,917	5,826	5,824	5,808
Diluted	6,161	5,917	5,826	5,824	5,808

Year ended December 31, 2013
Revenue	$7,740	$7,447	$7,530	$7,385	$30,102
Operating loss	(4,299)	(2,955)	(2,099)	(2,261)	(11,614)
Net income (loss)	(671)	(9)	343	(309)	(646)

Basic earnings (loss) per common share	$(0.12)	$—	$0.06	$(0.05)	$(0.11)
Diluted earnings (loss) per common share (1)	$(0.12)	$—	$0.06	$(0.05)	$(0.11)

Weighted average shares of common stock used to calculate earnings per share:

Basic	5,751	5,775	5,776	6,191	6,112
Diluted	5,751	5,775	5,776	6,191	6,112

(1)           There is no difference between basic and diluted earnings (loss) per share due to stock options being out of the money.

(2)            For the years ended December 31, 2014 and 2013, included in operating loss and net loss is $0.7 million and $0.4 million, respectively, loss on disposal, restructuring costs and other special charges.

NOTE 17:  COMMITMENTS AND CONTINGENCIES

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

Total expense, net of insurance recoveries, of $0.7 million for the year ended December 31, 2014 is included in the loss on disposal, restructuring costs and other special charges line in the condensed statement of operations.

During the year ended December 31, 2014, the Company was named as a party to a lawsuit from Sprint regarding a certain tariff charge (IntraMTA carrier charge) billed by Alteva, paid by Sprint over a number of years that had not previously been disputed. Sprint has filed similar lawsuits against other carriers related to the same tariff charges. The Company has filed a motion to dismiss.  The amount of the claim filed by Sprint is for $0.2 million; however the Company has not been able to substantiate the basis for the claim amount and therefore, has not recorded an accrual as of December 31, 2014.

The Company leases office equipment for operations as well as office space in Philadelphia, Pennsylvania.  Total expenses associated with these agreements were $0.4 million and $0.5 million in 2014 and 2013, respectively.

The future aggregate operating lease commitments as of December 31, 2014 were as follows:

($ in thousands)

2015	$366
2016	361
2017	290
2018	209
2019 and thereafter	1,200
Total	$2,426

The Company has commitments with certain vendors related to access lines and seat licenses.  The future aggregate commitment for these is $3.7 million beginning in 2015 through 2017.

The Company entered into capital finance agreements for $0.4 million during the years ended December 31, 2014 and 2013.  Interest rates ranged 3.50% to 7.17% and maturity dates were three years for those agreements entered into during the year ended December 31, 2014.  Interest rates ranged 4.678% to 8.962% and maturity dates were three years for those agreements entered into during the year ended December 31, 2013.  The Company utilizes capital leases to fund equipment and software purchases.

Approximately 24% of the Company’s employees are represented by Local 503 of the International Brotherhood of Electrical Workers.  The existing contract with the Company’s union employees expires on October 31, 2016.

NOTE 18:  SUBSEQUENT EVENTS

Office Relocation

In February 2015, the Company entered into an agreement to terminate the lease for its corporate headquarters in Philadelphia, PA.  As part of the agreement to terminate the lease, the Company will receive a payment of either $1.5 million or $1.25 million, depending upon the date the Company vacates the facility.  At December 31, 2014, the Company had leasehold improvements and furniture and fixtures with a net book value of $0.7 million and deferred rent of $0.4 million recognized in the balance sheet related to this leased facility.  In connection with the lease termination, the Company entered into a lease for a new corporate headquarters in Philadelphia, PA in February 2015.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

This item is not applicable.

Item 9A.  CONTROLS AND PROCEDURES.

Background

On March 14, 2014, management and the Audit Committee of our Board of Directors (the “Audit Committee”), determined that, due to an error in the application of U.S. generally accepted accounting principles (“GAAP”) for income taxes related to the determination of the valuation allowance needed to reflect its deferred tax assets at the amount that is more than likely than not realizable, our previously filed consolidated financial statements and related financial statement schedules as of and for the year ended December 31, 2012, contained in our Annual Report on Form 10-K/A for the year ended December 31, 2012, should be restated.  This conclusion was reached because the Company determined that it overstated its prepaid income taxes and deferred income taxes in the consolidated balance sheet at December 31, 2012 by $0.3 million and $1.1 million, respectively, due to the need to increase its valuation allowance, which resulted in an understatement of the net loss reported for the year ended December 31, 2012 by $1.4 million.

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

As of December 31, 2014, our management carried out an assessment under the supervision of and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  As a result of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 and that the material weakness described in “Remediation of Prior Material Weaknesses in Internal Control over Financial Reporting” below had been remediated.

Remediation of Prior Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed, we identified a material weakness as of December 31, 2013, specifically related to accounting for the valuation allowance for deferred income tax assets.

In response to the identified material weakness, our management, with oversight from our Audit Committee, implemented a plan of remediation.  The remediation plan was developed following an investigation and review of the processes and activities surrounding the material weakness and included changes to these processes to prevent or detect similar future occurrences.

As a result of the plan, we executed the following control improvements during 2014:

•                  We added additional reviews and worked with our internal and external resources to enhance our process and controls around the evaluation, review and reporting of our taxes.

•                  We changed our external tax provider.

The Company has completed the documentation and testing of the corrective actions described above and, as of December 31, 2014, has concluded that the remediation activities implemented are sufficient to allow us to conclude that the previously disclosed material weakness has been remediated as of December 31, 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria described in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

This item is not applicable.

Part III.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except as set forth below, the information required by this Item 10 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our 2015 Annual Meeting of Shareholders under the headings “Information about Director Nominees,” “Corporate Governance,’ and “Section 16(a) Beneficial Ownership Reporting Compliance, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

Item 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our 2015 Annual Meeting of Shareholders 2015 under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation,” which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as set forth below, the information required by this Item 12 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2014

Number of securities
	Number of securities	Weighted average	available for future
	to be issued upon	exercise price	issuance under equity
	exercise of	per share of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)
Equity compensation plans not approved by security holders	—	—	—
Total	0	$0.00	0

(1)   See Note 12 to the consolidated financial statements in Item 8 of Part I.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders under the headings “Corporate Governance,” and “Certain Relationships and Related Transactions,” which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Shareholders under the heading “Ratification of the Selection of Our Independent Registered Public Accounting Firm,” which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

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

Dated: March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian J. Kelley	Chief Executive Officer	March 16, 2015
Brian J. Kelley	(Principal Executive Officer)
/s/ Brian H. Callahan	Executive Vice President, Chief Financial Officer, Treasurer and	March 16, 2015
Brian H. Callahan	Corporate Secretary (Principal Financial and Accounting Officer)
/s/ Kelly C. Bloss	Chairman of the Board of Director	March 16, 2015
Kelly C. Bloss
/s/ Jeffrey D. Alario	Director	March 16, 2015
Jeffrey D. Alario
/s/ Douglas B. Benedict	Director	March 16, 2015
Douglas B. Benedict
/s/ Edward J. Morea	Director	March 16, 2015
Edward J. Morea

INDEX TO EXHIBITS

(3)	Articles of Incorporation and By-Laws

	3.1	Articles of Incorporation, as amended, are incorporated herein by reference from Exhibit 3(i) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

	3.2	By-Laws, as amended, are incorporated herein by reference from Exhibit 3.2 to our current report on Form 8-K, filed September 4, 2014.

3.3

Certificate of Amendment of the Certificate of Incorporation filed with the New York Department of State on May 21, 2013 is incorporated herein by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

3.4

Certificate of Amendment of Certificate of Incorporation of the Company relating to the Series A Junior Participating Shares incorporated herein by reference from Exhibit 3.1 to our current report on 8-K filed September 8, 2014.

(4)	Instruments defining the rights of security holders, including indentures

	4.1	Form of common stock certificate is incorporated herein by reference from Exhibit 4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

4.2

Rights agreement between Alteva, Inc. and American Stock Transfer & Trust Company, LLC as dated September 2, 2014 is incorporated herein by reference from Exhibit 4.1 to our current report on Form 8-K filed on September 4, 2014.

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

10.10

Credit Agreement, dated as of March 11, 2013 by and among Warwick Valley Telephone Company and TriState Capital Bank is incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.11

Revolving Credit Note, dated March 11, 2013 from Warwick Valley Telephone Company to TriState Capital Bank is incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.12

First Amendment to the Credit Agreement dated as of June 30, 2014 by and among Warwick Valley Telephone Company and TriState Capital Bank, incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.13

Amended and Restated Discretionary Demand Credit Agreement between Alteva, Inc. and TriState Capital Bank, dated November 7, 2014, is incorporated herein by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

10.14

Warwick Valley Telephone Company 2008 Long-Term Incentive Plan is incorporated herein by reference from Appendix B to our definitive proxy statement filed on March 25, 2008 in connection with the 2008 annual meeting of shareholders.

10.15

Amended and Restated Warwick Valley Telephone Company 2008 Long-Term Incentive Plan is incorporated herein by reference from Exhibit 4.3 to our Registration Statement on Form S-8 (Registration No. 333-180829).

*#10.16	Form of Indemnification Agreement entered into by the Company with our officers and directors is included herein.

#10.17

Separation Agreement and Release of all Claims between Warwick Valley Telephone Company and Duane W. Albro, dated May 7, 2013 is incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013

#10.18

Employment Agreement effective March 5, 2013 between Warwick Valley Telephone Company and David J. Cuthbert is incorporated herein by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

#10.19

Settlement Agreement and Mutual Release of All Claims between Alteva, Inc. and David J. Cuthbert, dated October 16, 2014, is incorporated herein by reference from Exhibit 10.1 to our current report on Form 8-K, filed October 22, 2014.

#10.20	Form of retention agreement between Alteva, Inc. and the executive named therein, is incorporated herein by reference from Exhibit 10.1 to our current report on Form 8-K, filed March 3, 2015.

#10.21

Form of Restricted Stock Award Agreement pursuant to the Alteva 2008 Long-Term Incentive Plan, is incorporated herein by reference from Exhibit 10.2 to our current report on Form 8-K, filed March 3, 2015.

#10.22

Separation and Release of Claims Agreement between Alteva, Inc. and Ms. Jennifer Brown, is incorporated herein by reference from Exhibit 10.1 to our current report on Form 8-K, filed November 13, 2014.

#10.23	Offer Letter between Alteva, Inc. and Mr. Brian J. Kelley dated November 12, 2014, is incorporated herein by reference from Exhibit 10.1 to our current report on Form 8-K, filed November 18, 2014.

#10.24	Offer Letter between Alteva, Inc. and Mr. Brian H. Callahan dated November 12, 2014, is incorporated herein by reference from Exhibit 10.2 to our current report on Form 8-K, filed November 18, 2014.

#10.25	Offer Letter between Alteva, Inc. and Mr. Mardoqueo Marquez dated November 12, 2014, is incorporated herein by reference from Exhibit 10.3 to our current report on Form 8-K, filed November 18, 2014.

#10.26	Offer Letter between Alteva, Inc. and Mr. William K. Birnie, dated November 12, 2014, is incorporated herein by reference from Exhibit 10.4 to our current report on Form 8-K, filed November 18, 2014.

#10.27	Form of Restrictive Covenant Agreement between Alteva, Inc. and the Company’s executives, is incorporated herein by reference from Exhibit 10.5 to our current report on Form 8-K, filed November 18, 2014.

	#10.26	Named Executive Officer Compensation Policy of Alteva, Inc, is incorporated herein by reference from Exhibit 10.6 to our current report on Form 8-K, filed November 18, 2014.

(21)	Subsidiaries of the registrant

	*21.1	Subsidiaries of the registrant

(23)	Consents of experts and counsel

	*23.1	Consent of Ernst & Young LLP

	*23.2	Consent of Deloitte & Touche LLP

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	*31.1	Rule 13a-14(a)/15d-14(a) Certification of Brian J. Kelley, Chief Executive Officer

	*31.2	Rule 13a-14(a)/15d-14(a) Certification of Brian H. Callahan, Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

(32)	Section 1350 Certifications

	**32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Brian J. Kelley, Chief Executive Officer

**32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Brian H. Callahan, Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

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