Form 10-K/A
period 2014-12-31
ALTEVA, INC.
filed 2015-04-30
CIK 104777

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

The aggregate market value of Alteva, Inc. common stock as of June 30, 2014 held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2014 was $40,289,825.

The number of shares of Alteva, Inc. common stock outstanding as of March 9, 2015 was 5,990,969.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10K/A to Alteva, Inc.’s Annual Report on Form 10-K (the “Form 10-K”, as amended, the “Annual Report”) for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “Commission”) on March 17, 2015, is to include the information required by Part III (Items 10, 11, 12, 13 and 14).  The reference on the cover of the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is herby deleted.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits hereto. Except as discussed above, the Form 10-K has not been otherwise modified by this Amendment No. 1.  All references in this Form 10-K/A to the “Company,” “Alteva,” “we,” “our,” or “us,” means Alteva, Inc. and its wholly-owned subsidiaries.

ALTEVA, INC.

FORM 10-K/A

(Amendment No. 1)

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our Board of Directors (our or the “Board”) presently consists of five members. Stockholders vote on the election of our directors on an annual basis. Each of Messrs. Jeffrey D. Alario, Douglas B. Benedict, Edward J. Morea and Ms. Kelly C. Bloss was elected by our stockholders at the 2014 annual meeting of stockholders and currently serves on our Board for a term ending at the 2015 annual meeting of stockholders and until their successors are duly elected and qualified.

Our executive officers are appointed annually by our Board and serve at the discretion of our Board.

Set forth below is certain information regarding our directors and executive officers.

Name	Age	Position
Kelly C. Bloss	51	Chairman of the Board and Independent Director

Jeffrey D. Alario	53	Independent Director

Douglas B. Benedict	50	Independent Director

Edward J. Morea	53	Independent Director

Brian J. Kelley	63	Chief Executive Officer

Brian H. Callahan	44	Executive Vice President, Chief Executive Officer, Corporate Secretary and Treasurer

Maradoqueo Marquez, Jr.	40	Executive Vice President, Chief Technology Officer

William K. Birnie	51	Executive Vice President, Chief Marketing Officer

Kelly C. Bloss has been a Director since 2006, and appointed Chairman of the Board in November 2013, is the President of Knowledge Transfer Group, Inc., a strategy and technology management consulting firm she founded in 2000.  Ms. Bloss consults on strategic matters in the healthcare, financial services, telecommunications and cable industries. Ms. Bloss served as Vice President for NYNEX/Bell Atlantic/Verizon responsible for their Long Distance business. Ms. Bloss holds a B.S. in Mechanical Engineering from Union College and a Master of Science degree from Polytechnic Institute of New York University (formerly Polytechnic University). Ms. Bloss was recruited as a director because of her industry-based knowledge as well as her varied skill set as a consultant within the telecommunications industry. Ms. Bloss brings a unique understanding of the technology and emerging and converging technologies within the industry, marketing and sales-enhancement skills, as well as strategy and corporate governance experience in her capacity as a consultant.

Jeffrey D. Alario has been a Director since 2006, has been the Managing Member of Alario & Associates, CPAs, an auditing, financial reporting, tax compliance, and planning firm since 2000. Prior to that, and from 1996 through 2009, he was Chief Financial Officer of Person-to-Person Marketing LLC, a telemarketing firm. Mr. Alario also serves on the boards of several not-for-profit organizations. Mr. Alario holds a B.S. in Business Administration from Clarion University of Pennsylvania.  Mr. Alario has been a licensed certified public accountant in practice in New York and New Jersey since 1986 and is qualified to review and analyze audited financial statements. As such, he is specifically qualified to serve on our Audit Committee as its chairman and he possesses the qualifications to be designated as the committee’s financial expert. Mr. Alario also provides accounting services to small and mid-sized businesses and his skill set meets our board’s requirement for financial experience and expertise in the small to mid-sized business segment in which we operate.

Douglas B. Benedict is a Managing Director of OEM Capital, an investment banking firm specializing in technology and communications and focusing primarily on small and middle-market public and private companies. Mr. Benedict joined OEM Capital in 2011.  Previously, he was a Managing Director at MTN Capital Partners, a private equity firm focused on small and middle-market opportunities.  Prior to that, from 2001 to 2008, Mr. Benedict served as Senior Vice President of Business and Strategic Development for Cendant Corporation and Lockton Companies.  Prior to 2001, he spent 15 years as an investment banker in New York and London, primarily with Citigroup, Bank of America and Legg Mason, specifically focusing on telecommunications, technology and financial institution companies.  Mr. Benedict also serves as Managing Principal of Regent Advisors LLC, a private strategic and business consulting firm.  Mr. Benedict holds an undergraduate degree in Economics from Harvard University and an MBA from the Amos Tuck School of Business at Dartmouth College.  Mr. Benedict’s investment banking advisory and industry-specific skill set provides our board with the knowledge necessary to confront emerging issues in the rapidly-changing captial markets as well as the rapidly-changing communications and technology industries.

Edward J. Morea, has been a Director since November 2013, is a Client Services Executive for Cisco Systems Inc., a worldwide leader that designs, manufactures, and sells Internet protocol (IP) based networking and other products related to the communications and information technology industries. Currently, Mr. Morea leads a team that focuses on Services Sales in the Cable/Multiple System Operator (“MSO”) segment.  From 2005 until recently, Mr. Morea was a Sales Director at Alcatel-Lucent, Murray Hill, New Jersey, a company that provides networking and communications technology, products, and services to service providers, enterprises, and governments worldwide. At Alcatel-Lucent, Mr. Morea successfully led the company into MSOs with Services Sales supporting projects such as Cell Site Backhaul, Wi-Fi Planning, Multi-Vendor Support, Design and Deployment Services, as well as Network Operations outsourcing.  Previously, Mr. Morea was Vice President of the Northeast for TechMahindra, a global system integrator and business transformation consulting organization focused on the communications industry.  Mr. Morea has also held executive positions at Telcordia Technologies/ Ericsson, a leading global provider of telecommunications network software, and services for IP, wireline, wireless and cable; and Verizon, New York, New York, a global leader in delivering broadband and other wireless and wireline communications services. Mr. Morea holds a Bachelor degree in Electrical Engineering from State University of New York Maritime College and a Masters in Business Administration degree in Finance from Fordham University.

Brian J. Kelley, is our Chief Executive Officer (“CEO”).  Prior to becoming the CEO in June 2014, he had served on Alteva’s Board of Directors since November 2013. Prior to joining Alteva, Mr. Kelley also served as the Chief Executive Officer of Four Winds Advisors LLC, focused on advising technology focused clients on restructuring, turnaround and business development. Prior to establishing Four Winds, Mr. Kelley served as CEO of snom Technology, Inc., Woburn, Massachusetts, a leading global provider in designing, manufacturing and marketing VoIP communications equipment. From 2008 to 2012, Mr. Kelley served on the Board of Directors of Tii Network Technologies, Inc., in Edgewood, New York, serving as Board Chairman beginning in 2010, and President and CEO beginning in 2011. Previously, Mr. Kelley was the President of TAMCO Technology, Tampa, Florida, a financial solutions-focused business management and development company, focusing on telecommunications asset management and financing solutions; was the President and Chief Executive Officer of Cognitronics Corporation, Danbury, Connecticut, a company that provided central-office communications technology hardware and software solutions. Mr. Kelley also held senior management positions with TIE Communications, Inc., Seymour, Connecticut, a publicly-traded diversified telecommunications services company. Mr. Kelley holds a Bachelor of Arts degree in Economics from the University of New Hampshire and a Masters in Business Administration degree from the University of Connecticut.

Brian H. Callahan is our Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer.  Prior to joining us in August 2012 and from April 1998, he served in positions of increasing responsibilities, most recently as Senior Vice President of Finance and Treasury, at Expert Global Solutions, Inc., a leading global provider of business process outsourcing services.  Before joining Expert Global Solutions, Inc., Mr. Callahan was employed by PricewaterhouseCoopers LLP.  Mr. Callahan holds a B.S. in Accounting from Drexel University.

Mardoqueo Marquez Jr. has served as our Executive Vice President, Chief Technology Officer since 2011.  Mr. Marquez joined us in August 2011 in connection with our acquisition of substantially all of the assets of Alteva, LLC, a cloud-based UC solutions provider and enterprise hosted VoIP provider.  Mr. Marquez joined Alteva, LLC in 2003, as Senior Systems Architect. Mr. Marquez has over fifteen years of senior project management and enterprise level architecture design in telecommunications and network infrastructure services. Since 1996, he has designed, managed, and implemented complex network and telecommunications infrastructures for small, medium, and enterprise companies including Exelon (PECO Energy), General Motors Acceptance Corporation (GMAC)/Berkadia Commercial Mortgage, DIAL Corp., BBraun Pharmaceuticals and MAXIMUS Corporation.

William K. Birnie is our Executive Vice President, Chief Marketing Officer.  Mr. Birnie was appointed Chief Marketing Officer in May 2012. Mr. Birnie is responsible for all Sales, Marketing, Product Management and Business Development activities for Alteva.  Mr. Birnie has extensive experience in the Telecommunications (Wireless & Wired) and Broadband industries in both the Consumer and B2B market segments. Prior to joining Alteva, Mr. Birnie held executive positions with Panasonic from 2007 to 2012 and Motorola from 1999 to 2007.  He also held management positions with Comcast and Lucent Technologies. Mr. Birnie is a graduate of Rutgers University, is active in many Communications Industry associations such as the US Cloud Commission for State & Local Government and holds a patent in wireless communications for enhanced roaming notification.

Office of the CEO

Upon the termination of the employment of David Cuthbert then President, Chief Executive Officer, and Principal Executive Officer on March 31, 2014, the Company’s Board instituted a continuity of leadership through the establishment of the Office of the CEO. The Office of the CEO consisted of Brian H. Callahan the Company’s then Principal Accounting Officer, Executive Vice President, Chief Financial Officer and Treasurer, William K. Birnie the Company’s Executive Vice President and Chief Marketing Officer, and Mardoqueo Marquez the Company’s Executive Vice President and Chief Technology Officer. The Office of the CEO reported directly to the Board until the appointment of Brian J. Kelley as interim Chief Executive Officer on May 7, 2014.

Named Executive Officers

In addition to the executive officers named above, for 2014, the following table lists a former executive officer of the Company who also qualified as a named executive officer of the Company under the rules of the Securities and Exchange Commission.

Name	Title	Last Day of Service
David J. Cuthbert	Former Chief Executive Officer	March 31, 2014

Corporate Governance

Ethics and Values

We have a code of business conduct and ethics that applies to all employees (including our principal executive officer, principal financial officer and principal accounting officer, controller, and persons performing similar functions) and members of the Board.  The code of ethics is based upon the philosophy that each director, each executive officer, and each other employee of the Company in a responsible position will lead by example and foster a culture that emphasizes trust, integrity, honesty, judgment, respect, managerial courage, and responsibility.  Each director and every employee is expected to act ethically at all times and adhere to the policies, as well as the spirit of the code.  You can find our code of business conduct and ethics on our website at: http://alteva.com/company/investors/corporate-governance.

We intend to post any amendments to or waivers from our code of business conduct and ethics on our website.  There were no waivers from our code of business conduct and ethics during 2014.

The information contained on our website is not a part of this Annual Report.

Board Meetings

The Board held six regular meetings and eight special meetings in 2014, as well as regular meetings of our independent directors.  Each of our directors who served on the Board during 2014 attended at least 75% of the total of such board meetings and meetings of board committees on which he or she served.

Director Attendance

Members of our Board are expected to attend meetings of the Board and of the committees on which they serve.  The Governance and Nominating Committee reviews annual attendance during the nomination process each year.  In addition, all directors, absent special circumstances, are expected to attend the annual meeting of shareholders.  All directors who were serving as directors at the time attended the 2014 annual meeting of shareholders.

Board Leadership Structure

Our Board separates the roles of Chief Executive Officer and Chairman of the Board, based on the current belief that corporate governance of the Company is most effective when these positions are not held by the same person.  The Board recognizes the differences between the two roles and believes that separating them allows each person to focus on their individual responsibilities.  Under this leadership structure, our Chief Executive Officer focuses his or her attention on day-to-day leadership, ongoing Company performance and establishing long-term strategic direction.  Our Chairman of the Board focuses his or her attention on Board responsibilities and providing guidance to our Chief Executive Officer.

Presently, our Board believes it is appropriate to keep the roles of Chief Executive Officer and Chairman of the Board separate.  However, the Board may change the leadership structure if it believes that a change would better serve the Company and its shareholders.

The Board’s Role in Risk Oversight

Our Board is actively involved in the oversight of risks that could affect the Company.  The oversight of risks is conducted primarily through our board committees, as described below in the description of each committee.  Our Audit Committee focuses on financial risks, including those that could arise from our accounting and financial reporting processes and internal control system and our consolidated financial statement audits.  Our Governance and Nominating Committee focuses on the management of risks associated with board membership and structure, and corporate governance.  Our Compensation Committee focuses on the management of risks arising from our compensation policies and practices.  While our board committees are focused on specific areas of risk, the full Board retains responsibility for general oversight of risk.  This responsibility is satisfied through full board discussions to understand risk identification, risk management and risk mitigation strategies with the aid of reports from each committee chairman regarding the risk considerations within each committee’s area of expertise, as well as through reports from members of our management team responsible for oversight of material risk to the Company, including our Chief Financial Officer.

Director Independence

The Board determination of director independence is discussed in Item 13 “Certain Relationships and Related Transactions, and Director Independence” on page 24.

Board Committees

The Board has established an Audit Committee, Governance and Nominating Committee, and Compensation Committee.  In addition, from time to time, the Board may establish ad hoc committees to address specific issues facing the Company.

The current charters of the Audit Committee, the Governance and Nominating Committee, and the Compensation Committee are available on our website at http://alteva.com/company/investors/corporate-governance.  We will provide, upon the request of any shareholder and without charge, in accordance with the shareholder communication procedures described below under the subheading “Shareholder Communications,” a printed copy of any or all of these charters.

The information contained on our website is not a part of this proxy statement.

Audit Committee

We have a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The current members of the Audit Committee are:

Jeffrey D. Alario, Chairman
Douglas B. Benedict
Edward J. Morea

The Board has determined that each of Mr. Alario, Mr. Benedict and Mr. Morea is independent pursuant to the independence standards of the NYSE MKT and applicable Securities and Exchange Commission rules.

The Board has determined that each Audit Committee member has sufficient knowledge in financial matters to serve on the Audit Committee.  The Board has designated Mr. Alario as an “Audit Committee financial expert” in accordance with applicable Securities and Exchange Commission rules.  The Board has determined that Mr. Alario, a certified public accountant, qualifies by virtue of his more than 25-year career in public and private accounting.

The Audit Committee serves as an independent and objective party to monitor our accounting and financial reporting processes and the audits of our financial statements.  Our Audit Committee charter, which has been adopted by the Board, more specifically sets forth the duties and responsibilities of the Audit Committee.  The charter, which the committee reviews annually, defines the duties and responsibilities of the committee to include, among other duties and responsibilities:

•                  having the sole authority to appoint and oversee our independent registered public accounting firm;

•                  approving the plan and scope of the audit and the fee before the audit begins;

•                  following the audit, reviewing the results and the independent registered public accounting firm’s comments on our system of internal controls with our independent registered public accounting firm;

•                  recommending the inclusion of our audited financial statements in our Annual Report on Form 10-K; and

•                  reviewing all related party transactions.

The Audit Committee is also responsible for preparing the committee’s report that Securities and Exchange Commission rules require be included in our annual proxy statement, and performing such other tasks that are consistent with its charter.

The Audit Committee held fifteen meetings during 2014.

Governance and Nominating Committee

The current members of the Governance and Nominating Committee are:

Edward J. Morea, Chairman
Kelly C. Bloss
Douglas B. Benedict

The Governance and Nominating Committee acts pursuant to a written charter adopted by the Board and reviewed annually by the committee.

The charter directs the committee to seek and nominate qualified and diverse candidates for election or appointment to the Board, as well as naming the chairpersons of standing committees of the Board for the following year.  The committee seeks board members from diverse professional backgrounds who combine a broad spectrum of experience and expertise with a reputation for integrity.  The committee also oversees matters of corporate governance including reviews of the performance and processes of the Board, the charters of the standing committees of the Board, our principles of corporate governance, our code of business conduct and ethics, and succession plans for management and the Board.  The committee is also responsible for performing additional tasks consistent with its charter.

The Board believes that, as a whole, its board members must have an appropriately diverse range of skills and expertise in order to provide sound and prudent guidance.  The committee seeks candidates possessing a strong record of achievement in key areas (i.e., experience in our company’s industry segment, financial, marketing and sales, or technological expertise, community involvement and/or historical knowledge of our company) that the committee believes will bring value to the Board.  The committee also considers the composition and size of the existing Board.  As part of its annual performance evaluation, the Board assesses the skill areas currently represented on the Board and discusses particular skills, if any, that the Board believes would improve its overall quality and ability to carry out its responsibilities.

The committee also considers written recommendations for nominees from shareholders and applies the same standards in evaluating shareholder recommendations that it applies in evaluating recommendations from other sources.  Shareholders may contact our Corporate Secretary in writing when proposing a nominee.  Pursuant to our by-laws and the Governance and Nominating Committee charter, such recommendations by shareholders for the 2015 annual meeting of shareholders must meet the requirements outlined in the Governance and Nominating Committee charter and must have been received at our principal executive offices no later than the close of business on December 31, 2014.

The Governance and Nominating Committee held seven meetings during 2014.

Compensation Committee

The current members of the Compensation Committee are:

Douglas B. Benedict, Chairman
Jeffrey D. Alario
Edward J. Morea

The Compensation Committee is responsible for overseeing compensation programs for our executive officers and directors that are consistent with the intent and purpose of our fundamental compensation philosophy and objectives.  In addition, the Compensation Committee is responsible performing such other tasks that are consistent with the Compensation Committee charter.

The Compensation Committee may seek the advice of third party consultants and advisors, but it does not delegate its responsibilities to such persons.

The Compensation Committee acts pursuant to a written charter adopted by the Board and reviewed annually by the committee.

The Compensation Committee held ten meetings during 2014.

For more information on executive and director compensation, see Item 11 — Executive Compensation to this Form 10-K/A.

Shareholder Communications

Shareholders wishing to contact our Board may write to our Corporate Secretary, at ir@alteva.com or by regular standard mail to 401 Market Street, First Floor, Philadelphia, PA 19106.  The Chairman of the Board will review all correspondence received and report all such contacts to the Board at the first regular meeting following the contact, unless more urgent action seems advisable.

Shareholders may contact us in the same manner to request copies, without charge, of any of our governance documents.

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2014, all of our directors and executive officers complied in a timely manner with the filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

In making this statement, we have relied solely on the written representations of our directors and officers, and copies of the reports that they have filed with the Securities and Exchange Commission.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION AND OTHER INFORMATION

2014 Summary Compensation Table

The table below presents the compensation of our named executive officers for services rendered to us in all capacities during the years ended December 31, 2014 and, December 31, 2013.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation (cash)	All Other Compensation (3)	Total

Brian J. Kelley(4) Chief Executive Officer	2014	$190,500	$56,000	$27,914	$—	$—	$63,171	$337,585

Brian H. Callahan Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer	2014	$205,000	$76,500	$—	$—	$—	$9,225	$290,725
	2013	$205,000	$—	$328,500	$12,785	$—	$26,775	$573,060

Mardoqueo Marquez, Jr. Executive Vice President, Chief Technology Officer	2014	$180,000	$60,000	$—	$—	$—	$8,100	$248,100
	2013	$180,000	$—	$247,500	$7,520	$—	$22,600	$457,620

William K. Birnie. Executive Vice President, Chief Marketing Officer	2014	$180,000	$60,000	$—	$—	$—	$8,100	$248,100
	2013	$180,000	$—	$247,500	$7,520	$—	$21,600	$456,620

David Cuthbert(5)(6) Former President, Chief Executive Officer	2014	$95,258	$—	$—	$—	$—	$781,579	$876,837
	2013	$370,425	$200,000	$1,597,500	$53,860	$—	$92,365	$2,314,150

(1)                     The amount shown in this column represents the amount of $15,000 bonus awarded to Messrs. Callahan, Marquez and Birnie in recognition for their service in the Office of the CEO earlier in 2014.  The amount of $56,000 for Mr. Kelley and the remainder of the amounts for Messrs. Callahan, Marquez and Birnie were discretionary bonuses, awarded by the Board of Directors, for 2014 performances paid in February 2015 pursuant to the terms of the NEO Compensation Policy.

(2)                     Restricted stock and stock option awards were made under our Amended and Restated Warwick Valley Telephone Company 2008 Long Term Incentive Plan (the “2008 Long-Term Incentive Plan”).  These columns include the full grant date fair value of stock awards and stock option awards granted during each fiscal year based on the exercise of the Compensation Committee’s discretion.  While the Compensation Committee takes into account the achievement of certain operating and financial performance metrics for the prior year in determining the number of shares of restricted stock and stock option awards to grant to our named executive officers, such equity compensation awards are granted at the discretion of the Compensation Committee with final approval by the Board.  Because of the discretionary nature of these awards, there is no minimum or maximum equity compensation award. The amounts reported in these columns have been calculated in accordance with FASB ASC Topic 718, Compensation — Stock Compensation.  In accordance with rules of the Securities and Exchange Commission, any estimate for forfeitures is excluded from, and does not reduce, such amounts.  For additional information on the valuation assumptions with respect to stock and stock option awards, see Note 12 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

(3)                     The amount in this column and for each of the executive officers reflects amounts paid by us as contributions to the 401(k) Plan and a payment under a settlement agreement and mutual release for Mr. Cuthbert.

Name	Company Contributions to 401(k) Plan	Severance Pay	Other Compensation	Total

Brian J. Kelley (4)	$4,686	$—	$58,485	$63,171
Brian H. Callahan	$9,225	$—	$—	$9,225
Mardoqueo Marquez, Jr.	$8,100	$—	$—	$8,100
William K. Birnie	$8,100	$—	$—	$8,100
David Cuthbert (6)	$4,878	$776,701	$—	$781,579

(4)                     Mr. Kelley was appointed Interim Chief Executive Officer on May 7, 2014 and Chief Executive Officer on August 25, 2014. The stock award amount of $27,914 and $58,485 of the other compensation amount shown for Mr. Kelley were for stock awarded and fees earned, respectively, while serving as a director of the Company in 2014, prior to his appointment as Chief Executive Office.

(5)                     The $200,000 amount reported for Mr. Cuthbert in 2013 represents the signing bonus paid to Mr. Cuthbert on March 5, 2013 under his new employment agreement.

(6)                     On March 31, 2014, Mr. Cuthbert was terminated as President and Chief Executive Officer of Alteva.  In consideration for Mr. Cuthbert’s execution of the settlement agreement, the Company agreed to pay to Mr. Cuthbert the amount of $750,000 less certain taxes and withholdings, which was paid out on October 28, 2014, and $26,701 for accrued unused vacation. Additional information regarding the settlement agreement can be found in note 17 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 17, 2015, and on Form 8-K filed with the Securities and Exchange Commission on October 22, 2014.

Stock Ownership Guidelines

We maintain stock ownership guidelines for our executive officers.  These guidelines serve to better align the economic interest of our executive officers and our shareholders.  Under our stock ownership guidelines, we expect our executive officers to achieve a specified ownership objective within five years of being named to an executive officer position.  The stock ownership objective for our Chief Executive Officer is that number of shares with a value equal to his annual base salary, and the stock ownership objective of our other executive officers is that number of shares with a value of at least half of his or her annual base salary.  The Compensation Committee has discretion to reduce the amount of a named executive officer’s annual cash incentive compensation awards if the named executive officer is not making evident progress towards achieving his or her objective.

Our named executive officers’ ownership targets, actual ownership and deadline for compliance with our stock ownership guidelines as of December 31, 2014, were as follows:

Name	Target(1)		Actual Ownership(2)	Deadline(3)
Brian J. Kelley	47,518	(4)	9,343	March 31, 2019
Brian H. Callahan	14,539	(5)	56,643	August 3, 2017
Mardoqueo Marquez, Jr.	12,765	(6)	43,814	March 5, 2018
William K. Birnie	12,765	(6)	35,023	March 5, 2018

(1)                                 Target number of shares.

(2)                                 Actual number of shares owned.  Under our stock ownership guidelines for our named executive officers, “Actual Ownership” includes the shares of our common stock actually owned by the named executive officer and his or her immediate family members that share the same household, whether held individually or jointly.  Shares of unvested restricted stock and unexercised stock options are included in Actual Ownership.

(3)                                 The deadline is the five-year anniversary of being appointed to an executive position.  However, the Compensation Committee has the authority to modify a named executive officer’s objectives in case of hardship.

(4)                                 Annual base salary of $335,000 divided by the closing price of our common stock on December 31, 2014 of $7.05 per share, rounded up to the closest number of whole shares.

(5)                                 One-half of annual base salary of $205,000 divided by the closing price of or common stock on December 31, 2014 of $7.05 per share, rounded up to the closest number of whole shares.

(6)                                 One-half of annual base salary of $180,000 divided by the closing price of or common stock on December 31, 2014 of $7.05 per share, rounded up to the closest number of whole shares.

Employment Terms for Named Executive Officers

Brian J. Kelley - Chief Executive Officer

Mr. Kelley’s terms of employment became effective October 22, 2014.  Mr. Kelley is employed at-will and received an annual base salary of $335,000. Mr. Kelley is eligible for certain bonus, long-term incentive, severance and other benefits pursuant to the Company’s NEO Compensation Policy and other Company policies in place.

Included in Mr. Kelley’s employment terms is an award of 10,000 restricted shares of Alteva Common Stock granted on January 15, 2015 issued under and governed by an award agreement and the 2008 Long-Term Incentive Plan.  These shares will vest annually over three years in three approximately equal tranches, beginning January 16, 2016.

Mr. Kelley is eligible to participate in and receive benefits under our 401(k) saving plan, health and welfare plans, including medical and dental insurance, life insurance, and short-term and long-term insurance.

Mr. Kelley’s employment may be terminated at any time for any reason by us or Mr. Kelley with or without prior notice. The Board may modify the terms and conditions of Mr. Kelley’s employment, including benefits, at its discretion.   Mr. Kelley will be entitled to compensation and benefits depending on the circumstances of the termination of his employment.

If Mr. Kelley’s employment is terminated without cause and he executes and does not revoke a release (the “Release”), which releases the Company, its affiliates and their employees and agents from all claims related to Mr. Kelley’s employment with the Company, within the time period set forth in the Release then he will receive severance equal to three weeks of base salary for every full year of service to the Company, up to a maximum of six months of severance.  Severance payments will be paid as salary continuation, in a series of separate payments for purposes of Section 409A of the Internal Revenue Code and its Treasury Regulations commencing on the first payroll period falling at least eight days after Mr. Kelley executes and returns the Release.

In the event that Mr. Kelley is terminated without cause within twelve months following a change of control (which is generally defined as a consummation of a reorganization, merger, statutory share exchange or similar corporate transaction or a sale of substantially all of our assets where, as a result, our then existing shareholders no longer own 50% of the surviving entity) and he executes and does not revoke a Release, Mr. Kelley will be entitled to severance equal to one year of his then base salary.  Severance payments will be paid as salary continuation, in a series of separate payments for purposes of Section 409A of the Internal Revenue Code and its Treasury Regulations commencing on the first payroll period falling at least eight days after Mr. Kelley executes and returns the Release.

Brian H. Callahan - Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer

Mr. Callahan’s terms of employment became effective October 22, 2014.  Mr. Callahan is employed at-will and received an annual base salary of $205,000. Mr. Callahan is eligible for certain bonus, long-term incentive, severance and other benefits pursuant to the Company’s NEO Compensation Policy and other Company policies in place.

Mr. Callahan is eligible to participate in and receive benefits under our 401(k) saving plan, health and welfare plans, including medical and dental insurance, life insurance, and short-term and long-term insurance.

Mr. Callahan’s employment may be terminated at any time for any reason by us or Mr. Callahan with or without prior notice. The Company may modify the terms and conditions of Mr. Callahan’s employment, including benefits, at its discretion.   Mr. Callahan will be entitled to compensation and benefits depending on the circumstances of the termination of his employment.

If Mr. Callahan’s employment is terminated without cause and he executes and does not revoke a Release, which releases the Company, its affiliates and their employees and agents from all claims related to Mr. Callahan’s employment with the Company, within the time period set forth in the Release then he will receive severance equal to three weeks of base salary for every full year of service to the Company, up to a maximum of six months of severance.  Severance payments will be paid as salary continuation, in a series of separate payments for purposes of Section 409A of the Internal Revenue Code and its Treasury Regulations commencing on the first payroll period falling at least eight days after Mr. Callahan executes and returns the Release.

In the event that Mr. Callahan is terminated without cause within twelve months following a change of control (which is generally defined as a consummation of a reorganization, merger, statutory share exchange or similar corporate transaction or a sale of substantially all of our assets where, as a result, our then existing shareholders no longer own 50% of the surviving entity) and he executes and does not revoke a Release, Mr. Callahan will be entitled to severance equal to one year of his then base salary.  Severance payments will be paid as salary continuation, in a series of separate payments for purposes of Section 409A of the Internal Revenue Code and its Treasury Regulations commencing on the first payroll period falling at least eight days after Mr. Callahan executes and returns the Release.

Mardoqueo Marquez, Jr. — Executive Vice President, Chief Technology Officer

Mr. Marquez’s terms of employment became effective October 22, 2014.  Mr. Marquez is employed at-will and received an annual base salary of $180,000. Mr. Marquez is eligible for certain bonus, long-term incentive, severance and other benefits pursuant to the Company’s NEO Compensation Policy and other Company policies in place.

Mr. Marquez is eligible to participate in and receive benefits under our 401(k) saving plan, health and welfare plans, including medical and dental insurance, life insurance, and short-term and long-term insurance.

Mr. Marquez’s employment may be terminated at any time for any reason by us or Mr. Marquez with or without prior notice. The Company may modify the terms and conditions of Mr. Marquez’s employment, including benefits, at its discretion.   Mr. Marquez will be entitled to compensation and benefits depending on the circumstances of the termination of his employment.

If Mr. Marquez’s employment is terminated without cause and he executes and does not revoke a Release, which releases the Company, its affiliates and their employees and agents from all claims related to Mr. Marquez’s employment with the Company, within the time period set forth in the Release then he will receive severance equal to three weeks of base salary for every full year of service to the Company, up to a maximum of six months of severance.  Severance payments will be paid as salary continuation, in a series of separate payments for purposes of Section 409A of the Internal Revenue Code and its Treasury Regulations commencing on the first payroll period falling at least eight days after Mr. Marquez executes and returns the Release.

In the event that Mr. Marquez is terminated without cause within twelve months following a change of control (which is generally defined as a consummation of a reorganization, merger, statutory share exchange or similar corporate transaction or a sale of substantially all of our assets where, as a result, our then existing shareholders no longer own 50% of the surviving entity) and he executes and does not revoke a Release, Mr. Marquez will be entitled to severance equal to one year of his then base salary.     Severance payments will be paid as salary continuation, in a series of separate payments for purposes of Section 409A of the Internal Revenue Code and its Treasury Regulations commencing on the first payroll period falling at least eight days after Mr. Marquez executes and returns the Release.

William K. Birnie — Executive Vice President, Chief Marketing Officer

Mr. Birnie’s terms of employment became effective October 22, 2014.  Mr. Birnie is employed at-will and received an annual base salary of $180,000. Mr. Birnie is eligible for certain bonus, long-term incentive, severance and other benefits pursuant to the Company’s NEO Compensation Policy and other Company policies in place.

Mr. Birnie is eligible to participate in and receive benefits under our 401(k) saving plan, health and welfare plans, including medical and dental insurance, life insurance, and short-term and long-term insurance.

Mr. Birnie’s employment may be terminated at any time for any reason by us or Mr. Birnie with or without prior notice. The Company may modify the terms and conditions of Mr. Birnie’s employment, including benefits, at its discretion.   Mr. Birnie will be entitled to compensation and benefits depending on the circumstances of the termination of his employment.

If Mr. Birnie’s employment is terminated without cause and he executes and does not revoke a Release, which releases the Company, its affiliates and their employees and agents from all claims related to Mr. Birnie’s employment with the Company, within the time period set forth in the Release then he will receive severance equal to three weeks of base salary for every full year of service to the Company, up to a maximum of six months of severance.  Severance payments will be paid as salary continuation, in a series of separate payments for purposes of Section 409A of the Internal Revenue Code and its Treasury Regulations commencing on the first payroll period falling at least eight days after Mr. Birnie executes and returns the Release.

In the event that Mr. Birnie is terminated without cause within twelve months following a change of control (which is generally defined as a consummation of a reorganization, merger, statutory share exchange or similar corporate transaction or a sale of substantially all of our assets where, as a result, our then existing shareholders no longer own 50% of the surviving entity) and he executes and does not revoke a Release, Mr. Birnie will be entitled to severance equal to one year of his then base salary.     Severance payments will be paid as salary continuation, in a series of separate payments for purposes of Section 409A of the Internal Revenue Code and its Treasury Regulations commencing on the first payroll period falling at least eight days after Mr. Birnie executes and returns the Release.

Other Compensation

Our named executive officers are eligible to participate in our 401(k) defined contribution plan.  In any plan year, we make a matching contribution to each management participant up to 4.5% of the participant’s eligible compensation, up to a maximum matching contribution of $17,500 (for 2014).  Matching contributions are applicable to all plan eligible employees.  Each of our named executive officers participated in our 401(k) plan during the year ended December 31, 2014 and received matching contributions.

Outstanding Equity Awards at December 31, 2014

The table below presents information regarding the number and value of unexercised stock options and the number and value of restricted stock awards held by our named executive officers at December 31, 2014.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)

Brian J. Kelley	—	—	$—	—
Chief Executive Officer					3,343	$23,568
Brian H. Callahan	1,834	3,666	$10.80	3/11/2023
Executive Vice President,	5,000	10,000	$9.90	3/22/2023
Chief Financial Officer,					21,667	$152,752
Corporate Secretary and Treasurer

Mardoqueo Marquez, Jr.
Executive Vice President,	4,940	2,469	$14.38	2/24/2022
Chief Technology Officer	4,333	8,667	$9.90	3/22/2023
					17,283	$121,845
William K. Birnie	4,333	8,667	$9.90	3/22/2023
Executive Vice President,					16,667	$117,502
Chief Marketing Officer

(1)                                 Assuming continuous service as an employee with us, these unvested shares of restricted stock will vest as follows:

Name	Shares	Vesting Date
Brian J. Kelley	1,114	1/7/2015
	1,114	1/7/2016
	1,115	1/7/2017

Brian H. Callahan	2,500	3/11/2015
	2,500	3/11/2016
	8,333	3/22/2015
	8,334	3/22/2016

Mardoqueo Marquez, Jr.	616	2/24/2015
	8,333	3/22/2015
	8,334	3/22/2016

William K. Birnie	8,333	3/22/2015
	8,334	3/22/2016

(2)                     Amounts shown in this column are based on a closing price of $7.05 for our common stock on December 31, 2014.

2014 Option Exercises and Stock Vested

The table below presents information regarding the number and realized value of stock awards that vested during 2014 for each of our named executive officers.  None of the named executive officers exercised any stock options during 2014.

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
Brian J. Kelley	—	—
Brian H. Callahan	10,833	$94,789
Mardoqueo Marquez, Jr.	8,951	$78,488
William K. Birnie	8,333	$72,914

Pension Benefits

We do not provide any defined benefit and actuarial pension plans for our named executive officers.  Accordingly, no tabular disclosure is being provided under this heading.

Nonqualified Deferred Compensation

We do not provide any nonqualified deferred compensation arrangements for our named executive officers.  Accordingly, no tabular disclosure is being provided under this heading.

Change in Control Payments

We have agreed to make certain payments to our named executive officers upon an involuntary termination of employment not for cause, during the twelve-month period following the occurrence of a change in control of our company. For more information regarding such change of control payments, see “Potential Payments Upon Termination or Change in Control” below.  We consider change in control payments an appropriate method to motivate our named executive officers if we decide to pursue a sale of our company as an appropriate way of maximizing shareholder value.  We do not provide for a gross-up on any taxes imposed on the excess parachute payments to be received by a named executive officer in connection with a change in control.  The Company entered into key employee retention agreements with each of following executives: Messrs. Brian J. Kelley, Chief Executive Officer; Mr. Brian H. Callahan, Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer; Mardoqueo Marquez, Executive Vice President and Chief Technology Officer and Mr. William K. Birnie, Executive Vice President and Chief Marketing Officer.  The detail information regarding these retention agreements is reported on Form 8-K filed with the Securities and Exchange Commission March 3, 2015.

Potential Payments Upon Termination or Change in Control

The compensation and benefits payable to our named executive officers in the event of termination of their employment, or in the event of a change in control of our company, are set forth in the NEO Compensation Policy.

Brian J. Kelley - Chief Executive Officer

As described above under the subheading “Employment Terms for Named Executive Officers,” Mr. Kelley was entitled to compensation and benefits in accordance with the terms of the Compensation Policy and depending on the circumstances of the termination of his employment.  If Mr. Kelley’s employment was terminated by us without cause and not in connection with a change of control, Mr. Kelley was entitled to:

•                  severance equal to three weeks of base salary for every full year of service up to a maximum of six months of severance to be paid as salary continuation;

•                  any unused vacation

In the event that Mr. Kelley was involuntarily terminated by us, or voluntarily terminated his employment for good reason, in each case, within the 12-month period following a change in control (which is generally defined as a consummation of a reorganization, merger, statutory share exchange or similar corporate transaction or a sale of substantially all of our assets where, as a result, our then existing shareholders no longer own 50% of the surviving entity), he would be entitled to the same compensation and benefits in accordance with the terms of the Compensation Policy and he was entitled to receive:

•                  severance equal to one year of his base salary to be paid as salary continuation

•                  any unused vacation

In the event of Mr. Kelley’s death or disability, he was entitled to his accrued but unpaid base salary and any unused vacation or sick time.

The amounts that Mr. Kelley would receive under the same termination scenarios if they occurred on December 31, 2014 are as follows:

Payments	Termination not in Connection with a Change in Control	Termination in Connection with a Change in Control	Death or Disability
Salary Continuation	$—	$335,000	$82,301
Accrued Unused Vacation	$21,062	$21,062	$21,062

Total	$21,062	$356,062	$103,363

Brian H. Callahan - Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer

As described above under the subheading “Employment Terms for Named Executives Officers,” Mr. Callahan was entitled to compensation and benefits in accordance with the terms of the Compensation Policy which contains termination provisions that are identical to the termination provisions described above for Mr. Kelley.  The amounts that Mr. Callahan would receive under the same termination scenarios if they occurred on December 31, 2014 are as follows:

Payments	Termination not in Connection with a Change in Control	Termination in Connection with a Change in Control	Death or Disability
Salary Continuation	$23,654	$205,000	$76,875
Accrued Unused Vacation	$15,769	$15,769	$15,769

Total	$39,423	$220,769	$92,644

Mardoqueo Marquez, Jr. - Executive Vice President and Chief Technology Officer

As described above under the subheading “Employment Terms for Named Executives Officers,” Mr. Marquez was entitled to compensation and benefits in accordance with the terms of the Compensation Policy which contains termination provisions that are identical to the termination provisions described above for Mr. Kelley.  The amounts that Mr. Marquez would receive under the same termination scenarios if they occurred on December 31, 2014 are as follows:

Payments	Termination not in Connection with a Change in Control	Termination in Connection with a Change in Control	Death or Disability
Salary Continuation	$31,153	$180,000	$67,500
Accrued Unused Vacation	$4,846	$4,846	$4,846

Total	$35,999	$184,846	$72,346

William K. Birnie — Executive Vice President and Chief Marketing Officer

As described above under the subheading “Employment Terms for Named Executives Officers,” Mr. Birnie was entitled to compensation and benefits in accordance with the terms of the Compensation Policy which contains termination provisions that are identical to the termination provisions described above for Mr. Kelley.  The amounts that Mr. Birnie would receive under the same termination scenarios if they occurred on December 31, 2014 are as follows:

Payments	Termination not in Connection with a Change in Control	Termination in Connection with a Change in Control	Death or Disability
Salary Continuation	$20,769	$180,000	$67,500
Accrued Unused Vacation	$13,846	$13,846	$13,846

Total	$34,615	$193,846	$81,346

David Cuthbert - Former President, Chief Executive Officer

On March 31, 2014, Mr. Cuthbert was terminated as President and Chief Executive Officer of Alteva.  In consideration for Mr. Cuthbert’s execution of the settlement agreement, the Company agreed to pay to Mr. Cuthbert the amount of $750,000 less certain taxes and withholdings, which was paid out on October 28, 2014, and $26,701 for accrued unused vacation. Additional information regarding the settlement agreement can be found in note 17 to the consolidated financial statements included in the Annual Report on From 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 17, 2015, and on Form 8-K filed with the Securities and Exchange Commission on October 22, 2014.

DIRECTOR COMPENSATION

Overview of Compensation and Policies

The following table summarizes the components of our 2014 director compensation program:

Fixed Cash Compensation
Board Annual Retainer (cash)	$40,000 ($10,000 per quarter)
Board Regular Meeting Fees (cash)	$12,500 (four quarterly meetings and one annual meeting at $2,500 each)
Variable Cash Compensation
Board Special Meeting Fees (cash)	Determined at the time of meeting
Committee Meeting Fees	$500 per meeting for payments over $6,000; meeting fees may be paid in restricted stock at the discretion of the Compensation Committee.
Equity Compensation
Restricted Stock Award	$40,000 (grant date (on or about January 7th) fair market value)

Directors may elect to receive a portion of the above restricted stock awards in cash for tax planning purposes.  All restricted stock awards to our non-employee directors vest in equal portions on the first, second and third anniversaries of the date of grant.

Directors are also reimbursed for travel expenses for board and committee meetings that they attend in person.  Directors may elect to receive the cash components in cash or if committees fees exceed $6,000, in restricted stock at the discretion of the Compensation Committee.

In addition, from time-to-time, the Board will ask a director to complete a special project for the board that requires a significant amount of the director’s time.  In these circumstances, the board compensates such director in recognition of the additional time the director devoted to the special project.

Stock Ownership Guidelines

We maintain stock ownership guidelines for our directors.  These guidelines help to better align the economic interest of our directors and our shareholders.  Under our stock ownership guidelines, our directors must achieve ownership of at least one and one half times their annual retainer within five years of first being appointed to the board.  The Compensation Committee has discretion to reduce the amount of a director’s annual retainer if the director is not making evident progress towards achieving his or her objective.

The directors’ ownership targets, actual ownership and deadline for compliance with our stock ownership guidelines as of December 31, 2014, were as follows:

Name	Target (1)	Actual Ownership(2)	Deadline (3)
Jeffrey D. Alario	8,511	15,043	December 31, 2013
Douglas B. Benedict	8,511	8,900	December 31, 2013
Kelly C. Bloss	8,511	14,924	December 31, 2013
Edward J. Morea	8,511	2,875	November 1, 2018

(1)                                 Target number of shares, which equals one and one half times the amount of the annual retainer ($60,000) divided by the closing price of or common stock on December 31, 2014 of $7.05 per share, rounded up to the closest number of whole shares.

(2)                                 Actual number of shares owned.  Under our stock ownership guidelines for our directors, “Actual Ownership” includes the shares of our common stock actually owned by the director and his or her immediate family members that share the same household, whether held individually or jointly.  Shares of unvested restricted stock are included in Actual Ownership.

(3)                                Deadline is the five-year anniversary of appointment to the Board, or the last day of the fifth year following the year in which the guidelines were adopted (2008), if later.

2014 Director Summary Compensation Table

The table below presents information regarding the compensation of our directors during the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Jeffrey D. Alario	$122,500	$30,010	$152,510
Douglas B. Benedict	$117,100	$27,914	$145,014
Kelly C. Bloss	$122,500	$36,014	$158,514
Robert J. DeValentino (3)	$23,700	$39,997	$63,697
Edward J. Morea	$111,500	$24,006	$135,506

(1)                                 The amounts included in the Stock Awards column represent the aggregate grant date fair value of the awards made to our non-employee directors computed in accordance with FASB ASC Topic 718.  The value ultimately realized by the director upon the actual vesting of the award(s) may or may not be equal to the FASB ASC Topic 718 determined value.  For a discussion of valuation assumptions, see Note 12 — Stock Based Compensation to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

The following table shows the number of shares of restricted stock granted to each of our non-employee independent directors during the fiscal year ended December 31, 2014 and the closing price of our common stock on the date of grant.

Name	Grant Date	Number of Shares of Restricted Stock	Closing Price on Grant Date	Grant Date Fair Market Value
Jeffrey D. Alario	01/07/14	3,594	$8.35	$30,010
Douglas B. Benedict	01/07/14	3,343	$8.35	$27,914
Kelly C. Bloss	01/07/14	4,313	$8.35	$36,014
Robert J. DeValentino (3)	01/07/14	4,790	$8.35	$39,997
Edward J. Morea	01/07/14	2,875	$8.35	$24,006

(2)                     The table below summarizes the aggregate number of unvested restricted stock awards held by each of our non-employee directors as of December 31, 2014.  None of our non-employee directors have any unexercised vested stock option awards.

Name	Restricted Stock Awards
Jeffrey D. Alario	6,562
Douglas B. Benedict	5,852
Kelly C. Bloss	6,906
Edward J. Morea	2,875

(3)                          Mr. DeValentino retired as director October 31, 2013 in recognition of his years of service to the Company; the Board bestowed upon Mr. DeValentino the honorary title of Chairman Emeritus for the remainder of his term on the Board and awarded Mr. DeValentino 4,790 shares of common stock on January 7, 2014.

Compensation Committee Interlocks and Insider Participation

On May 5, 2014, Mr. Brian J. Kelley resigned as a member and Chairman of the Board’s Compensation Committee and as a member of the Board’s Audit Committee.  Mr. Kelley was appointed as Interim Chief Executive Officer on May 7, 2014. On August 25, 2014, the board appointed Mr. Kelley as its Chief Executive Officer and principal executive officer of the company. Mr. Kelley no longer serves on any Board committees.  No other members of our Compensation Committee: (1) was an officer or employee of our company or any of our subsidiaries during the year ended December 31, 2014; (2) was formerly an officer of our company or any of our subsidiaries; or (3) had any relationship requiring disclosure in this Annual Report pursuant to Securities and Exchange Commission rules.

In addition, none of our other executive officers served: (1) as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board) of another entity, one of whose executive officers served on our Compensation Committee; (2) as a director of another entity, one of whose executive officers served on our Compensation Committee; or (3) as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board) of another entity, one of whose executive officers served as a director of our company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below presents certain information, as of March 9, 2015, regarding persons known to us to be the beneficial owner of more than 5% of our common stock, with percentages based on 5,990,969 common shares outstanding.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficial Owned	Percent of Class
North Star Investment Management Corporation(1)	548,755	9.16%
Juniper Investment Company, LLC(2)	467,176	7.80%

(1)                                 Based on Schedule 13D filed with the Securities and Exchange Commission on December 31, 2014 by North Star Investment Management Corporation (“North Star”).  North Star reports sole voting and sole dispositive power with respect to 429,371 shares. and 115,255 shared dispositive power,

(2)                                 Based on a Schedule 13D/A filed with the Securities and Exchange Commission on December 31, 2014 by Juniper Investment Company, LLC, (“Juniper”).  Juniper reports sole voting and dispositive power with respect to 467,176 shares.

SECURITY OWNERSHIP OF MANAGEMENT

The table below presents certain information, as of April 14, 2015 regarding shares of our common stock held by: (1) each of our directors; (2) each of our named executive officers; and (3) all directors and executive officers as a group.

Name of Beneficial Owner	Title Class	Number of Shares Beneficially Owned (1) (2)		Percent of Class (1)

Jeffrey D. Alario	Common	19,276	(3)	*
Douglas B. Benedict	Common	12,837	(4)	*
Kelly C. Bloss	Common	20,003		*
Edward J. Morea	Common	6,812		*
William K. Birnie	Common	33,562	(5)	*
Brian H. Callahan	Common	54,050	(6)	*
Brian J. Kelley	Common	19,343		*
Mardoqueo Marquez, Jr.	Common	42,319	(7)	*

All Directors and Officers		208,202		3.48%

(1)                                 As reported by such persons as of, with percentages based on shares of common stock outstanding, except where the person has the right to receive shares within the next 60 days (as indicated in the other footnotes to this table), which increases the number of shares beneficially owned by such person and the number of shares outstanding.  Under the rules of the Securities and Exchange Commission, “beneficial ownership” is deemed to include shares for which an individual, directly or indirectly, has or shares voting or dispositive power, whether or not they are held for the individual’s benefit, and includes shares that may be acquired within 60 days, including, but not limited to, the right to acquire shares by the exercise of options.  Shares that may be acquired within 60 days are referred to in the footnotes to this table as “presently exercisable options.”  Unless otherwise indicated in the other footnotes to this table, each shareholder named in the table has sole voting and investment power with respect to all of the shares shown as owned by the shareholder.  We have omitted percentages of less than 1% from the table as noted by an asterisk.

(2)                                 The amount shown for each director and named executive officer includes shares of restricted stock.

(3)                                 The amount shown includes 400 shares of common stock held in a joint account with Mr. Alario’s spouse.

(4)                                 The amount shown includes 400 shares of common stock held by Mr. Benedict’s spouse.

(5)                                 The amount shown includes presently exercisable options to purchase 8,666 shares.

(6)                                 The amount shown includes presently exercisable options to purchase 13,666 shares.

(7)                                 The amount shown includes presently exercisable options to purchase 16,075 shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policies and Procedures for Review, Approval, or Ratification of Related Person Transactions

Transactions between our company and any director, executive officer or his or her immediate family members are subject to review and approval by our Audit Committee.

Although the Board has not established a written policy regarding the approval of related person transactions, when evaluating relationships and transactions, the Audit Committee considers:  (1) the nature of the related person’s interest in the transaction; (2) the material terms of the transaction, including the amount and type of transaction; (3) the importance of the transaction to the related person and to us; (4) whether the transaction would impair the judgment of a director or executive officer to act in our best interest; and (5) any other matters the committee deems appropriate.

To the extent that the transaction involves an independent director, consideration is also given, as applicable, to the listing standards of the NYSE MKT and other relevant rules related to independence.

In addition, the Audit Committee reviews existing related person transactions, if any, at least annually.

Director Independence

The Board has determined each of our non-employee directors is independent pursuant to the independence standards of the NYSE MKT.

Item 14. Principal Accountant Fees and Services

Fees Paid to Auditors

The following table shows the fees for professional services provided by Ernst & Young LLP during the years ended December 31,

	2014	2013
Audit Fees	$460,050	$568,448
Audit Related Fees	2,157	2,157
Tax Fees	6,000	—
	$468,207	$570,605

Audit Fees

Audit fees paid to Ernst & Young LLP during the year ended December 31, 2014 and December 31, 2013, respectively were for professional services rendered in connection with the integrated audit of our consolidated financial statements, the review of financial statements included in our Quarterly Reports on Form 10-Q, the audit of the Annual Report on Form 11-K for the Alteva 401(k) plan and issuance of consents.  Audit fees paid to Ernst & Young LLP during the year ended December 31, 2013 also included professional services rendered in connection with the audit of our internal control over financial reporting.

Audit-Related Fees

Audit-related fees paid to Ernst & Young LLP during the year ended December 31, 2014 and December 31, 2013 were for a subscription to its online accounting research tool.

Tax Fees

Tax fees paid to Ernst & Young LLP during the year ended December 31, 2014 were for professional services rendered in connection with tax planning strategies related to the O-P investment.

Pre-approval Policy

The Audit Committee pre-approves all audit and permitted non-audit services performed for us by our independent registered public accounting firm.  The Audit Committee considers each service individually and in advance of its performance and does not currently have a pre-established set of criteria that could be applied to services without requiring separate consideration by the committee.  In determining whether to approve a particular permitted non-audit service, the Audit Committee considers all ways in which such service could compromise or appear to compromise the independence of our independent registered public accounting firm.

For the year ended December 31, 2014, Ernst & Young LLP provided no services to us other than those described above.  All such services provided by and fees paid to Ernst & Young LLP were pre-approved by the Audit Committee.

Independence Analysis by Audit Committee

The Audit Committee has considered whether the provision of services described above was compatible with maintaining the independence of Ernst & Young LLP and determined that the provision of such services was compatible with such firm’s independence.

PART IV

Item 15.  INDEX TO EXHIBITS

(31)                          Rule 13a-14(a)/15d-14(a) Certifications

*31.1                 Rule 13a-14(a)/15d-14(a) Certification of Brian J. Kelley, Chief Executive Officer

*31.2                 Rule 13a-14(a)/15d-14(a) Certification of Brian H. Callahan, Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer

*                         Exhibit filed with this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTEVA, INC.

By:	/s/ Brian J. Kelley
Brian J. Kelley
Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2015