Form 10-Q
period 2015-03-31
ALTEVA, INC.
filed 2015-05-15
CIK 104777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of Alteva, Inc. common stock outstanding as of May 7, 2015 was 5,998,231.

Part I — Financial Information

Item 1.  Financial Statements

ALTEVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014

Operating revenues:
Unified Communications	$4,461	$4,211
Telephone	3,293	3,313

Total operating revenues	7,754	7,524

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization expense)	3,143	3,052
Selling, general and administration expenses	5,055	5,698
Depreciation and amortization	1,242	903
Restructuring costs and other special charges	—	100

Total operating expenses	9,440	9,753

Operating loss	(1,686)	(2,229)

Other income:
Interest income (expense), net	9	(139)
Income from investment	—	2,040
Other income, net	1,501	21

Total other income, net	1,510	1,922

Loss before income taxes	(176)	(307)

Income tax expense (benefit)	18	(58)

Net loss	(194)	(249)

Preferred dividends	6	6

Net loss applicable to common stock	$(200)	$(255)

Basic loss per common share	$(0.03)	$(0.04)

Diluted loss per common share	$(0.03)	$(0.04)

Weighted average shares of common stock used to calculate loss per common share:
Basic	5,829	6,161
Diluted	5,829	6,161

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2015	2014

Net loss	$(194)	$(249)

Other comprehensive income (loss):
Defined benefit pension plans:
Amortization of prior service costs	25	(35)
Amortization of actuarial gain	217	183
Other comprehensive income	242	148

Comprehensive income (loss)	$48	$(101)

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$22,791	$24,047
Trade accounts receivable - net of allowance for uncollectibles - $404 and $402 at March 31, 2015 and December 31, 2014, respectively	2,855	2,737
Other accounts receivable	2,038	488
Materials and supplies	188	167
Prepaid expenses	654	349
Prepaid income taxes	262	311
Deferred income taxes	28	43
Total current assets	28,816	28,142

Property, plant and equipment, net	11,587	12,384
Intangibles, net	4,808	5,020
Seat licenses, net	1,510	1,543
Goodwill	9,006	9,006
Other assets	1,060	1,023
Total assets	$56,787	$57,118

Liabilities and Shareholders’ Equity

Current liabilities
Short-term debt	$346	$325
Accounts payable	1,152	1,216
Advance billing and payments	284	274
Accrued taxes	886	1,056
Pension and post retirement benefit obligations	276	276
Accrued wages	731	1,036
Other accrued expenses	3,049	2,885
Total current liabilities	6,724	7,068

Long-term debt	333	295
Deferred income taxes	767	766
Pension and postretirement benefit obligations	8,758	8,833
Total liabilities	16,582	16,962

Shareholders’ equity
Preferred shares - $100 par value, authorized and issued shares of 5; $0.01 par value, authorized and unissued shares of 10,000	500	500
Common stock - $0.01 par value, authorized shares of 10,000; issued shares of 6,877 and 6,826 at March 31, 2015 and December 31, 2014, respectively	69	69
Treasury stock - at cost, 902 and 885 common shares at March 31, 2015 and December 31, 2014, respectively	(8,229)	(8,077)
Additional paid in capital	14,206	14,047
Accumulated other comprehensive loss	(3,755)	(3,997)
Retained earnings	37,414	37,614
Total shareholders’ equity	40,205	40,156
Total liabilities and shareholders’ equity	$56,787	$57,118

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(194)	$(249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,242	903
Stock based compensation expense	159	306
Deferred income taxes	16	62
Non cash gain on lease termination	(1,500)	—
Undistributed earnings from equity investment	—	(2,040)
Other non-cash operating activities	(2)	51
Changes in assets and liabilities:
Trade accounts receivable	(118)	(290)
Prepaid expenses and other assets	(363)	(473)
Accounts payable and accrued expenses	(118)	555
Accrued taxes	(170)	(489)
Pension and postretirement benefit obligations	167	70

Net cash used in operating activities	(881)	(1,594)

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(89)	(48)
Proceeds from sale of assets	—	33
Net cash used in investing activities	(89)	(15)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from debt	—	1,300
Repayment of debt and capital leases	(128)	(664)
Purchase of treasury stock	(152)	(398)
Dividends (Preferred)	(6)	(6)

Net cash (used in) provided by financing activities	(286)	232

Net change in cash and cash equivalents	(1,256)	(1,377)

Cash and cash equivalents at beginning of period	24,047	1,636

Cash and cash equivalents at end of period	$22,791	$259

Supplemental disclosure of non-cash investing activities:
Acquisition of equipment and seat licenses under capital leases	$188	$242
Seat licenses acquired but not paid	$111	$114

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results and cash flows for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire year.  The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions and balances have been eliminated.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Revenue from these pooling arrangements which includes Universal Service Funds (“USF”) and National Exchange Carrier Association (“NECA”) pool settlements, accounted for 4% and 2% of the Company’s consolidated revenues for the three months ended March 31, 2015 and 2014, respectively.

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

The Company only has goodwill that is associated with its UC segment, resulting from the purchase of certain assets and certain liabilities of Alteva, LLC in 2011.  The Company is not aware of any events or circumstances that occurred during the three months ended March 31, 2015 that would have more likely than not reduced the fair value of this reporting unit below its carrying value.

Income Taxes

The Company records deferred taxes that arise from temporary differences between the financial statement and the tax basis of assets and liabilities.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred tax assets and deferred tax liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.  The Company’s deferred taxes result principally from differences in the timing of depreciation, in the accounting for pensions and other postretirement benefits, and state net operating loss carryforwards.

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

Accounting Policies

There were no material changes to the Company’s other accounting policies as presented in Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2014.

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

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  The update provides guidance on how to account for certain share-based payment awards where employees would  be eligible to vest in the award regardless of whether the employee is still rendering service on the date the performance target is achieved.  The standard is effective for annual and interim periods within those annual periods beginning after December 15, 2015.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2014-12 to have a material impact to its consolidated results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09) to supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP.  On April 1, 2015, the FASB proposed to extend the effective date of ASU 2014-09 from reporting periods beginning after December 15, 2016 to reporting periods beginning after December 15, 2017.  Upon the conclusion of the 30 day period for public comment, the proposal will be decided upon.  ASU 2014-09 can be adopted using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09.  The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements and has not yet selected a transition method, nor has it determined the effect on its ongoing financial reporting.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 revised guidance to only allow disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations, as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. ASU 2014-08 is effective for interim and annual reporting periods beginning after December 15, 2014. The Company adopted ASU 2014-08 effective January 1, 2015 and the adoption did not have a significant impact on the Company’s consolidated financial statement presentation.

NOTE 3:  SEAT LICENSES AND OTHER INTANGIBLE ASSETS

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual value. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

The components of seat licenses are as follows:

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of March 31, 2015
Seat licenses	5 years	$3,047	$(1,537)	$1,510

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of December 31, 2014
Seat licenses	5 years	$2,936	$(1,393)	$1,543

The components of other intangible assets are as follows:

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of March 31, 2015
Customer relationships	8 years	$5,400	$(2,475)	$2,925
Trade name	15 years	2,400	(586)	1,814
Website	12 years	95	(26)	69
Total		$7,895	$(3,087)	$4,808

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of December 31, 2014
Customer relationships	8 years	$5,400	$(2,306)	$3,094
Trade name	15 years	2,400	(547)	1,853
Website	12 years	95	(22)	73
Total		$7,895	$(2,875)	$5,020

NOTE 4:  ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

The Company was a limited partner in the Orange County-Poughkeepsie Limited Partnership (“O-P”) and had an 8.108% limited partnership interest in the O-P until April 30, 2014, which was accounted for under the equity method of accounting.  The majority owner and general partner of the O-P is Verizon Wireless of the East LP (“Verizon”).

On April 30, 2014, the Company exercised the Put option and sold all of its ownership interest in the O-P for gross proceeds of $50 million, which resulted in a gain on the sale of $49.8 million.  The Company will not receive any income from the O-P after April 30, 2014.  The Company used a portion of the proceeds to repay all of the then outstanding borrowings under the TriState credit facility and paid taxes on the gain. The Company expects to use the remaining gross proceeds, among other things, to fund a special cash dividend, working capital needs and support growth initiatives. The Company may, in its discretion, use the gross proceeds for other purposes.

Pursuant to the equity method accounting of the Company’s investment income, the Company is required to record the income from the O-P as an increase to the Company’s investment account.  On May 26, 2011, the Company entered into an agreement (the “4G Agreement”) with Verizon and Cellco Partnership (d/b/a Verizon Wireless), the other limited partner, in the O-P to make certain changes to the O-P partnership agreement.  The 4G Agreement provided for guaranteed annual cash distributions to the Company through 2013.  The Company was therefore required to apply the cash payments made as a return on its investment when received.   As a result of receiving the fixed guaranteed cash distributions from the O-P in excess of the Company’s proportionate share of the O-P income, the investment account was reduced to zero during 2012. Thereafter, the Company recorded the fixed guaranteed cash distributions that were received from the O-P in excess of the proportionate share of the O-P income directly to the Company’s statement of operations as other income.  In 2014 when the guaranteed distribution ceased, the Company returned to recording the income from the O-P as in increase to the Company’s investment account and any cash payments received were applied as a return on its investment.  As of March 31, 2015 and December 31, 2014, the investment account was zero.

The following summarizes the income statement (unaudited) for the three months ended March 31, 2014 that the O-P provided to the Company:

For the three months ended
($ in thousands)	March 31, 2014
Net sales	$84,441
Cellular service cost	37,610
Operating expenses	21,689
Operating income	25,142
Other income	19
Net income	$25,161
Company’s share	$2,040

NOTE 5: DEBT OBLIGATIONS

Debt obligations consisted of the following at March 31, 2015 and December 31, 2014:

	As of
($ in thousands)	March 31, 2015	December 31, 2014
Short-term debt:
Capital leases and other borrowings, current portion	$346	$325

Long-term debt:
Capital leases and other borrowings	333	295
Total debt obligations	$679	$620

On November 7, 2014, the Company entered into a demand line of credit with TriState (the “Demand Line of Credit”) to allow for borrowings up to $5.0 million. The Company borrows or repays its debt as needed based upon its working capital obligations.  It is up to the discretion of TriState to approve borrowings within the allowed line of credit limit and TriState may, at any time, demand that the Company make payment on an outstanding balance. There are no financial covenants under the Demand Line of Credit.  As of March 31, 2015, the Company did not have any outstanding balance under the Demand Line of Credit.

NOTE 6:  INCOME TAXES

The effective tax rate for the three months ended March 31, 2015, and March 31, 2014 was (10%) and 19%, respectively.  We determined our interim tax provision by developing an estimate of the annual effective tax rate and applying such rate to interim pre-tax results. The estimated rate includes projections of tax expense on the expected increase in our valuation allowance for deferred tax assets.  The estimated effective tax rate differed from the U.S. statutory rate primarily due to the expected increase in the valuation allowance, which resulted in an overall tax expense recorded for the period ended March 31, 2015.

As of March 31, 2015 and December 31, 2014, the Company carried a full valuation allowance against its deferred tax assets because management determined that it was not more likely than not that it would realize the benefits of such deferred tax assets. The Company maintains a deferred tax liability related to indefinite lived intangibles.

Accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless they are expected to be paid within one year.  The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements as of March 31, 2015 and December 31, 2014.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. For the three months ended March 31, 2015 and 2014, there was no interest expense relating to unrecognized tax benefits.

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

NOTE 7:  PENSION AND POSTRETIREMENT OBLIGATIONS

The components of net periodic cost (benefit) for the three months ended March 31, 2015 and 2014 are as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended		For the three months ended
($ in thousands)	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Service cost	$—	$—	$3	$3
Interest cost	200	212	26	32
Expected return on plan assets	(223)	(225)	(8)	(8)
Amortization of prior service cost	14	14	11	(49)
Recognized actuarial loss (gain)	237	177	(20)	6

Net periodic benefit cost (benefit)	$228	$178	$12	$(16)

For the three months ended March 31, 2015 and March 31, 2014, the Company has contributed $0.1 million and $0.1 million, respectively, to its pension and postretirement benefits plans. The amortization of prior service cost and recognized actuarial (gain) loss included in pension and postretirement expense represent reclassifications out of other comprehensive income (loss).

NOTE 8:    STOCK BASED COMPENSATION

The Company has a shareholder approved long-term incentive plan (the “LTIP”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock. There are 1.1 million shares of common stock authorized for issuance under the LTIP.  Shares available for grant under the LTIP may be either authorized, but unissued shares or shares that have been reacquired by the Company and designated as treasury shares. As of March 31, 2015 and December 31, 2014, 405,666 and 420,392 shares of the Company’s common stock were available for grant under the LTIP. The LTIP permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares. The exercise price per share of the Company’s common stock purchasable under any stock option or stock appreciation right may not be less than 100% of the fair market value of one share of common stock on the date of grant. The term of any stock option or stock appreciation right may not exceed ten years. The LTIP also provides plan participants with a cashless mechanism to exercise their stock options. Issued restricted stock, stock options and restricted stock units are subject to vesting restrictions.

Restricted Stock Awards

Stock-based compensation expense for restricted stock awards was $0.2 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively, and was recorded within selling, general, and administrative expenses.  Restricted stock awards are amortized over their respective vesting periods of two or three years.  The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis.

The following table summarizes the restricted common stock activity for the three months ended March 31, 2015:

	For the three months ended
	March 31, 2015
	Shares	Weighted Average Fair Value

Balance - nonvested at January 1, 2015	124,578	$9.84
Granted	54,452	7.34
Vested	(59,594)	9.25
Forfeited	(3,333)	9.94
Balance - nonvested at March 31, 2015	116,103	$8.58

The total grant-date fair value of restricted stock vested for the three months ended March 31, 2015 was $0.6 million.  As of March 31, 2015, $0.9 million of total unrecognized compensation expense related to restricted common stock is expected to be recognized over a weighted average period of approximately 2.79 years.

Stock Options

The following tables summarize stock option activity for the three months ended March 31, 2015, along with stock options exercisable at the end of the period:

	For the three months ended
	March 31, 2015
Options	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)

Outstanding - Beginning of period	327,003	$12.18
Forfeited or expired	(20,155)	11.14
Outstanding - End of period	306,848	$12.25	6.53

Vested and Expected to Vest at March 31, 2015	291,506
Exercisable at March 31, 2015	216,794

The fair value of the stock-based awards was estimated using the Black-Scholes model.  No options were granted during the three months ended March 31, 2015.

As of March 31, 2015, the amount of unrecognized compensation expense related to stock options awards is expected to be de minimis.

Stock-based compensation expense resulting from stock options granted to employees was de minimis for the three months ended March 31, 2015 and 2014 and was recorded within selling, general and administrative expenses.

Shareholder Rights Plan

On September 2, 2014, in connection with an unsolicited, non-binding acquisition proposal, the Company’s Board of Directors (the “Alteva Board”) adopted a Stockholder Rights Plan that provides for the distribution of one right for each share of common stock outstanding.  Each right entitles the holder to purchase one one-thousandth (1/1000th) of a share of Series A Junior Participating Preferred Stock, par value of $0.01 per share, of the Company (the “Preferred Stock”) at a price of $22.20 per one-thousandth of a share of Preferred Stock, subject to adjustment.  The rights generally become distributed and exercisable at the discretion of the Alteva Board following a public announcement that 20% or more of the Company’s common stock has been acquired or an intent to acquire has become apparent.  The rights will expire on September 1, 2015, unless the final expiration date is advanced or extended or unless the rights are earlier redeemed or exchanged by the Company. Further description and terms of the rights are set forth in the Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC.  As of March 31, 2015, the Company is not aware of the occurrence of any events that would trigger the rights under the plan.

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

As of March 31, 2015, the Company repurchased 11,057 shares under the repurchase program at a value of $0.1 million.  Shares were purchased on the open market at the prevailing days’ stock price, plus transaction costs.

NOTE 9:  EARNINGS (LOSS) PER SHARE

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

For the three months ended March 31, 2015 and 2014, the Company experienced a net loss.  As a result, the effect of participating securities was excluded from the computation of basic and diluted EPS.  The net losses were not allocated because the restricted stockholders are not required to fund losses.

The weighted average number of shares of common stock used in basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 was as follows:

	For the three months ended March 31,
(amounts in thousands, except for per share)	2015	2014

NUMERATOR:
Net loss applicable to common stock before participating securities	$(200)	$(255)
Less: income applicable to participating securities (1)	—	—
Net loss applicable to common stock	$(200)	$(255)

DENOMINATOR:
Weighted average shares outstanding - Basic and Diluted (2)	5,829	6,161

EPS:
Net loss per share - Basic and Diluted	$(0.03)	$(0.04)

(1)         For the three months ended March 31, 2015 and 2014, the Company had 0.1 million and 0.4 million, respectively in nonvested participating securities.  As the participating securities do not participate in losses, there was no allocation of loss for the three months ended March 31, 2015 or March 31, 2014.

(2)         For the three months ended March 31, 2015 and 2014, potentially dilutive shares related to out of the money common stock options that were excluded from EPS, as their effect was anti-dilutive, were nominal.

NOTE 10:  SHAREHOLDERS’ EQUITY

A summary of the changes to shareholders’ equity for the three months ended March 31, 2015 and 2014 is provided below:

	For the three months ended March 31,
($ in thousands)	2015	2014
Shareholders’ equity, beginning of period	$40,156	$13,006
Net loss	(194)	(249)
Dividends paid on preferred stock	(6)	(6)
Stock based compensation	159	306
Treasury stock purchases	(152)	(398)
Changes in pension and postretirement benefit plans	242	148

Shareholders’ equity, end of period	$40,205	$12,807

NOTE 11:  SEGMENT INFORMATION

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

The Telephone segment operates as an ILEC in southern Orange County, New York and northern New Jersey.  The Telephone segment consists of providing local and toll telephone service, high-speed broadband and fiber Internet access services and satellite video services to residential and business customers.  The ILEC service areas are primarily rural and have an estimated population of 50,000.  We also operate as a CLEC in Middletown, New York, Scotchtown, New York and Vernon, New Jersey.

The segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.  All intersegment transactions are shown net of eliminations.

Segment statement of operations information for the three months ended March 31, 2015 and 2014 is set forth below:

	For the three months ended March 31,
	2015			2014
	UC	Telephone	Consolidated	UC	Telephone	Consolidated

Operating Revenues	$4,461	$3,293	$7,754	$4,211	$3,313	$7,524

Operating Expenses
Cost of services and products	2,163	980	3,143	2,026	1,026	3,052
Selling, general and administrative expense	3,123	1,932	5,055	3,661	2,037	5,698
Depreciation and amortization	860	382	1,242	521	382	903
Restructuring costs and other special charges	—	—	—	56	44	100
Total Operating Expenses	6,146	3,294	9,440	6,264	3,489	9,753

Operating Loss	(1,685)	(1)	(1,686)	(2,053)	(176)	(2,229)
Interest income (expense), net			9			(139)
Income from investment			—			2,040
Other income, net			1,501			21
Loss before income taxes			$(176)			$(307)

The assets for the UC segment decreased during the three months ended March 31, 2015 primarily as a result of accelerated depreciation/amortization of office equipment and leasehold improvements associated with the exit of the office lease (see Note 13).

NOTE 12:    COMMITMENTS AND CONTINGENCIES

The Company is party, from time to time, to various legal proceedings, including patent infringement claims, regulatory investigations and tax examinations incidental to its business.  The Company continually monitors these legal proceedings, regulatory investigations and tax examinations to determine the impact and any required accruals.

On March 31, 2014, David J. Cuthbert was terminated as President and Chief Executive Officer of Alteva.  The Company notified Mr. Cuthbert that his termination was for “cause” and, as such, Mr. Cuthbert was not entitled to any of the benefits provided for under his employment agreement dated March 5, 2013, including cash severance and the acceleration of vesting on any unvested equity instruments.  Mr. Cuthbert disputed the Company’s basis for termination and claimed that he was due his full severance benefits.  The Company accrued $100,000 during the three months ended March 31, 2014, and reported this amount in the statement of operations under restructuring costs and other special charges.  As the Company did not want to incur further legal fees or the risk of distraction of a protracted legal dispute, on October 16, 2014, the Company, through mediation, entered into a settlement agreement and mutual release agreement (the “Settlement Agreement”) with Mr. Cuthbert.  In consideration for Mr. Cuthbert’s execution of the Settlement Agreement, the Company agreed to pay to Mr. Cuthbert the amount of $0.75 million less certain taxes and withholdings, which was paid out on October 28, 2014.

During the year ended December 31, 2014, the Company was named as a party to a lawsuit from Sprint regarding a certain tariff charge (IntraMTA carrier charge) billed by Alteva, paid by Sprint over a number of years that had not previously been disputed. Sprint has filed similar lawsuits against other carriers related to the same tariff charges. The Company has filed a motion to dismiss.  The amount of the claim filed by Sprint is for $0.2 million; however the Company has not been able to substantiate the basis for the claim amount and therefore, has not recorded an accrual as of March 31, 2015.

NOTE 13:    OFFICE RELOCATION

In February 2015, the Company entered into an agreement to terminate the lease for its corporate headquarters in Philadelphia, PA.  As part of this agreement, the Company is entitled to receive a payment of $1.5 million as long as the Company vacates the facility by May 18, 2015.  If the Company vacates the facility at a later date, it will forego $250,000 of the termination payment.  In connection with the lease termination, the Company has recognized other income of $1.5 million during the three months ended March 31, 2015 in the statement of operations.  The Company will depreciate the remaining net book value of the leasehold improvements and furniture and fixtures associated with the old headquarters, and recognize the remaining deferred rent liability through the expected move date of May 18, 2015. The statement of operations includes accelerated depreciation of $0.4 million reported in depreciation and amortization as well as accelerated deferred rent of $0.2 million reported in selling, general and administration expenses in the UC Segment. At March 31, 2015, the Company had leasehold improvements and furniture and fixtures with a net book value of $0.4 million and deferred rent of $0.2 million recognized in the balance sheet related to this leased facility.  These amounts will be reported in depreciation and amortization and selling, general and administration expenses, respectively, in the UC Segment during the second quarter 2015.

In connection with the lease termination, the Company entered into a lease for a new corporate headquarters in Philadelphia, PA dated February 27, 2015.  The terms of the lease are for 10 full years with minimum rental payments of $0.4 million for the first full twelve month period, escalating by 2.5% each year thereafter.  The first full twelve month period is expected to begin on June 1, 2015 since the Company is expected to begin operating from the new location on May 18, 2015.  Per the agreement, the Company will pay a per diem rate from the date it begins operating from the new location until the first day of the first full month.

NOTE 14:    SUBSEQUENT EVENTS

Special Cash Dividend

On May 14, 2015, the Company’s Board of Directors authorized and declared a special cash dividend of $2.60 on each outstanding common share.

The record date for the special cash dividend is the close of business on June 19, 2015, and the payment date for the dividend is June 30, 2015. At $2.60 per share, the special cash dividend represents approximately 36.0% of the Company’s closing stock price on May 14, 2015. Pursuant to NYSE MKT policy, when a dividend is declared in a per share amount that exceeds 20% of a company’s stock price, the date on which that company’s shares will begin to trade without the dividend, or ex-dividend, is the first business day following the payable date. The Company expects, in accordance with this policy, that the ex-dividend date as set by NYSE MKT will be July 1, 2015, the first business day following the payable date for the special cash dividend. If so, shareholders of record on the record date who sell their shares prior to the ex-dividend date will be required by the exchange to give the purchaser a due bill, covering the amount of the dividend, to be redeemed on the date fixed by the exchange.

Stock Repurchase Program

On May 14, 2015, the stock repurchase program that was authorized in August 2014 was terminated by the Company’s Board of Directors in connection with approving the special cash dividend.

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

Overview

Alteva, Inc. (we, our or us) is a cloud-based communications company that provides Unified Communication (“UC”) solutions, including enterprise hosted VoIP and we operate a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey. Our UC segment delivers cloud-based UC solutions including BroadSoft-based VoIP integrated with Microsoft Lync, Microsoft Exchange, Google Apps for Business, leading customer relationship management (“CRM”) applications such as Salesforce.com and Bring-Your-Own-Device (BYOD) solutions for Mobility, which allows users to take advantage of all of the features available to them no matter where they are located or what device they are using.  Our Telephone segment consists of our ILEC operations that provide local and toll telephone service to residential and business customers, internet high-speed broadband service, and DIRECTV. Our cloud-based Unified Communication as a Service (“UCaaS”) solutions are focused on medium, large and enterprise markets, which are defined as 20-1,000 users per location. We meet our customers’ unique needs for a business communications solution that integrates multi-location, mobility, business productivity and analytics, into a single seamless experience.

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

Executive Summary

	Three months ended March 31, 2015				Three months ended March 31, 2014				Change
		% of Total	Operating	Operating		% of Total	Operating	Operating		Operating
($ in thousands)	Revenue	Revenue	Loss	Margin	Revenue	Revenue	Loss	Margin	Revenue	Loss
UC	$4,461	58%	$(1,685)	(38)%	$4,211	56%	$(2,053)	(49)%	$250	$368
Telephone	3,293	42%	(1)	(0)%	3,313	44%	(176)	(5)%	(20)	175

Total	$7,754	100%	$(1,686)	(22)%	$7,524	100%	$(2,229)	(30)%	$230	$543

Revenues increased 3% to $7.8 million for the three months ended March 31, 2015, in comparison to $7.5 million for the three months ended March 31, 2014.  The increase is primarily due to our UC license and usage revenues. During the three months ended March 31, 2015, we had an operating loss of $1.7 million, compared to an operating loss of $2.2 million for the three months ended March 31, 2014.  The decrease in operating loss was attributable to lower corporate selling, general and administrative expenses as a result of our cost reduction initiatives, offset by higher depreciation expense incurred in connection with the acceleration of depreciation associated with leasehold improvements to be written off in connection with the upcoming lease exit in May 2015. During the three months ended March 31, 2015 and March 31, 2014, we had net losses of $0.2 million.For the past several years, we have experienced declines in telephone access lines within our Telephone segment due to sustained competition and cellular substitution for landline telephone services in our regulated franchise area that has reduced revenue in this segment. We partially offset the decline in telephone access lines by focusing our efforts on identifying and pursuing growth opportunities to increase our ILEC broadband Internet business.

Results of Operations for the three months ended March 31, 2015 and 2014

OPERATING REVENUES

	For the three months ended March 31, 2015		For the three months ended March 31, 2014		Change
		% of Total		% of Total
($ in thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
UC	$4,461	58%	$4,211	56%	$250
Telephone	3,293	42%	3,313	44%	(20)
Total	$7,754	100%	$7,524	100%	$230

Revenues for our UC segment increased 6% for the three months ended March 31, 2015 compared to the same period in 2014.  This increase was primarily associated with a $0.3 million increase in license and usage revenue from the segment’s organic growth.  Revenues for our Telephone segment were relatively unchanged for the three months ended March 31, 2015 compared to the same period in 2014 as a result of continued access line losses being offset by higher revenue from pooling arrangements, an increase in access line rates and modest growth in broadband Internet services revenues.

OPERATING EXPENSES

	UC			Telephone			Consolidated
	For the Three Month Ended March 31,			For the Three Month Ended March 31,			For the Three Month Ended March 31,
(in thousands)	2015	2014	Change	2015	2014	Change	2015	2014	Change
Cost of services and products	$2,163	$2,026	$137	$980	$1,026	$(46)	$3,143	$3,052	$91
Selling, general and administrative	3,123	3,661	(538)	1,932	2,037	(105)	5,055	5,698	(643)
Depreciation and amortization	860	521	339	382	382	—	1,242	903	339
Restructuring costs and other special charges	—	56	(56)	—	44	(44)	—	100	(100)
Total operating expenses	$6,146	$6,264	$(118)	$3,294	$3,489	$(195)	$9,440	$9,753	$(313)

Operating expenses declined 3% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to selling, general and administrative expenses decreasing 11%.  This decrease was driven by cost reduction initiatives and management changes in 2014 as well as a reduction in rent expense during the quarter as a result of the accelerated amortization of deferred rent in connection with the office lease exit (see Note 13).

Cost of Services and Products

Cost of services and products for our UC segment increased 7% for three months ended March 31, 2015 compared to the same period in 2014 due to the increase in users.

Cost of services and products for our Telephone segment decreased 4% for three months ended March 31, 2015 compared to the same period in 2014 primarily due to cost savings in our circuits and carrier access billing services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 11% for the three months ended March 31, 2015 compared to the same period primarily as a result of the $0.2 million favorable impact from deferred rent amortization associated with the lease exit (see Note 13).  Cost savings continued to be realized in connection with management changes and staff rationalization.

Depreciation and Amortization Expense

Depreciation and amortization expense in the UC segment increased 65% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the accelerated depreciation of leasehold improvements to be written off in connection with the office lease exit (see Note 13).

TOTAL OTHER INCOME (EXPENSE)

	For the Three Month Ended March 31,
(in thousands)	2015	2014	Change
Interest income (expense), net	$9	$(139)	$148
Income from investment	—	2,040	(2,040)
Other income, net	1,501	21	1,480

Total other income, net	$1,510	$1,922	$(412)

Total other income decreased 21% for the three months ended March 31, 2015, as compared to same period in 2014. The decrease reflected the loss of O-P investment income that was largely offset by the recorded gain on our lease termination (see Note 13).

INCOME TAXES

For the three months ended March 31, 2015, we had an income tax expense of $18,000, or 10% of loss before income taxes, as compared to an income tax benefit of $58,000, or 19% of loss before income taxes, for the three months ended March 31, 2014.  The estimated effective tax rate for each period includes projections of tax expense on the expected change in our valuation allowance for deferred tax assets. The estimated effective tax rate differed from the U.S. statutory rate primarily due to the expected increase in the valuation allowance, which resulted in an overall tax expense recorded for the period ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We had $22.8 million of cash and cash equivalents at March 31, 2015, as compared with $24.0 million at December 31, 2014.  Our source of cash flows is primarily generated from operations. We sold all of our ownership interest in the O-P on April 30, 2014 for gross proceeds of $50 million (see Note 4).  We will not receive any income from the O-P after April 30, 2014.  We used a portion of the proceeds to repay all of the outstanding borrowings under the TriState credit facility and pay taxes on the related gain.  We expect the remaining gross proceeds to be used to fund a special cash dividend, working capital needs and support growth initiatives.

On November 7, 2014, we entered into a new demand line of credit with TriState (the “Demand Line of Credit”) to allow for borrowings up to $5.0 million.  We borrow or repay our debt as needed based upon our working capital obligations.  It is up to the discretion of TriState to approve borrowings within the allowed line of credit limit and TriState may, at any time, demand that we make payment on an outstanding balance. As of March 31, 2015, the Company did not have any outstanding balance under the Demand Line of Credit.

On May 14, 2015, our Board of Directors authorized and declared a special cash dividend of $2.60 on each outstanding common share. (see Note 14).

On May 14, 2015, the stock repurchase program that was authorized in August 2014 was terminated by our Board of Directors in connection with approving the special cash dividend.

CASH FROM OPERATING ACTIVITIES

Net cash used in operating activities decreased from March 31, 2014 to March 31, 2015.  During the first quarter of 2015, depreciation and amortization was higher due to the accelerated depreciation of assets associated with terminating the lease for our headquarters in Philadelphia, PA and vacating the facility.  This was offset by the add back of the $1.5 million termination payment we expect to receive from the landlord during the second quarter of 2015.  During the first quarter of 2014, we recorded $2.0 million of income from O-P, however the distribution of this income was not received until May 2014.  We did not receive cash from the O-P during the three months ended March 31, 2014.

CASH FROM INVESTING ACTIVITIES

Net cash used in investing activities was relatively unchanged from March 31, 2014 to March 31, 2015.  Net cash used in investing activities for the three months ended March 31, 2015 and 2014 was de minimis and due to the purchase of VoIP equipment for the UC segment and circuit equipment, pole lines, cable and wiring for the telephone segment.

CASH FROM FINANCING ACTIVITIES

Net cash used by financing activities during the three months ended March 31, 2015 was $0.3 million compared to cash provided by financing activities of $0.2 million for the three months ended March 31, 2014.  During the three months ended March 31, 2015, we purchased $0.2 million of treasury shares from employee restricted stock vestings and made capital lease payments totaling $0.1 million.  The financing activities for the three months ended March 31, 2014 were attributed to the repayment of debt of $0.7 million offset by $1.3 million of net borrowings from our TriState credit facility to fund working capital needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any material market risk. Our exposure to changes in interest rates results from our borrowing activities. There were no material changes to our quantitative disclosure about market risk as presented in item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial and Accounting Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial and Accounting Officer) have concluded that our disclosure controls and procedures were effective as of March 31, 2015. There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. - RISK FACTORS

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

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

10.2	400 Market Street Office Lease as of February 27, 2015 between Alteva, Inc. and 400 Market L.P.
31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Brian J. Kelley, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Brian J. Kelley, Chief Executive Officer.
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

Alteva, Inc.
(Registrant)

Date: May 15, 2015	/s/ Brian J. Kelley
Brian J. Kelley
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2015	/s/ Brian H. Callahan
Brian H. Callahan
Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

3.1	Articles of Incorporation, as amended, are incorporated herein by reference from Exhibit 3(i) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

3.2	By-Laws, as amended, are incorporated herein by reference from Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

10.2	400 Market Street Office Lease as of February 27, 2015 between Alteva, Inc. and 400 Market L.P.

31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Brian J. Kelley, Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Brian H. Callahan, Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Brian J. Kelley, Chief Executive Officer.

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