Form 10-Q
period 2015-06-30
ALTEVA, INC.
filed 2015-08-14
CIK 104777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 001-35724

Alteva, Inc.

(Exact name of registrant as specified in its charter)

New York	14-1160510
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 Market Street, Suite 1100
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

The number of shares of Alteva, Inc. common stock outstanding as of August 7, 2015 was 6,000,731.

Part I — Financial Information

Item 1.  Financial Statements

ALTEVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Operating revenues:
Unified Communications	$4,524	$4,234	$8,985	$8,445
Telephone	3,370	3,370	6,663	6,683

Total operating revenues	7,894	7,604	15,648	15,128

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization expense)	3,343	2,867	6,486	5,919
Selling, general and administration expenses	5,594	5,262	10,649	10,960
Depreciation and amortization	1,250	919	2,492	1,822
Restructuring costs and other special charges	—	—	—	100

Total operating expenses	10,187	9,048	19,627	18,801

Operating loss	(2,293)	(1,444)	(3,979)	(3,673)

Other income:
Interest income (expense), net	3	(54)	12	(193)
Income from investment	—	50,333	—	52,373
Other (expense) income, net	(11)	6	1,490	27

Total other (expense) income, net	(8)	50,285	1,502	52,207

(Loss) income before income taxes	(2,301)	48,841	(2,477)	48,534

Income tax (benefit) expense	(475)	17,304	(457)	17,246

Net (loss) income	(1,826)	31,537	(2,020)	31,288

Preferred dividends	7	7	13	13

Net (loss) income applicable to common stock	$(1,833)	$31,530	$(2,033)	$31,275

Basic (loss) earnings per common share	$(0.31)	$5.19	$(0.35)	$5.11

Diluted (loss) earnings per common share	$(0.31)	$5.19	$(0.35)	$5.11

Weighted average shares of common stock used to calculate loss per common share:
Basic	5,859	5,917	5,844	5,842
Diluted	5,859	5,917	5,844	5,842

Dividends declared per common share	$2.60	$—	$2.60	$—

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net (loss) income	$(1,826)	$31,537	$(2,020)	$31,288

Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service costs	(20)	(35)	5	(70)
Amortization of actuarial loss	299	184	516	367
Other comprehensive income	279	149	521	297

Comprehensive (loss) income	$(1,547)	$31,686	$(1,499)	$31,585

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$7,709	$24,047
Trade accounts receivable - net of allowance for uncollectibles - $433 and $402 at June 30, 2015 and December 31, 2014, respectively	2,913	2,737
Other accounts receivable	576	488
Materials and supplies	198	167
Prepaid expenses	512	349
Prepaid income taxes	502	311
Deferred income taxes	627	43
Total current assets	13,037	28,142

Property, plant and equipment, net	11,308	12,384
Intangibles, net	4,595	5,020
Seat licenses, net	1,689	1,543
Goodwill	9,006	9,006
Other assets	1,290	1,023
Total assets	$40,925	$57,118

Liabilities and Shareholders’ Equity

Current liabilities
Short-term debt	$394	$325
Accounts payable	1,020	1,216
Advance billing and payments	357	274
Accrued taxes	978	1,056
Pension and post retirement benefit obligations	276	276
Accrued wages	847	1,036
Deferred revenue	789	705
Other accrued expenses	2,971	2,180
Total current liabilities	7,632	7,068

Long-term debt	323	295
Deferred income taxes	892	766
Pension and postretirement benefit obligations	8,808	8,833
Total liabilities	17,655	16,962

Shareholders’ equity
Preferred shares - $100 par value, authorized and issued shares of 5; $0.01 par value, authorized and unissued shares of 10,000	500	500
Common stock - $0.01 par value, authorized shares of 10,000; issued shares of 6,903 and 6,826 at June 30, 2015 and December 31, 2014, respectively	69	69
Treasury stock - at cost, 902 and 885 common shares at June 30, 2015 and December 31, 2014, respectively	(8,202)	(8,077)
Additional paid in capital	14,399	14,047
Accumulated other comprehensive loss	(3,476)	(3,997)
Retained earnings	19,980	37,614
Total shareholders’ equity	23,270	40,156
Total liabilities and shareholders’ equity	$40,925	$57,118

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES

Net (loss) income	$(2,020)	$31,288
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,492	1,822
Stock based compensation expense	352	507
Undistributed earnings from equity investment	—	(50,284)
Other non-cash operating activities	(458)	218
Changes in assets and liabilities:
Trade accounts receivable	(176)	(499)
Prepaid expenses and other assets	(737)	(470)
Accounts payable and accrued expenses	761	564
Accrued taxes	(78)	16,000
Pension and postretirement benefit obligations	496	136

Net cash provided by (used in) operating activities	632	(718)

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(668)	(151)
Purchase of seat licenses and other intangibles	(330)	(90)
Proceeds from sale of assets	—	33
Proceeds received in excess of income from equity investments	—	49,776
Net cash (used in) provided by investing activities	(998)	49,568

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from debt	—	2,443
Repayment of debt and capital leases	(233)	(12,422)
Purchase of treasury stock	(125)	(399)
Dividends (Common and Preferred)	(15,614)	(13)

Net cash used in financing activities	(15,972)	(10,391)

Net change in cash and cash equivalents	(16,338)	38,459

Cash and cash equivalents at beginning of period	24,047	1,636

Cash and cash equivalents at end of period	$7,709	$40,095

Supplemental disclosure of non-cash investing activities:
Acquisition of equipment and seat licenses under capital leases	$330	$365

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany transactions and balances have been eliminated.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2014.

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

Revenue from these pooling arrangements which includes Universal Service Funds (“USF”) and National Exchange Carrier Association (“NECA”) pool settlements, accounted for 5% and 3% of the Company’s consolidated revenues for the six months ended June 30, 2015 and 2014, respectively. In July 2015, the Federal Communications Commission issued a notice regarding the elimination of high-cost universal service support in certain ILEC areas (see Note 14).

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

The Company only has goodwill that is associated with its UC segment, resulting from the purchase of certain assets and certain liabilities of Alteva, LLC in 2011.  The Company is not aware of any events or circumstances that occurred during the six months ended June 30, 2015 that would have more likely than not reduced the fair value of this reporting unit below its carrying value.

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

Accounting Policies

There were no material changes to the Company’s other accounting policies as presented in Item 8 of its Annual Report on Form 10-K, as amended, for the year ended December 31, 2014.

NOTE 2:  NEW ACCOUNTING PRONOUNCEMENTS

In May 2015, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (‘NAV”) per share practical expedient.  It also eliminates certain disclosures for investments measured at fair value using the net asset value per share practical expedient.  The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and requires retrospective presentation.  The Company expects that the adoption of ASU 2015-07 will affect the disclosures around the presentation of certain assets held at NAV in its pension plan.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The update provides guidance on simplifying the presentation for debt issuance costs and debt discount and premium. The standard is effective for the annual and interim periods within those annual periods beginning after December 15, 2015.  The Company does not expect the adoption of ASU 2015-03 to have a significant impact to the disclosure in its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The update provides guidance that previously did not exist under US GAAP about a company’s management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures, if applicable.  The standard is effective for annual and interim periods within those annual periods beginning after December 15, 2016.  Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a significant impact to the disclosures in its consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606  to supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP.  The FASB decided in July 2015 to defer the effective date of the new revenue standard by one year. The standard will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. Companies will be allowed to adopt the standard as early as the original public entity effective date. ASU 2014-09 can be adopted using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09.  The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements and has not yet selected a transition method, nor has it determined the effect on its ongoing financial reporting.

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

The components of seat licenses are as follows:

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of June 30, 2015
Seat licenses	5 years	$3,376	$(1,687)	$1,689

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of December 31, 2014
Seat licenses	5 years	$2,936	$(1,393)	$1,543

The components of other intangible assets are as follows:

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of June 30, 2015
Customer relationships	8 years	$5,400	$(2,643)	$2,757
Trade name	15 years	2,400	(627)	1,773
Website	12 years	95	(30)	65
Total		$7,895	$(3,300)	$4,595

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of December 31, 2014
Customer relationships	8 years	$5,400	$(2,306)	$3,094
Trade name	15 years	2,400	(547)	1,853
Website	12 years	95	(22)	73
Total		$7,895	$(2,875)	$5,020

NOTE 4:  ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

The Company was a limited partner in the Orange County-Poughkeepsie Limited Partnership (“O-P”) and had an 8.108% limited partnership interest in the O-P until April 30, 2014, which was accounted for under the equity method of accounting.  The majority owner and general partner of the O-P is Verizon Wireless of the East LP (“Verizon”).

On April 30, 2014, the Company exercised the Put option and sold all of its ownership interest in the O-P for gross proceeds of $50 million, which resulted in a gain on the sale of $49.8 million.  The Company will not receive any income from the O-P after April 30, 2014.  The Company used a portion of the proceeds to repay all of the then outstanding borrowings under the TriState credit facility, paid taxes on the gain and fund a special dividend paid in this quarter. The Company expects to use the remaining gross proceeds, among other things, for working capital needs and support growth initiatives. The Company may, in its discretion, use the gross proceeds for other purposes.

Pursuant to the equity method accounting of the Company’s investment income, the Company is required to record the income from the O-P as an increase to the Company’s investment account.  On May 26, 2011, the Company entered into an agreement (the “4G Agreement”) with Verizon and Cellco Partnership (d/b/a Verizon Wireless), the other limited partner, in the O-P to make certain changes to the O-P partnership agreement.  The 4G Agreement provided for guaranteed annual cash distributions to the Company through 2013.  The Company was therefore required to apply the cash payments made as a return on its investment when received.  As a result of receiving the fixed guaranteed cash distributions from the O-P in excess of the Company’s proportionate share of the O-P income, the investment account was reduced to zero during 2012. Thereafter, the Company recorded the fixed guaranteed cash distributions that were received from the O-P in excess of the proportionate share of the O-P income directly to the Company’s statement of operations as other income.  In 2014 when the guaranteed distribution ceased, the Company returned to recording the income from the O-P as in increase to the Company’s investment account and any cash payments received were applied as a return on its investment.  As of June 30, 2015 and December 31, 2014, the investment account was zero.

The following summarizes the income statement (unaudited) for the three and six months ended June 30, 2014 that the O-P provided to the Company:

For the three months ended
($ in thousands)	June 30, 2014
Net sales	$86,305
Cellular service cost	42,441
Operating expenses	23,037
Operating income	20,827
Other income	42
Net income	$20,869
Company’s share	$558

For the six months ended
($ in thousands)	June 30, 2014
Net sales	$170,746
Cellular service cost	80,051
Operating expenses	44,726
Operating income	45,969
Other income	62
Net income	$46,031
Company’s share	$2,597

NOTE 5: DEBT OBLIGATIONS

Debt obligations consisted of the following at June 30, 2015 and December 31, 2014:

	As of
($ in thousands)	June 30, 2015	December 31, 2014

Short-term debt:
Capital leases and other borrowings, current portion	$394	$325

Long-term debt:
Capital leases and other borrowings	323	295
Total debt obligations	$717	$620

On November 7, 2014, the Company entered into a demand line of credit with TriState (the “Demand Line of Credit”) to allow for borrowings up to $5.0 million. The Company borrows or repays its debt as needed based upon its working capital obligations.  It is up to the discretion of TriState to approve borrowings within the allowed line of credit limit and TriState may, at any time, demand that the Company make payment on an outstanding balance. There are no financial covenants under the Demand Line of Credit.  As of June 30, 2015, the Company did not have any outstanding balance under the Demand Line of Credit.

NOTE 6:  INCOME TAXES

The effective tax rate for the six months ended June 30, 2015, and June 30, 2014 was 18% and 36%, respectively.  We determined our interim tax provision by developing an estimate of the annual effective tax rate and applying such rate to interim pre-tax results. The estimated rate includes projections of tax expense on the expected increase in our valuation allowance for deferred tax assets.  The estimated effective tax rate differed from the U.S. statutory rate primarily due to the expected increase in the valuation allowance, which reduced the overall tax benefit recorded for the period ended June 30, 2015.

As of June 30, 2015 and December 31, 2014, the Company carried a full valuation allowance against its deferred tax assets because management determined that it was not more likely than not that it would realize the benefits of such deferred tax assets. The Company maintains a deferred tax liability related to indefinite lived intangibles.

Accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless they are expected to be paid within one year.  The Company has concluded that there are no uncertain tax positions requiring recognition in its consolidated financial statements as of June 30, 2015 and December 31, 2014.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. For the six months ended June 30, 2015 and 2014, there was no interest expense relating to unrecognized tax benefits.

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

NOTE 7:  PENSION AND POSTRETIREMENT OBLIGATIONS

The components of net periodic cost (benefit) for the three months ended June 30, 2015 and 2014 are as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended		For the three months ended
($ in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Service cost	$56	$—	$27	$3
Interest cost	191	201	23	27
Expected return on plan assets	(223)	(216)	(8)	(7)
Amortization of prior service cost	14	14	(34)	(49)
Recognized actuarial loss	237	178	62	6

Net periodic benefit cost (benefit)	$275	$177	$70	$(20)

The components of net periodic cost (benefit) for the six months ended June 30, 2015 and 2014 are as follows:

	Pension Benefits		Postretirement Benefits
	For the six months ended		For the six months ended
($ in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Service cost	$56	$—	$30	$6
Interest cost	391	413	49	59
Expected return on plan assets	(447)	(441)	(16)	(15)
Amortization of prior service cost	28	28	(23)	(98)
Recognized actuarial loss	474	355	42	12

Net periodic benefit cost (benefit)	$502	$355	$82	$(36)

For both the six months ended June 30, 2015 and 2014, the Company has contributed $0.1 million to its pension and postretirement benefits plans. The amortization of prior service cost and recognized actuarial loss included in pension and postretirement expense represent reclassifications out of other comprehensive income (loss).

NOTE 8:    STOCK BASED COMPENSATION

The Company has a shareholder approved long-term incentive plan (the “LTIP”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock. There are 1.1 million shares of common stock authorized for issuance under the LTIP.  Shares available for grant under the LTIP may be either authorized, but unissued shares or shares that have been reacquired by the Company and designated as treasury shares. As of June 30, 2015 and December 31, 2014, 382,198 and 420,392 shares of the Company’s common stock were available for grant under the LTIP. The LTIP permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares. The exercise price per share of the Company’s common stock purchasable under any stock option or stock appreciation right may not be less than 100% of the fair market value of one share of common stock on the date of grant. The term of any stock option or stock appreciation right may not exceed ten years. The LTIP also provides plan participants with a cashless mechanism to exercise their stock options. Issued restricted stock, stock options and restricted stock units are subject to vesting restrictions.

Restricted Stock Awards

Stock-based compensation expense for restricted stock awards was $0.3 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively, and was recorded within selling, general, and administrative expenses.  Restricted stock awards are amortized over their respective vesting periods of two or three years.  The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis.

The following table summarizes the restricted common stock activity for the six months ended June 30, 2015:

	For the six months ended
	June 30, 2015
	Shares	Weighted Average Fair Value

Balance - nonvested at December 31, 2014	124,578	$9.84
Granted	80,701	7.37
Vested	(59,594)	10.02
Forfeited	(3,365)	9.94
Balance - nonvested at June 30, 2015	142,320	$8.37

The total grant-date fair value of restricted stock vested for the six months ended June 30, 2015 was $0.6 million.  As of June 30, 2015, $0.9 million of total unrecognized compensation expense related to restricted common stock is expected to be recognized over a weighted average period of approximately 2.4 years.

Stock Options

The following tables summarize stock option activity for the six months ended June 30, 2015, along with stock options exercisable at the end of the period:

	For the six months ended
	June 30, 2015
Options	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)

Outstanding - Beginning of period	327,003	$12.18
Forfeited or expired	(22,655)	11.02
Outstanding - End of period	304,348	$12.26	6.34

Vested and Expected to Vest at June 30, 2015	289,131
Exercisable at June 30, 2015	214,295

The fair value of the stock-based awards was estimated using the Black-Scholes model.  No options were granted during the six months ended June 30, 2015.

As of June 30, 2015, the amount of unrecognized compensation expense related to stock options awards is expected to be de minimis.

Stock-based compensation expense resulting from stock options granted to employees was de minimis for the six months ended June 30, 2015 and 2014 and was recorded within selling, general, and administrative expenses.

Shareholder Rights Plan

On September 2, 2014, in connection with an unsolicited, non-binding acquisition proposal, the Company’s Board of Directors (the “Alteva Board”) adopted a Stockholder Rights Plan that provides for the distribution of one right for each share of common stock outstanding.  Each right entitles the holder to purchase one one-thousandth (1/1000th) of a share of Series A Junior Participating Preferred Stock, par value of $0.01 per share, of the Company (the “Preferred Stock”) at a price of $22.20 per one-thousandth of a share of Preferred Stock, subject to adjustment.  The rights generally become distributed and exercisable at the discretion of the Alteva Board following a public announcement that 20% or more of the Company’s common stock has been acquired or an intent to acquire has become apparent.  The rights will expire on September 1, 2015, unless the final expiration date is advanced or extended or unless the rights are earlier redeemed or exchanged by the Company. Further description and terms of the rights are set forth in the Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC.  As of June 30, 2015, the Company is not aware of the occurrence of any events that would trigger the rights under the plan.

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

On May 14, 2015, the stock repurchase program that was authorized in August 2014 was terminated by the Company’s Board of Directors in connection with approving the special cash dividend (see Note 10).

As of June 30, 2015, the Company repurchased 11,057 shares under the repurchase program at a value of $0.1 million.  Shares were purchased on the open market at the prevailing days’ stock price, plus transaction costs.

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

For the three and six months ended June 30, 2015, the Company experienced a net loss.  As a result, the effect of participating securities was excluded from the computation of basic and diluted EPS.  The net losses were not allocated because the restricted stockholders are not required to fund losses.

The weighted average number of shares of common stock used in basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 was as follows:

	For the three months ended June 30,
(amounts in thousands, except for per share)	2015	2014

NUMERATOR:
Net (loss) income applicable to common stock before participating securities	$(1,833)	$31,530
Less: income applicable to participating securities (1)	—	(827)
Net (loss) income applicable to common stock	$(1,833)	$30,703

DENOMINATOR:
Weighted average shares outstanding - Basic and Diluted (2)	5,859	5,917

EPS:
Net (loss) income per share - Basic and Diluted	$(0.31)	$5.19

(1)         For the three months ended June 30, 2015 and 2014, the Company had 0.1 million and 0.2 million, respectively in nonvested participating securities.  As the participating securities do not participate in losses, there was no allocation of loss for the three months ended June 30, 2015.

(2)         For the three months ended June 30, 2015 and 2014, potentially dilutive shares related to out of the money common stock options that were excluded from EPS, as their effect was anti-dilutive, were nominal.

	For the six months ended June 30,
(amounts in thousands, except for per share)	2015	2014

NUMERATOR:
Net (loss) income applicable to common stock before participating securities	$(2,033)	$31,275
Less: income applicable to participating securities (1)	—	(1,414)
Net (loss) income applicable to common stock	$(2,033)	$29,861

DENOMINATOR:
Weighted average shares outstanding - Basic and Diluted (2)	5,844	5,842

EPS:
Net (loss) income per share - Basic and Diluted	$(0.35)	$5.11

(1)         For the six months ended June 30, 2015 and 2014, the Company had 0.1 million and 0.3 million, respectively in nonvested participating securities.  As the participating securities do not participate in losses, there was no allocation of loss for the six months ended June 30, 2015.

(2)         For the six months ended June 30, 2015 and 2014, potentially dilutive shares related to out of the money common stock options that were excluded from EPS, as their effect was anti-dilutive, were nominal.

NOTE 10:  SHAREHOLDERS’ EQUITY

A summary of the changes to shareholders’ equity for the six months ended June 30, 2015 and 2014 is provided below:

	For the six months ended June 30,
($ in thousands)	2015	2014
Shareholders’ equity, beginning of period	$40,156	$13,006
Net (loss) income	(2,020)	31,288
Dividends paid on common stock	(15,601)	—
Dividends paid on preferred stock	(13)	(13)
Stock based compensation	352	507
Treasury stock purchases	(125)	(399)
Changes in pension and postretirement benefit plans	521	297

Shareholders’ equity, end of period	$23,270	$44,686

Special Cash Dividend

On May 14, 2015, the Company’s Board of Directors authorized and declared a special cash dividend of $2.60 on each common share.

The record date for the special cash dividend was June 19, 2015, and the payment date for the dividend was June 30, 2015. At $2.60 per share, the special cash dividend represented approximately 36.0% of the Company’s closing stock price on May 14, 2015. Pursuant to NYSE MKT policy, when a dividend is declared in a per share amount that exceeds 20% of a company’s stock price, the date on which that company’s shares will begin to trade without the dividend, or ex-dividend, is the first business day following the payable date. The ex-dividend date as set by NYSE MKT was July 1, 2015, the first business day following the payable date for the special cash dividend. Shareholders of record on the record date who sold their shares of the Company’s common stock prior to July 1, 2015 will be required by the NYSE MKT to give the purchaser of those shares of the Company’s common stock a due bill, covering the amount of the dividend, to be redeemed on the date fixed by the NYSE MKT.

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

Segment statement of operations information for the three months ended June 30, 2015 and 2014 is set forth below:

	For the three months ended June 30,
	2015			2014
	UC	Telephone	Consolidated	UC	Telephone	Consolidated

Operating Revenues	$4,524	$3,370	$7,894	$4,234	$3,370	$7,604

Operating Expenses
Cost of services and products	2,338	1,005	3,343	1,889	978	2,867
Selling, general and administrative expense	3,614	1,980	5,594	3,351	1,911	5,262
Depreciation and amortization	867	383	1,250	539	380	919
Total Operating Expenses	6,819	3,368	10,187	5,779	3,269	9,048

Operating (Loss) Income	(2,295)	2	(2,293)	(1,545)	101	(1,444)
Interest income (expense), net			3			(54)
Income from investment			—			50,333
Other income (expense), net			(11)			6
(Loss) income before income taxes			$(2,301)			$48,841

Segment statement of operations information for the six months ended June 30, 2015 and 2014 is set forth below:

	For the six months ended June 30,
	2015			2014
	UC	Telephone	Consolidated	UC	Telephone	Consolidated

Operating Revenues	$8,985	$6,663	$15,648	$8,445	$6,683	$15,128

Operating Expenses
Cost of services and products	4,501	1,985	6,486	3,915	2,004	5,919
Selling, general and administrative expense	6,737	3,912	10,649	7,012	3,948	10,960
Depreciation and amortization	1,727	765	2,492	1,060	762	1,822
Restructuring costs and other special charges	—	—	—	56	44	100
Total Operating Expenses	12,965	6,662	19,627	12,043	6,758	18,801

Operating (Loss) Income	(3,980)	1	(3,979)	(3,598)	(75)	(3,673)
Interest income (expense), net			12			(193)
Income from investment			—			52,373
Other income, net			1,490			27
(Loss) Income before income taxes			$(2,477)			$48,534

The assets for the UC segment decreased during the six months ended June 30, 2015 primarily as a result of accelerated depreciation/amortization of office equipment and leasehold improvements associated with the exit of the office lease (see Note 13).

NOTE 12:    COMMITMENTS AND CONTINGENCIES

The Company is party, from time to time, to various legal proceedings, including patent infringement claims, regulatory investigations and tax examinations incidental to its business.  The Company continually monitors these legal proceedings, regulatory investigations and tax examinations to determine the impact and any required accruals.

On March 31, 2014, David J. Cuthbert was terminated as President and Chief Executive Officer of Alteva.  The Company notified Mr. Cuthbert that his termination was for “cause” and, as such, Mr. Cuthbert was not entitled to any of the benefits provided for under his employment agreement dated March 5, 2013, including cash severance and the acceleration of vesting on any unvested equity instruments.  Mr. Cuthbert disputed the Company’s basis for termination and claimed that he was due his full severance benefits.  The Company accrued $0.1 million during the six months ended June 30, 2014, and reported this amount in the statement of operations under restructuring costs and other special charges.  As the Company did not want to incur further legal fees or the risk of distraction of a protracted legal dispute, on October 16, 2014, the Company, through mediation, entered into a settlement agreement and mutual release agreement (the “Settlement Agreement”) with Mr. Cuthbert.  In consideration for Mr. Cuthbert’s execution of the Settlement Agreement, the Company agreed to pay to Mr. Cuthbert the amount of $0.75 million less certain taxes and withholdings, which was paid out on October 28, 2014.

During the year ended December 31, 2014, the Company was named as a party to a lawsuit from Sprint regarding a certain tariff charge (IntraMTA carrier charge) billed by Alteva, paid by Sprint over a number of years that had not previously been disputed. Sprint has filed similar lawsuits against other carriers related to the same tariff charges. The Company has filed a motion to dismiss.  The amount of the claim filed by Sprint is for $0.2 million; however the Company has not been able to substantiate the basis for the claim amount and therefore, has not recorded an accrual as of June 30, 2015.

NOTE 13:    OFFICE RELOCATION

In February 2015, the Company entered into an agreement to terminate the lease for its corporate headquarters in Philadelphia, PA.  As part of this agreement, the Company is entitled to receive a payment of $1.5 million as long as the Company vacates the facility by May 18, 2015.  The Company vacated the facility on May 17, 2015 and received payment on June 22, 2015.  In connection with the lease termination, the Company has recognized other income of $1.5 million during the six months ended June 30, 2015 in the statement of operations.  The Company depreciated the remaining net book value of the leasehold improvements and furniture and fixtures associated with the old headquarters, and recognize the remaining deferred rent liability through the move date of May 17, 2015. The statement of operations includes accelerated depreciation of $0.4 million and $0.8 million for the three and six months ended June 30, 2015 reported in depreciation and amortization, respectively, as well as accelerated deferred rent of $0.2 million and $0.4 million for the three and six months ended June 30, 2015, reported in selling, general and administration expenses in the UC Segment, respectively.

In connection with the lease termination, the Company entered into a lease for a new corporate headquarters in Philadelphia, PA dated February 27, 2015.  The terms of the lease are for 10 full years with minimum rental payments of $0.4 million for the first full twelve month period, escalating by 2.5% each year thereafter.  The first full twelve month period is expected to begin on June 1, 2015 since the Company began operating from the new location on May 18, 2015.  Per the agreement, the Company will pay a per diem rate from the date it begins operating from the new location until the first day of the first full month.

NOTE 14:    SUBSEQUENT EVENTS

On July 29, 2015 the Federal Communications Commission (“FCC”) released a public notice that, pursuant to the FCC’s USF/ICC Transformation Order from 2011, a rule was adopted to eliminate high-cost universal service support in ILEC study areas where an unsubsidized carrier or a combination of unsubsidized carriers offers voice and broadband services that meet certain service obligations as defined by the FCC. The public notice published the study areas where there is preliminarily determined to be 100 percent overlap between subsidized and unsubsidized carriers. The FCC has preliminarily determined that Alteva’s ILEC study area in New Jersey is 100 percent overlapped. The public notice is open for comment until August 28, 2015, after which the FCC will issue its final list of 100 percent overlapped study areas. Those companies on the final list will have their high-cost support phased-out over a three-year period, based upon a calculation established by the FCC, beginning the year following the FCC’s final determination. The Company is in the process of reviewing the FCC’s analysis of its New Jersey territory and plans to file a response before the comment period ends.  During the year ended December 31, 2014, the Company received $0.3 million of high-cost support subsidies for its New Jersey territory.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the geographic regions in which we operate; industry capacity; goodwill and long-lived asset impairment; demographic changes; management turnover; technological changes and changes in consumer demand; existing governmental regulations and changes in or our failure to comply with, governmental regulations; legislative proposals relating to the businesses in which we operate; changes to the USF; elimination of subsidies; risks associated with our unfunded pension liability; competition; the loss of any significant ability to attract and retain highly skilled personnel and any other factors that are described in “Risk Factors.” Given these uncertainties, current and prospective investors should be cautioned regarding reliance on such forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments. For a further discussion of the matters described above, see Item 1A, “Risk Factors” herein and Item 1A, “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014.

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

Executive Summary

	Six months ended June 30, 2015				Six months ended June 30, 2014				Change
			Operating							Operating
		% of Total	(Loss)	Operating		% of Total	Operating	Operating		(Loss)
($ in thousands)	Revenue	Revenue	Income	Margin	Revenue	Revenue	Loss	Margin	Revenue	Income
UC	$8,985	57%	$(3,980)	(44)%	$8,445	56%	$(3,598)	(43)%	$540	$(382)
Telephone	6,663	43%	1	0%	6,683	44%	(75)	(1)%	(20)	76

Total	$15,648	100%	$(3,979)	(25)%	$15,128	100%	$(3,673)	(24)%	$520	$(306)

Revenues increased 3% to $15.6 million for the six months ended June 30, 2015, in comparison to $15.1 million for the six months ended June 30, 2014.  The increase is primarily due to our UC license and usage revenues.  As of June 30, 2015, there were over 55,000 users on Alteva’s hosted platform, which represents an increase of 16% of the installed base compared June 30, 2014.   As of June 30, 2015, the Company had approximately 3,400 new users, or 6% of the installed base, sold and scheduled for implementation.  During the six months ended June 30, 2015, we had an operating loss of $4.0 million, compared to an operating loss of $3.7 million for the six months ended June 30, 2014.  The increase in operating loss was attributable to higher depreciation expense incurred in connection with the acceleration of depreciation associated with leasehold improvements written off as a result of the Philadelphia, PA office move in May 2015, and higher cost of services and products due to increased sales. This was offset by lower corporate selling, general and administrative expenses as a result of our cost reduction initiatives. During the six months ended June 30, 2015, we had a net loss of $2.0 compared to net income of $31.3 million for the six months ending June 30, 2014, which was primarily due to the gain on sale from the O-P investment in 2014. In 2015, we no longer have income from the O-P investment.

Results of Operations for the three and six months ended June 30, 2015 and 2014

OPERATING REVENUES

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

	For the three months ended June 30, 2015		For the three months ended June 30, 2014		Change
		% of Total		% of Total
($ in thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
UC	$4,524	57%	$4,234	56%	$290
Telephone	3,370	43%	3,370	44%	—

Total	$7,894	100%	$7,604	100%	$290

Revenues for our UC segment increased 7% for the three months ended June 30, 2015 compared to the same period in 2014.  This increase was primarily associated with a $0.3 million increase in license and usage revenue from the segment’s organic growth.  Revenues for our Telephone segment were unchanged for the three months ended June 30, 2015 compared to the same period in 2014 as a result of continued access line losses being offset by higher revenue from pooling arrangements, an increase in access line rates and modest growth in broadband Internet services revenues.

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

	For the six months ended June 30, 2015		For the six months ended June 30, 2014		Change
		% of Total		% of Total
($ in thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
UC	$8,985	57%	$8,445	56%	$540
Telephone	6,663	43%	6,683	44%	(20)

Total	$15,648	100%	$15,128	100%	$520

Revenues for our UC segment increased 6% for the six months ended June 30, 2015 compared to the same period in 2014.  This increase was primarily associated with a $0.6 million increase in license and usage revenue from the segment’s organic growth.  Revenues for our Telephone segment were relatively unchanged for the six months ended June 30, 2015 compared to the same period in 2014 as a result of continued access line losses being offset by higher revenue from pooling arrangements, an increase in access line rates and modest growth in broadband Internet services revenues.

OPERATING EXPENSES

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

	UC			Telephone			Consolidated
	For the Three Month Ended June 30			For the Three Month Ended June 30			For the Three Month Ended June 30
(in thousands)	2015	2014	Change	2015	2014	Change	2015	2014	Change
Cost of services and products	$2,338	$1,889	$449	$1,005	$978	$27	$3,343	$2,867	$476
Selling, general and administrative	3,614	3,351	263	1,980	1,911	69	5,594	5,262	332
Depreciation and amortization	867	539	328	383	380	3	1,250	919	331
Total operating expenses	$6,819	$5,779	$1,040	$3,368	$3,269	$99	$10,187	$9,048	$1,139

Operating expenses increased 13% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to depreciation and amortization increasing 36% and cost of services and products increasing 17%.  The depreciation increase was due to the acceleration of depreciation associated with the Philadelphia, PA office move in May 2015 and the increase in cost of services and products was primarily related the timing of costs associated with bring new customers on to our platform.

Cost of Services and Products

Cost of services and products for our UC segment increased 24% for three months ended June 30, 2015 compared to the same period in 2014.  The increase in UC cost of services expenses was due to the variable costs associated with the additional seats on the platform and the hiring of additional operations personnel to support the implementation of new seats, including the growing implementation backlog.

Cost of services and products for our Telephone segment remained relatively unchanged for three months ended June 30, 2015 compared to the same period in 2014 which is in line with our flat revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 6% for the three months ended June 30, 2015 compared to the same period primarily due to professional fees and other costs associated with the review of strategic alternatives.

Depreciation and Amortization Expense

Depreciation and amortization expense in the UC segment increased 61% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to the accelerated depreciation of leasehold improvements to be written off in connection with the Philadelphia, PA office move (see Note 13).

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

	UC			Telephone			Consolidated
	For the Six Month Ended June 30			For the Six Month Ended June 30			For the Six Month Ended June 30
(in thousands)	2015	2014	Change	2015	2014	Change	2015	2014	Change
Cost of services and products	$4,501	$3,915	$586	$1,985	$2,004	$(19)	$6,486	$5,919	$567
Selling, general and administrative	6,737	7,012	(275)	3,912	3,948	(36)	10,649	10,960	(311)
Depreciation and amortization	1,727	1,060	667	765	762	3	2,492	1,822	670
Restructuring costs and other special charges	—	56	(56)	—	44	(44)	—	100	(100)
Total operating expenses	$12,965	$12,043	$922	$6,662	$6,758	$(96)	$19,627	$18,801	$826

Operating expenses increased 4% for the six months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to depreciation and amortization increasing 37% and cost of services and products increasing 10%. The depreciation increase was due to the acceleration of depreciation associated with the Philadelphia, PA office move and the increase in cost of services and products was primarily related the timing of costs associated with bring new customers on to our platform.

Cost of Services and Products

Cost of services and products for our UC segment increased 15% for six months ended June 30, 2015 compared to the same period in 2014.   The increase in UC cost of services expenses was due to the variable costs associated with the additional seats on the platform and the hiring of additional operations personnel to support the implementation of new seats, including the growing implementation backlog.

Cost of services and products for our Telephone segment remained relatively unchanged for six months ended June 30, 2015 compared to the same period in 2014, which is in line with our flat revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 3% for the six months ended June 30, 2015 compared to the same period as a result of the $0.3 million favorable impact from deferred rent amortization associated with the Philadelphia, PA office move (see Note 13). Cost savings continued to be realized in connection with management changes and staff rationalization, but were partially offset by increases in professional fees and other costs associated with the review of strategic alternatives.

Depreciation and Amortization Expense

Depreciation and amortization expense in the UC segment increased 63% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to the accelerated depreciation of leasehold improvements to be written off in connection with the Philadelphia, PA office move (see Note 13).

Restructuring Costs and Other Special Charges

We incurred $0.1 million charge in connection with the then pending settlement with our former CEO for the six months ended June 30, 2014.

TOTAL OTHER INCOME (EXPENSE)

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

	For the Three Month Ended June 30,
(in thousands)	2015	2014	Change
Interest income (expense), net	$3	$(54)	$57
Income from investment	—	50,333	(50,333)
Other income, net	(11)	6	(17)
Total other income	$(8)	$50,285	$(50,293)

Total other income decreased 100% for the three months ended June 30, 2015, as compared to same period in 2014. The decrease was due to the gain on the sale of our ownership in the O-P partnership in 2014.

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

	For the Six Month Ended June 30,
(in thousands)	2015	2014	Change
Interest income (expense), net	$12	$(193)	$205
Income from investment	—	52,373	(52,373)
Other income, net	1,490	27	1,463
Total other income	$1,502	$52,207	$(50,705)

Total other income decreased 97% for the six months ended June 30, 2015, as compared to same period in 2014. The decrease was due to the gain on the sale of our ownership in the O-P partnership in 2014, offset by the gain on our lease termination (see Note 13).

INCOME TAXES

For the three months ended June 30, 2015, we had an income tax benefit of $0.5 million, or 21% of loss before income taxes, as compared to an income tax expense of $17.3 million, or 35% of income before income taxes, for the three months ended June 30, 2014.  For the six months ended June 30, 2015, we had an income tax benefit of $0.5 million, or 18% of loss before income taxes, as compared to an income tax expense of $17.2 million, or 36% of income before income taxes, for the six months ended June 30, 2014.  The estimated effective tax rate for each period includes projections of tax expense on the expected change in our valuation allowance for deferred tax assets. The effective tax rate for the period ended June 30, 2015 is lower than the federal tax rate is due to the valuation allowance for deferred tax assets reducing the overall tax benefit recorded.  In the Company’s second quarter of 2014, the estimated tax effects of the O-P gain on the put exercise were treated as a discrete item and were taxed at the full federal tax rate of 35% for the three months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

We had $7.7 million of cash and cash equivalents at June 30, 2015, as compared with $24.0 million at December 31, 2014.  Our source of future cash flows is primarily cash generated from operations. We sold all of our ownership interest in the O-P on April 30, 2014 for gross proceeds of $50 million (see Note 4).  We will not receive any income from the O-P after April 30, 2014.  We used a portion of the proceeds to repay all of the outstanding borrowings under the TriState credit facility, pay taxes on the related gain and fund the special cash dividend paid in the second quarter of 2015.  We expect the remaining gross proceeds to be used to fund working capital needs and support growth initiatives.

On November 7, 2014, we entered into a new demand line of credit with TriState (the “Demand Line of Credit”) to allow for borrowings up to $5.0 million.  We borrow or repay our debt as needed based upon our working capital obligations.  It is up to the discretion of TriState to approve borrowings within the allowed line of credit limit and TriState may, at any time, demand that we make payment on an outstanding balance. As of June 30, 2015, the Company did not have any outstanding balance under the Demand Line of Credit.

On May 14, 2015, the stock repurchase program that was authorized in August 2014 was terminated by our Board of Directors in connection with approving the special cash dividend.

CASH FROM OPERATING ACTIVITIES

Net cash provided by operating activities during the six months ended June 30, 2015 of $0.6 million compared to cash used in operating activities for the six months ended June 30, 2014 of $0.7 million.  This change was primarily due to us receiving a $1.5 million payment as a result of the exiting of our former lease space in Philadelphia, PA.

CASH FROM INVESTING ACTIVITIES

Net cash used in investing activities during the six months ended June 30, 2015 was $1.0 million compared to cash provided by investing activities of $49.6 million for the six months ended June 30, 2014.  Net cash used in investing activities for the six months ended June 30, 2015 was due to the purchase of leasehold improvements and furniture for the new office lease in Philadelphia, PA.  Net cash provided by investing activities for the six months ended June 30, 2014 was primarily due to the $49.8 million proceeds from the exercise of the O-P Put that represented the return of our investment.

CASH FROM FINANCING ACTIVITIES

Net cash used in financing activities increased from $10.4 million for the six months ended June 30, 2014 to $16.0 million for the six months ended June 30, 2015.  During the six months ended June 30, 2015, we paid out $15.6 million for a special dividend of $2.60 per common share.  In addition, we purchased $0.1 million of treasury shares from employee restricted stock vestings and made capital lease payments totaling $0.2 million.  The financing activities for the six months ended June 30, 2014 were attributed to the repayment of our outstanding balance of $11.6 million on our TriState credit facility from the proceeds received for the sale of our ownership in the O-P partnership.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any material market risk. Our exposure to changes in interest rates results from our borrowing activities. There were no material changes to our quantitative disclosure about market risk as presented in item 7A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial and Accounting Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer (Principal Executive Officer) and our Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial and Accounting Officer) have concluded that our disclosure controls and procedures were effective as of June 30, 2015. There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 29, 2015 the Federal Communications Commission (“FCC”) released a public notice that, pursuant to the FCC’s USF/ICC Transformation Order from 2011, a rule was adopted to eliminate high-cost universal service support in ILEC study areas where an unsubsidized carrier or a combination of unsubsidized carriers offers voice and broadband services that meet certain service obligations as defined by the FCC. The public notice published the study areas where there was 100 percent overlap between subsidized and unsubsidized carriers.  The preliminary findings of the study indicated Alteva’s ILEC coverage in New Jersey was determined to be 100 percent overlapped, and Alteva’s ILEC coverage in New York was determined to be between 99 and 100 percent overlapped.  The Company is in the process of reviewing the FCC’s analysis of its New Jersey territory and plans to file a response before the comment period ends.  If our analysis confirms the FCC’s findings or it is determined by the FCC in future years that the overlap coverage is 100 percent, we would be subject to the elimination of the subsidies. For the year ended December 31, 2014, we received $0.3 million in subsidies for our ILEC coverage in New Jersey and $0.8 million in subsidies for our ILEC coverage in New York.

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

There were no material changes to our other risk factors as presented in item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014.

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

10.2

400 Market Street Office Lease as of February 27, 2015 between Alteva, Inc. and 400 Market L.P. is incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015

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

Alteva, Inc.
(Registrant)

Date:	August 14, 2015	/s/ Brian J. Kelley
Brian J. Kelley
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2015	/s/ Brian H. Callahan
Brian H. Callahan
Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

3.1	Articles of Incorporation, as amended, are incorporated herein by reference from Exhibit 3(i) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

3.2	By-Laws, as amended, are incorporated herein by reference from Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

10.2

400 Market Street Office Lease as of February 27, 2015 between Alteva, Inc. and 400 Market L.P. is incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015

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