Form 10-Q
period 2015-09-30
ALTEVA, INC.
filed 2015-11-13
CIK 104777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of Alteva, Inc. common stock outstanding as of November 5, 2015 was 5,981,352.

Part I — Financial Information

Item 1.  Financial Statements

ALTEVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Operating revenues:
Unified Communications	$4,718	$4,308	$13,703	$12,753
Telephone	3,252	3,263	9,915	9,946

Total operating revenues	7,970	7,571	23,618	22,699

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization expense)	3,201	2,924	9,687	8,843
Selling, general and administrative expenses	6,015	4,726	16,664	15,686
Depreciation and amortization	891	931	3,383	2,753
Restructuring costs and other special charges	—	600	—	700

Total operating expenses	10,107	9,181	29,734	27,982

Operating loss	(2,137)	(1,610)	(6,116)	(5,283)

Other income:
Interest (expense) income, net	(2)	20	10	(173)
Income from investment	—	—	—	52,373
Other income (expense), net	25	(4)	1,515	23

Total other income, net	23	16	1,525	52,223

(Loss) income before income taxes	(2,114)	(1,594)	(4,591)	46,940

Income tax (benefit) expense	(296)	(264)	(753)	16,982

Net (loss) income	(1,818)	(1,330)	(3,838)	29,958

Preferred dividends	6	6	19	19

Net (loss) income applicable to common stock	$(1,824)	$(1,336)	$(3,857)	$29,939

Basic (loss) earnings per common share	$(0.31)	$(0.23)	$(0.66)	$4.96

Diluted (loss) earnings per common share	$(0.31)	$(0.23)	$(0.66)	$4.96

Weighted average shares of common stock used to calculate loss per common share:
Basic	5,871	5,826	5,853	5,802
Diluted	5,871	5,826	5,853	5,802

Dividends declared per common share	$—	$—	$2.60	$—

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net (loss) income	$(1,818)	$(1,330)	$(3,838)	$29,958

Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service costs	3	(35)	8	(105)
Amortization of actuarial loss	258	148	774	515
Other comprehensive income	261	113	782	410

Comprehensive (loss) income	$(1,557)	$(1,217)	$(3,056)	$30,368

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$6,471	$24,047
Trade accounts receivable - net of allowance for uncollectibles - $421 and $402 at September 30, 2015 and December 31, 2014, respectively	2,919	2,737
Other accounts receivable	598	488
Materials and supplies	273	167
Prepaid expenses	703	349
Prepaid income taxes	498	311
Receivable and deferred income taxes	1,190	43
Total current assets	12,652	28,142

Property, plant and equipment, net	11,050	12,384
Intangibles, net	4,382	5,020
Seat licenses, net	1,537	1,543
Goodwill	9,006	9,006
Other assets	1,474	1,023
Total assets	$40,101	$57,118

Liabilities and shareholders’ equity

Current liabilities
Short-term debt	$405	$325
Accounts payable	1,317	1,216
Advance billing and payments	317	274
Accrued taxes	947	1,056
Pension and post retirement benefit obligations	276	276
Accrued wages	914	1,036
Deferred revenue	857	705
Other accrued expenses	2,792	2,180
Total current liabilities	7,825	7,068

Long-term debt	403	295
Payable and deferred income taxes	1,008	766
Pension and postretirement benefit obligations	8,826	8,833
Total liabilities	18,062	16,962

Shareholders’ equity
Preferred shares - $100 par value, authorized and issued shares of 5; $0.01 par value, authorized and unissued shares of 10,000	500	500
Common stock - $0.01 par value, authorized shares of 10,000; issued shares of 6,903 and 6,826 at September 30, 2015 and December 31, 2014, respectively	69	69
Treasury stock - at cost, 902 and 885 common shares at September 30, 2015 and December 31, 2014, respectively	(8,202)	(8,077)
Additional paid in capital	14,731	14,047
Accumulated other comprehensive loss	(3,215)	(3,997)
Retained earnings	18,156	37,614
Total shareholders’ equity	22,039	40,156
Total liabilities and shareholders’ equity	$40,101	$57,118

Please see accompanying notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES

Net (loss) income	$(3,838)	$29,958
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,383	2,753
Stock based compensation expense	684	677
Distribution in excess of equity in earnings and gain on sale from equity investment	—	(49,776)
Other non-cash operating activities	(958)	230
Changes in assets and liabilities:
Trade accounts receivable	(182)	(269)
Prepaid expenses and other assets	(1,204)	(272)
Accounts payable and accrued expenses	1,022	922
Accrued taxes	(109)	4,029
Pension and postretirement benefit obligations	775	139

Net cash used in operating activities	(427)	(11,609)

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(688)	(222)
Purchase of seat licenses and other intangibles	(353)	(115)
Proceeds from sale of assets	—	33
Proceeds received in excess of income from equity investments	—	49,776
Net cash (used in) provided by investing activities	(1,041)	49,472

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from debt	—	2,443
Repayment of debt and capital leases	(363)	(12,575)
Purchase of treasury stock	(125)	(399)
Dividends (Common and Preferred)	(15,620)	(19)

Net cash used in financing activities	(16,108)	(10,550)

Net change in cash and cash equivalents	(17,576)	27,313

Cash and cash equivalents at beginning of period	24,047	1,636

Cash and cash equivalents at end of period	$6,471	$28,949

Supplemental disclosure of non-cash investing activities:
Acquisition of equipment and seat licenses under capital leases	$368	$390
Seat licenses acquired but not paid	$—	$188

Please see the accompanying notes, which are an integral part of the condensed consolidated financial statements.

ALTEVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   NATURE OF OPERATIONS AND CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Nature of Operations

Alteva, Inc. (“Alteva” or the “Company”) is a cloud-based communications company that provides Unified Communications (“UC”) solutions, including enterprise hosted Voice over Internet Protocol (“VoIP”) and operates as a regional Incumbent Local Exchange Carrier (“ILEC”) in southern Orange County, New York and northern New Jersey.  Unless otherwise indicated or unless the context requires, all references to the Company means the Company and its wholly-owned subsidiaries.  The Company delivers cloud-based UC solutions including BroadSoft-based VoIP integrated with Microsoft Lync, Microsoft Exchange, Google Apps for Business, leading customer relationship management (“CRM”) applications such as Salesforce.com and Bring-Your-Own-Device (“BYOD”) solutions for Mobility, which allows users to take advantage of all of the features available to them no matter where they are located or what device they are using.  The Company’s ILEC operations consist of providing local and toll telephone service to residential and business customers, Internet high-speed broadband service, and satellite television services provided by DIRECTV®.

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

Revenue from these pooling arrangements which includes Universal Service Funds (“USF”) and National Exchange Carrier Association (“NECA”) pool settlements, accounted for 5% and 3% of the Company’s consolidated revenues for the nine months ended September 30, 2015 and 2014, respectively.

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

The Company only has goodwill that is associated with its UC segment, resulting from the purchase of certain assets and certain liabilities of Alteva, LLC in 2011.  The Company is not aware of any events or circumstances that occurred during the nine months ended September 30, 2015 that would have more likely than not reduced the fair value of this reporting unit below its carrying value.

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

NOTE 2:  NEW ACCOUNTING PRONOUNCEMENTS

In May 2015, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), followed in July by ASU 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965): Part (I) Fully Benefit-Responsive Investment Contracts, Part (II) Plan Investment Disclosures, Part (III) Measurement Date Practical Expedient. These ASUs simplify or eliminate some of the financial statement reporting and disclosures that were previously required for employee benefit plans. ASU 2015-07 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and requires retrospective presentation.  Parts I and II of ASU 2015-12 are effective for fiscal years beginning after December 15, 2015, and require retrospective presentation.  The Company expects the adoption of these standards will affect its employee benefit plan disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The update provides guidance on simplifying the presentation for debt issuance costs and debt discount and premium. The standard is effective for the annual and interim periods within those annual periods beginning after December 15, 2015.  The Company does not expect the adoption of ASU 2015-03 to have a significant impact to the disclosure or balance sheet presentation in its consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 to supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP.  The guidance was originally effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. ASU 2014-09 can be adopted using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements and has not yet selected a transition method nor has it selected an adoption date.

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

The components of seat licenses are as follows:

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of September 30, 2015
Seat licenses	5 years	$3,399	$(1,862)	$1,537

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of December 31, 2014
Seat licenses	5 years	$2,936	$(1,393)	$1,543

The components of other intangible assets are as follows:

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of September 30, 2015
Customer relationships	8 years	$5,400	$(2,812)	$2,588
Trade name	15 years	2,400	(667)	1,733
Website	12 years	95	(34)	61
Total		$7,895	$(3,513)	$4,382

	Estimated	Gross	Accumulated	Net
($ in thousands)	Useful Lives	Value	Amortization	Value
As of December 31, 2014
Customer relationships	8 years	$5,400	$(2,306)	$3,094
Trade name	15 years	2,400	(547)	1,853
Website	12 years	95	(22)	73
Total		$7,895	$(2,875)	$5,020

NOTE 4:  ORANGE COUNTY-POUGHKEEPSIE LIMITED PARTNERSHIP

The Company was a limited partner in the Orange County-Poughkeepsie Limited Partnership (“O-P”) and had an 8.108% limited partnership interest in the O-P until April 30, 2014, which was accounted for under the equity method of accounting.  The majority owner and general partner of the O-P is Verizon Wireless of the East LP (“Verizon”).

On April 30, 2014, the Company exercised the Put option and sold all of its ownership interest in the O-P for gross proceeds of $50 million, which resulted in a gain on the sale of $49.8 million.  The Company did not receive any income from the O-P after April 30, 2014.  The Company used a portion of the proceeds to repay all of the then outstanding borrowings under the TriState credit facility, paid taxes on the gain and fund a special dividend paid in this quarter. The Company expects to use the remaining gross proceeds, among other things, for working capital needs and support growth initiatives. The Company may, in its discretion, use the gross proceeds for other purposes.

Pursuant to the equity method accounting of the Company’s investment income, the Company is required to record the income from the O-P as an increase to the Company’s investment account.  On May 26, 2011, the Company entered into an agreement (the “4G Agreement”) with Verizon and Cellco Partnership (d/b/a Verizon Wireless), the other limited partner, in the O-P to make certain changes to the O-P partnership agreement.  The 4G Agreement provided for guaranteed annual cash distributions to the Company through 2013.  The Company was therefore required to apply the cash payments made as a return on its investment when received.   As a result of receiving the fixed guaranteed cash distributions from the O-P in excess of the Company’s proportionate share of the O-P income, the investment account was reduced to zero during 2012. Thereafter, the Company recorded the fixed guaranteed cash distributions that were received from the O-P in excess of the proportionate share of the O-P income directly to the Company’s statement of operations as other income.  In 2014 when the guaranteed distribution ceased, the Company returned to recording the income from the O-P as in increase to the Company’s investment account and any cash payments received were applied as a return on its investment.  As of September 30, 2015 and December 31, 2014, the investment account was zero.

The following summarizes the income statement (unaudited) for the nine months ended September 30, 2014:

For the nine months ended
($ in thousands)	September 30, 2014
Net sales	$170,746
Cellular service cost	80,051
Operating expenses	44,726
Operating income	45,969
Other income	62
Net income	$46,031
Company’s share	$2,597

NOTE 5: DEBT OBLIGATIONS

Debt obligations consisted of the following at September 30, 2015 and December 31, 2014:

	As of
($ in thousands)	September 30, 2015	December 31, 2014

Short-term debt:
Capital leases and other borrowings, current portion	$405	$325

Long-term debt:
Capital leases and other borrowings	403	295
Total debt obligations	$808	$620

On November 7, 2014, the Company entered into a demand line of credit with TriState (the “Demand Line of Credit”) to allow for borrowings up to $5.0 million. The Company borrows or repays its debt as needed based upon its working capital obligations.  It is up to the discretion of TriState to approve borrowings within the allowed line of credit limit and TriState may, at any time, demand that the Company make payment on an outstanding balance. There are no financial covenants under the Demand Line of Credit.  As of September 30, 2015, the Company did not have any outstanding balance under the Demand Line of Credit.

NOTE 6:  INCOME TAXES

The effective tax rate for the nine months ended September 30, 2015, and September 30, 2014 was 16% and 36%, respectively.  We determined our interim tax provision by developing an estimate of the annual effective tax rate and applying such rate to interim pre-tax results. The estimated rate includes projections of tax expense on the expected increase in our valuation allowance for deferred tax assets.  The estimated effective tax rate differed from the U.S. statutory rate primarily due to the expected increase in the valuation allowance, which reduced the overall tax benefit recorded for the period ended September 30, 2015.

As of September 30, 2015 and December 31, 2014, the Company carried a full valuation allowance against its deferred tax assets because management determined that it was not more likely than not that it would realize the benefits of such deferred tax assets. The Company maintains a deferred tax liability related to indefinite lived intangibles.

Accounting for uncertainty in income taxes requires uncertain tax positions to be classified as non-current income tax liabilities unless they are expected to be paid within one year.  The Company has concluded that there are no material uncertain tax positions requiring recognition in its consolidated financial statements as of September 30, 2015 and December 31, 2014.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. For the nine months ended September 30, 2015 and 2014, the interest expense relating to unrecognized tax benefits was not material.

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

NOTE 7:  PENSION AND POSTRETIREMENT OBLIGATIONS

The components of net periodic cost (benefit) for the three months ended September 30, 2015 and 2014 are as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended		For the three months ended
($ in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest cost	$195	$191	$24	$30
Expected return on plan assets	(195)	(228)	7	(6)
Amortization of prior service cost	14	14	(11)	(49)
Recognized actuarial loss	237	142	21	6

Net periodic benefit cost (benefit)	$251	$119	$41	$(19)

The components of net periodic cost (benefit) for the nine months ended September 30, 2015 and 2014 are as follows:

	Pension Benefits		Postretirement Benefits
	For the nine months ended		For the nine months ended
($ in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest cost	$586	$604	$73	$89
Expected return on plan assets	(586)	(669)	21	(15)
Amortization of prior service cost	42	42	(34)	(147)
Recognized actuarial loss	711	497	63	18

Net periodic benefit cost (benefit)	$753	$474	$123	$(55)

For the nine months ended September 30, 2015 and September 30, 2014, the Company has contributed $0.1 million and $0.2 million, respectively, to its pension and postretirement benefits plans. The amortization of prior service cost and recognized actuarial loss included in pension and postretirement expense represent reclassifications out of other comprehensive income (loss).

NOTE 8:    STOCK BASED COMPENSATION

The Company has a shareholder approved long-term incentive plan (the “LTIP”) to assist the Company and its affiliates in attracting, motivating and retaining selected individuals to serve as employees, directors, consultants and advisors of the Company and its affiliates by providing incentives to such individuals through the ownership and performance of the Company’s common stock. There are 1.1 million shares of common stock authorized for issuance under the LTIP.  Shares available for grant under the LTIP may be authorized and unissued shares or shares that have been reacquired by the Company and are designated as treasury shares. As of September 30, 2015 and December 31, 2014, 382,198 and 420,392 shares of the Company’s common stock were available for grant under the LTIP. The LTIP permits the issuance by the Company of awards in the form of stock options, stock appreciation rights, restricted stock and restricted stock units and performance shares. The exercise price per share of the Company’s common stock purchasable under any stock option or stock appreciation right may not be less than 100% of the fair market value of one share of common stock on the date of grant. The term of any stock option or stock appreciation right may not exceed ten years. The LTIP also provides plan participants with a cashless mechanism to exercise their stock options. Issued restricted stock, stock options and restricted stock units are subject to vesting restrictions.

On August 21, 2015, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved amendments to the vesting terms of unvested equity grants for all employees with outstanding grants under the LTIP.  All existing employee equity grant award agreements were amended to provide that all such awards vest immediately upon a change in control of the Company. On the same day, the Committee took further action so that all awarded, but unvested restricted stock of non-employee directors vested effective as of the close of business on Monday, August 24, 2015. As a result of these two changes, the Company recorded an additional $0.2 million in compensation expense during the third quarter of 2015 relating to the accelerated vesting for the three and nine months ended September 30, 2015.

Restricted Stock Awards

Stock-based compensation expense for restricted stock awards was $0.7 million and $0.7 million for the nine months ended September 30, 2015 and 2014, respectively, and was recorded within selling, general, and administrative expenses.

Restricted stock awards are amortized over their respective vesting periods of two or three years.  The Company records stock-based compensation for grants of restricted stock awards on a straight-line basis.

The following table summarizes the restricted common stock activity for the nine months ended September 30, 2015:

	For the nine months ended
	September 30, 2015
	Shares	Weighted Average Fair Value

Balance - nonvested at December 31, 2014	124,578	$9.84
Granted	80,452	7.37
Vested	(91,262)	9.27
Forfeited	(3,365)	9.94
Balance - nonvested at September 30, 2015	110,403	$8.52

The total grant-date fair value of restricted stock vested for the nine months ended September 30, 2015 was $0.8 million.  As of September 30, 2015, $0.6 million of total unrecognized compensation expense related to restricted common stock is expected to be recognized over a weighted average period of approximately 2.0 years.

Stock Options

The following tables summarize stock option activity for the nine months ended September 30, 2015, along with stock options exercisable at the end of the period:

	For the nine months ended
	September 30, 2015
Options	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)

Outstanding - Beginning of period	327,003	$12.18
Forfeited or expired	(22,655)	11.02
Outstanding - End of period	304,348	$12.26	6.11

Vested and Expected to Vest at September 30, 2015	295,218
Exercisable at September 30, 2015	260,555

The fair value of the stock-based awards was estimated using the Black-Scholes model.  No options were granted during the nine months ended September 30, 2015.

As of September 30, 2015, the amount of unrecognized compensation expense related to stock options awards was de minimis.

Stock-based compensation expense resulting from stock options granted to employees was de minimis for the nine months ended September 30, 2015 and 2014 and was recorded within selling, general, and administrative expenses.

Shareholder Rights Plan

On September 2, 2014, in connection with an unsolicited, non-binding acquisition proposal, the Company’s Board of Directors (the “Alteva Board”) adopted a Stockholder Rights Plan that provides for the distribution of one right for each share of common stock outstanding.  Each right entitles the holder to purchase one one-thousandth (1/1000th) of a share of Series A Junior Participating Preferred Stock, par value of $0.01 per share, of the Company (the “Preferred Stock”) at a price of $22.20 per one-thousandth of a share of Preferred Stock, subject to adjustment.  The rights generally become distributed and exercisable at the discretion of the Alteva Board following a public announcement that 20% or more of the Company’s common stock has been acquired or an intent to acquire has become apparent.  By its terms, the Stockholder Rights Plan expired on September 1, 2015.

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

On May 14, 2015, the stock repurchase program was terminated by the Company’s Board of Directors in connection with approving the special cash dividend of $2.60 per outstanding common share (see Note 10).

As of September 30, 2015, the Company repurchased 11,057 shares under the repurchase program at a value of $0.1 million.  Shares were purchased on the open market at the prevailing days’ stock price, plus transaction costs.

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

For the three and nine months ended September 30, 2015, the Company experienced a net loss.  As a result, the effect of participating securities was excluded from the computation of basic and diluted EPS.  The net losses were not allocated because the restricted stockholders are not required to fund losses.

The weighted average number of shares of common stock used in basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 was as follows:

	For the three months ended September 30,
(amounts in thousands, except for per share)	2015	2014

NUMERATOR:
Net loss applicable to common stock before participating securities	$(1,824)	$(1,336)
Less: income applicable to participating securities (1)	—	—
Net loss applicable to common stock	$(1,824)	$(1,336)

DENOMINATOR:
Weighted average shares outstanding - Basic and Diluted (2)	5,871	5,826

EPS:
Net loss per share - Basic and Diluted	$(0.31)	$(0.23)

(1)         For the three months ended September 30, 2015 and 2014, the Company had 0.1 million and 0.2 million, respectively in nonvested participating securities.  As the participating securities do not participate in losses, there was no allocation of loss for the three months ended September 30, 2015 and 2014.

(2)         For the three months ended September 30, 2015 and 2014, potentially dilutive shares related to out of the money common stock options that were excluded from EPS, as their effect was anti-dilutive, were nominal.

	For the nine months ended September 30,
(amounts in thousands, except for per share)	2015	2014

NUMERATOR:
Net (loss) income applicable to common stock before participating securities	$(3,857)	$29,939
Less: income applicable to participating securities (1)	—	(1,174)
Net (loss) income applicable to common stock	$(3,857)	$28,765

DENOMINATOR:
Weighted average shares outstanding - Basic and Diluted (2)	5,853	5,802

EPS:
Net (loss) income per share - Basic and Diluted	$(0.66)	$4.96

(1)         For the nine months ended September 30, 2015 and 2014, the Company had 0.1 million and 0.2 million, respectively in nonvested participating securities.  As the participating securities do not participate in losses, there was no allocation of loss for the nine months ended September 30, 2015.

(2)         For the nine months ended September 30, 2015 and 2014, potentially dilutive shares related to out of the money common stock options that were excluded from EPS, as their effect was anti-dilutive, were nominal.

NOTE 10:  SHAREHOLDERS’ EQUITY

A summary of the changes to shareholders’ equity for the nine months ended September 30, 2015 and 2014 is provided below:

	For the nine months ended September 30,
($ in thousands)	2015	2014
Shareholders’ equity, beginning of period	$40,156	$13,006
Net (loss) income	(3,838)	29,958
Dividends paid on common stock	(15,601)	—
Dividends paid on preferred stock	(19)	(19)
Stock based compensation	684	677
Treasury stock purchases	(125)	(399)
Changes in pension and postretirement benefit plans	782	410

Shareholders’ equity, end of period	$22,039	$43,633

Special Cash Dividend

On May 14, 2015, the Company’s Board of Directors authorized and declared a special cash dividend of $2.60 on each common share.

The record date for the special cash dividend was June 19, 2015, and the payment date for the dividend was June 30, 2015. At $2.60 per share, the special cash dividend represented approximately 36.0% of the Company’s closing stock price on May 14, 2015. Pursuant to NYSE MKT policy, when a dividend is declared in a per share amount that exceeds 20% of a company’s stock price, the date on which that company’s shares will begin to trade without the dividend, or ex-dividend, is the first business day following the payable date. The ex-dividend date as set by NYSE MKT was July 1, 2015, the first business day following the payable date for the special cash dividend. Shareholders of record on the record date who sold their shares of the Company’s common stock prior to July 1, 2015 were required by the NYSE MKT to give the purchaser of those shares of the Company’s common stock a due bill, covering the amount of the dividend, to be redeemed on the date fixed by the NYSE MKT.

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

Segment statement of operations information for the three months ended September 30, 2015 and 2014 is set forth below:

	For the three months ended September 30,
	2015			2014
	UC	Telephone	Consolidated	UC	Telephone	Consolidated

Operating Revenues	$4,718	$3,252	$7,970	$4,308	$3,263	$7,571

Operating Expenses
Cost of services and products	2,268	933	3,201	1,923	1,001	2,924
Selling, general and administrative expense	3,624	2,391	6,015	3,048	1,678	4,726
Loss on disposal, restructuring costs and other special charges	—	—	—	336	264	600
Depreciation and amortization	529	362	891	546	385	931
Total Operating Expenses	6,421	3,686	10,107	5,853	3,328	9,181

Operating Loss	(1,703)	(434)	(2,137)	(1,545)	(65)	(1,610)
Interest income (expense), net			(2)			20
Other income (expense), net			25			(4)
Loss before income taxes			$(2,114)			$(1,594)

Segment statement of operations information for the nine months ended September 30, 2015 and 2014 is set forth below:

	For the nine months ended September 30,
	2015			2014
	UC	Telephone	Consolidated	UC	Telephone	Consolidated

Operating Revenues	$13,703	$9,915	$23,618	$12,753	$9,946	$22,699

Operating Expenses
Cost of services and products	6,769	2,918	9,687	5,838	3,005	8,843
Selling, general and administrative expense	10,361	6,303	16,664	10,059	5,627	15,686
Loss on disposal, restructuring costs and other special charges	—	—	—	392	308	700
Depreciation and amortization	2,256	1,127	3,383	1,606	1,147	2,753
Total Operating Expenses	19,386	10,348	29,734	17,895	10,087	27,982

Operating Loss	(5,683)	(433)	(6,116)	(5,142)	(141)	(5,283)
Interest income (expense), net			10			(173)
Income from investment			—			52,373
Other income, net			1,515			23
(Loss) Income before income taxes			$(4,591)			$46,940

The assets for the UC segment decreased during the nine months ended September 30, 2015 primarily as a result of accelerated depreciation/amortization of office equipment and leasehold improvements associated with the exit of the office lease (see Note 13).

NOTE 12:    COMMITMENTS AND CONTINGENCIES

The Company is party, from time to time, to various legal proceedings, including patent infringement claims, regulatory investigations and tax examinations incidental to its business.  The Company continually monitors these legal proceedings, regulatory investigations and tax examinations to determine the impact and any required accruals.

On March 31, 2014, David J. Cuthbert was terminated as President and Chief Executive Officer of Alteva.  The Company notified Mr. Cuthbert that his termination was for “cause” and, as such, Mr. Cuthbert was not entitled to any of the benefits provided for under his employment agreement dated March 5, 2013, including cash severance and the acceleration of vesting on any unvested equity instruments.  Mr. Cuthbert disputed the Company’s basis for termination and claimed that he was due his full severance benefits.  As the Company did not want to incur further legal fees or the risk of distraction of a protracted legal dispute, on October 16, 2014, the Company, through mediation, entered into a settlement agreement and mutual release agreement (the “Settlement Agreement”) with Mr. Cuthbert.  In consideration for Mr. Cuthbert’s execution of the Settlement Agreement, the Company agreed to pay to Mr. Cuthbert the amount of $0.75 million less certain taxes and withholdings, which was accrued for and reported in the statement of operations under restructuring costs and other special charges, less insurance proceeds, for the nine months ended September 30, 2014.  The settlement agreement was paid out on October 28, 2014.

During the year ended December 31, 2014, the Company was named as a party to a lawsuit from Sprint regarding a certain tariff charge (IntraMTA carrier charge) billed by Alteva, paid by Sprint over a number of years that had not previously been disputed. Sprint has filed similar lawsuits against other carriers related to the same tariff charges. The Company has filed a motion to dismiss.  The amount of the claim filed by Sprint is for $0.2 million; however the Company has not been able to substantiate the basis for the claim amount and therefore, has not recorded an accrual as of September 30, 2015.

NOTE 13:    OFFICE RELOCATION

In February 2015, the Company entered into an agreement to terminate the lease for its corporate headquarters in Philadelphia, PA.  As part of this agreement, the Company was entitled to receive a payment of $1.5 million as long as the Company vacated the facility by May 18, 2015.  The Company vacated the facility on May 17, 2015 and received payment on June 22, 2015.  In connection with the lease termination, the Company has recognized other income of $1.5 million during the nine months ended September 30, 2015 in the statement of operations.  The Company depreciated the remaining net book value of the leasehold improvements and furniture and fixtures associated with the old headquarters, and recognize the remaining deferred rent liability through the move date of May 17, 2015. The statement of operations includes accelerated depreciation of zero and $0.8 million for the three and nine months ended September 30, 2015 reported in depreciation and amortization, respectively, as well as accelerated deferred rent of zero and $0.4 million for the three and nine months ended September 30, 2015, reported in selling, general and administrative expenses in the UC Segment, respectively.

In connection with the lease termination, the Company entered into a lease for a new corporate headquarters in Philadelphia, PA dated February 27, 2015.  The terms of the lease are for 10 full years with minimum rental payments of $0.4 million for the first full twelve month period, escalating by 2.5% each year thereafter.  The first full twelve month period began on June 1, 2015 since the Company began operating from the new location on May 18, 2015.  Per the agreement, the Company paid a per diem rate from the date it begins operating from the new location until the first day of the first full month.

NOTE 14:  MERGER AGREEMENT

On September 2, 2015, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MBS Holdings, Inc., a Delaware corporation (“Parent”), and Arrow Merger Subsidiary, Inc., a New York corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent.

At the time that the Merger becomes effective (the “Effective Time”), (i) each issued and outstanding common share of the Company, par value $0.01 per share (the “Common Stock”), other than certain excluded shares, will be converted automatically into the right to receive $4.70 in cash (the “Common Stock Merger Consideration”), and (ii) each issued and outstanding 5% Series Preferred Share of the Company, par value $100 per share, will be converted automatically into the right to receive $100 all in cash, plus any accrued but unpaid dividends through the Closing Date (as defined in the Merger Agreement).

Completion of the Merger is subject to various closing conditions, including, among others, (a) the affirmative vote of at least seventy percent (70%) of the outstanding shares of Common Stock entitled to vote at a special shareholders meeting (“Shareholders’ Meeting”) in favor of adopting the Merger Agreement and approving the Merger, (b) the receipt of required regulatory approvals and consents, and (c) the absence of any law, injunction, judgment, order, decree or ruling restraining or prohibiting consummation of the Merger.  Each party’s obligation to consummate the Merger is also subject to certain additional conditions, which include the accuracy of the other party’s representations and warranties and the other party’s compliance with its covenants and obligations in all material respects (in each case, as contained in the Merger Agreement).

Shareholders of the Company have been asked to vote on the adoption of the Merger Agreement and the approval of the Merger at the Shareholders’ Meeting that is currently scheduled for November 16, 2015.

For the nine months ended, the Company incurred $0.9 million of costs associated with the pending Merger.  These costs are presented in selling, general and administrative expenses in the statements of operations.

If the proposal to adopt the Merger Agreement is not approved by the Shareholders, or if the Merger is not consummated for any other reason, under specified circumstances, Alteva will be required to pay Parent (a) a termination fee of $873,000, or (b) the lesser of $750,000 and Parent’s documented out-of-pocket transaction fees and expenses actually incurred in connection with the transactions contemplated in the Merger Agreement.

NOTE 15:    SUBSEQUENT EVENTS

On October 8, 2015, Missy Hogan and Jennifer Geiger, as Trustees for the Janice Lynn Livingston Special Needs Trust U/A 2/17/11 (the “Plaintiff”), filed a suit in New York state court against Alteva, Alteva’s Board of Directors (Kelly C. Bloss, Brian J. Kelley, Jeffrey D. Alario, Douglas B. Benedict, and Edward J. Morea, together with Alteva, Inc. “Alteva Defendants”), MBS Holdings, Inc. and Arrow Merger Subsidiary, Inc.  Plaintiff has requested that the court certify the suit as a class action, but the court has not ruled on the request.  In the lawsuit, Plaintiff alleges that Alteva Defendants have breached their fiduciary duties to the public shareholders of Alteva by, among other things, failing to take reasonable steps to obtain and/or ensure that the public shareholders receive adequate and fair value for their shares in the proposed transaction.  Plaintiff also alleges that MBS Holdings, Inc. and Arrow Merger Subsidiary, Inc. aided and abetted Alteva Defendants in breaching their fiduciary duties to the public shareholders of Alteva.

In addition, in a filing dated October 13, 2015, Plaintiff requested that the court issue an order restraining the November 16, 2015 vote.  On October 19, 2015, the court denied Plaintiff’s request for injunctive relief, but ordered expedited discovery and a hearing on November 12, 2015 concerning whether a preliminary injunction should be issued enjoining the November 16, 2015 vote.

At the November 12, 2015 hearing, the court denied Plaintiff’s request for a preliminary injunction.  The underlying case remains pending in New York state court.

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

Executive Summary

	Nine months ended September 30, 2015				Nine months ended September 30, 2014				Change
		% of Total	Operating	Operating		% of Total	Operating	Operating		Operating
($ in thousands)	Revenue	Revenue	Loss	Margin	Revenue	Revenue	Loss	Margin	Revenue	Loss
UC	$13,703	58%	$(5,683)	(41)%	$12,753	56%	$(5,142)	(40)%	$950	$(541)
Telephone	9,915	42%	(433)	(4)%	9,946	44%	(141)	(1)%	(31)	(292)
Total	$23,618	100%	$(6,116)	(26)%	$22,699	100%	$(5,283)	(23)%	$919	$(833)

Revenues increased 4% to $23.6 million for the nine months ended September 30, 2015, in comparison to $22.7 million for the nine months ended September 30, 2014.  The increase is primarily due to our UC license and usage revenues.  As of September 30, 2015, there were over 57,000 users on Alteva’s hosted platform, which represents an increase of 15% of the installed base compared September 30, 2014.   As of September 30, 2015, the Company had approximately 5,400 new users, or 9% of the installed base, sold and scheduled for implementation.  During the nine months ended September 30, 2015, we had an operating loss of $6.1 million, compared to an operating loss of $5.3 million for the nine months ended September 30, 2014.  The increase in operating loss was attributable to higher depreciation expense incurred in connection with the acceleration of depreciation associated with leasehold improvements written off as a result of the Philadelphia, PA office move in May 2015, higher cost of services and products due to increased sales and higher selling, general and administrative expenses primarily due to professional fees and other costs associated with the review of strategic alternatives and entering into the Agreement and Plan of Merger with MBS Holdings, Inc.  During the nine months ended September 30, 2015, we had a net loss of $3.8 million compared to net income of $29.9 million for the nine months ending September 30, 2014, which was primarily due to the gain on sale from the O-P investment in 2014. In 2015, we no longer have income from the O-P investment.

Results of Operations for the three and nine months ended September 30, 2015 and 2014

OPERATING REVENUES

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

	For the three months ended September 30, 2015		For the three months ended September 30, 2014		Change
		% of Total		% of Total
($ in thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
UC	$4,718	59%	$4,308	57%	$410
Telephone	3,252	41%	3,263	43%	(11)
Total	$7,970	100%	$7,571	100%	$399

Revenues for our UC segment increased 10% for the three months ended September 30, 2015 compared to the same period in 2014.  This increase was primarily associated with a $0.3 million increase in license and usage revenue from the segment’s organic growth.  Revenues for our Telephone segment were flat for the three months ended September 30, 2015 compared to the same period in 2014, due to decreases in access lines partially offset by higher pooling arrangements, access line rate increases and custom pole work.

For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	For the nine months ended September 30, 2015		For the nine months ended September 30, 2014		Change
		% of Total		% of Total
($ in thousands)	Revenue	Revenue	Revenue	Revenue	Revenue
UC	$13,703	58%	$12,753	56%	$950
Telephone	9,915	42%	9,946	44%	(31)
Total	$23,618	100%	$22,699	100%	$919

Revenues for our UC segment increased 8% for the nine months ended September 30, 2015 compared to the same period in 2014.  This increase was primarily associated with a $0.9 million increase in license and usage revenue from the segment’s organic growth.  Revenues for our Telephone segment were relatively flat for the nine months ended September 30, 2015 compared to the same period in 2014, due to decreases in access lines partially offset higher pooling arrangements, access line rate increases and custom pole work.

OPERATING EXPENSES

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

	UC			Telephone			Consolidated
	For the Three Month Ended September 30			For the Three Month Ended September 30			For the Three Month Ended September 30
(in thousands)	2015	2014	Change	2015	2014	Change	2015	2014	Change
Cost of services and products	$2,268	$1,923	$345	$933	$1,001	$(68)	$3,201	$2,924	$277
Selling, general and administrative	3,624	3,048	576	2,391	1,678	713	6,015	4,726	1,289
Depreciation and amortization	529	546	(17)	362	385	(23)	891	931	(40)
Loss on disposal, restructuring costs and other special charges	—	336	(336)	—	264	(264)	—	600	(600)
Total operating expenses	$6,421	$5,853	$568	$3,686	$3,328	$358	$10,107	$9,181	$926

Total operating expenses increased 10% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to selling, general and administrative expenses increasing 27% and cost of services and products increasing 10%.  The increase in selling, general and administrative expenses was primarily due to an increase in professional fees and other costs associated with the review of strategic alternatives and entering into the Agreement and Plan of Merger with MBS Holdings, Inc.  The increase in cost of services and products was primarily related to the variable costs associated with the additional seats on the platform and the hiring of additional operations personnel to support the implementation of new seats, including the growing implementation backlog.

Cost of Services and Products

Cost of services and products for our UC segment increased 18% for the three months ended September 30, 2015 compared to the same period in 2014.  The increase in UC cost of services expenses was due to the variable costs associated with the additional seats on the platform and the hiring of additional operations personnel to support the implementation of new seats, including the growing implementation backlog.

Cost of services and products for our Telephone segment remained relatively flat for the three months ended September 30, 2015 compared to the same period in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 27% for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to professional fees and other costs associated with the review of strategic alternatives and entering into the Agreement and Plan of Merger with MBS Holdings, Inc.

Depreciation and Amortization Expense

Depreciation and amortization expense remained relatively unchanged for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Loss on Disposal, Restructuring Costs and Other Special Charges

We incurred $0.6 million charge in connection with the settlement with our former CEO for the three months ended September 30, 2014.

For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	UC			Telephone			Consolidated
	For the Nine Month Ended September 30			For the Nine Month Ended September 30			For the Nine Month Ended September 30
(in thousands)	2015	2014	Change	2015	2014	Change	2015	2014	Change
Cost of services and products	$6,769	$5,838	$931	$2,918	$3,005	$(87)	$9,687	$8,843	$844
Selling, general and administrative	10,361	10,059	302	6,303	5,627	676	16,664	15,686	978
Depreciation and amortization	2,256	1,606	650	1,127	1,147	(20)	3,383	2,753	630
Loss on disposal, restructuring costs and other special charges	—	392	(392)	—	308	(308)	—	700	(700)
Total operating expenses	$19,386	$17,895	$1,491	$10,348	$10,087	$261	$29,734	$27,982	$1,752

Total operating expenses increased 6% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to depreciation and amortization increasing 23% and cost of services and products increasing 10%. The depreciation increase was due to the acceleration of depreciation associated with the Philadelphia, PA office move and the increase in cost of services and products was primarily related to the variable costs associated with the additional seats on the platform and the hiring of additional operations personnel to support the implementation of new seats, including the growing implementation backlog.

Cost of Services and Products

Cost of services and products for our UC segment increased 16% for the nine months ended September 30, 2015 compared to the same period in 2014.  The increase in UC cost of services expenses was due to the variable costs associated with the additional seats on the platform and the hiring of additional operations personnel to support the implementation of new seats, including the growing implementation backlog.

Cost of services and products for our Telephone segment remained relatively flat for the nine months ended September 30, 2015 compared to the same period in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 6% for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to professional fees and other costs associated with the review of strategic alternatives and entering into the Agreement and Plan of Merger with MBS Holdings, Inc.

Depreciation and Amortization Expense

Depreciation and amortization expense in the UC segment increased 40% for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to the accelerated depreciation of leasehold improvements to be written off in connection with the Philadelphia, PA office move (see Note 13).

Loss on Disposal, Restructuring Costs and Other Special Charges

We incurred $0.7 million charge in connection with the settlement with our former CEO for the nine months ended September 30, 2014.

TOTAL OTHER INCOME (EXPENSE)

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

	For the Three Month Ended September 30,
(in thousands)	2015	2014	Change
Interest income (expense), net	$(2)	$20	$(22)
Income from investment	—	—	—
Other income, net	25	(4)	29
Total other income	$23	$16	$7

Total other income was insignificant and flat for the three months ended September 30, 2015, as compared to same period in 2014.

For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	For the Nine Month Ended September 30,
(in thousands)	2015	2014	Change
Interest income (expense), net	$10	$(173)	$183
Income from investment	—	52,373	(52,373)
Other income, net	1,515	23	1,492
Total other income	$1,525	$52,223	$(50,698)

Total other income decreased 97% for the nine months ended September 30, 2015, as compared to same period in 2014. The decrease was due to the gain on the sale of our ownership in the O-P partnership in 2014, offset by the gain on our lease termination in 2015 (see Note 13).

INCOME TAXES

For the three months ended September 30, 2015, we had an income tax benefit of $0.3 million, or 14% of loss before income taxes, as compared to an income tax benefit of $0.3 million, or 17% of loss before income taxes, for the three months ended September 30, 2014.  For the nine months ended September 30, 2015, we had an income tax benefit of $0.8 million, or 16% of loss before income taxes, as compared to an income tax expense of $17.0 million, or 36% of income before income taxes, for the nine months ended September 30, 2014.  The estimated effective tax rate for each period includes projections of tax expense on the expected change in our valuation allowance for deferred tax assets. The effective tax rate for the period ended September 30, 2015 is lower than the federal tax rate due to the valuation allowance for deferred tax assets reducing the overall tax benefit recorded.  For the nine months ended September 30, 2014, the higher effective tax rate was due to the exercise of the Put being treated as a discrete item and was taxed at the full federal tax rate of 35%.

LIQUIDITY AND CAPITAL RESOURCES

We had $6.5 million of cash and cash equivalents at September 30, 2015, as compared with $24.0 million at December 31, 2014.  We sold all of our ownership interest in the O-P on April 30, 2014 for gross proceeds of $50 million (see Note 4).  We did not receive any income from the O-P after April 30, 2014.  We used a portion of the proceeds to repay all of the outstanding borrowings under the TriState credit facility, pay taxes on the related gain and fund the special cash dividend paid in the second quarter of 2015.   We expect the remaining gross proceeds to be used to fund working capital needs.

On November 7, 2014, we entered into a new demand line of credit with TriState (the “Demand Line of Credit”) to allow for borrowings up to $5.0 million.  We borrow or repay our debt as needed based upon our working capital obligations.  It is up to the discretion of TriState to approve borrowings within the allowed line of credit limit and TriState may, at any time, demand that we make payment on an outstanding balance. As of September 30, 2015, the Company did not have any outstanding balance under the Demand Line of Credit.

On May 14, 2015, the stock repurchase program that was authorized in August 2014 was terminated by our Board of Directors in connection with approving the special cash dividend.

CASH FROM OPERATING ACTIVITIES

Net cash used in operating activities during the nine months ended September 30, 2015 of $0.4 million compared to cash used in operating activities for the nine months ended September 30, 2014 of $11.6 million.  This change was primarily due to payments of taxes associated with the gain on the sale of our ownership interest in the O-P.

CASH FROM INVESTING ACTIVITIES

Net cash used in investing activities during the nine months ended September 30, 2015 was $1.0 million compared to cash provided by investing activities of $49.5 million for the nine months ended September 30, 2014.  Net cash used in investing activities for the nine months ended September 30, 2015 was due to the purchase of leasehold improvements and furniture for the new office lease in Philadelphia, PA.  Net cash provided by investing activities for the nine months ended September 30, 2014 was primarily due to the $49.8 million proceeds from the exercise of the O-P Put that represented the return of our investment.

CASH FROM FINANCING ACTIVITIES

Net cash used in financing activities during the nine months ended September 30, 2015 was $16.1 million compared to cash used in financing activities of $10.6 million for the nine months ended September 30, 2014.  During the nine months ended September 30, 2015, we paid out $15.6 million for a special dividend of $2.60 per common share.  In addition, we purchased $0.1 million of treasury shares from employee restricted stock vestings and made capital lease payments totaling $0.4 million.  The financing activities for the nine months ended September 30, 2014 were attributed to the repayment of our outstanding balance of $11.6 million on our TriState credit facility from the proceeds received for the sale of our ownership in the O-P partnership.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any material market risk. Our exposure to changes in interest rates results from our borrowing activities. There were no material changes to our quantitative disclosure about market risk as presented in item 7A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and our Interim Chief Financial Officer (Principal Financial and Accounting Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer (Principal Executive Officer) and our Interim Chief Financial Officer (Principal Financial and Accounting Officer) have concluded that our disclosure controls and procedures were effective as of September 30, 2015. There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. - RISK FACTORS

There were no material changes to our risk factors as presented in Item 1A of our Annual Report on Form 10-K, as amended for the year ended December 31, 2014, with exception of the following:

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

On July 29, 2015 the Federal Communications Commission (“FCC”) released a public notice that, pursuant to the FCC’s USF/ICC Transformation Order from 2011, a rule was adopted to eliminate high-cost universal service support in ILEC study areas where an unsubsidized carrier or a combination of unsubsidized carriers offers voice and broadband services that meet certain service obligations as defined by the FCC. The public notice published the study areas where there was 100 percent overlap between subsidized and unsubsidized carriers.  The preliminary findings of the study indicated Alteva’s ILEC coverage in New Jersey was determined to be 100 percent overlapped, and Alteva’s ILEC coverage in New York was determined to be between 99 and 100 percent overlapped.  The Company filed a response indicating there was not 100% overlap coverage, however, further communication from the FCC regarding their determination is pending.  If the FCC does not agree with the Company’s analysis, or it is determined by the FCC in future years that the overlap coverage is 100 percent, we would be subject to the elimination of the subsidies. For the year ended December 31, 2014, we received $0.3 million in subsidies for our ILEC coverage in New Jersey and $0.8 million in subsidies for our ILEC coverage in New York.

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

The Company may fail to complete the proposed merger with and into MBS Holdings, Inc.

On September 2, 2015, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MBS Holdings, Inc., a Delaware corporation (“Parent”), and Arrow Merger Subsidiary, Inc., a New York corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent.

Completion of the Merger is subject to various closing conditions, including, among others, (a) the affirmative vote of at least seventy percent (70%) of the outstanding shares of Common Stock entitled to vote at a special shareholders meeting (“Shareholders’ Meeting”) in favor of adopting the Merger Agreement and approving the Merger, (b) the receipt of required regulatory approvals and consents, and (c) the absence of any law, injunction, judgment, order, decree or ruling restraining or prohibiting consummation of the Merger.  Each party’s obligation to consummate the Merger is also subject to certain additional conditions, which include the accuracy of the other party’s representations and warranties and the other party’s compliance with its covenants and obligations in all material respects (in each case, as contained in the Merger Agreement).

There can be no assurance that the Company will receive the necessary approvals for the transaction or that the Company will be able to hold the Shareholders’ Meeting as currently scheduled. Delays in the Merger closing, could divert attention from the Company’s ongoing operations on the part of management and employees and adversely impact the Company. Failure to complete the Merger for any reason could negatively impact the Company’s: ability to motivate and retain employees, relationships with customers and vendors, stock price and future business and financial results.

The Company has incurred and expects to incur substantial transaction fees and costs in connection with the Merger.

The Company has incurred and expects to incur additional material non-recurring expenses in connection with the Merger and completion of the transactions contemplated by the Merger Agreement. If the proposal to adopt the Merger Agreement is not approved by the Shareholders, or if the Merger is not consummated for any other reason, under specified circumstances, Alteva will be required to pay Parent (a) a termination fee of $873,000, or (b) the lesser of $750,000 and Parent’s documented out-of-pocket transaction fees and expenses actually incurred in connection with the transactions contemplated in the Merger Agreement.

Litigation has been instituted against the Company and members of the Company’s board of directors, challenging the Merger, and adverse judgments in these lawsuits may prevent the Merger from becoming effective within the expected timeframe or at all.

The Company and members of the Company’s board of directors have been, and may continue to be, named as defendants in lawsuits or other proceedings that may be brought by Shareholders challenging the Merger. See “Note 15: Subsequent Events” in the notes to the condensed and consolidated financial statements above. Even if the plaintiffs in these potential actions are not successful in obtaining an injunction, they may nevertheless continue the action and seek damages after the Merger has closed. In addition, the costs of defending against such claims could adversely affect the financial condition of the Company. We cannot provide any assurance that such proceedings, and, if relevant, the settlement of any such proceedings, will not have a material adverse effect on the Company, its operations or future prospects.

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

10.2

400 Market Street Office Lease as of February 27, 2015 between Alteva, Inc. and 400 Market L.P. is incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.3

Form of Global Amendment to Award Agreements Under The Amended and Restated Warwick Valley Company 2008 Long-Term Incentive Plan is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 27, 2015.

10.4

Merger Agreement dated September 2, 2015, by and between Alteva, Inc. and MBS Holdings, Inc. and Arrow Merger Subsidiary, Inc. is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 3, 2015.

10.5	Form of Global Amendment to Certain Restricted Stock Award Agreements under the Amended and Restated Warwick Valley Company 2008 Long-Term Incentive Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Brian J. Kelley, Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Andrea E. McHugh, Interim Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Brian J. Kelley, Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Andrea E. McHugh, Interim Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alteva, Inc.
(Registrant)

Date:	November 13, 2015	/s/ Brian J. Kelley
Brian J. Kelley
Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2015	/s/ Andrea E. McHugh
Andrea E. McHugh
Interim Chief Financial Officer
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

10.2

400 Market Street Office Lease as of February 27, 2015 between Alteva, Inc. and 400 Market L.P. is incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.3

Form of Global Amendment to Award Agreements Under The Amended and Restated Warwick Valley Company 2008 Long-Term Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2015.

10.4

Merger Agreement dated September 2, 2015, by and between Alteva, Inc. and MBS Holdings, Inc. and Arrow Merger Subsidiary, Inc. is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 3, 2015.

10.5	Form of Global Amendment to Certain Restricted Stock Award Agreements under the Amended and Restated Warwick Valley Company 2008 Long-Term Incentive Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification signed by Brian J. Kelley, Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification signed by Andrea E. McHugh, Interim Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Brian J. Kelley, Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Andrea E. McHugh, Interim Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.